Form 10-K
period 2014-12-31
ICONIX BRAND GROUP, INC.
filed 2015-03-02
CIK 857737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2014 was approximately $2,062.5 million. As of February 24, 2015, 47,863,080 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held in 2015 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

ICONIX BRAND GROUP, INC. - FORM 10-K

Unless the context requires otherwise, references in this Form 10-K to the “Company,” “Iconix,” “we,” “us,” “our,” or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

General

Iconix Brand Group is a brand management company and owner of a diversified portfolio of 35 global consumer brands across women’s, men’s, entertainment and home. The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

The Company’s brand portfolio includes Candie’s ®, Bongo ®, Badgley Mischka ®, Joe Boxer ®, Rampage ®, Mudd ®, London Fog ®, Mossimo ®, Ocean Pacific/OP ®, Danskin/Danskin Now ®, Rocawear ® /Roc Nation ®, Cannon ®, Royal Velvet ®, Fieldcrest ®, Charisma ®, Starter ®, Waverly ®, Ecko Unltd ® /Mark Ecko Cut & Sew ®, Zoo York ®, Sharper Image ®, Umbro ® and Lee Cooper ®; and interest in Artful Dodger ®, Material Girl ®, Peanuts ®, Ed Hardy ®, Truth or Dare ®, Billionaire Boys Club ®, Ice Cream ®, Modern Amusement ®, Buffalo ®, Nick Graham ® and Hydraulic®.

The Company looks to monetize the Intellectual Property (herein referred to as “IP”) related to its brands throughout the world and in all relevant categories by licensing directly with leading retailers (herein referred to as “direct to retail”), through consortia of wholesale licensees, through joint ventures in specific territories and via other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels from the mass tier to the luxury market and, in the case of the Peanuts brand, through various media outlets, including television, movies, digital and mobile content. The licensees are responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with advertising and promotional campaigns designed to increase brand awareness. Additionally the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

Globally, the Company has over 50 direct-to-retail licenses and more than 1,100 total licenses. Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and without inventory, production or distribution costs or risks, and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows. As of January 1, 2015, the Company had over $800 million of aggregate guaranteed royalty revenue over the terms of its existing contracts excluding renewals.

A key initiative in the Company’s global brand expansion plans has been the formation of international joint ventures. The strategy in forming international joint ventures is to partner with best-in-class, local partners to bring the Company’s brands to market more quickly and efficiently, generating greater short- and long-term value from its IP, than the Company believes is possible if it were to build-out wholly-owned operations ourselves across a multitude of regional or local offices. Since September 2008, the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel and Iconix Middle East.

The Company also plans to continue to build and maintain its brand portfolio by acquiring additional brands directly or through joint ventures. In assessing potential acquisitions or investments, the Company primarily evaluates the strength of the target brand as well as the expected viability and sustainability of future royalty streams. The Company believes that this focused approach allows it to effectively screen a wide pool of consumer brand candidates and other asset light businesses, strategically evaluate acquisition targets and complete due diligence for potential acquisitions efficiently.

The Company’s primary goal of maximizing the value of its IP also includes, in certain instances, the sale to third parties of a brand’s trademark in specific territories or categories. As such, the Company evaluates potential offers to acquire some or all of a brand’s IP by comparing whether the offer is more valuable than the Company’s estimate of the current and potential revenue streams to be earned via the Company’s traditional licensing model. Further, as part of the Company’s evaluation process it also considers whether or not the buyer’s future development of the brand may help to expand the brand’s overall recognition and global revenue potential.

Since October 2004, the Company has acquired the following brands:

Date acquired	Brand
October 2004	Badgley Mischka
July 2005	Joe Boxer
September 2005	Rampage
April 2006	Mudd
August 2006	London Fog
October 2006	Mossimo
November 2006	Ocean Pacific/ OP
March 2007	Danskin/ Danskin Now
March 2007	Rocawear/ Roc Nation
October 2007	Official-Pillowtex brands (Cannon, Royal Velvet, Fieldcrest and Charisma)
December 2007	Starter
October 2008	Waverly
October 2009, July 2011	Zoo York(1)
October 2011	Sharper Image
November 2012	Umbro
February 2013	Lee Cooper(2)
October 2009, May 2013	Ecko Unltd/ Marc Ecko Cut & Sew(3)

[1]

In July 2011, the Company, through its wholly-owned subsidiary ZY Holdings, purchased the Zoo York brand and related assets from its IPH Unltd joint venture, increasing its effective ownership in the Zoo York brand from 51% to 100%.

[2]	In March 2014 the Company sold 50% of its Lee Cooper marks in the United States to its newly formed joint venture, LC Partners.

[3]	In May 2013 the Company purchased the remaining 49% of the equity interest in IPH Unltd from its minority partner, increasing its effective ownership of the Ecko portfolio of brands from 51% to 100%.

In addition to the acquisitions above, the Company has acquired ownership interests in the following brands through its investments in joint ventures as of December 31, 2014:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix’s Interest
November 2007	Artful Dodger	Scion	50%
May 2009, April 2011	Ed Hardy(1)	Hardy Way	85%
March 2010	Material Girl and Truth or Dare	MG Icon	50%
June 2010	Peanuts	Peanuts Holdings	80%
May 2012	Ice Cream, Billionaire Boys Club	Scion	25%
December 2012	Modern Amusement	Icon Modern Amusement	51%
February 2013	Buffalo	Alberta ULC	51%
October 2014	Nick Graham	NGX	51%
December 2014	Hydraulic	Hydraulic IP Holdings	51%

(1)	In April 2011, the Company acquired an additional interest in Hardy Way LLC, increasing its effective ownership of the brand from 50% to 85%.

Through December 31, 2014, the Company formed the following joint ventures to develop and market its brands in specific international markets, herein collectively referred to as the Company’s “International Joint Ventures”:

Date Created	Investment /Joint Venture	Iconix’s Interest
September 2008	Iconix China	50%
December 2009	Iconix Europe(1)	51%
May 2012	Iconix India	50%
June 2013	Iconix Canada	50%
September 2013	Iconix Australia	50%
October 2013	Iconix Southeast Asia	50%
December 2013	Iconix Israel	50%
December 2014	Iconix Middle East	50%

(1)	In January 2014 the Company purchased an additional 1% of the equity interest in Iconix Europe from its partner, increasing its effective ownership from 50% to 51%.

Corporate Information

The Company was incorporated under the laws of the state of Delaware in 1978. Its principal executive offices are located at 1450 Broadway, New York, New York 10018, and its telephone number is (212) 730-0030. The Company’s website address is www.iconixbrand.com. The information on the Company’s website does not constitute part of this Form 10-K. The Company has included its website address in this document as an inactive textual reference only.

The Company’s brands

The Company owns a diversified portfolio of 35 iconic brands across women’s, men’s, home and entertainment. The Company’s objective is to grow its existing portfolio organically, both domestically and internationally, and acquire new brands, both of which leverages its brand management expertise, platform and infrastructure, and where third parties offer similar leverage of their relationships and infrastructures, enter into joint ventures or other partnerships. To achieve this objective, the Company intends to:

•

extend its existing brands by adding additional product categories, expanding the brands’ distribution and retail presence and optimizing its licensees’ sales through marketing that increases consumer awareness and loyalty;

•	continue its international expansion through additional licenses, partnerships, joint ventures and other arrangements with leading retailers and wholesalers worldwide; and

•

continue acquiring consumer brands or the rights to such brands with high consumer awareness, broad appeal, applicability to a range of product categories and an ability to diversify the Company’s portfolio.

In managing its brands, the Company seeks to capitalize on its heritage and authenticity, while simultaneously working to keep its brands relevant to today’s consumer.

Brands Wholly-Owned by Iconix:

Women’s Brands

Candie’s. Candie’s is known primarily as a junior lifestyle brand, with products in the footwear, apparel and accessories categories, and the brand has achieved high recognition for its flirty and fun image and affiliations with celebrity spokespeople. Candie’s was established as a brand in 1977 and is Iconix’s longest held trademark. The primary licensee for Candie’s is Kohl’s Department Stores, Inc., herein referred to as Kohl’s, which commenced the roll out of the brand in July 2005 in all of its stores in the United States with a multi-category line of Candie’s lifestyle products, including sportswear, denim, footwear, handbags, intimate apparel, children’s apparel, fragrance and home accessories. Candie’s shop-in-shops are in all of Kohl’s over 1,100 stores, creating a brand specific shopping experience. Celebrity spokespeople for the Candie’s brand over the past two decades have included Jenny McCarthy, Destiny’s Child, Kelly Clarkson, Hilary Duff, Fergie, Hayden Panetierre, Britney Spears, Vanessa Hudgens, Lea Michele, Carly Rae Jepsen and, currently, singer and actress Bella Thorne. The brand is licensed in Latin America, Southeast Asia, India and Korea and is sold through more than 700 Candie’s retail locations in China.

Bongo. The Bongo brand is positioned as a California lifestyle brand, with a broad range of women’s and children’s casual apparel and accessories, including denim, sportswear, eyewear, footwear and watches. The brand was established in 1982. In February 2010, the Company signed an exclusive direct-to-retail license agreement with Kmart Corporation, a wholly-owned subsidiary of Sears Holding Corporation (herein referred to as Kmart/Sears), for the brand in the United States. Bongo is a highly visible brand across Kmart/Sears, with strong presence across women’s apparel, accessories and footwear. Celebrity spokespeople for the Bongo brand have included Liv Tyler, Rachel Bilson, Nicole Richie, Vanessa Minnillo, Kim Kardashian, Jesse McCartney, Audrina Patridge, Lucy Hale and, currently, actress Vanessa Hudgens. The Bongo brand is also licensed in Latin America.

Badgley Mischka. The Badgley Mischka brand is known as one of the premiere couture eveningwear brands. The brand was established in 1988 and was acquired by the Company in October 2004. Badgley Mischka products are sold in the United States through luxury department and specialty stores, including Bergdorf Goodman, Neiman Marcus and Saks Fifth Avenue, with its largest retail categories being women’s apparel, bridal, footwear, handbags and other accessories. In 2013, Badgley Mischka launched a more accessible diffusion line called ‘Belle Badgley Mischka’ sold exclusively at Dillards and Lord and Taylor. Badgley Mischka designs have been worn by such celebrities as Angelina Jolie, Catherine Zeta Jones, Halle Berry, Kate Winslet, Ashley and Mary Kate Olsen, Teri Hatcher, Eva Longoria, Carrie Underwood, Lauren Hutton, Angelica Huston, Brooke Shields and Rumer Willis. Badgley Mischka products are distributed internationally, primarily by our licensees based in the United States and, also, through 12 Badgley Mischka retail locations in China. The brand is also licensed in Europe, the Middle East, Korea and Canada.

Joe Boxer. Joe Boxer is a highly recognized lifestyle brand known for its irreverent and humorous image and provocative promotional events. The brand was established in 1985 and was acquired by the Company in July 2005. Since August 2001, Kmart/Sears has held the exclusive license for the brand in the United States covering apparel, fashion accessories and home products for men, women, teens and children. In September 2006, the Company expanded the license with Kmart/Sears to extend the brand, already present across Kmart stores, into all Sears stores. In 2013, Joe Boxer launched a clever musical ad campaign across national TV and social media campaigns around “Ring in the Holidays” that invited people to Kmart to buy their Joe Boxer during the Christmas Season. The brand is also licensed in Europe, Latin America, and Southeast Asia.

Rampage. Rampage was established in 1982 and is known as a contemporary/junior women’s sportswear brand. The brand was acquired by the Company in September 2005. Rampage products are sold through better department stores such as Macy’s and Belk Stores, with the largest retail categories being sportswear, footwear, intimate apparel and swimwear. Supermodels Petra Nemcova, Gisele Bundchen and Bar Rafaeli have previously been the spokespersons for the Rampage brand and have modeled for its campaigns in past seasons. The brand is also licensed in Latin America, South Korea and Canada.

Mudd. Mudd is a highly recognizable junior lifestyle brand, particularly in the denim, footwear and accessories categories. It was established in 1995 and acquired by the Company in April 2006. In November 2008, the Company entered into a multi-year licensing agreement with Kohl’s under which Kohl’s became the exclusive retailer in the United States for apparel, footwear, fashion accessories and jewelry. The brand was launched at Kohl’s in July 2009 and is currently sold in all Kohl’s stores in numerous categories. The brand is also licensed in Latin America and Japan.

London Fog. London Fog is a classic brand known worldwide for its outerwear, cold weather accessories, umbrellas, luggage and travel products. The brand was established over 80 years ago and was acquired by the Company in August 2006. The brand is sold in a variety of categories through wholesale licenses in the United States, primarily through the department store channel including Macy’s and Dillards Department Store. Further, the Company has a direct-to-retail license agreement for London Fog with Hudson’s Bay Corporation in Canada, covering outerwear, apparel, accessories and lifestyle products. In recent years, the celebrity spokespeople for the brand have been Christina Hendricks and Nicole Scherzinger. Currently, the London Fog spokespersons are Neil Patrick Harris and David Burtka. The brand is also licensed in Latin America, Europe, India and Korea and is sold through more than 60 London Fog retail locations in China.

Mossimo. Mossimo is known as a contemporary, active and youthful lifestyle brand and is one of the largest apparel brands in the United States. The brand was established in 1986 and acquired by the Company in October 2006. Since 2000, Target Corporation, herein referred to as Target, has held the exclusive license in the United States and Canada, covering apparel products for men, women and children, including casual sportswear, denim, swimwear, bodywear, watches, handbags and other fashion accessories. Target sells Mossimo apparel and other products chainwide. The brand is also licensed on a direct-to-retail basis to Falabella Retail S.A. in Latin America and to wholesale licensees in Europe, Latin America, Southeast Asia, Australia, India, Canada and Japan.

Ocean Pacific/OP. (58% Women’s, 42% Men’s) Ocean Pacific and OP are global action-sports lifestyle apparel brands which trace their heritage to Ocean Pacific’s roots as a 1960’s surfboard label. The Company acquired the Ocean Pacific/OP brands in November 2006 and in 2007, the OP business in the United States was converted to a direct-to-retail license with Wal-Mart Stores, Inc. (herein referred to as Wal-Mart). In Spring 2008, OP launched exclusively in select Wal-Mart stores in the United States, and was expanded to all stores in 2009. Currently the brand is distributed by Wal-Mart as a direct-to-retail license in the United States, Canada, parts of Latin America and the Middle East, with products that include apparel, footwear and swim for men, women and children. OP is distributed via a direct-to-retail license with Sports Direct in Europe. Celebrity endorsers for the brand include Ashley Tisdale, Sarah Hyland and Matt Lanter. The brand is also licensed via wholesalers in certain parts of Latin America and Europe.

Danskin/Danskin Now. Danskin is a 126 year-old iconic brand of women’s activewear, legwear, dancewear, yoga apparel and fitness equipment, which the Company acquired in March 2007. Danskin has maintained a legacy of health, strength and female empowerment in its core values. In 2014, Danskin enlisted Giuliana Rancic to remain the face of its marketing campaign to authentically represent these attributes. The primary license for the Danskin brand is a direct-to-retail license with Wal-Mart for Danskin Now in the United States, Canada and parts of Latin America covering a wide range of women’s and girl’s apparel, footwear, accessories and fitness equipment in every store. In addition, the Danskin brand continues to be sold through better department, mid-tier, specialty and sporting goods stores, as well as through Danskin.com by wholesale licensees in the United States. In 2014, the brand relaunched its e-commerce site, blog, and expanded its social media efforts. Sustaining its heritage with dance, Danskin formed a new partnership with the School of American Ballet and continued its support of the New York City Ballet.The Danskin brand is also licensed in Latin America and Europe.

Men’s Brands:

Rocawear/Roc Nation. Rocawear is a leading youth culture brand established by Shawn “Jay-Z” Carter and his partners in 1999. The Company acquired the Rocawear brand in March 2007. In July 2013, the Company acquired the global rights to the “Roc Nation” name, a higher-end halo brand of Rocawear, to use and register as a trademark for apparel, footwear and related categories. The Roc Nation brand is a higher-end halo brand of Rocawear associated with the Roc Nation entertainment and talent agency currently licensed in the U.S. The Rocawear brands are currently licensed in the United States in a variety of categories, including men’s, women’s and kids’ apparel, outerwear, footwear, jewelry and handbags. Rocawear products are sold primarily through department and specialty stores nationwide. The 2014 Rocawear spokesperson, featured in print and online, was Grammy award nominee Fabolous. The brand is also licensed in Europe, Latin America, Southeast Asia, the Middle East, Canada, and Japan.

Starter. Starter, founded in 1971, is one of the original brands in licensed team sports merchandise and is a highly recognized brand of athletic apparel and footwear. The Company acquired Starter in December 2007. At the time of the acquisition, the brand was distributed in the United States primarily at Wal-Mart through a number of wholesale licensees. In July 2008, the brand was licensed to Wal-Mart on a direct-to-retail basis. The Starter brand is sold through all Wal-Mart stores in the United States and Canada. The Starter brand has been worn by some of the greatest athletes in MLB, NBA, NFL and NHL. The 2014 spokespeople for the brand included Kevin Love and Eric Decker. Most recently, the Company has partnered with all the professional sports leagues and many NCAA universities throughout the U.S. and re-launched the iconic Starter satin jacket, sold through various specialty stores, sporting goods stores and online. In addition, the brand is licensed in Europe, Latin America, the Middle East, Australia, South Korea, Africa, Canada, and Japan.

Zoo York. Zoo York is an East Coast based action lifestyle brand, named for the graffiti-art infused counterculture of 1970’s New York City. Zoo York has licenses with wholesalers covering a variety of products, including men’s, women’s and kid’s apparel and footwear. The Company acquired a 51% interest in the Zoo York brand as part of the Ecko Untld. acquisition in 2009, and the Company increased its ownership to 100% of Zoo York in 2011. In the U.S., the brand has wholesale licensees for men’s and boy’s apparel, footwear, socks and accessories. Zoo York is currently distributed in department stores including Kohl’s, JCPenney, and Stage Stores. Celebrity spokespeople for the brand include professional skateboarders Chaz Ortiz and Brandon Wesgate. With the permission of the NY Yankees, Zoo York unveiled a controversial and highly viewed video of the skate team riding in an empty Yankee Stadium. The brand is also licensed in Canada, Europe, Latin America, Australia, Africa, and Southeast Asia.

Umbro. Founded in 1924, Umbro is a global football (soccer) brand. The brand combines its British heritage with a modern football lifestyle to create iconic sports apparel and footwear with strong global awareness and distribution. The Company acquired the Umbro brand in November 2012. In the U.S. the Company has a direct-to-retail license with Dick’s Sporting Goods and wholesale licenses for apparel, footwear and accessories for distribution in Department stores. In October 2013, the Company entered into a sponsorship agreement with the Everton Football Club of the English Premier League to supply team kits (i.e. uniforms) through the 2018/2019 season. The Company and its licensees sponsor hundreds of national and league teams across Europe, Latin America and Asia. Umbro products are sold globally through a strong network of licensees in the U.S., Europe, Latin America, Southeast Asia, Middle East, Africa, Canada, and Australia.

Lee Cooper. Founded in 1908, Lee Cooper is an iconic British denim brand that has expanded into multiple lifestyle categories including men’s and women’s casual wear, footwear and accessories. The Company acquired the Lee Cooper brand in February 2013. Lee Cooper has a wide range of direct-to-retail licenses including, Sports Direct in the UK and with Big W in Australia and over 35 international licensees: the brand is sold in over 80 countries. Lee Cooper continues to execute a global marketing campaign, The Makers, which glorifies the authenticity and tradition of the brand.

Home Brands:

Cannon. Cannon is one of the most recognizable brands in home textiles with a strong heritage and history and is known as the first textile brand to sew logos onto products. Cannon was established in 1887, making it the Company’s third oldest brand. The Company acquired Cannon as part of the 2007 Pillowtex acquisition. At the time of the acquisition, the brand was distributed in various regional department stores. In February 2008, the Company signed a direct-to-retail license with Kmart/Sears for Cannon to be sold exclusively in the United States and Canada in both Kmart and Sears stores in multiple categories. In addition, the brand is licensed in Latin America, Europe, Southeast Asia, Middle East, India, and Australia.

Royal Velvet. Royal Velvet is a distinctive luxury home textile brand that strives to deliver the highest quality to consumers. Royal Velvet products include towels, sheets, rugs and shams. The Royal Velvet towel has been an industry standard since 1954. The Company acquired Royal Velvet as part of the 2007 Pillowtex acquisition. In April 2011, the Company entered into a direct-to-retail license with JC Penney Corporation, Inc, (herein referred to as JC Penney), for the Royal Velvet brand to be sold exclusively in JC Penney stores in the United States, which commenced in February 2012. In addition, the brand has been licensed in Europe, Latin America, the Middle East and Australia.

Fieldcrest. Fieldcrest is a brand known for quality bed and bath textiles that are classic in style. The Fieldcrest brand was established in 1883, making it the Company’s second oldest brand. The Company acquired Fieldcrest as part of the 2007 Pillowtex acquisition. Since 2005, the Fieldcrest brand has been licensed exclusively to Target in the United States. Categories include fashion bedding, bath, towel, rugs, basic bedding and sheets. The brand is also licensed in Europe, Latin America, Canada, the Middle East and Australia.

Charisma. Charisma home textiles were introduced in the 1970’s and are known for their quality materials and classic designs. The Company acquired Charisma as part of the 2007 Pillowtex acquisition. In February 2009, the Company signed a direct-to-retail license with Costco Wholesale Corporation, (herein referred to as Costco), for certain Charisma products to be sold in Costco stores in the United States and other countries. The brand is also licensed in the United States and Canada for distribution through better department stores such as Bloomingdales. Celebrity spokespeople for the brand have included Kellan Lutz, Eddie Cibrian, and Scott Foley. Charisma is licensed in Europe, Korea, Canada and Australia.

Waverly. Founded in 1923, Waverly is a premier home fashion and lifestyle brand and one of the most recognized names in home decor. The Company acquired Waverly in October 2008. Waverly has a direct-to-retail agreement in the United States with Walmart for the Waverly Inspirations Collection covering fabrics and craft. Waverly also has wholesale licensees in the United States for products including fabric, window treatments and bedding that are sold through retailers such as Jo-Ann’s and Lowe’s as well as interior design rooms and other specialty retailers. The Waverly brand is also licensed in Europe, Australia, the Middle East, Southeast Asia and Canada.

Sharper Image. Founded in 1977, Sharper Image is a lifestyle brand with unique product assortments across a host of categories including consumer electronics, home goods, luggage, eclectic gifts and kitchen accessories. The Company acquired the Sharper Image brand in October 2011. In the United States, Sharper Image’s innovative products are broadly distributed through department/specialty stores, clubs, consumer electronics retailers, travel retail and TV shopping networks. Recent marketing campaigns for the brand have included world-renowned spokespersons Heidi Klum, Betty White and Megan Fox. The brand is also licensed in Canada, Mexico and Japan.

Subsequent Events:

Strawberry Shortcake. On February 2, 2015, the Company and certain of its wholly-owned subsidiaries entered into an agreement with American Greetings Corporation and its wholly-owned subsidiary, Those Characters From Cleveland, Inc. (collectively, “AG”), providing for the purchase of AG’s Strawberry Shortcake brand and related intangible assets and licensed agreements. Iconix will pay $105.0 million in cash at closing and will assume all ordinary course contracts and related ordinary course obligations for the Strawberry Shortcake property arising after the closing. The acquisition is expected to close no later than March 31, 2015, subject to the satisfaction of customary closing conditions and the receipt of required consents.

The iconic Strawberry Shortcake character made her debut 35 years ago and today is a global brand with a diversified network of over 350 licensees. Strawberry Shortcake currently has a strong international business, with revenue outside of the U.S. representing approximately 50% of total sales. The two largest international markets are currently Brazil and France, where the brand is highly recognized as a local brand, marketed as Moranguinho in Brazil and Charlotte aux Fraises in France.

Brands Acquired by Iconix with Equity Partners at Time of Acquisition

Women’s Brands:

MG Icon - Material Girl, Truth or Dare

MG Icon, a joint venture in which the Company has a 50% interest, was formed by the Company with Madonna and Guy Oseary in March 2010 to buy, create, develop and license brands across a spectrum of consumer product categories, with Madonna serving as the creative director. Concurrent with the formation of this joint venture, MG Icon entered into a direct-to-retail license with Macy’s Retail Holdings, Inc, (herein referred to as Macy’s), for the Material Girl brand covering a wide array of consumer categories. Ambassadors for the Material Girl brand have included Zendaya, Rita Ora, and Kelly Osborne. Material Girl is sold in more than 35 branded retail locations in China. The brand is also licensed in Canada and Australia.

Buffalo Brand Joint Venture - Buffalo by David Bitton

In February 2013, the Company formed a joint venture with Buffalo International ULC (“Buffalo International”) in which the Company effectively purchased a 51% interest in the Buffalo trademarks and related assets. Founded in 1985, Buffalo is a lifestyle brand consisting of denim, sportswear, active wear, and accessories. Buffalo is primarily sold through better department stores including Macy’s, Dillard’s and Lord & Taylor, and has 20 stand-alone retail stores, mainly in Canada, operated by Buffalo International ULC, our core licensee. Celebrities that have recently appeared in campaigns are Chandler Parsons, Eric Decker, Erin Heatherton, Adrian Grenier and Amber Arbucci. Additionally, the brand is licensed in Latin America.

Hydraulic IP Holdings, LLC

In December 2014, the Company formed a joint venture with Top On International Group Limited in which the Company effectively purchased a 51% interest in the Hydraulic trademarks and related assets. Hydraulic was founded in New York in 1998 and is known for setting the blue jean standard in the denim market for junior’s, women’s and plus sizes. The brand differentiates itself from other denim by positioning itself with the theme that all denim was not created equally. Hydraulic is currently distributed in department stores, including a strong presence at Kohl’s, and is licensed for women’s and kid’s apparel in the United States.

Men’s Brands:

Scion- Artful Dodger, Billionaire Boys Club/BBC, Ice Cream

Scion, a joint venture in which the Company has a 50% interest, is a brand management and licensing company formed by the Company with Shawn “Jay-Z” Carter in March 2007 to buy and license brands across a spectrum of consumer product categories. In November 2007, Scion, through its wholly-owned subsidiary, Artful Holdings LLC, purchased the Artful Dodger brand, a high end urban apparel brand. Also, in May 2012, Scion purchased a 50% interest in the Billionaire Boys Club (“BBC”) and Ice Cream brands. BBC and Ice Cream are licensed for distribution in high end boutiques and department stores. Pharell Williams, the iconic singer-songwriter, rapper, record producer, and fashion designer is the founder and an equity partner in these brands. The brands have been worn by celebrities such as Justin Bieber, Miley Cyrus, Beyoncé, Rihanna, and Jay Z. BBC and Ice Cream, is also licensed in Europe, the Middle East, Australia and Japan.

Hardy Way- Ed Hardy

In May 2009, the Company acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brand and trademarks. In April 2011, the Company made an additional investment in Hardy Way which increased its ownership interest to 85%. Don Ed Hardy and his artwork date back to 1967 when he transformed the tattoo business into an artistic medium. He began licensing his name and artwork for apparel in 2003 and today the Ed Hardy brand is recognized by its tattoo inspired lifestyle products. The brand is licensed to wholesalers in the United States for men’s, women’s, and kid’s apparel, footwear and accessories. Distribution in the United States, includes mass department stores, such as Walmart and Kmart. Celebrities that have worn the brand include Shakira, Lil Wayne, Madonna, Dwight Howard, Jessica Alba and Eva Longoria. In China, the brand is sold through 52 Ed Hardy retail locations. The brand is also licensed in Latin America, Southeast Asia, Canada and India.

IPH Unltd- Ecko Unltd, Marc Ecko Cut & Sew

In October 2009, the Company, through the then newly formed joint venture company IPH Unltd, acquired a 51% controlling stake in the Ecko portfolio of brands. In May 2013, the Company purchased the remaining 49% interest from its minority partner, increasing its ownership in IPH Unltd from 51% to 100%. Founded in 1993, Ecko and its various brands are marketed and sold to consumers in the youth culture lifestyle categories, including active-athletic, streetwear, collegiate/preppy and denim fashion. Licenses for Ecko Unltd products in the United States cover a variety of categories, including men’s, and kids’ apparel, outerwear, underwear, fragrance and electronics. Ecko Unltd products are sold primarily through department and specialty stores including Dillard’s and JCPenney. Ecko Unltd brand ambassadors include Manny Santiago- Pro Skateboarder and Miguel Cotto. Marc Ecko Cut & Sew is the halo brand. The brand is licensed in men’s apparel, outerwear, underwear, fragrance and accessories. It is distributed in boutiques, specialty stores and Dillard’s Department Store. The Ecko brands are also licensed to wholesale licensees in Europe, Southeast Asia, Latin America, Australia, Canada, and Africa.

Icon Modern Amusement - Modern Amusement

In December 2012, the Company entered into an interest purchase and management agreement with Dirty Bird Productions, Inc, in which the Company purchased a 51% interest in the Modern Amusement trademarks and related assets. Modern Amusement is a premium, west coast-lifestyle brand with a focus on casual sportswear apparel and related accessories for young men and young women. Modern Amusement has a direct-to-retail license in the U.S. with PacSun who distributes men’s and has plans to extend into women’s apparel and footwear. The brand is also licensed in Australia.

NGX, LLC - Nick Graham

In October 2014, the Company formed a joint venture with NGO, LLC (“Nick Graham”) in which the Company purchased a 51% interest in the Nick Graham trademarks and related assets. Founded in 2013, Nick Graham is a men’s lifestyle brand which launched sets of dress shirts and ties sold at multiple levels of retail – including Macy’s, JCPenney, Kohl’s, and Target. Nick Graham, a businessman, marketer and entrepreneur, is the founder of the Joe Boxer brand and operates the core licensee for the distribution of dress shirts and ties.

Entertainment:

Peanuts Worldwide – Peanuts, Charlie Brown, Snoopy

In June 2010, the Company, through its wholly-owned subsidiary Icon Entertainment LLC, acquired an 80% controlling stake in Peanuts Holdings, which, through its wholly-owned subsidiary, Peanuts Worldwide, owns and manages the Peanuts brand and characters, including Snoopy, Charlie Brown, Lucy, Linus, Peppermint Patty, Sally, Schroeder, Pig-Pen and Woodstock. The Company’s 20% partner in Peanuts Holdings is the family of Charles Schulz, the creator of the Peanuts brand and characters. Peanuts has a strong diversified global licensing platform with over 700 licensing agreements including relationships with MetLife, ABC Network, Hallmark, Universal Studios, Warner Bros., Target, Uniqlo, Zara, Benetton, J+J and Nestle. In October 2012, the Company entered into an agreement with Twentieth Century Fox Animation to produce The Peanuts Movie, an animated movie featuring the iconic Peanuts characters, which is scheduled for an international release commencing in November 2015. The Peanuts brand is licensed in over 100 countries.

Subsequent Events:

Pony International, LLC

On February 2, 2015, the Company through its newly-formed subsidiary, US Pony Holdings, LLC, acquired the North American rights to the Pony brand. These rights include the rights in the United States obtained from Pony, Inc. and Pony International, LLC (collectively, referred to as US Pony Seller), and the rights in Mexico and Canada obtained from Super Jumbo Holdings Limited (referred to as Non-US Pony seller and, together with US Pony Seller, the Pony sellers). The purchase price was $37.0 million. US Pony Holdings, LLC is owned 75% by the Company and 25% by its partner, Anthony L&S Athletics, LLC. Additionally, the Company received an option to purchase, until February 28, 2015, from the Pony Sellers and their affiliates certain IP related assets and trademarks related to the Pony brand in Europe, the Middle East and Africa. The Company also received a 90-day option, expiring May 29, 2015, to purchase from the Pony Sellers and their affiliates certain IP related assets and trademarks related to the Pony brand in Latin America.

Formed in 1972 in New York City, PONY became one of the top athletic footwear brands worldwide in the 1990s appearing on professional athletes in the World Cup, NBA, NFL, MLB and Boxing. Leveraging this legacy success, the Company expects to utilize a multi-tier strategy, similar to Starter and Danskin, to deliver function and fashion for men and women at accessible price points.

International Joint Ventures

The Company’s primary purpose in forming international joint ventures is to bring its brands to market more quickly and efficiently, generating greater short- and long-term value from its IP than the Company believes is possible if it were to build-out wholly-owned operations on its own across a multitude of regional or local offices. The success from the company’s first two international joint ventures demonstrate how this approach has enabled its brands to increase licensed revenue, market share and profitability beyond what the Company believes it could have achieved on its own. As an example, in China at the formation of the Iconix China joint venture, the Company’s brands had minimal presence. Today, the Company’s brands have more than 900 stores, shops-in-shops and counters across China. Similarly, in Latin America, revenue for the Company’s brands increased 77% by the end of year two of the joint venture and grew 349% by the end of year five of the joint venture. When the Latin American joint venture was formed in December 2008, the Company had 16 licenses and one direct-to-retail agreement. Today, the Company has 53 licenses and six direct-to-retail licenses with retailers including Falabella, Suburbia and Walmart.

To get best-in-class local partners to invest in and represent the Company’s brands in their respective territories, the Company offers its partner the ability to buy equity interests in the IP. These equity interests provide the Company’s partners with the necessary incentive to devote management time and resources to the brands. By leveraging the partners’ local market expertise, retail relationships, wholesale networks, business contacts and staff, including hundreds of employees across numerous cities worldwide, the Company has significantly grown licensing royalties in key global markets, collected monies owed by licensees more effectively and maintained stricter enforcement against counterfeit products.

Since 2008, the formation and administration of international joint ventures have been a central and ongoing component of our business, and the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel and Iconix Middle East. As these businesses in each territory reach sufficient scale to support the Company’s full business structure of brand management, marketing, licensing, acquisitions and finance, the Company may consider acquiring control or full ownership of the joint ventures, where possible, as was the case in Latin America in 2014.

Iconix China

In September 2008, the Company and Novel Fashions Holdings Limited, (referred to as Novel), formed a joint venture, Iconix China, to develop, exploit and market the Company’s brands in the People’s Republic of China, Hong Kong, Macau and Taiwan, (herein referred to Greater China). Iconix China seeks to maximize brand monetization through investment, whereby Iconix China receives a minority equity stake in local operating companies in exchange for the rights to one or more of the Company’s brands in Greater China, and brand management support. Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in Greater China and contributed $2.0 million, and Novel contributed $17 million to Iconix China.

To date, the brands that Iconix China has successfully placed include Candie’s and Marc Ecko Cut & Sew with Shanghai La Chapelle Fashion Co. Ltd (HK 6116); London Fog with China Outfitters (HK1146); Material Girl with Ningbo Peacebird; Ed Hardy with Landmark International; Ecko Unltd. with Xi Ha Clothing; Badgley Mischka with Eve NY; Joe Boxer with Northeast Socks; and Royal Velvet with Qingdao Hongfang. These brands are collectively sold through more than 850 branded retail locations.

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

Iconix Latin America

In December 2008, the Company formed a joint venture partnership, (“Iconix Latin America”), with New Brands, an affiliate of the Falic Group, to develop, exploit, market and license the Latin American territory comprising of Mexico, Central America, South America and the Caribbean. In February 2014, the Company purchased from New Brands its 50% interest in Iconix Latin America for $42.0 million. Today, Iconix Latin America has over 50 licenses with key direct-to-retail licenses with Falabella, Walmart and Suburbia.

Iconix Europe

In December 2009, the Company contributed substantially all rights to its wholly-owned brands in all member states and candidate states of the European Union, and certain other European countries, to Iconix Europe, a then newly formed wholly-owned subsidiary of the Company. Shortly thereafter, an investment group led by Albion Equity Partners LLC, purchased a 50% interest in Iconix Europe for $4 million through Brand Investments Vehicle Group 3 Limited (“BIV”). Also, as part of this transaction, Iconix Europe entered into a multi-year brand management and services agreement with The Licensing Company to assist in developing, exploiting, marketing and licensing the contributed brands in the European territory.

In January 2014, the Company consented to the purchase of BIV’s 50% ownership interest in Iconix Europe by LF Asia Limited (“LF Asia”), an affiliate of Li & Fung Limited, in exchange for $1.5 million from LF Asia. In addition, the Company acquired an additional 1% equity interest in Iconix Europe from LF Asia thereby increasing the Company’s ownership in Iconix Europe to a controlling 51% interest. LF Asia, our joint venture partner in Iconix SE Asia, had recently acquired several licensing companies including The Licensing Company in Europe.

Li & Fung is an investment holding company principally engaged in managing the supply chain for retailers and brands worldwide from over 300 offices and distribution centers in more than 40 countries generating $19 billion of revenue in 2013. Its subsidiary, LF Asia, is principally engaged in the licensing and wholesale business of global brands.

Iconix Europe has multiple direct-to-retail partnerships including OP with Sports Direct, one of UK’s leading sports retailers and Danskin with Go Sport as well as a wide range of licenses in multiple territories for key brands such as Ecko Unltd., Mossimo, Rocawear and Starter.

Iconix India

In May 2012, the Company contributed substantially all rights to its wholly-owned and controlled brands in India to Imaginative Brand Developers Private Limited, now known as Iconix Lifestyle India Private Limited (“Iconix India”), a then newly formed subsidiary of the Company. Shortly thereafter, Reliance Brands Limited (“Reliance”), purchased a 50% interest in Iconix India for $6.0 million. Reliance is an affiliate of Reliance Industries Limited, one of India’s largest private sector enterprises.

Iconix India has signed many long term licensing partnerships and strong direct-to-retail licenses including licenses for Mossimo, London Fog, Umbro and Cannon and licenses with some of the largest companies in India including Future Group, Arvind and Kapsons.

Iconix Canada

In June 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Canada into two entities: Ico Brands L.P. (“Ico Brand”) and Iconix Canada L.P. (“Ico Canada”) and together with Ico Brand, collectively “Iconix Canada”). Shortly thereafter, through their acquisitions of limited partnership and general partnership interests, Buffalo International ULC and its affiliates (“BIU”) purchased a 50% interest in Iconix Canada for an aggregate of $17.8 million.

Buffalo International ULC (“BIU”) is based in Montreal, Canada and its management team has extensive experience working in the apparel industry. Since founding the Buffalo brand in 1985, the management team has established over 3,000 points of distribution for the brand including 20 branded, standalone stores. In February 2013 the Company acquired a controlling interest in the Buffalo by David Bitton brand and extended that relationship through Iconix Canada.

Iconix Canada has many direct-to-retail licenses including OP, Starter and Danskin Now at Walmart, and London Fog at The Bay as well as a wide range of licenses for key brands such as Ecko Unltd. Wholesale licenses are present for virtually all other brands including larger licenses for Charisma, Danskin, Ecko Unltd. and Umbro, which sponsors the Canadian National Soccer team.

Iconix Australia

In September 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Australia and New Zealand (the “Australia Territory”) to Iconix Australia, LLC (“Iconix Australia”), a then newly formed, Delaware limited liability company and a wholly-owned subsidiary of the Company, through an exclusive, royalty-free perpetual master license agreement with Iconix Australia. Shortly thereafter, Pac Brands USA, Inc. (“Pac Brands USA”) purchased a 50% interest in Iconix Australia for $7.2 million from the Company to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the Australia Territory.

Pac Brands USA, Inc., a wholly-owned subsidiary of Pacific Brands LLC, is a consumer products company, headquartered in Melbourne, Australia. Pac Brands has approximately 3,500 employees who are responsible for manufacturing, selling and marketing a diverse portfolio of brands throughout Australia and New Zealand. In 2014, Pac Brands generated revenue of approximately $1 billion.

Iconix Australia has direct-to-retail licenses for Lee Cooper at Big W and Material Girl at Myer as well as licenses for key brands such as Fieldcrest, Mossimo, Starter, Umbro and Zoo York.

Iconix Israel

In November 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) to Iconix Israel LLC (“Iconix Israel”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.4 million to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the Israel Territory.

MGS, established in 1986 by Gideon Moliov, is the largest wholesale apparel company in Israel. MGS is one of Israel’s leading companies in sports and fashion and they are a distributor and/or licensee for Adidas, Converse, Diadora, Superga and many other brands. MGS has over 1,500 employees and operates over 70 retail stores including Mega Sport, the largest sports chain in Israel.

MGS and its affiliated companies, have licenses for Umbro, OP and Ecko which they distribute through their vast wholesale network and through its Mega Sport stores. Iconix Israel also includes a license with Brill Fashion for Lee Cooper, operators of over 40 Lee Cooper branded retail stores.

Iconix Israel has licensed many key brands in the territory including Ecko Unltd., Lee Cooper, OP, Starter and Umbro.

Iconix Southeast Asia

In October 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Indonesia, Thailand, Malaysia, Philippines, Singapore, Vietnam, Cambodia, Laos, Brunei, Myanmar and East Timor (together, the “Southeast Asia Territory”) to Lion Network Limited (“Iconix SE Asia”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix SE Asia. Shortly thereafter, LF Asia Limited (“LF Asia”), an affiliate of Li & Fung Limited, purchased a 50% interest in Iconix SE Asia for $12 million to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the Southeast Asia Territory.

In June 2014, the Company amended Iconix SE Asia by contributing substantially all rights to its wholly-owned and controlled brands in the territory of South Korea, and the Company’s Marc Ecko Cut & Sew, Ecko Unltd., Zoo York, Ed Hardy and Sharper Image brands in the European Union and Turkey, in each case, to Iconix SE Asia. In return, LF Asia agreed to pay the Company $15.9 million.

During September 2014, the Iconix SE Asia territory was further amended to include China, Macau, Hong Kong and Taiwan for the Umbro and Lee Cooper marks. In respect of its 50% interest in the joint venture, Global Brands Group Asia Limited f/k/a LF Asia (“GBG”), formerly, LF Asia, agreed to pay the Company $21.5 million.

Iconix Southeast Asia has licensed many key brands in the territory including Candie’s, Cannon, Rocawear, Lee Cooper, Ecko Unltd., Ed Hardy and Umbro.

Iconix Middle East and North Africa

In December 2014, the Company contributed substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “MENA Territory”) to Iconix MENA LTD (“Iconix MENA”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix MENA. Shortly thereafter, GBG, purchased a 50% interest in Iconix MENA for $18.8 million to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the MENA Territory.

Iconix Middle East includes a direct-to-retail license with Landmark Group for Lee Cooper through the various retail stores that they own and licenses for Ecko, Rocawear, Cannon, Fieldcrest, Badgley Mischka and many more.

Other:

Diamond Icon, LLC

In March 2013, the Company, via Iconix Luxembourg Holdings SARL, entered into a joint venture agreement with Albion Agencies Ltd, an English limited company, in which the Company purchased a 51% interest in Diamond Icon Ltd, also an English limited company. Diamond Icon was established to design, develop and facilitate the supply of apparel, footwear and sports equipment for the Umbro brand; a service the wholesale licensees depended on that was previously provided by the former owner, Nike. The apparel, footwear and accessories developed by Diamond Icon for Umbro are distributed by wholesale licensees of the Umbro brand around the world.

Bright Star

Bright Star provides design direction and arranges for the manufacturing and distribution of men’s private label footwear products primarily for Wal-Mart under its private labels. Bright Star acts solely as an agent and never assumes ownership of the goods. For each of the years ended December 31, 2014, 2013 and 2012 Bright Star’s agency commissions represented less than 1% of the Company’s revenues. As of December 31, 2014 this company ceased operations.

Investments:

Marcy Media Holdings, LLC

In July 2013, the Company purchased a minority interest in Marcy Media Holdings, LLC (“MM Holdings”), resulting in the Company’s indirect ownership of a 5% interest in Roc Nation, LLC. Founded in 2008, Roc Nation is a full-service entertainment company. Roc Nation Sports, a division of Roc Nation, launched in Spring 2013 and focuses on elevating premier professional athletes’ career on and off the field by executing marketing and endorsement deals, community outreach, charitable tie-ins, media relations and brand strategy. Roc Nation entertainment and talent agency represents Kevin Durant, Robinson Cano and many other influential athletes and artists.

Complex Media Inc.

In September 2013, the Company purchased convertible preferred shares, representing on an as-converted basis as of December 31, 2014, an approximate 14.4% minority interest in Complex Media Inc. (“Complex Media”), a multi-media lifestyle company which, among other things, owns Complex magazine and its online counterpart, Complex.com. Complex Media is one of the leading multi-media platforms for influential young male consumers focusing its content on style, music, sneakers, sports, games, gear and girls. At the center of the Complex Media platform in its flagship site- Complex.com- a consumer portal into the complex lifestyle of young men.

Licensing strategy

Through its licensing business model, the Company has substantially eliminated inventory risk and reduced the operating exposure associated with traditional operating companies, thereby improving its cash flows and operating margins. The Company enters into strategic licenses with licensees who have the responsibility for manufacturing and selling the licensed products. The Company licenses its brands with respect to a broad range of products, including apparel, footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance, and in the case of its Sharper Image brand, consumer electronics and novelty products, and further, in the case of our Peanuts brands, a wide range of consumer products and entertainment and media services. The Company seeks licensees with the ability to produce and sell quality products in their licensed categories and the demonstrated ability to meet and exceed minimum sales thresholds and royalty payments to the Company. The Company has over 1,100 licenses and has benefited from the model’s scalability, which enables the Company to leverage its existing infrastructure to support new business. A key objective of the Company is to capitalize on its brand management expertise and relationships to build and maintain a diversified portfolio of consumer brands that generate increasing revenues.

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

The Company’s licenses typically require the licensee to pay the Company royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach certain specified targets. The Company’s licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands. As of January 1, 2015 the Company and its joint ventures had a contractual right to receive over $800 million of aggregate minimum licensing revenue through the balance of all of their current licenses, excluding any renewals.

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

Marketing

The Company believes marketing is a critical element in maximizing brand value to its licensees and to the Company. The Company’s in-house marketing department conceives and produces advertising and marketing initiatives for the Company’s brands throughout the year that aim to increase brand awareness, positive perception and drive engagement and conversion.

The Company believes that its national marketing and promotional campaigns result in increased sales and consumer recognition of its brands. Because of the Company’s established relationships with agents, managers, celebrities, tastemakers, influencers and media partners, the Company has been able to leverage advertising dollars into successful public relations campaigns reaching hundreds of millions of consumers. The Company also works with its joint venture partners with respect to marketing, advertising and trend direction.

The Company’s advertising expenditures for each of its brands are dedicated largely to the crafting and production of marketing campaigns, securing contractual arrangements with spokespeople, content creation for advertisements in magazines, on television, and on the internet and public relations activities including events, securing product placements, product launches and developing sweepstakes and media contests often featuring personal appearances and concerts. The print advertisements for the Company’s various brands have appeared in fashion magazines such as Vogue, Seventeen, GQ, Teen Vogue, Cosmopolitan, InStyle and Elle, as well as in popular lifestyle and entertainment magazines such as People, Us Weekly, Sports Illustrated, Better Homes and Gardens, Good Housekeeping, Elle Décor, and Vanity Fair, as well as in newspapers, on outdoor billboards, through social media sites such as Facebook ® , Twitter ® , Pinterest ® Vine®, Snapchat®, YouTube® and Instagram ® , as well as through various blogs, e-mail blasts, banner advertisements, online sweepstakes and gift with purchase programs. The Company also has used television commercials to promote certain of its brands, partnering with licensees to create and air commercials to generate excitement for its brands with consumers. Additionally, the company uses new forms of media, including multi-channel networks to build and maintain integrated marketing campaigns that cater to its growing audience who are shifting to digital consumption.

The Company maintains a website (www.iconixbrand.com) to further market its brands. In addition, the Company has established an intranet for approved vendors and service providers who can access additional materials and download them through a secure network. The Company also maintains, in some cases through its licensees, separate, dedicated websites and e-commerce sites for its brands.

Many of the Company’s license agreements require the payment of an advertising royalty by the licensee, and in certain cases, the Company’s licensees are required to supplement the marketing of the Company’s brands by performing additional advertising through trade, cooperative or other sources.

The Company has organized its brand management and marketing functions to foster its ability to develop creative marketing and brand support for its brands. This structure can be leveraged to support future acquisitions with limited growth in expense. Typically, each brand is staffed with a dedicated brand manager who is supported by a fashion and product development team and who works closely with the creative and graphic groups in the marketing department. Although each brand’s creative direction and image is developed independently, the creative team meets together on a regular basis to leverage and share ideas that might work across multiple or all brands. Licensees are provided information both through group meetings and individual sessions, as well as through intranet sites, where creative ideas, brand marketing campaigns and graphics are accessible and easy to download and use in an authorized manner. In addition, the Company produces a quarterly digital newsletter, The Icon, that it shares with its global partners.

Trend direction

The Company’s in-house fashion direction teams support the brands by providing licensees with unified trend direction and guidance and by coordinating the brand image across licensees and product categories. The team also creates customized brand trims and packaging that all licensees must follow. The Company’s trend direction personnel are focused on identifying and interpreting the most current trends, both domestically and internationally, and helping forecast the future design and product demands of the respective brands’ customers. Typically, the Company develops a trend guide, including colors, fabrics, silhouettes and an overall style sensibility for a brand and for each product season, and then works with licensees to maintain consistency with the overall brand presentation across product categories. The trend team also provides insight into new categories and business shifts that affect the merchandising of the brand. Often times, these new ideas can be formulated and sold as capsule collections or sub-brands into current or new retailers, based on the guidance given by the fashion and brand management team. In addition, the Company has product approval rights in most licenses and further controls the look and mix of products its licensees produce through that process. In cases where we do not hold contractual approval rights, which are always the direct-to-retail brands, the brand management team still works closely with the designers and merchants of the particular retailer to give guidance and opinions on the product aesthetic. The team often provides bought samples from trend travels that inspire key items within each collection. With respect to Badgley Mischka, the Company has contracted the exclusive services of the designers who founded the brand to control creative direction. Mark Badgley and James Mischka oversee all design, licensing, and brand marketing. Also, with respect to Alberta ULC (owner of the Buffalo brand), Hardy Way (owner of the Ed Hardy brand), and MG Icon (owner of the Material Girl and Truth or Dare brands), the Company has entered into arrangements with its partners to oversee and control the creative aspects of the brands, including design, original artworks and brand marketing. With respect to our Umbro brand, we have created a design entity, Diamond Icon, who designs apparel and footwear products to service the needs of our global licensee network.

Key direct-to-retail licenses

For the year ended December 31, 2014, the Company’s largest direct-to-retail licensees were with Wal-Mart for the OP, Starter, Danskin Now and Waverly Inspirations brands, Target for the Mossimo and Fieldcrest brands, Kohl’s for the Candie’s and Mudd brands and Sears/Kmart for the Joe Boxer, Bongo and Cannon brands. The relationships with these major retailers collectively represented approximately 26% of total revenue for the period.

Wal-Mart licenses

Revenue generated by the Company’s four licenses with Wal-Mart accounted for, in the aggregate, 11%, 13% and 17% of the Company’s revenue for the years ended December 31, 2014 (“FY 2014”), December 31, 2013 (“FY 2013”) and December 31, 2012 (“FY 2012”), respectively. The following is a description of these licenses:

Danskin Now. In July 2008, the Company entered into a license agreement with Wal-Mart pursuant to which Wal-Mart was granted the exclusive right to use the Danskin Now trademark in the United States and Canada in connection with the design, manufacture, promotion and sale of women’s and girl’s soft lines, including active wear, dancewear, footwear, intimate apparel, apparel accessories and fitness equipment through Wal-Mart stores and Walmart.com. The current term of the license continues through December 31, 2016, and may be renewed at Wal-Mart’s option for an additional two year term, contingent on Wal-Mart meeting specified performance and minimum sales standards. The license has been renewed three prior times. The license provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Ocean Pacific/OP. In August 2007, the Company entered into an exclusive direct-to-retail license agreement with Wal-Mart granting Wal-Mart the right to design, manufacture, sell and distribute through Wal-Mart stores and Walmart.com a broad range of apparel and accessories under the Ocean Pacific/OP marks in the United States, Canada, Mexico and the Middle East. The current term of the OP license continues through June 30, 2015, and may be renewed at Wal-Mart’s option for an additional two year term, contingent on Wal-Mart meeting specified performance and minimum sales standards. The license has been renewed two prior times. The license provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Starter. In December 2007, the Company entered into a license agreement with Wal-Mart granting Wal-Mart the exclusive right to design, manufacture, sell and distribute a broad range of apparel and accessories under the Starter trademark in the United States, Canada and Mexico. The initial term of this license expired on December 31, 2013 and was renewed for a two-year term expiring on December 31, 2015, and may be renewed at Wal-Mart’s option for up to two additional consecutive terms of five years, each contingent on Wal-Mart meeting specified performance and minimum sales standards. The license has been renewed one prior time. The license provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Waverly Inspirations. In July 2014, the Company entered into a license agreement with Wal-Mart granting Wal-Mart the exclusive right to design, manufacture, sell and distribute a broad range of fabrics and crafts under the Waverly Inspirations trademark in the United States. The initial term of this license expires on January 31, 2018 with an option to renew. The license also provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Target licenses

Revenue generated by the Company’s licenses with Target accounted for, in the aggregate, 5%, 6% and 7% of the Company’s revenue for FY 2014, FY 2013 and FY 2012, respectively. The following is a description of these licenses.

Mossimo. As part of the Company’s acquisition of the Mossimo trademarks in October 2006, the Company acquired the license with Target, which was originally signed in 2000 and was subsequently amended and restated in March 2006. Pursuant to this license, as further amended, Target has the exclusive right to design, manufacture, and sell through Target stores and Target.com in the United States, its territories and possessions and Canada, a wide range of Mossimo-branded products, including men’s, women’s and kid’s apparel, footwear and fashion accessories. The current term of the license continues through January 31, 2016, subject to Target’s right to renew the license on the same terms and conditions for successive additional terms of two years each. The license also provides for guaranteed annual minimum royalties that Target is obligated to pay the Company for each contract year. In January 2015, Target renewed their Mossimo license for the eighth time at an additional two years and currently expires January 31, 2018.

Fieldcrest. As part of the Company’s acquisition of Official-Pillowtex in October 2007, the Company acquired the license with Target for the Fieldcrest brand, which commenced in March 2004. Pursuant to this license, Target has the exclusive right to design, manufacture, and sell through Target stores and Target.com in the United States and Canada a wide range of home products, including bedding, towels, rugs, furniture and dinnerware. The current term of the license continues through January 31, 2020. The license has been renewed one prior time. The license provides for guaranteed annual minimum royalties that Target is obligated to pay the Company for each contract year.

Kohl’s licenses

Revenue generated by the Company’s two licenses with Kohl’s accounted for, in the aggregate, 5%, 5%, and 6% of the Company’s revenue for FY 2014, FY 2013 and FY 2012, respectively. The following is a description of these licenses.

Candie’s. In December 2004, the Company entered into a license agreement with Kohl’s for an initial term of five years which continued through January 29, 2011. In November 2009, the license agreement was amended to extend the term for an additional five year period expiring on January 26, 2016. Pursuant to this license, Kohl’s has the exclusive right to design, manufacture, sell and distribute a broad range of products under the Candie’s trademark, including women’s, juniors’ and children’s apparel, footwear and accessories (except prescription eyewear), beauty and personal care products, home accessories and electronics. Kohl’s has the option to renew the license for up to two additional consecutive terms of five years contingent on Kohl’s meeting specified performance and minimum sale standards. The license has been renewed one prior time. The license provides for guaranteed minimum royalties and advertising payments that Kohl’s is obligated to pay the Company for each contract year.

Mudd. In November 2008, the Company entered into a license agreement with Kohl’s granting Kohl’s the exclusive right to design, manufacture, sell and distribute a broad range of Mudd-branded apparel and accessories in the United States and its territories. The initial term of this license expired on January 31, 2015, and was renewed for a five-year term expiring on December 31, 2020 and is subject to Kohl’s option to renew for up to two additional consecutive terms of five years. The license has been renewed one prior time. The license provides for guaranteed minimum royalties that Kohl’s is obligated to pay the Company for each contract year.

Kmart/Sears licenses

Revenue generated by the Company’s three licenses with Kmart/Sears, accounted for, in the aggregate, 5%, 5% and 6% of the Company’s revenue for FY 2014, FY 2013 and FY 2012, respectively. The following is a description of these licenses.

Joe Boxer. As part of the Company’s acquisition of Joe Boxer in July 2005, the Company acquired the license with Kmart/Sears, which commenced in August 2001, pursuant to which Kmart/Sears was granted the exclusive right to manufacture, market and sell through Kmart stores located in the United States and its territories a broad range of products under the Joe Boxer trademark, including men’s, women’s and children’s underwear, apparel, apparel-related accessories, footwear and home products, for an initial term that ended in 2007. In September 2006, the Company entered into a new license with Kmart/Sears that extended the initial term through December 31, 2010. In June 2010, the license was renewed by Kmart/Sears for an additional five year term continuing through December 31, 2015 and Kmart/Sears has options to renew the license for up to three additional terms of five years. The license has been renewed two prior times. The license provides for guaranteed annual minimum royalties and provides for the expansion of Joe Boxer’s distribution into Sears stores.

Cannon. In February 2008, the Company entered into a license agreement with Kmart/Sears granting Kmart/Sears the exclusive right to design, manufacture, sell and distribute a broad range of home furnishings under the Cannon trademark in the United States and Canada. The initial term of this license continued through February 1, 2014, and has been renewed for another term ending February 1, 2019, subject to Kmart/Sears’s option to renew for up to two additional consecutive terms of five years, each contingent on Kmart/Sears meeting specified performance and minimum sale standards. The license provides for guaranteed minimum royalties that Kmart/Sears is obligated to pay the Company for each contract year. The Cannon brand was fully launched in both Kmart and Sears stores in the Company’s third fiscal quarter of 2009.

Bongo. In February 2010, the Company entered into a license agreement with Kmart/Sears granting Kmart/Sears the exclusive right to design, manufacture, sell and distribute a broad range of apparel, accessories and other categories under the Bongo trademark in the United States and its territories. The initial term of this license expires on February 1, 2016. The license provides for guaranteed minimum royalties that Kmart/Sears is obligated to pay the Company for each contract year. The Bongo brand was fully launched in Sears stores during the Fall 2010.

Competition

The Company’s brands are all subject to extensive competition from various domestic and foreign brands. Each of its brands has many competitors within each of the brands respective specific distribution channels that span a broad variety of product categories including the fashion apparel and home furnishings and decor, sports and entertainment industries. For example, while Candie’s may compete with Express, XOXO and Forever 21 with respect to juniors/ young women’s fast fashion in the United States mid-tier, Starter competes with brands like Russell Athletic and C9 in the athletic apparel business and Avia and And1 in the footwear category in the mass tier, and Badgley Mischka competes with other couture apparel and bridal brands in the luxury market, such as Vera Wang or Oscar de la Renta.

Likewise, Umbro competes with global brands like Nike and Adidas in activewear and with global and local brands regarding technical soccer categories while the Peanuts characters compete globally with characters owned by Disney and Viacom and locally with indigenous characters regarding all children’s licenses products.

Other of our brands (such as Danskin), which are distributed both at the mass level (through the diffusion brand Danskin Now) and at the department and specialty store level, may have many competitors in different or numerous distribution channels. These competitors compete with the Company’s licensees in terms of fashion, quality, price and advertising.

In addition, the Company faces competition for retail licenses. Companies owning established brands may decide to enter into licensing arrangements with retailers similar to the ones the Company currently has in place, thus creating direct competition. Similarly, the retailers to which the Company currently, or may otherwise, licenses its brands, may decide to develop labels or purchase brands rather than enter into license agreements with the Company.

Lastly, in America, the Company competes with traditional apparel, consumer and entertainment brand companies, financial buyers and with other brand management companies for acquisitions. Throughout the rest of the world the Company also competes with strategic and financial buyers, specifically private equity firms, for global brand acquisitions.

Intellectual Property

We believe that the Company’s worldwide IP portfolio, which includes trademarks, service marks, copyrights and other proprietary information, is our most valuable asset. As of December 31, 2014, we owned nearly 9,000 trademark and service mark registrations and applications – over 600 of which are domestic and over 8,000 of which are foreign. Trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office and in other countries throughout the world in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a variety of product categories, including footwear, apparel, fragrance, handbags, watches and various other goods and services, including in some cases, home accessories and electronics. In the case of the Peanuts brands, the trademarks are registered for a wide range of consumer products and entertainment and media services, and the Company also holds copyrights in the comic strip and the characters. In addition, the Company owns numerous copyrights in its iconic Waverly and Joe Boxer patterns and designs. The Company also owns over 1,500 domain names worldwide and registers key domain names containing its trademarks.

The Company regularly monitors its IP portfolio to maintain its registrations and file new registrations as it determines are necessary, and relies primarily upon a combination of national, federal, state, and local laws, as well as contractual restrictions to protect its IP rights both domestically and internationally. The Company and its joint venture partners also work with their licensees to ensure that our trademarks are properly used and monitored.

We believe that our distinctive IP allows us to build brand recognition and attract licensees, joint venture partners and new consumers for our brands. As the Company continues to execute on its strategy for international expansion, we expect to increase our worldwide IP portfolio.

Employees

As of December 31, 2014, the Company had a total of 150 employees. Of these 150 full-time employees, five were named executive officers of the Company. The remaining employees are senior managers, middle management, marketing and administrative personnel. Of the Company’s 150 full-time employees, 126 employees reside in the U.S. and 24 reside in Europe. None of the Company’s employees are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

Financial information about geographical areas

Revenues from external customers related to operations in the United States and foreign countries are as follows:

	FY 2014	FY 2013	FY 2012
	(000’s omitted)
Licensing and other revenue by geographic region:
United States	$293,134	$292,619	$273,903
Japan	30,168	29,734	36,432
Other(1)	137,941	110,273	43,483

Total	$461,243	$432,626	$353,818

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

Available Information

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

Item 1A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The following highlights some of the factors that have affected, and in the future could affect, our operations:

The failure of our licensees to adequately produce, market, import and sell products bearing our brand names in their license categories, continue their operations, renew their license agreements or pay their obligations under their license agreements could result in a decline in our results of operations.

Our revenue is almost entirely dependent on royalty payments made to us under our license agreements. Although the license agreements for our brands usually require the advance payment to us of a portion of the license fees and, in most cases, provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements, or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. There can be no assurances that we will not lose the licensees under our license agreements due to their failure to exercise the option to renew or extend the term of those agreements or enter into agreements, or the cessation of their business operations (as a result of their financial difficulties or otherwise) without equivalent options for replacement. Any of such failures could reduce the anticipated revenue stream to be generated by the license agreements. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements, or to be able to continue to import goods (including, without limitation, as a result of labor strikes or unrest), could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in certain sectors including apparel, consumer products, retail and entertainment could exacerbate this risk. This, in turn, could decrease our potential revenues and cash flows.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees, such that the loss of any of such licensees or their renewal on terms less favorable than today, could slow our growth plans, decrease our revenue and impair our cash flows.

Our licenses with Wal-Mart, Target, Kohl’s and Kmart/Sears represent, each in the aggregate, our four largest direct-to-retail licensees during FY 2014, representing approximately 11%, 5%, 5% and 5%, respectively, of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

Alternatively, we may face increasing competition in the future for direct-to-retail licenses as other companies owning established brands may decide to enter into licensing arrangements with retailers similar to the ones we currently have in place. Furthermore, our current or potential direct-to-retail licensees may decide to more prominently promote and market competing brands, or develop or purchase other brands, rather than continue their licensing arrangements with us. In addition, this increased competition could result in lower sales of products offered by our direct-to-retail licensees under our brands. If our competition for retail licenses increases, it may take us longer to procure additional retail licenses, which could slow our growth rate.

As a result of the intense competition within our licensees’ markets and the strength of some of their competitors, we and our licensees may not be able to continue to compete successfully.

Many of our trademark licenses are for products in the apparel, fashion accessories, footwear, beauty and fragrance, home products and décor, consumer electronics and entertainment industries in which our licensees face intense competition, including from our other brands and licensees. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, importation, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to compete successfully in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

Our business is dependent on continued market acceptance of our brands and the products of our licensees bearing these brands.

Although most of our licensees guarantee minimum net sales and minimum royalties to us, a failure of our brands or of products bearing our brands to achieve or maintain market acceptance could cause a reduction of our licensing revenue and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary IP assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results.

The industries in which we compete, including the apparel industry, are subject to rapidly evolving trends and competition. In addition, consumer tastes change rapidly. The licensees under our licensing agreements may not be able to anticipate, gauge or respond to such changes in a timely manner. Failure of our licensees to anticipate, identify and capitalize on evolving trends could result in declining sales of our brands and devaluation of our trademarks. Continued and substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands, are required to maintain market acceptance of the licensees’ products and to create market acceptance of new products and categories of products bearing our trademarks; however, these expenditures may not result in either increased market acceptance of, or licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, while we believe that we currently maintain sufficient control over the products our licensees’ produce under our brand names through the provision of trend direction and our right to preview and approve a majority of such products, including their presentation and packaging, we do not actually design or manufacture products bearing our marks and therefore have more limited control over such products’ quality and design than a traditional product manufacturer might have.

We are dependent upon our chief executive officer and other key executives. If we lose the services of these individuals we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our success is largely due to the efforts of Neil Cole, our president, chief executive officer and chairman. Mr. Cole guides our business model, and our continued success is largely dependent upon his continued efforts and those of the other key executives he has assembled. Although we have entered into an employment agreement with Mr. Cole, expiring on December 31, 2015, as well as employment agreements with other of our key executives, there is no guarantee that we will not lose their services. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects.

We are subject to local laws and regulations in the U.S. and abroad.

We are subject to U.S. federal, state and local laws and regulations affecting our business. Our International Joint Ventures are subject to similar regulations in the countries where they operate. While we actively identify and monitor our obligations and the applicability of all laws, to ensure that we are compliant and our contractual arrangements with our International Joint Venture partners require them to do the same, our efforts to maintain compliance with local laws and regulations may require us to incur significant expenses, and our failure to comply with such laws may expose us to potential liability. In addition, our ability to operate or compete effectively as well as our financial results could be adversely affected by the introduction of new laws, policies or regulations; changes in the interpretation or application of existing laws, policies and regulations; or our failure to obtain required regulatory approvals.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, our current global tax structure could be negatively impacted by various factors, including changes in the tax rates in jurisdictions in which we earn income or changes in, or in the interpretation of, tax rules and regulations in jurisdictions in which we operate. An increase in our effective tax rate could have a material adverse effect on our business, results of operations and financial position.

We also are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities both domestically (including state and local entities) and abroad. We regularly assess the likelihood of recovering the amount of deferred tax assets recorded on the balance sheet and the likelihood of adverse outcomes resulting from examinations by various taxing authorities in order to determine the adequacy of our provision for income taxes. We cannot guarantee that the outcomes of these evaluations and continuous examinations will not harm our reported operating results and financial conditions.

We are subject to additional risks associated with our international licensees and joint ventures.

We market and license our brands outside the United States and many of our licensees are located, and joint ventures operate, outside the United States. As a key component of our business strategy, we intend to expand our international sales, including, without limitation, through joint ventures. We and our joint ventures face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargoes, sanctions and other trade barriers; (iii) competition from foreign companies; (iv) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (v) less effective and less predictable protection and enforcement of our IP; (vi) changes in the political or economic condition of a specific country or region (including, without limitation, as a result of political unrest), particularly in emerging markets; (vii) fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange; (viii) potentially adverse tax consequences; and (ix) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales, or distributions from our international joint ventures, to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act and all other applicable anti-bribery laws, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

The terms of our securitized debt financing have restrictive covenants and our failure to comply with any of these could put us in default, which would have an adverse effect on our business and prospects and could cause us to lose title to our key IP assets.

Unless and until we repay all outstanding borrowings under our securitized debt, we will remain subject to the restrictive terms of these borrowings. The securitized debt, under which certain of our wholly-owned subsidiaries (the ABS Co-Issuers) issued and guaranteed the Senior Secured Notes and a revolving financing facility consisting of variable funding notes, herein referred to as Variable Funding Notes, contain a number of covenants, with the most significant financial covenant being a debt service coverage calculation. These covenants limit the ability of certain of our subsidiaries to, among other things:

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

If a manager termination event under the management agreement were to occur we could lose control over the management of the IP assets owned by the ABS Co-Issuers and there can be no assurance that a successor manager would properly manage the assets.

We serve as the manager under a management agreement with the ABS Co-Issuers. Our primary responsibility under this agreement is to perform or otherwise assist each ABS Co-Issuer in performing its duties and obligations, including certain licensing, IP and operational functions. Pursuant to the management agreement, if we perform or fail to perform certain acts (herein referred to as Manager Termination Events) all of our rights, powers, duties, obligations and responsibilities under the management agreement can be terminated.

There can be no assurance that if we are terminated pursuant to the terms of the management agreement a successor manager can be identified and retained that is capable of managing all or a portion of the IP assets, or that can perform its obligations with the same level of experience and expertise as we do. A failure to continue managing our IP assets as they are currently managed could have a material adverse effect on our business and could result in a decline in our results of operations.

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

As of December 31, 2014, our consolidated balance sheet reflects debt of approximately $1,394.1 million, including secured debt of $774.0 million under our Senior Secured Notes. In accordance with ASC 470, our 1.50% Convertible Notes and our 2.50% Convertible Notes are included in our $1,394.1 million of consolidated debt at a net debt carrying value of $339.9 and $280.1 million, respectively; however, the principal amount owed to the holders of our 1.50% Convertible Notes and 2.50% Convertible Notes is $400.0 million (due March 2018) and $300.0 million (due June 2016), respectively. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our debt obligations:

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

In addition, as of December 31, 2014, approximately $65.9 million, or 35%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

While we believe that by virtue of the cash on our balance sheet as of December 31, 2014, our ability to draw down additional funds under a revolving financing facility consisting of variable funding notes, herein referred to as Variable Funding Notes, additional capacity under the securitization facility underlying our Senior Secured Notes, and the guaranteed minimum and percentage royalty payments due to us under our licenses, we will generate sufficient revenue from our licensing operations to satisfy our obligations for the foreseeable future. In the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

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

As of December 31, 2014, goodwill represented approximately $231.7 million, or approximately 8% of our total consolidated assets, and trademarks and other intangible assets represented approximately $2,024.5 million, or approximately 70% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

A portion of our revenue and net income are generated outside of the United States, by certain of our licensees and our joint ventures, in countries that may have volatile currencies or other risks.

A portion of our revenue is attributable to activities in territories and countries outside of the United States by certain of our joint ventures and our licensees. The fact that some of our revenue and certain business operations of our joint ventures and certain licensees are conducted outside of the United States exposes them to several additional risks, including, but not limited to social, political, regulatory and economic conditions or to laws and policies governing foreign trade and investment in the territories and countries where our joint ventures or certain licensees currently have operations or will in the future operate. Any of these factors could have a negative impact on the business and operations of our joint ventures and certain of our licensees operations, which could also adversely impact our results of operations. Increase of revenue generated in foreign markets may also increase our exposure to risks related to foreign currencies, such as fluctuations in currency exchange rates. Currency exchange rate fluctuations may also adversely impact our International Joint Ventures and licensees. In the past, we and our joint ventures have attempted to have contracts that relate to activities outside of the United States denominated in U.S. currency, however, we do not know to the extent that we will be able to continue this as we increase our contracts with foreign licensees. In certain instances we have entered into foreign currency hedges to mitigate our risk related to fluctuations in our contracts denominated in foreign currencies; however, we cannot predict the effect that future exchange rate fluctuations will have on our operating results.

Our licensees are subject to risks and uncertainties of foreign manufacturing and importation of goods, and the price, availability and quality of raw materials, along with labor unrest at shipping/receiving ports, could interrupt their operations or increase their operating costs, thereby affecting their ability to deliver goods to the market, reduce or delay their sales and decrease our potential royalty revenue.

Substantially all of the products sold by our licensees are manufactured overseas and there are substantial risks associated with foreign manufacturing and importation, including changes in laws relating to quotas, the payment of tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, labor unrest that could hinder or delay shipments and international political, regulatory and economic developments. Further, our licensees may experience fluctuations in the price, availability and quality of fabrics and raw materials used by them in their manufactured or purchased finished goods. Any of these risks could increase our licensees’ operating costs. Our licensees also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by their suppliers. If these goods are destroyed or damaged during shipment, the revenue of our licensees, and thus our royalty revenue over and above the guaranteed minimums, could be reduced as a result of our licensees’ inability to deliver or their delay in delivering their products.

We participate in international joint ventures, which we do not typically control.

We participate in a number of International Joint Ventures, some of which we do not control. As we continue to expand our business and execute our strategy for growth, we expect to enter into additional International Joint Ventures in the future. Joint ventures pose an inherent risk. Regardless of whether we hold a majority interest in or directly control the management of our International Joint Ventures, our partners may have business goals and interests that are not aligned with ours, exercise their rights in a manner of which we do not approve, be unable to fulfill their obligations under the joint venture agreements, or exploit our trademarks in a manner that harms the overall quality and image of our brands. In addition, an International Joint Venture partner may simply be unable to identify licensees for our brands. In these cases, the termination of an arrangement with an International Joint Venture partner or an International Joint Venture partners’ failure to build the business could result in the delay of our expansion in a particular market or markets, and will not allow us to achieve the worldwide growth that we seek on our current timeline. We may not be able to identify another suitable partner for an International Joint Venture in such market or markets, which could result in further delay, and could materially and adversely affect our business and operating results.

A sale of our trademarks or other IP related to our brands in a foreign jurisdiction could have a negative effect on the brands in other jurisdictions or worldwide.

From time to time, we may sell IP related to our brands to a third party in a foreign territory, where we do not intend to exploit the brand. In these instances, we enter into co-existence agreements with any such third party, the terms of which require that the sold IP be exploited in a manner befitting the brand image and prestige. Though we try to limit our potential exposure related to potential misuse of the IP, we cannot ensure that third parties will comply with their contractual requirements or that they will use the IP in an appropriate manner. Any misuse by a third party of IP related to our brands could lead to a negative perception of our brands by current and potential licensees, International Joint Venture partners or consumers, and could adversely affect our ability to develop the brands and meet our strategic goals. This, in turn, could decrease our potential revenue.

Our failure to protect our proprietary rights could compromise our competitive position and result in cancellation, loss of rights or diminution in value of our brands.

We monitor on an ongoing basis unauthorized filings of our trademarks and imitations thereof, and rely primarily upon a combination of U.S., Canadian and other international federal, state and local laws, as well as contractual restrictions to protect and enforce our IP rights. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish, protect and enforce our trademarks and other proprietary rights will prevent infringement of our IP rights by others, or prevent the loss of licensing revenue or other damages caused therefrom.

For instance, despite our efforts to protect and enforce our IP rights, unauthorized parties may misappropriate or attempt to copy aspects of our IP, which could harm the reputation of our brands, decrease their value and/or cause a decline in our licensees’ sales and thus our revenue. Further, we and our licensees may not be able to detect infringement of our IP rights quickly or at all, and at times we or our licensees may not be successful combating counterfeit, infringing or knockoff products, thereby damaging our competitive position. In addition, we depend upon the laws of the countries where our licensees’ products are sold to protect our IP. IP rights may be unavailable or limited in some countries because standards of register ability vary internationally. Consequently, in certain foreign jurisdictions, we have elected or may elect not to apply for trademark registrations. If we fail to timely file a trademark application in any such country, we may be precluded from obtaining a trademark registration in such country at a later date. Failure to adequately pursue and enforce our trademark rights could damage our brands, enable others to compete with our brands and impair our ability to compete effectively.

In addition, our license agreements provide our licensees with rights to our trademarks and contain provisions requiring our licensees to comply with certain standards to be monitored by us. Our failure to adequately monitor our licensees’ compliance with the license agreements or take appropriate corrective action when necessary may subject our IP assets to cancellation, loss of rights or diminution in value.

Further, the rights to our brands in our international joint venture territories are controlled primarily through our joint ventures in these regions. While we believe that our partnerships in these areas will enable us to better protect our trademarks in the countries covered by the ventures, we do not control all of our joint venture companies and thus most decisions relating to the use and enforcement of the marks in these countries will be subject to the approval of our local partners.

We also own the exclusive right to use various domain names containing or relating to our brands. There can be no assurances that we will be able to prevent third parties from acquiring and maintaining domain names that infringe or otherwise decrease the value of our trademarks. Failure to protect our domain names could adversely affect our brands which could cause a decline in our licensees’ sales and the related revenue and in turn decrease the amount of royalty payments (over and above the guaranteed minimums) due to us.

Third-party claims regarding our intellectual property assets could result in our licensees being unable to continue using our trademarks, which could adversely impact our revenue or result in a judgment or monetary damages being levied against us or our licensees.

We may be subject to legal proceedings and claims, including claims of alleged infringement or violation of the patents, trademarks and other intellectual property rights of third parties. In the future, we may be required to assert infringement claims against third parties or third parties may assert infringement claims against us and/or our licensees. To the extent that any of our intellectual property assets is deemed to violate the proprietary rights of others in any litigation or proceeding or as a result of any claim, then we and our licensees may be prevented from using it, which could cause a breach or termination of certain license agreements. If our licensees are prevented from using our trademarks, this could adversely impact the revenue of our licensees with respect to those IP assets, and thus the royalty payments over and above the guaranteed minimums could be reduced as a result of the licensees’ inability to continue using our trademarks. Litigation could also result in a judgment or monetary damages being levied against us and our licensees. Further, if we, our International Joint Ventures or our licensees are alleged to have infringed the IP rights of another party, any resulting litigation could be costly and could damage the Company’s reputation. There can be no assurance that we, our International Joint Ventures or our licensees would prevail in any litigation relating to our IP.

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

A key component of our growth strategy is the acquisition of additional brands and trademarks. Historically, we have been involved in numerous acquisitions of varying sizes. We continue to explore new acquisitions. We generally compete with traditional apparel and consumer brand companies, other brand management companies and private equity groups for brand acquisitions. However, as more of our competitors continue to pursue our brand management model, competition for specific acquisition targets may become more acute, acquisitions may become more expensive and suitable acquisition candidates could become more difficult to find. In addition, even if we successfully acquire additional trademarks or the rights to use additional trademarks, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

Although we seek to temper our acquisition risks by following acquisition guidelines relating to the existing strength of the brand, its diversification benefits to us, its potential licensing scale and credit worthiness of the licensee base, acquisitions, whether they be of additional IP assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

•	unanticipated costs associated with the target acquisition;

•	appropriately valuing the target acquisition and analyzing its marketability;

•	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;

•	diversion of management’s attention from other business concerns;

•	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand and license portfolio grows and becomes more diversified;

•	adverse effects on existing licensing and joint venture relationships;

•	potential difficulties associated with the retention of key employees, and the assimilation of any other employees, who may be retained by us in connection with or as a result of our acquisitions; and

•

risks of entering new domestic and international markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience.

When we acquire IP assets or the companies that own them, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks. Although we generally attempt to seek contractual protections through representations, warranties and indemnities, we cannot be sure that we will obtain such provisions in our acquisitions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs. Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not, or may not be able to, indemnify us or that may exceed the scope, duration or amount of the seller’s indemnification obligations.

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

We may, in the future, require additional capital to help fund all or part of potential acquisitions. If, at the time required, we do not have sufficient cash to finance those additional capital needs, we will need to raise additional funds through equity and/or debt financing. We cannot guarantee that, if and when needed, additional financing will be available to us on acceptable terms or at all. Further, if additional capital is needed and is either unavailable or cost prohibitive, our growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion plans. In addition, any additional financing we undertake could impose additional covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital or as acquisition consideration, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

We may be a party to litigation in the normal course of business, which could affect our financial position and liquidity.

From time to time, we may be made a party to litigation in the normal course of business. For example, as the owner of a trademark, we may be named as a defendant in a lawsuit relating to a product designed and manufactured by a licensee of that trademark. In most cases, our licensees under the existing license agreements are obligated to defend and indemnify us, as licensor, and our affiliates with respect to such litigation. In addition, while third parties could assert infringement claims involving our trademarks, we believe our trademarks are not subject to significant litigation risk because they are widely known and well-established trademarks, which have been consistently used by us and the previous owners. We also maintain insurance for certain risks, but it is not possible to obtain insurance to protect against all possible liabilities. Although historically the litigation involving us has not been material to our financial position or our liquidity, any litigation has an element of uncertainty and if any such litigation were to be adversely determined and/or a licensee were to fail to properly indemnify us and/or we did not have appropriate insurance coverage, such litigation could affect our financial position and liquidity.

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

We do not anticipate paying cash dividends on our common stock in the short term.

An investor should not rely on an investment in our common stock to provide dividend income in the short term, as we have not paid any cash dividends on our common stock and do not plan to pay any in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing licensing operations, further develop our trademarks and finance the acquisition of additional trademarks. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

We have experienced rapid growth in recent years. If we fail to manage this or any future growth, our business and operating results could be harmed.

Our business has grown dramatically over the past several years. For example, our total revenue increased from $30.1 million for fiscal 2005 to $461.2 million for FY 2014. Our growth has largely resulted from our acquisition of new brands of various sizes. Since October 2004, we acquired directly and through our joint ventures numerous iconic brands (or rights to use those brands and trademarks) and increased our total number of licenses from approximately 18 to over 1,100. Furthermore, we continue to evaluate and pursue appropriate acquisition opportunities to the extent we believe that such opportunities would be in the best interests of our company and our stockholders including, without limitation, other asset light models.

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

While we audit our licensees from time to time in the ordinary course, we otherwise rely on the accuracy of our licensees’ retail sales reports for reporting and collecting our revenues, and if these reports are untimely or incorrect, our revenue could be delayed or inaccurately reported.

Most of our revenue is generated from retailers that license our brands for manufacture and sale of products bearing our brands in their stores. Under our existing agreements, these licensees pay us licensing fees based in part on the retail value of products sold. We rely on our licensees to accurately report the retail sales in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and marketing efforts. All of our license agreements permit us to audit our licensees. If any of our licensee reports understate the retail sales of products they sell, we may not collect and recognize revenue to which we are entitled, or may endure significant expense to obtain compliance.

A decline in general economic conditions resulting in a decrease in consumer-spending levels and an inability to access capital may adversely affect our business.

Our performance is subject to worldwide economic conditions and its corresponding impact on the levels of consumer spending which may affect our licensees’ sales. It is difficult to predict future levels of consumer spending and any such predictions are inherently uncertain. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of goods offered under our brands tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income typically declines. As a result, our operating results may be materially affected by trends in the United States or global economy.

A significant disruption in our computer systems, including from a malicious attack, and our inability to adequately maintain and update those systems, could adversely affect our operations.

We rely extensively on our computer systems to manage our operations and to communicate with our licensees, International Joint Venture partners and other third parties, and to collect, summarize and analyze results. We depend on continued and unimpeded access to the internet to use our computer systems. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer hackings, cyber-attacks, computer viruses or other malicious activities, security breaches and catastrophic events. If our systems are damaged, threatened, attacked or fail to function properly, we may incur substantial repair or replacement costs, experience data loss and impediments to our ability to manage our internal control system, a loss in confidence by our partners, negative publicity and lost revenue, all of which could adversely affect our results of operations.

Provisions in our charter and Delaware law could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect our stockholders.

Certain provisions of our certificate of incorporation could have the effect of making more difficult, delaying or deterring unsolicited attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. Our certificate of incorporation currently authorizes 150,000,000 shares of common stock to be issued. Based on our outstanding capitalization at December 31, 2014, and assuming the exercise of all outstanding options and warrants and the issuance of the maximum number of shares of common stock issuable upon conversion of all of our outstanding convertible notes, there are still a substantial number of shares of common stock available for issuance by our board of directors without stockholder approval, including shares held in treasury primarily as a result of our stock repurchase plans. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue up to 5,000,000 shares of preferred stock, in one or more series, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock, none of which is outstanding.

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

We lease a showroom and office space at 550 7th Avenue, New York, NY, a portion of which has been sublet through the term of the lease, which ends May 31, 2015.

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

Item 3. Legal Proceedings

Normal Course litigation

From time to time, we are made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, we believe that the final outcome of any of these routine matters will not have a material effect on our financial position or future liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.001 par value per share, its only class of common equity, is quoted on the NASDAQ Global Market tier of The NASDAQ Stock Market LLC, herein referred to as NASDAQ, under the symbol “ICON”. The following table sets forth the high and low sales prices per share of the Company’s common stock for the periods indicated, as reported on NASDAQ:

	High	Low
Year Ended December 31, 2014
Fourth Quarter	$41.03	$32.78
Third Quarter	44.33	36.93
Second Quarter	44.81	36.53
First Quarter	42.47	35.50

Year Ended December 31, 2013
Fourth Quarter	$40.78	$31.40
Third Quarter	34.63	29.46
Second Quarter	31.22	24.20
First Quarter	26.31	22.33

As of February 23, 2015 there were 1,407 holders of record of the Company’s common stock.

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

ISSUER PURCHASES OF EQUITY SECURITIES
2014	Total Number of Shares Purchased(*)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1 - October 31	12,420	$36.38	425,000	$531,831,815
November 1 - November 30	—	—	—	531,831,815
December 1 - December 31	84,799	33.80	169,578	525,668,099

Total	97,219	$34.13	594,578	$525,668,099

(1)

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

During FY 2014, the Company repurchased 4,994,578 shares for $193.4 million under the Company’s July 2013 share repurchase plan. Shares purchased in FY 2014, FY 2013 and FY 2012 that were not part of the Company’s share repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock of employees. At December 31, 2014, $25.7 million of the Company’s common stock may yet be purchased under the Company’s July 2013 Program. As of the date of this Annual Report on Form 10-K, the February 2014 Program has $500.0 million of the Company’s common stock that may yet be purchased.

The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the annual meeting of stockholders to be held in 2015.

Item 6. Selected Financial Data

Selected Historical Financial Data

(amounts in tables, but not footnotes, in thousands, except earnings per share amounts)

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

	Year Ended December 31,
	(000’s omitted)
	2014	2013	2012	2011	2010
Consolidated Income Statement Data(1)
Licensing revenue	$406,940	$398,047	$341,685	$364,265	$332,390
Other revenue	54,303	34,579	12,133	5,580	169
Total revenue	461,243	432,626	353,818	369,845	332,559
Selling, general and administrative expenses	205,410	175,215	138,368	140,985	138,532
Operating income	255,833	257,411	215,450	228,766	209,715
Other expenses - net(2)	26,667	56,749	32,978	16,239	46,826
Net income	167,429	142,587	123,509	141,241	110,480
Net income attributable to Iconix Brand Group, Inc.	152,736	128,048	109,408	126,105	98,847
Earnings per share:
Basic	$3.15	$2.28	$1.57	$1.72	$1.37
Diluted	$2.66	$2.11	$1.52	$1.67	$1.32
Weighted average number of common shares outstanding:
Basic	48,431	56,281	69,689	73,111	72,151
Diluted	57,366	60,734	71,957	75,495	74,713

*	The year ended December 31, 2011 will herein be referred to as FY 2011; and the year ended December 31, 2010 will herein be referred to as FY 2010.

	At December 31,
	(000’s omitted)
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data
Cash	$128,019	$278,789	$238,672	$167,717	$118,635
Working capital	248,140	339,186	258,391	(78,278)	125,906
Trademarks and other intangibles, net	2,024,541	1,955,644	1,769,508	1,550,996	1,400,550
Total assets	2,873,391	2,864,158	2,481,738	2,161,303	1,951,470
Long-term debt, including current portion	1,394,077	1,427,319	911,718	633,389	584,387
Total stockholders’ equity	$1,054,537	$1,101,942	$1,299,840	$1,293,576	$1,138,914

(1)

During FY 2014, FY 2013, FY 2012, FY 2011 and FY 2010, the Company made four (including investments in joint venture that are consolidated in our financial statements), two, two, three (including the purchase of Zoo York from our IPH Untld joint venture, effectively increasing our ownership in the Zoo York brand from 51% to 100%, and our additional investment in Hardy Way, which increased our ownership from 50% to 85%), and one acquisitions (including investments in joint ventures that are consolidated in our financial statements), respectively. See Note 3 of Notes to Consolidated Financial Statements for information about the Company’s 2014 acquisitions and investments through its joint ventures.

(2)

Includes a non-cash gain of approximately $37.9 million in FY 2014 related to our purchase of our joint venture partner’s interest in Iconix Latin America, and a non-cash gain of approximately $21.5 million in FY 2011 related to our additional investment in Hardy Way (see Note 3 of Notes to Consolidated Financial Statements). Also includes net gain related to specific litigation of $15.7 million in FY 2010.

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

Overview

We are a brand management company and owner of a diversified portfolio of 35 global consumer brands across women’s, men’s, entertainment and home. The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

The Company’s brand portfolio includes Candie’s ® , Bongo ® , Badgley Mischka ® , Joe Boxer ® , Rampage ® , Mudd ® , London Fog ® , Mossimo ® , Ocean Pacific/OP ® , Danskin/Danskin Now ® , Rocawear ® /Roc Nation ® , Cannon ® , Royal Velvet ® , Fieldcrest ® , Charisma ® , Starter ® , Waverly ® , Ecko Unltd ® /Mark Ecko Cut & Sew ® , Zoo York ® , Sharper Image ® , Umbro ® and Lee Cooper ®; and interest in Artful Dodger ®, Material Girl ®, Peanuts ®, Ed Hardy ®, Truth or Dare ®, Billionaire Boys Club ®, Ice Cream ®, Modern Amusement ®, Buffalo ®, Nick Graham ® and Hydraulic®.

The Company looks to monetize the Intellectual Property (herein referred to as “IP”) related to its brands throughout the world and in all relevant categories by licensing directly with leading retailers (herein referred to as “direct to retail”), through consortia of wholesale licensees, through joint ventures in specific territories and via other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels from the mass tier to the luxury market and, in the case of the Peanuts brand, through various media outlets, including television, movies, digital and mobile content. The licensees are responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with advertising and promotional campaigns designed to increase brand awareness. Additionally the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

Globally, the Company has over 50 direct-to-retail licenses and more than 1,100 total licenses. Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and without inventory, production or distribution costs or risks, and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows. As of January 1, 2015, the Company had over $800 million of aggregate guaranteed royalty revenue over the terms of its existing contracts excluding renewals.

Highlights of 2014

•	Total revenue of $461.2 million, a 7% increase from prior year.

•	Licensing revenue of $406.9 million, a 2% increase from prior year.

•	Other revenue of $54.3 million, a 57% increase from prior year.

•	Continued expansion of international platform

•	Acquired full ownership and control of Iconix Latin America

•	Expanded South East Asia joint venture partnership with Global Brands Group to include additional territories and brands

•	Established Iconix Middle East joint venture

•	Strong Peanuts business

•	Renewed ABC and MetLife licenses

•	Women’s and home business divisions supported by strong stable direct-to-retail licenses

•	Repurchase of approximately 5.0 million shares of our common stock for $193.4 million

FY 2014 Compared to FY 2013

Total Revenue. Total Revenue for FY 2014 totaled $461.2 million, a 7% increase as compared to $432.6 million for FY 2013.

Licensing Revenue. Licensing revenue for FY 2014 totaled $406.9 million, a 2% increase as compared to $398.0 million for FY 2013. Our Peanuts brands, women’s brands and home brands performed well in FY 2014, generating an aggregate increase of $41.1 million in licensing revenue as compared to FY 2013. This aggregate increase was offset by an aggregate decrease of $32.2 million primarily related to weakness in our men’s brands, specifically our Rocawear and Ecko brands as we complete the transition to our new core licensees, as well as a transition agreement we had with Nike for the Umbro brand, which generated approximately $19.0 million in 2013 and expired prior to 2014, for territories that we have now replaced with new licenses and partnerships.

Other Revenue. Other revenue for FY 2014 totaled $54.3 million, a 57% increase as compared to $34.6 million for FY 2013. We realized (i) an aggregate $32.3 million gain in FY 2014 on the partial sale of certain trademarks to our Iconix SE Asia joint venture (see Note 3 of Notes to Consolidated Financial Statements for descriptions of these transactions), (ii) a $10.3 million gain on the partial sale of certain trademarks to our Iconix Middle East joint venture (iii) a $7.8 million gain on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark and (iv) a $4.0 million gain on the formation of a Lee Cooper U.S. joint venture, as compared to an aggregate $34.6 million gain realized in FY 2013 on the formation of our Iconix Canada, Iconix Australia, Iconix Israel and Iconix South East Asia joint ventures as well as the sale of the Umbro trademark in Korea (see Note 3 of Notes to Consolidated Financial Statements for descriptions of these transactions).

Operating Expenses. Selling, general and administrative (“SGA”) expenses totaled $205.4 million for FY 2014 compared to $175.2 million for FY 2013 an increase of $30.2 million. This increase in SG&A was driven by (i) an increase of $12.8 million in talent expenses related to the incremental increase in revenue in our Peanuts business (see above), (ii) a $10.3 million increase in advertising primarily related to international markets, (iii) a $5.2 million increase in other G&A primarily related to retail support at Macy’s for Rocawear as well as fixturing support and (iv) a $3.5 million increase in compensation mostly due to recently completed joint ventures. These increases were partially offset by a decrease of $2.8 million in consulting fees primarily related to fees incurred in connection to unconsummated transactions in 2013.

Operating Income. Operating income for FY 2014 decreased to $255.8 million, or approximately 55% of total revenue, compared to $257.4 million or approximately 59% of total revenue in FY 2013.

Other Expenses - Net. Other expense - net was approximately $26.7 million in FY 2014 as compared to $56.7 million in FY 2013. Interest expense increased approximately $8.2 million for the following reasons: (i) an increase in interest related to our Senior Secured Notes (issued November 2012 and June 2013) of approximately $3.0 million, due to the second tranche of Senior Secured Notes issued in June 2013, (ii) an increase of approximately $5.3 million in interest related to our 1.50% Convertible Notes issued March 2013, partially offset by $1.7 million of interest expense related to our Ecko Note (extinguished in May 2013) in FY 2013 for which there is no comparable expense in FY 2014. Interest and other income increased $33.4 million from $7.4 million in FY 2013 to approximately $40.8 million in FY 2014 primarily due to a $37.9 million non-cash gain in FY 2014 related to the fair value re-measurement of our original 50% interest in Iconix Latin America - see Note 3 to Notes to Consolidated Financial Statements for a description of this transaction, as compared to a $5.4 million gain in FY 2013 related to the sale of securities for which there is no comparable transaction in FY 2014. Our equity earnings on joint ventures increased approximately $4.9 million from approximately $12.1 million in FY 2013 to $17.0 million in FY 2014, due to international joint ventures created since June 2013 as compared to a full twelve months of earnings in FY 2014, partially offset by our Latin America joint venture which was included in equity earnings on joint ventures until February 2014 when we began consolidating following our purchase of our partner’s remaining interest in Iconix Latin America - see Note 3 to Notes to Consolidated Financial Statements for a description of these joint ventures.

Provision for Income Taxes. The effective income tax rate for FY 2014 is approximately 26.9% resulting in a $61.7 million income tax expense, as compared to an effective income tax rate of 28.9% in FY 2013 which resulted in the $58.1 million income tax expense. The decrease in our effective tax rate primarily relates to, a larger portion of our income in FY 2014 as compared to FY 2013 being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S., partially offset by a one-time tax assessment of approximately $2.1 million related to new legislation on income related to New York State Corporation taxes.

Net Income. Our net income was approximately $167.4 million in FY 2014, compared to net income of approximately $142.6 million in FY 2013, as a result of the factors discussed above.

Highlights of 2013

•	Acquisition of the Lee Cooper brand

•	51% investment in the Buffalo brand

•	Formation of four international joint ventures:

•	Iconix Canada

•	Iconix Australia

•	Iconix Southeast Asia

•	Iconix Israel

•	Licensing revenue growth of 16%, from $341.7 million in FY 2012 to $398.0 million in FY 2013

•	Repurchase of approximately 15.8 million shares of our common stock for $436.4 million

•	Completion of a secondary issuance of our Senior Secured Notes for $275.0 million

•	Completion of issuance of 1.50% Convertible Notes for $400.0 million

FY 2013 Compared to FY 2012

Total Revenue. Total revenue for FY 2013 totaled $432.6 million, a 22% increase as compared to $353.8 million for FY 2012.

Licensing. Licensing revenue for FY 2013 totaled $398.0 million, a 16% increase as compared to $341.7 million for FY 2012, driven by an aggregate increase of $82.0 million of revenue primarily related to recently completed acquisitions (i.e. the acquisition of the Umbro brand in November 2012; the acquisition of the Buffalo brand in February 2013 and the acquisition of the Lee Cooper brand in February 2013; the acquisition of Modern Amusement brand in December 2012 - see Note 3 of Notes to Consolidated Financial Statements for descriptions of these transactions). This aggregate increase was partially offset by general weakness in revenue related to our OP brand at Wal-Mart and our men’s brands (particularly Ed Hardy and Rocawear), a decrease in revenue related to the sale of our London Fog outerwear in FY 2012, as well as a decrease in revenue related to our Peanuts brand partly due to weakness in the Japanese yen.

Other Revenue. Other revenue for FY 2013 totaled $34.6 million, a 185% increase as compared to $12.1 million for FY 2012. This increase was driven by the revenue realized on the formation of our Iconix Australia, Iconix Canada, Iconix Southeast Asia, Iconix Israel and the Umbro Korea transactions as compared to our Iconix India joint venture and OP Japan transaction in FY 2012.

Operating Expenses. SG&A totaled $175.2 million for FY 2013 compared to $138.4 million for FY 2012. After excluding SG&A totaling $18.2 million in FY 2013 for which there is no comparable SG&A in FY 2012 (i.e. the acquisition of Umbro in November 2012; the acquisition of Buffalo in February 2013 and the acquisition of Lee Cooper in February 2013; the acquisition of Modern Amusement in December 2012 - see Note 3 of Notes to Consolidated Financial Statements for descriptions of these transactions), comparable SG&A increased approximately $18.6 million. This increase in comparable SG&A was driven by (i) an increase of $11.3 million in compensation expense primarily due to the achievement of certain performance-based compensation as being deemed earned, (ii) an increase of $6.3 million in professional fees primarily related to recently completed transactions as well as an unconsummated transaction, and (iii) an increase of $4.2 million in bad debt expense due to weakness in our men’s brands. These increases were partially offset by a decrease of $5.1 million in agent and talent costs related to the decrease in revenue from our Peanuts brand.

Operating Income. Operating income for FY 2013 increased to $257.4 million, or approximately 59% of total revenue, compared to approximately $215.5 million or approximately 61% of total revenue in FY 2012.

Other Expenses - Net. Other expenses - net was approximately $56.7 million in FY 2013 as compared to $33.0 million in FY 2012. Interest expense increased approximately $29.7 million for the following reasons: (i) interest related to our Senior Secured Notes (issued November 2012 and June 2013) was approximately

$29.1 million, for which there is no comparable expense in FY 2012, (ii) interest related to our 1.50% Convertible Notes (issued March 2013) was approximately $17.3 million, for which there is no comparable expense in FY 2012 and (iii) an increase in the amortization of our deferred financing fees of $1.6 million as a result of our recently completed financings; partially offset by: (i) $11.3 million of interest expense in FY 2012 related to our 1.875% convertible notes which were paid off in June 2012, (ii) interest expense related to our Ecko Note decreased approximately $3.0 million primarily related to the early extinguishment of the Ecko Note in May 2013, (iii) interest expense related to our asset-backed notes (repaid and extinguished in November 2012) was $2.7 million and (iv) $2.3 million of interest expense related to our revolver financing which we drew down in June 2012 and was paid off and extinguished in November 2012, for each of which there is no comparable expense in FY 2013. Interest and other income increased $4.7 million from $2.7 million in FY 2012 to $7.4 million in FY 2013 due to a $5.4 million gain in FY 2013 related to the sale of securities that had been written down to zero in FY 2010. Our equity earnings on joint ventures increased approximately $1.2 million from approximately $10.9 million in FY 2012 to $12.1 million in FY 2013, primarily due to strong performance from our MG Icon joint venture, as well as strong aggregate earnings from our international joint ventures, partially offset by a gain realized by our Iconix China joint venture in FY 2012 related to the monetization of an investment.

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

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At December 31, 2014 and December 31, 2013, our cash totaled $128.0 million and $278.8 million, respectively, not including short-term restricted cash of $59.6 million and $58.9 million, respectively. Our short term restricted cash primarily consists of collection and investment accounts related to our Senior Secured Notes.

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

Subsequent to FY 2014, on February 12, 2015, we delivered a notice to fund to the administrator to our Variable Funding Notes (see definition below). On February 18, 2015, the Company received $100.0 million of cash, which will be used primarily for acquisitions, as well as for general corporate purposes. See below under “Obligations and Commitments” for a description of our Variable Funding Notes. See Note 16 to Notes to Consolidated Financial Statements for additional disclosure regarding this funding of our Variable Funding Notes as well as our acquisition of the Strawberry Shortcake brand and related assets.

Changes in Working Capital

At December 31, 2014 and December 31, 2013 the working capital ratio (current assets to current liabilities) was 2.81 to 1 and 3.57 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased approximately $40.6 million, from $203.2 million in FY 2013 to $162.5 million in FY 2014. After excluding the non-cash gain in FY 2014 related to the fair value re-measurement of our original 50% interest in Iconix Latin America and the deferred taxes associated with that non-cash gain, the decrease in net cash provided by operating activities was primarily related to an increase in the gains on sale of trademarks (see Note 3 of Notes to Consolidated Financial Statements for descriptions of these transactions) and an increase in our earnings from our equity investments in joint ventures in FY 2014, as well as an aggregate decrease in the net change in balance sheet items of approximately $18.3 million. These aggregate decreases were partially offset by an increase in amortization of the convertible note discount related to the 1.50% Convertible Notes financed in March 2013, and a gain on the sale of securities of $5.4 million FY 2013 as compared to $0.3 million in FY 2014.

Investing Activities

Net cash used in investing activities decreased approximately $129.7 million, from $163.4 million in FY 2013 to $33.7 million in FY 2014. This decrease is primarily due to our purchase of the remaining 50% interest in Iconix Latin America from our joint venture partner in FY 2014 for $42.0 million in cash, as compared to the following acquisitions in FY 2013: our acquisition of a 51% interest in Buffalo for $76.5 million in cash, our acquisition of Lee Cooper for $66.7 million in cash, which is net of approximately $6 million obtained from the entity, our investment in Marcy Media for $32.0 million in cash, and our investment in Complex Media for $25.0 million in cash.

Financing Activities

Net cash used in financing activities was $272.3 million in FY 2014, compared to $0.5 million in the FY 2013. In FY 2013 we issued our 1.50% Convertible Notes which resulted in net proceeds of $364.2 million (which includes the purchase of hedges and sale of warrants), as well as the issuance of the second tranche of our Senior Secured Notes which resulted in net proceeds of $267.8 million. There were no comparable financings in FY 2014. This was partially offset by a decrease in share repurchases of $243.0 million from $436.4 million in FY 2013 to $193.4 million in FY 2014, and a decrease in principal payments of $32.2 million from $95.1 million FY 2013 compared to $62.9 million in FY 2014 primarily related to the early extinguishment of our Ecko Note in May 2013, partially offset by an increase in principal payments related to the second tranche of our Senior Secured Notes which was issued in June 2013 for which there was only one quarterly principal payment in FY 2013.

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

As of December 31, 2014, no amounts under the Variable Funding Notes have been drawn (see above regarding subsequent event). There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It is anticipated that any outstanding principal of and interest on the Variable Funding Notes will be repaid in full on or prior to January 2018. Following the anticipated repayment date, additional interest will accrue on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

On June 21, 2013, the Co-Issuers issued $275.0 million aggregate principal amount of Series 2013-1 4.352% Senior Secured Notes, Class A-2 (the “2013 Senior Secured Notes” and, together with the 2012 Senior Secured Notes, the “Senior Secured Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended.

The Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all of Iconix’s United States and Canadian revenue-generating assets (the “Securitized Assets”), consisting principally of its IP and license agreements for the use of its IP, were transferred to and are currently held by the Co-Issuers. The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiaries that own the Badgley Mischka trademark, the Ecko Unltd trademark, the Mark Ecko trademark, the Umbro trademark and the Lee Cooper trademark, (y) the Iconix subsidiaries that own Iconix’s other brands outside of the United States and Canada or (z) the joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Artful Dodger trademark, the Modern Amusement trademark and the Buffalo trademark and a 50% interest in the Ice Cream trademark and the Billionaire Boys Club trademark.

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

Pursuant to the Indenture, the Notes are the joint and several obligations of the Co-Issuers only. The Notes are secured under the Indenture by a security interest in substantially all of the assets of the Co-Issuers (the “Collateral”), which includes, among other things, (i) IP assets, including the U.S. and Canadian registered and applied for trademarks for the following brands and other related IP assets: Candie’s, Bongo, Joe Boxer (excluding Canadian trademarks, none of which are owned by Iconix), Rampage, Mudd, London Fog (other than the trademark for outerwear products sold in the United States), Mossimo, Ocean Pacific and OP, Danskin and Danskin Now, Rocawear, Starter, Waverly, Fieldcrest, Royal Velvet, Cannon, Charisma, and Sharper Image (other than for a “Sharper Image” branded website or catalog in the United States and other specified jurisdictions); (ii) the rights (including the rights to receive payments) and obligations under all license agreements for use of those trademarks; (iii) the following equity interests in the following joint ventures: an 85% interest in Hardy Way LLC which owns the Ed Hardy brand, a 50% interest in MG Icon LLC which owns the Material Girl and Truth or Dare brands, a 100% interest in ZY Holdings LLC which owns the Zoo York brand, and an 80% interest in Peanuts Holdings LLC which owns the Peanuts brand and characters; and (iv) certain cash accounts established under the Indenture.

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

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the supplemental indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Company was in compliance with all covenants under the Notes during FY 2014 and FY 2013.

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

As of December 31, 2014, the total principal balance of the Senior Secured Notes is $774.0 million, of which $61.1 million is included in the current portion of long-term debt on the consolidated balance sheet. As of December 31, 2014 and December 31, 2013, $59.6 million and $58.9 million, respectively is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

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

2.50% Convertible Notes.

In May 2011, the Company completed the issuance of $300.0 million principal amount of our 2.50% convertible senior subordinated notes due June 2016, herein referred to as our 2.50% Convertible Notes, in a private offering to certain institutional investors from which we received net proceeds, after transaction fees, of approximately $291.6 million. The 2.50% Convertible Notes bear interest at an annual rate of 2.50%, payable semi-annually in arrears on June 1 and December 1 of each year, commencing as of December 1, 2011. At December 31, 2014, the net balance of the 2.50% Convertible Notes was $254.7 million, which reflects the net debt carrying value in accordance with accounting for convertible debt instruments that may be settled in cash upon conversion. However, the principal amount owed to the 2.50% Convertible Note holders is $300.0 million.

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

The following is a summary of contractual cash obligations, including interest for the periods indicated that existed as of December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total
	(000’s omitted)
Senior Secured Notes	$61,123	$61,123	$61,123	$61,123	$61,123	$468,415	$774,030
1.50% Convertible Notes	—	—	—	400,000	—	—	400,000
2.50% Convertible Notes	—	300,000	—	—	—	—	300,000
Operating leases	2,933	2,750	2,806	2,628	2,639	11,257	25,013
Employment contracts	5,771	874		—	—	—	6,645
Interest	45,235	38,252	32,518	24,910	21,301	76,500	238,716

Total contractual cash obligations	$115,062	$402,999	$96,447	$488,661	$85,063	$556,172	$1,744,404

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

We market and license our brands outside the United States and many of our licensees are located, and joint ventures operate, outside the United States. As a key component of our business strategy, we intend to expand our international sales, including, without limitation, through joint ventures. Tariffs, trade protection measures, import or export licensing requirements, trade embargoes, sanctions and other trade barriers; less effective and less predictable protection and enforcement of intellectual property; changes in the political or economic condition of a specific country or region; fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange; and potentially adverse tax consequences, and other factors noted in “Risk Factors,” could adversely affect our licensees’ and International Joint Ventures future operating results.

Effects of Inflation

We do not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where we primarily compete, have had a significant effect on revenues or profitability. If there was an adverse change in the rate of inflation by less than 10%, the expected effect on net income would be immaterial.

New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Companies will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. We are currently evaluating the impact of adopting this guidance.

In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08”). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not expect this new accounting pronouncement to have an impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements. On an on-going basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. We believe, however, the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We have entered into various trade name license agreements that provide revenues based on minimum royalties and advertising/marketing fees and additional revenues based on a percentage of defined sales. Minimum royalty and advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales. Payments received as consideration for the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheets as deferred license revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Revenue is not recognized unless collectability is reasonably assured. If licensing arrangements are terminated prior to the original licensing period, we will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable.

In addition, we sell a brand’s territories and/or categories through joint venture transactions which is a central and ongoing part of our business. Since our goal is to maximize the value of the IP, we evaluate sale opportunities by comparing whether the offer is more valuable than the current and potential revenue stream in the Company’s traditional licensing model. Further, as part of the Company’s evaluation process, it will also look at whether or not the buyer’s future development of the brand could help expand the brands global recognition and revenue. The Company considers, among others, the following guidance in determining the appropriate accounting and gains recognized from the initial sale of our brands/trademarks to our joint ventures: ASC 323, Investments - Equity Method and Joint Venture, ASC 605, Revenue Recognition, ASC 810, Consolidations, and ASC 845, Nonmonetary Transactions - Exchanges Involving Monetary Consideration.

Allowance for doubtful accounts

We evaluate our allowance for doubtful accounts and estimate collectability of accounts receivable based on our analysis of historical bad debt experience in conjunction with our assessment of the financial condition of individual licensees’ with which we do business. In times of domestic or global economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods.

Impairment of Long-Lived Assets and Intangibles

Long-lived assets, representing predominantly trademarks related to the Company’s brands, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite lived intangible assets are tested for impairment on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite lived intangible asset may not be recoverable. When conducting its annual indefinite lived intangible asset impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; and (iv) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. During the years FY 2014, FY 2013 and FY 2012, there were no write-downs from impairments.

Goodwill

Goodwill is tested for impairment at the reporting unit level (The Company has one operating segment with various components, that have been aggregated into one Reporting Unit or one level below an operating segment) on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations. As of December 31, 2014 there have been no impairments.

Variable Interest Entities

In accordance with the variable interest entities (“VIE”) sub-section of ASC 810, Consolidation, we perform a formal assessment at each reporting period regarding whether any consolidated entity is considered the primary beneficiary of a VIE based on the power to direct activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or rights to receive benefits that could be significant to us.

Business combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets. The results of operations for each acquisition are included in our financial statements from the date of acquisition.

We account for business acquisitions as purchase business combinations in accordance with ASC 805, Business Combinations (“ASC 805”). The fundamental requirement of ASC 805 is that the acquisition method of accounting be used for all business combinations.

Management estimates fair value based on assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows; acquired developed technologies and patents; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in our product portfolio; and discount rates.

Stock-Based Compensation

We account for stock-based compensation under ASC 718, Compensation - Stock Compensation, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.

Income Taxes

Income taxes are calculated in accordance with ASC Topic 740-10, Income Taxes (“ASC 740-10”), which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

The Company adopted guidance under ASC 740 as it relates to uncertain tax positions. The implementation of this guidance did not have a significant impact on our financial position or results of operations. At December 31, 2014, the total unrecognized tax benefit was $1,180 million. However, this unrecognized tax benefit is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. We are continuing our practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the year ended December 31, 2014. We file federal and state tax returns and we are generally no longer subject to tax examinations for fiscal years prior to 2009.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may change over time.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The Audit Committee of our Board of Directors, which consists of independent, non-executive directors, meets regularly with management and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to external auditors.

The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Limitation on Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

We have audited Iconix Brand Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Iconix Brand Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Iconix Brand Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA LLP

New York, New York

March 2, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, executive officers and certain corporate governance matters is incorporated by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2015 (“2015 Definitive Proxy Statement”) to be filed with the SEC.

Code of Business Conduct

We have adopted a written code of business conduct that applies to our officers, directors and employees. Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation

The information required under this item is hereby incorporated by reference from our 2015 Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is hereby incorporated by reference from our 2015 Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is hereby incorporated by reference from our 2015 Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is hereby incorporated by reference from our 2015 Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - December 31, 2014 and 2013

•	Consolidated Income Statements for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

2. The following financial statement schedules are included in this Annual Report:

•	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

•	Schedule for the years ended December 31, 2014, 2013 and 2012

•	Schedule II Valuation and qualifying accounts

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

ICONIX BRAND GROUP, INC.

Date: March 2, 2015	By:	/s/ Neil Cole,
Neil Cole,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Neil Cole Neil Cole	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2015

/s/ Jeff Lupinacci Jeff Lupinacci	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015

/s/ Barry Emanuel Barry Emanuel	Director	March 2, 2015

/s/ Drew Cohen Drew Cohen	Director	March 2, 2015

/s/ F. Peter Cuneo F. Peter Cuneo	Director	March 2, 2015

/s/ Mark Friedman Mark Friedman	Director	March 2, 2015

/s/ James A. Marcum James A. Marcum	Director	March 2, 2015

/s/ Sue Gove Sue Gove	Director	March 2, 2015

Index to Exhibits

Exhibit Numbers	Description

2.1	Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC(1)+

2.2	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC(2)+

2.3	Purchase Agreement dated as of April 26, 2010 by and among the Company, United Features Syndicate, Inc. and The E.W. Scripps Company(3)+

2.4	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC(4)+

2.5	Asset Purchase Agreement dated October 26, 2011 by and between the Company and Sharper Image Acquisition LLC(5)+

2.6	Asset Purchase Agreement dated October 24, 2012 by and among Iconix Brand Group, Inc., Umbro IP Holdings LLC, Iconix Luxembourg Holdings SÀRL, Umbro International Limited, Nike Global Services Pte. Ltd. and NIKE, Inc(6)+

3.1	Certificate of Incorporation, as amended(9)

3.2	Restated and Amended By-Laws(10)

4.1	Indenture, dated May 23, 2011, between the Company and The Bank of New York Mellon Trust, N.A.(11)

4.2	Global Note(11)

4.3	Base Indenture dated November 29, 2012(12)

4.4	Supplemental Indenture dated November 29, 2012(12)

4.5	Supplemental Indenture Series 2013-1 Supplement dated as of June 21, 2013(8)

4.6	Indenture 1.50% Convertible Senior Subordinated Notes Due 2018 dated as of March 18, 2013(39)

4.7	Global Note(39)

10.2	2000 Stock Option Plan of the Company(14)*

10.3	2001 Stock Option Plan of the Company(15)*

10.4	2002 Stock Option Plan of the Company(16)*

10.5	Non-Employee Director Stock Incentive Plan(17)*

10.6	401(K) Savings Plan of the Company(18)

10.7	Employment Agreement between Neil Cole and the Company dated January 28, 2008(7)*

10.8	Option Agreement of Neil Cole dated November 29, 1999(18)*

10.9	The Company’s 2006 Equity Incentive Plan and forms of options granted thereunder(19)*

10.10	Form of Restricted Stock Agreement for officers under the Company’s 2006 Equity Incentive Plan(20)*

10.11	Form of Restricted Stock Agreement for Directors under the Company’s 2006 Equity Incentive Plan(20)*

Exhibit Numbers	Description

10.12	Form of Option Agreement under the Company’s 1997 Stock Option Plan(21)*

10.13	Form of Option Agreement under the Company’s 2000 Stock Option Plan(21)*

10.14	Form of Option Agreement under the Company’s 2001 Stock Option Plan(21)*

10.15	Form of Option Agreement under the Company’s 2002 Stock Option Plan(21)*

10.16	Common Stock Purchase Warrant issued to UCC Consulting Corporation(22)

10.17	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company(23)

10.18	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole(24)*

10.19	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole(24)*

10.20	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices(24)

10.21	Iconix Brand Group, Inc. Executive Incentive Bonus Plan(25)

10.22	Agreement dated May 2008 between the Company and Neil Cole(26)*

10.23	Agreement dated December 24, 2008 between the Company and Neil Cole(27)*

10.24	Form of restricted stock agreement under the 2009 Equity Incentive Plan(28)*

10.25	Form of stock option agreement under the 2009 Equity Incentive Plan(28)*

10.26	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009(28)*

10.27	Restricted Stock Agreement with Warren Clamen dated September 22, 2009(28)*

10.28	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009(28)*

10.29	Employment Agreement dated February 26, 2009 between the Company and David Blumberg(29)*

10.30	Restricted Stock Agreement with David Blumberg dated September 22, 2009(29)*

10.31	Purchase Agreement, dated May 17, 2011, among Iconix Brand Group, Inc., Barclays Capital Inc. and Goldman, Sachs & Co.(11)

10.32	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.33	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company and Goldman, Sachs & Co.(11)

10.34	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.35	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Goldman, Sachs & Co.(11)

10.36	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.37	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Goldman, Sachs & Co.(11)

10.38	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

Exhibit Numbers	Description

10.39	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Goldman, Sachs & Co.(11)

10.40	Amendment to Employment Agreement between Neil Cole and the Company dated June 17, 2011(30)*

10.41	Restricted Stock Agreement dated June 17, 2011 between the Company and Neil Cole(31)*

10.42	Restricted Stock Performance Unit Agreement dated June 17, 2011 between the Company and Neil Cole(31)*

10.43	Employment Agreement Amendment dated October 7, 2011 between the Company and Warren Clamen(32)*

10.44	Employment Agreement Amendment dated October 7, 2011 between the Company and Andrew Tarshis(32)*

10.45	Revolving Credit Agreement dated as of November 22, 2011 among the Company, as Borrower, and the several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Syndication Agents, Barclays Bank PLC, as Documentation Agent, and Barclays Bank PLC, as Administrative Agent(33)

10.46	Guarantee and Collateral Agreement dated as of November 22, 2011 made by the Company and certain of its Subsidiaries in favor of Barclays Bank PLC, as Administrative Agent(33)

10.47	Employment Agreement dated March 5, 2012 between the Company and David Blumberg(34)*

10.48	Class A-1 Note Purchase Agreement dated November 29, 2012 by and among Registrant, Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, Barclays Bank PLC, as L/C Provider, Barclays Bank PLC as Swingline Lender and Barclays Bank PLC, as Administrative Agent(12)

10.49	Management Agreement dated November 29, 2012 by and among the Co-Issuers, Registrant and Citibank, N.A., as trustee(12)

10.50	Amendment to Employment Agreement entered into February 15, 2013 to be effective February 1, 2013 between the Company and David Blumberg(35)*

10.51	PSU Agreement dated February 15, 2013 between Iconix Brand Group, Inc. and David Blumberg(35)*

10.52	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Executive)(36)*

10.53	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-Executive)(36)*

10.54	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-employee Director)(36)*

10.55	Amended and Restated 2009 Equity Incentive Plan(36)*

10.56	Clawback policy form of Acknowledgement(36)*

10.57	Employment Agreement dated as of August 19, 2013 between the Company and Jason Schaefer(37)*

10.58	Employment Agreement Amendment dated as of March 18, 2014 between the Company and Seth Horowitz(38)*

10.59	Employment Agreement dated as of March 18, 2014 between the Company and Jeff Lupinacci(38)*

Exhibit Numbers	Description

10.60	Purchase Agreement dated March 12, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc.(39)*

10.61	Confirmation of OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)*

10.62	Confirmation of Additional OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)*

10.63	Confirmation of OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)*

10.64	Confirmation of Additional OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)*

21	Subsidiaries of the Company++

23	Consent of BDO USA, LLP++

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002++

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002++

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002++

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002++

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 26, 2011 and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 30, 2012 and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 21, 2013 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 6, 2012 and incorporated by reference herein.

(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 17, 2011 and incorporated by reference herein.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 29, 2012 and incorporated by reference herein.

(13)	Intentionally omitted.

(14)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.

(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.

(16)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.

(17)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.

(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.

(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

(21)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.

(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.

(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.

(25)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.

(26)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.

(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 24, 2008 and incorporated by reference herein.

(28)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

(29)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.

(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 17, 2011 and incorporated by reference herein.

(31)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.

(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 7, 2011 and incorporated by reference herein.

(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 22, 2011 and incorporated by reference herein.

(34)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 5, 2012 and incorporated by reference herein.

(35)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and incorporated by reference herein.

(36)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 and incorporated by reference herein.

(37)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.

(38)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 18, 2014 and incorporated by reference herein.

(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 12, 2013 and incorporated by reference herein.

*	Denotes management compensation plan or arrangement

+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Iconix Brand Group, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

**	Portions of this document have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was granted under Rule 24b-2 of the Securities Exchange Act of 1934.

++	Filed herewith.

Annual Report on Form 10-K

Item 8, 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Year ended December 31, 2014

Iconix Brand Group, Inc. and Subsidiaries

Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Iconix Brand Group Inc. and subsidiaries are included in Item 15:

The following consolidated financial statement schedule of Iconix Brand Group, Inc. and subsidiaries is included in Item 15(d):

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	115

Schedule II Valuation and qualifying accounts	116

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Iconix Brand Group, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iconix Brand Group, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iconix Brand Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

March 2, 2015

New York, New York

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,	December 31,
	2014	2013

Assets
Current Assets:

Cash	$128,019	$278,789
Restricted cash	59,560	58,858
Accounts receivable	118,774	90,777
Deferred income tax assets	10,328	4,160
Other assets - current	68,587	38,424

Total Current Assets	385,268	471,008

Property and equipment:
Furniture, fixtures and equipment	22,704	21,197
Less: Accumulated depreciation	(14,946)	(12,360)

	7,758	8,837

Other Assets:
Other assets	63,334	33,214
Trademarks and other intangibles, net	2,024,541	1,955,644
Deferred financing costs, net	19,842	25,103
Investments and joint ventures	140,910	139,376
Goodwill	231,738	230,976

	2,480,365	2,384,313

Total Assets	$2,873,391	$2,864,158

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,286	$30,482
Deferred revenue	24,978	29,126
Current portion of long-term debt	61,123	61,250
Other liabilities - current	12,741	10,964

Total current liabilities	137,128	131,822

Deferred income tax liability	322,888	260,605
Long-term debt, less current maturities	1,332,954	1,366,069
Deferred revenue	—	724
Other liabilities	11,660	2,996

Total Liabilities	1,804,630	1,762,216

Redeemable non-controlling interest	14,224	—

Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value; shares authorized 150,000; shares issued 79,263 and 77,048, respectively	79	77
Additional paid-in capital	948,714	910,145
Retained earnings	809,420	657,877
Accumulated other comprehensive income (loss)	(24,186)	16,486
Less: Treasury stock - 31,310 and 25,920 shares at cost, respectively	(812,429)	(599,816)

Total Iconix Brand Group, Inc. Stockholders’ Equity	921,598	984,769

Non-controlling interest	132,939	117,173

Total Stockholders’ Equity	1,054,537	1,101,942

Total Liabilities, Redeemable Non-Controlling Interest, and Stockholders’ Equity	$2,873,391	$2,864,158

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Income Statements

(in thousands, except earnings per share data)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Licensing revenue	$406,940	$398,047	$341,685

Other revenue	54,303	34,579	12,133

Total revenue	461,243	432,626	353,818

Selling, general and administrative expenses	205,410	175,215	138,368

Operating income	255,833	257,411	215,450

Other expenses (income):
Interest expense	84,523	76,321	46,576
Interest and other income	(40,826)	(7,443)	(2,711)
Equity earnings on joint ventures	(17,030)	(12,129)	(10,887)

Other expenses - net	26,667	56,749	32,978

Income before income taxes	229,166	200,662	182,472

Provision for income taxes	61,737	58,075	58,963

Net income	$167,429	$142,587	$123,509

Less: Net income attributable to non-controlling interest	$14,693	$14,539	$14,101

Net income attributable to Iconix Brand Group, Inc.	$152,736	$128,048	$109,408

Earnings per share:
Basic	$3.15	$2.28	$1.57

Diluted	$2.66	$2.11	$1.52

Weighted average number of common shares outstanding:
Basic	48,431	56,281	69,689

Diluted	57,366	60,734	71,957

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$167,429	$142,587	$123,509
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(40,672)	16,486	—
Change in fair value of cash flow hedge	—	—	483

Total other comprehensive income (loss)	(40,672)	16,486	483

Comprehensive income	$126,757	$159,073	$123,992

Less: comprehensive income attributable to non-controlling interest	14,693	14,539	14,101

Comprehensive income attributable to Iconix Brand Group, Inc.	$112,064	$144,534	$109,891

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total
	Shares	Amount
Balance at January 1, 2012	75,827	$76	$802,193	$420,421	$(483)	$(33,154)	$104,523	$1,293,576
Shares issued on exercise of stock options and warrants	267	1	756	—	—	—	—	757
Shares issued on vesting of restricted stock	311	—	—	—	—	—	—	—
Shares issued for earn-out on acquisition	144	—	—	—	—	—	—	—
Tax benefit of stock option exercises	—	—	1,495	—	—	—	—	1,495
Compensation expense in connection with restricted stock and stock options	—	—	11,491	—	—	—	—	11,491
Shares repurchased on the open market	—	—	—	—	—	(125,341)	—	(125,341)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(1,195)	—	(1,195)
Equity portion of convertible notes	—	—	—	—	—	—	—	—
Net cost of hedge on convertible notes	—	—	—	—	—	—	—	—
Net income	—	—	—	109,408	—	—	14,101	123,509
Change in fair value of cash flow hedge	—	—	—	—	483	—	—	483
Distributions to joint ventures	—	—	—	—	—	—	(9,039)	(9,039)
Non-controlling interest of acquired companies	—	—	—	—	—	—	4,104	4,104

Balance at January 1, 2013	76,549	$77	$815,935	$529,829	$—	$(159,690)	$113,689	$1,299,840
Shares issued on exercise of stock options and warrants	131	—	353	—	—	—	—	353
Shares issued on vesting of restricted stock	368	—	—	—	—	—	—	—
Purchase of minority interest in consolidated joint venture	—	—	17,246	—	—	—	—	17,246
Tax benefit of stock option exercises	—	—	1,193	—	—	—	—	1,193
Compensation expense in connection with restricted stock and stock options	—	—	20,018	—	—	—	—	20,018
Shares repurchased on the open market	—	—	—	—	—	(436,419)	—	(436,419)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(3,707)	—	(3,707)
Net income	—	—	—	128,048	—	—	14,539	142,587
Net cost of hedge on convertible notes	—	—	3,038	—	—	—	—	3,038
Foreign currency translation	—	—	—	—	16,486	—	—	16,486
Distributions to joint ventures	—	—	—	—	—	—	(8,290)	(8,290)
Non-controlling interest of acquired companies	—	—	—	—	—	—	(2,765)	(2,765)
Equity portion of convertible notes	—	—	52,362	—	—	—		52,362

Balance at January 1, 2014	77,048	$77	$910,145	$657,877	$16,486	$(599,816)	$117,173	$1,101,942
Shares issued on exercise of stock options and warrants	1,332	1	10,087	—	—	—	—	10,088
Shares issued on vesting of restricted stock	883	1	—	—	—	—	—	1
Tax benefit of stock option exercises	—	—	10,706	—	—	—	—	10,706
Compensation expense in connection with restricted stock and stock options	—	—	18,492	—	—	—	—	18,492
Shares repurchased on the open market	—	—	—	—	—	(193,434)	—	(193,434)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(19,179)	—	(19,179)
Change in redemption value of redeemable non-controlling interest	—	—	(716)	—	—	—	—	(716)
Net income	—	—	—	152,736	—	—	14,693	167,429
Foreign currency translation	—	—	—	—	(40,672)	—	—	(40,672)
Distributions to joint ventures	—	—	—	(1,193)	—	—	(10,455)	(11,648)
Non-controlling interest of acquired companies	—	—	—	—	—	—	11,528	11,528

Balance at December 31, 2014	79, 263	$79	$948,714	$809,420	$(24,186)	$(812,429)	$132,939	$1,054,537

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash flows from operating activities:
Net income	$167,429	$142,587	$123,509

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	2,605	2,702	2,784
Amortization of trademarks and other intangibles	4,530	7,428	5,528
Amortization of deferred financing costs	5,263	4,816	3,263
Amortization of convertible note discount	29,616	24,838	20,098
Stock-based compensation expense	18,492	20,018	11,492
Non-cash gain on re-measurement of equity investment	(37,893)	—	—
Provision for doubtful accounts	11,127	9,718	5,362
Earnings on equity investments in joint ventures	(17,030)	(12,129)	(10,887)
Distributions from equity investments	7,145	13,116	2,265
Gain on sale of securities	(342)	(5,395)	—
Gain on sale of trademarks	(54,303)	(34,579)	(12,133)
Deferred income tax provision	45,573	31,416	24,385
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(28,031)	3,730	(10,942)
Other assets - current	(10,892)	(2,491)	20,513
Other assets	(5,719)	(9,132)	11,889
Deferred revenue	(7,414)	6,102	(3,745)
Accounts payable and accrued expenses	32,365	407	13,543

Net cash provided by operating activities	162,521	203,152	206,924
Cash flows used in investing activities:
Purchases of property and equipment	(1,505)	(1,209)	(1,595)
Acquisition of interest in Buffalo	—	(76,500)	—
Acquisition of Lee Cooper	—	(66,667)	—
Acquisition of interest in Complex Media	—	(25,120)	—
Acquisition of interest in Marcy Media Holdings	—	(32,000)	—
Acquisition of interest in Latin America	(42,000)	—	—
Acquisition of interest in MG Icon	—	—	(4,000)
Acquisition of interest in NGX	(6,000)	—	—
Acquisition of interest in Hydraulic	(6,000)	—	—
Acquisition of interest in iBrands	(2,500)	—	—
Acquisition of Umbro	—	—	(225,000)
Acquisition of interest in Modern Amusement	—	—	(5,000)
Purchase of securities	(5,998)	—	—
Proceeds from sale of securities	6,341	5,395	—
Additional investments in joint ventures	—	(744)	(6,870)
Earn-out payment on acquisitions	—	—	(3,771)
Proceeds from sale of trademarks	24,915	41,866	2,000
Additions to trademarks	(915)	(8,372)	(633)

Net cash used in investing activities	(33,662)	(163,351)	(244,869)
Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(193,434)	(436,419)	(125,341)
Proceeds from long-term debt	—	392,000	750,000
Proceeds from sale of warrants	—	57,707	—
Payment for purchase of convertible note hedge	—	(84,106)	—
Payment of long-term debt	(62,856)	(95,113)	(491,765)
Deferred financing costs	—	(3,838)	(20,941)
Distributions to non-controlling interests	(11,648)	(8,290)	(9,039)
Payment of note payable to Purim	—	(3,000)	—
Acquisition of interest in IPH Unltd	—	(45,000)	—
Excess tax benefit from share-based payment arrangements	10,706	1,193	1,495
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(16,024)	(3,707)	(1,195)
Proceeds from exercise of stock options and warrants	10,088	353	757
Proceeds from Securitization	—	270,188	—
Restricted cash	(9,163)	(42,496)	4,929

Net cash provided by (used in) financing activities	(272,331)	(528)	108,900
Effect of exchange rate changes on cash	(7,298)	844	—
Net increase (decrease) in cash and cash equivalents	(150,770)	40,117	70,955

Cash and cash equivalents, beginning of year	278,789	238,672	167,717

Cash and cash equivalents, end of year	$128,019	$278,789	$238,672

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Supplemental disclosure of cash flow information:
Cash paid during the year:
Income taxes	$3,508	$20,054	$14,847
Interest	$48,224	$40,410	$16,043
Non-cash investing activities:
Sale of trademarks for notes receivable	$51,246	$15,763	$4,000
Non-cash financing activities:
Shares repurchased on the open market included in payable	$3,156	$—	$—
Acquisitions:
Common stock issued	$—	$—	$2,221

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information as of and for the Years Ended December 31, 2014, 2013 and 2012

(dollars are in thousands (unless otherwise noted), except per share data)

The Company

General

Iconix Brand Group is a brand management company and owner of a diversified portfolio of 35 global consumer brands across women’s, men’s, entertainment and home. The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

The Company’s brand portfolio includes Candie’s ®, Bongo ®, Badgley Mischka ®, Joe Boxer ®, Rampage ®, Mudd ®, London Fog ®, Mossimo ®, Ocean Pacific/OP ®, Danskin /Danskin Now®, Rocawear ® /Roc Nation ®, Cannon ®, Royal Velvet ®, Fieldcrest ®, Charisma ®, Starter ®, Waverly ®, Ecko Unltd ® /Mark Ecko Cut & Sew®, Zoo York ®, Sharper Image ®, Umbro ® and Lee Cooper ®; and interest in Artful Dodger ®, Material Girl ®, Peanuts ®, Ed Hardy ®, Truth or Dare ®, Billionaire Boys Club ®, Ice Cream ®, Modern Amusement ®, Buffalo ®, Nick Graham ® and Hydraulic®.

The Company looks to monetize the intellectual property (herein referred to as “IP”) related to its brands throughout the world and in all relevant categories by licensing directly with leading retailers (herein referred to as “direct to retail”), through consortia of wholesale licensees, through joint ventures in specific territories and through other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels from the mass tier to the luxury market and, in the case of the Peanuts brand, through various media outlets, including television, movies, digital and mobile content. The licensees are responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with advertising and promotional campaigns designed to increase brand awareness. Additionally the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital and without inventory, production or distribution costs or risks and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows.

A key initiative in the Company’s global brand expansion plans has been the formation of international joint ventures. The strategy in forming international joint ventures is to partner with best-in-class, local partners to bring the Company’s brands to market more quickly and efficiently, generating greater short- and long-term value from its IP, than the Company believes is possible if it were to build-out wholly-owned operations ourselves across a multitude of regional or local offices. Since September 2008, the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel and Iconix Middle East.

The Company also plans to continue to build and maintain its brand portfolio by acquiring additional brands directly or through joint ventures. In assessing potential acquisitions or investments, the Company primarily evaluates the strength of the target brand as well as the expected viability and sustainability of future royalty streams. The Company believes that this focused approach allows it to effectively screen a wide pool of consumer brand candidates and other asset light businesses, strategically evaluate acquisition targets and complete due diligence for potential acquisitions efficiently.

The Company’s primary goal of maximizing the value of its IP also includes, in certain instances, the sale to third parties of a brand’s trademark in specific territories or categories. As such, the Company evaluates potential offers to acquire some or all of a brand’s IP by comparing whether the offer is more valuable than the Company’s estimate of the current and potential revenue streams to be earned via the Company’s traditional licensing model. Further, as part of the Company’s evaluation process it also considers whether or not the buyer’s future development of the brand may help to expand the brand’s overall recognition and global revenue potential.

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and, in accordance with U.S. GAAP and accounting for variable interest entities and majority owned subsidiaries, the Company consolidates eight joint ventures (Scion, Peanuts Holdings, Hardy Way, Icon Modern Amusement, Alberta ULC, Iconix Europe, Hydraulic IP Holdings and NGX, LLC; see Note 3 for explanation). All significant intercompany transactions and balances have been eliminated in consolidation. The Company uses either the equity method or the cost method of accounting, depending on a variety of factors as set forth in Accounting Standards Codification (“ASC”) 323 - Investments (“ASC 323”) and ASC 810 - Consolidation (“ASC 810”), to account for those investments and joint ventures which are not required to be consolidated under U.S. GAAP.

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

Since January 1, 2012 the Company has acquired the following brands:

Date Acquired	Brand
November 2012	Umbro
February 2013	Lee Cooper

Since January 1, 2012 the Company has acquired ownership interest in various brands through its investments in joint ventures. The chart below illustrates the Company’s ownership interest in these joint ventures as of December 31, 2014:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix’s Investment
December 2012	Modern Amusement	Icon Modern Amusement	51%
February 2013	Buffalo	Alberta ULC	51%
November 2014	Nick Graham	NGX	51%
December 2014	Hydraulic	Hydraulic IP Holdings	51%

Further, since January 1, 2012 the Company established the following joint ventures to develop and market the Company’s brands in specific international markets:

Date Created	Investment /Joint Venture	Iconix’s Investment
May 2012	Iconix India	50%
September 2013	Iconix Australia	50%
June 2013	Iconix Canada	50%
October 2013	Iconix Southeast Asia	50%
December 2013	Iconix Israel	50%
December 2014	Iconix Middle East	50%

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

Restricted Cash

Restricted cash consists of actual cash deposits held in accounts primarily for debt service, as well as cash equivalents, defined as short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase, the restrictions on all of which lapse every three months or less.

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

One customer accounted for 11% of the Company’s total revenue for the year ended December 31, 2014 (“FY 2014”), 13% of the Company’s total revenue for the year ended December 31, 2013 (“FY 2013”), and 17% of the Company’s total revenue for the year ended December 31, 2012 (“FY 2012”).

Accounts Receivable

Accounts receivable are reported at amounts the Company expects to be collected, net of provision for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s payment history and account aging. As of December 31, 2014 and 2013, the Company’s provision for doubtful accounts was $10.2 million and $12.1 million, respectively.

One customer, accounted for approximately 15% of the Company’s accounts receivable, (which includes long-term accounts receivables included in other assets on the Company’s consolidated balance sheets) as of December 31, 2014. For the year ended December 31, 2013 no licensee accounted for over 10% of the Company’s accounts receivable.

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

The Company’s foreign currency forward contracts are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item. On the date the qualifying derivative contract is entered into, the Company designates the derivative as a cash flow hedge. Changes in derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the associated hedged transactions impact the income statement, at which time the deferred gains and losses are reclassified to either interest expense or interest and other income. Any ineffective portion of a hedging derivative’s changes in fair value will be immediately recognized in either interest expense or interest and other income. The fair values of the derivatives, which are based on quoted market prices, are reported as other assets or other liabilities, as appropriate. The Company had no derivative instruments in FY 2014 or FY 2013.

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

Other Assets- Current

	December 31, 2014	December 31 2013
Other assets- current consisted of the following:
Short-term receivable- Beagle note receivable	$2,085	$2,188
Notes receivables from joint venture partners	24,219	10,413
Prepaid advertising	8,439	5,312
Prepaid expenses	724	294
Prepaid taxes	26,448	10,182
Prepaid insurance	439	589
Due from related parties	3,331	6,106
Other current assets	2,902	3,340

Total	$68,587	$38,424

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

Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; and (iv) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. During the years FY 2014, FY 2013 and FY 2012, there were no write-downs from impairments.

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

The changes in the carrying amount of goodwill for FY 2014 and FY 2013 are as follows:

	FY 2014	FY 2013
Beginning balance	$230,976	$225,687
Acquisitions	1,130	5,117
Foreign Currency Adjustment	(368)	172

Ending balance	$231,738	$230,976

In February 2014, the Company completed the acquisition of the remaining 50% interest in the Iconix Latin America joint venture and related assets. In allocating the purchase price of this acquisition, $1.1 million was allocated to goodwill.

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

The Company operates as a single integrated business, and as such has one operating segment with multiple components which have been aggregated for reporting unit purposes in evaluating goodwill for impairment. The fair value of the reporting unit is determined using discounted cash flow analysis and estimates of sales proceeds with consideration of market participant data. As part of this analysis, the Company considers its market capitalization in comparison to its book value. The annual evaluation of goodwill is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

Other Liabilities - Current

As of December 31, 2014 and December 31, 2013, other current liabilities include amounts due to related parties of $8.7 million and $4.0 million, respectively, and amounts due to Purim LLC related to the MG Icon acquisition of $4.0 million and $7.0 million, respectively.

Revenue Recognition

The Company enters into various trade name license agreements that provide revenues based on minimum royalties and advertising/marketing fees and additional revenues based on a percentage of defined sales. Minimum royalty and advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales. Payments received as consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheets as deferred license revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Revenue is not recognized unless collectability is reasonably assured. If licensing arrangements are terminated prior to the original licensing period, we will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable.

In addition, from time to time, we sell a brand’s territories and/or categories through joint venture transactions which is a central and ongoing part of our business. Since our goal is to maximize the value of the IP, we evaluate sale opportunities by comparing whether the offer is more valuable than the current and potential revenue stream in the Company’s traditional licensing model. Further, as part of the Company’s evaluation process, it will also look at whether or not the buyer’s future development of the brand could help expand the brands global recognition and revenue. The Company considers, among others, the following guidance in determining the appropriate accounting for gains recognized from the initial sale of our brands/trademarks to our joint ventures: ASC 323, Investments- Equity Method and Joint Venture, ASC 605, Revenue Recognition, ASC 810, Consolidations, ASC 845, Nonmonetary Transactions - Exchanges Involving Monetary Consideration and Staff Accounting Bulletin No. 104.

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

Advertising Campaign Costs

All costs associated with production for the Company’s national advertising campaigns are expensed during the periods when the activities take place. All other advertising costs such as print and online media are expensed when the advertisement occurs. Advertising expenses for FY 2014, FY 2013 and FY 2012 amounted to $36.0 million, $25.8 million, and $21.4 million, respectively.

Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income is primarily comprised of net income, foreign currency translation and cash flow hedge.

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

Presentation of Prior Year Data

Certain reclassifications have been made to conform prior year data to the current presentation.

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

	Estimated Lives in Years	December 31, 2014		December 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Indefinite life trademarks and copyrights	Indefinite	$2,012,333	$—	$1,939,534	$—
Definite life trademarks	10-15	19,629	10,985	19,622	9,531
Non-compete agreements	2-15	940	450	940	215
Licensing contracts	1-9	24,323	21,249	23,979	18,685

		$2,057,225	32,684	$1,984,075	$28,431

Trademarks and other intangibles, net			$2,024,541		$1,955,644

In December 2014, the Company acquired a 51% controlling interest in Hydraulic IP Holdings, LLC. As a result of this transaction, Hydraulic IP Holdings, LLC is consolidated with the Company, which increased the Company’s indefinite-lived trademarks by $11.8 million. See Note 3 for further details on this transaction.

In December 2014, the Company contributed certain trademarks in the Middle East to its Iconix Middle East joint venture, thereby decreasing indefinite-lived trademarks by approximately $16.5 million.

In December 2014, the Company acquired a 51% controlling interest in NGX, LLC. As a result of this transaction, NGX, LLC is consolidated with the Company, which increased the Company’s indefinite-lived trademarks by $11.8 million. See Note 3 for further details on this transaction.

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

In February 2014, the Company acquired the 50% interest in Iconix Latin America held by its joint venture partner, thereby increasing its ownership in Iconix Latin America to 100%. As a result of this transaction, Iconix Latin America is now consolidated with the Company, which increased the Company’s indefinite life trademarks by $82.4 million. In January 2014, the Company acquired a 1% interest in Iconix Europe, thereby increasing its ownership in Iconix Europe to 51%, in addition the Iconix Europe agreement was amended to provide for additional rights to the Company. As a result of this transaction, Iconix Europe is now consolidated with the Company, which increased the Company’s indefinite life trademarks by $27.0 million. See Note 3 for further explanation of these transactions.

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

Amortization expense for intangible assets for FY 2014, FY 2013 and FY 2012 was $4.5 million, $7.4 million and $5.5 million, respectively. The Company projects amortization expenses to be $2.5 million, $1.9 million, $1.7 million, $1.3 million and $1.1 million for FY 2015, FY 2016, FY 2017, FY 2018 and FY 2019, respectively.

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy, Sharper Image, Umbro, Modern Amusement, Buffalo and Lee Cooper have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s consolidated income statements. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter. Consistent with ASC Topic 350, there was no impairment of the indefinite-lived trademarks during FY 2014, FY 2013 and FY 2012. Further, as it relates to the Company’s definite-lived trademarks, and consistent with ASC Topic 360, there was no impairment of the definite-lived trademarks during FY 2014, FY 2013 and FY 2012.

3. Consolidated Entities

The following entities and joint ventures are consolidated with the Company:

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

As a result of the 2014 Buy-out and in accordance with ASC Topic 805, the Company recorded a non-cash pre-tax re-measurement gain of approximately $37.9 million, representing the increase in fair value of its original 50% investment in Iconix Latin America. This re-measurement gain is included in interest and other income on the Company’s consolidated income statement in FY 2014. Further, as a result of the 2014 Buy-out, the balance owed to the Company from New Brands was settled. As a result of the 2014 Buy-out, Iconix Latin America is subject to consolidation and is included in the Company’s consolidated financial statements at December 31, 2014.

The estimated fair value of the assets acquired, less liabilities assumed, is allocated as follows:

Fair value of 50% interest in Iconix Latin America	$42,698
Value of initial equity investment prior to 2014 Buy-out	4,805
Gain on re-measurement of initial equity investment	37,893

$85,396

Trademarks	82,400
License agreements	700
Cash	1,842
Working capital deficit	(676)
Goodwill	1,130

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

As of December 31, 2014, the impact of consolidating Iconix Latin America on the Company’s consolidated balance sheet has increased current assets by $5.7 million, non-current assets by $84.1 million, current liabilities by $0.5 million and total liabilities by $0.5 million. For FY 2014, the impact of consolidating Iconix Latin America on the Company’s consolidated income statement has increased licensing revenue by $8.3 million and operating income by $6.8 million.

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

In January 2014, the Company consented to the purchase of BIV’s 50% ownership interest in Iconix Europe by LF Asia Limited (“LF Asia”), an affiliate of Li & Fung Limited. In exchange for this consent, the Company received $1.5 million from LF Asia. As a result of this transaction, the Company recorded a gain of $1.5 million, which is included in licensing revenue in the Company’s consolidated income statement for FY 2014. In addition, the Company acquired an additional 1% equity interest in Iconix Europe from LF Asia, and amended the operating agreement (herein referred to as the “IE Operating Agreement”) thereby increasing its ownership in Iconix Europe to a controlling 51% interest and reducing its preferred profit distribution from Iconix Europe to $3.0 million after which all profits and losses are recognized 51/49 in accordance with each principal’s membership interest percentage.

The estimated fair value of the assets acquired, less liabilities assumed, is allocated as follows:

Fair value of 50% interest in Iconix Europe	$13,800
Value of initial equity investment prior to this transaction	13,800
Gain on re-measurement of initial equity investment	—

$27,600

Trademarks	27,000
Cash	677
Working capital deficit, excluding cash	(77)

$27,600

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. As a result of this transaction, the Company owns a 51% membership interest in Iconix Europe compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide the minority shareholder with substantive participating rights in Iconix Europe. As such, Iconix Europe is subject to consolidation with the Company, which is reflected in the consolidated financial statements as of December 31, 2014.

Pursuant to the IE Operating Agreement, for a period following the fifth anniversary of the closing of this transaction (i.e. January 2014) and again following the eighth anniversary of the closing of this transaction, the Company has a call option to purchase, and LF Asia has a put option to initiate the Company’s purchase of LF Asia’s 49% equity interests in Iconix Europe for a calculated amount as defined in the IE Operating Agreement. As a result of the January 2014 transaction, the Company records this redeemable non-controlling interest as mezzanine equity on the Company’s consolidated balance sheet. The Company is accreting the difference between the fair value of the put option and the non-controlling interest at inception over the five year term of the first put option to additional paid-in-capital on the Company’s balance sheet.

As of December 31, 2014, the impact of consolidating Iconix Europe on the Company’s consolidated balance sheet has increased current assets by $2.1 million, non-current assets by $27.0 million, current liabilities by $0.7 million and total liabilities by $0.7 million. For FY 2014, the impact of consolidating Iconix Europe on the Company’s consolidated income statement has increased licensing revenue by $3.2 million and operating income by $1.0 million.

Umbro

On November 30, 2012, the Company completed its acquisition from NIKE, Inc., an Oregon corporation (“Parent”) through its direct and indirect wholly-owned subsidiaries, Umbro International Limited, a company incorporated in England (“Seller”) and Nike Global Services Pte. Ltd. a company incorporated in Singapore (the “International Subsidiary”), of all of Parent’s, Seller’s and International Subsidiary’s IP rights and licenses and certain other related assets relating principally or exclusively to the Umbro brand name pursuant to an asset purchase agreement entered into on October 24, 2012 among the Company, Umbro IP Holdings LLC (“US Buyer”), Iconix Luxembourg Holdings SÀRL, a Société à responsabilité limitée registered in The Grand Duchy of Luxembourg (“Global Buyer”), Seller, International Subsidiary and Parent.

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

$225,000

In December 2013, the Company sold its Umbro trademarks in South Korea to a licensee for $10.0 million. As a result of this transaction, the Company recorded a gain of $10.0 million, which is included in other revenue on the consolidated income statement in FY 2013 (see Note 4).

Lee Cooper

In February 2013, the Company, through its wholly-owned subsidiary Iconix Luxembourg Holdings SÀRL, acquired the Lee Cooper brand for approximately $72.7 million, funded entirely from cash on hand. Founded in 1908, Lee Cooper is an iconic British denim brand that has expanded into multiple lifestyle categories including men’s and women’s casual wear, footwear and accessories.

The cash paid to the Sellers and the estimated fair value of the assets acquired is allocated as follows:

Cash paid to sellers by the Company	$72,735

Trademarks	$69,250
License agreements	850
Goodwill	1,058
Working capital	1,577
$72,735

Hydraulic IP Holdings, LLC

In December 2014, the Company formed a joint venture with Top On International Group, LLC (“Top On”). The name of the joint venture is Hydraulic IP Holdings, LLC (“Hydraulic”), a Delaware limited liability company. The Company paid $6.0 million, which was funded entirely from cash on hand, in exchange for a 51% controlling ownership of Hydraulic. Top On owns the remaining 49% interest in Hydraulic. Hydraulic owns the IP rights, licenses and other assets relating principally to the Hydraulic brand (the “Hydraulic brand”). Concurrently, Hydraulic and iBrands International, LLC (“iBrands”) entered into a license agreement pursuant to which Hydraulic licensed the Hydraulic brand to iBrands as licensee in certain categories and geographies. Additionally, the Company and Top On entered into a limited liability company agreement with respect to their ownership of Hydraulic.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 51% membership interest in Hydraulic compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide them with substantive participating rights in Hydraulic. As such, Hydraulic is subject to consolidation with the Company, which is reflected in the consolidated financial statements.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Hydraulic as equity in consolidated financial statements and separate from the parent’s equity.

As of December 31, 2014, the impact of consolidating Hydraulic on the Company’s consolidated balance sheet has increased current assets by $0.2 million and non-current assets by $11.8 million. For FY 2014, the impact of consolidating Hydraulic on the Company’s consolidated income statement has increased licensing revenue by $0.2 million and operating income by $0.2 million.

NGX, LLC

In October 2014, the Company formed a joint venture with NGO, LLC (“NGO”). The name of the joint venture is NGX, LLC (“NGX”), a Delaware limited liability company. The Company paid $6.0 million, which was funded entirely from cash on hand; in exchange for a 51% controlling ownership of NGX. NGO owns the remaining 49% interest in NGX. NGX owns the IP rights, licenses and other assets relating principally to the Nick Graham brand (“Nick Graham”). Concurrently, NGX and NGL, LLC (“NGL”) entered into a license agreement pursuant to which NGX licensed the Nick Graham brand to NGL as licensee in certain categories and geographies. Additionally, the Company and NGO entered into a limited liability company operating agreement with respect to their ownership of NGX.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 51% membership interest in NGX compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide them with substantive participating rights in NGX. As such, NGX is subject to consolidation with the Company, which is reflected in the consolidated financial statements.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of NGX as equity in consolidated financial statements and separate from the parent’s equity.

As of December 31, 2014, the impact of consolidating NGX on the Company’s consolidated balance sheet has increased current assets by $0.2 million and non-current assets by $11.8 million. For FY 2014, the impact of consolidating NGX on the Company’s consolidated income statement has increased licensing revenue by $0.9 million and operating income by $0.9 million.

Buffalo Brand Joint Venture

In February 2013, Iconix CA Holdings, LLC (“ICA Holdings”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, formed a joint venture with Buffalo International ULC (“BII”). The name of the joint venture is 1724982 Alberta ULC (“Alberta ULC”), an Alberta, Canada unlimited liability company. The Company, through ICA Holdings, paid $76.5 million, which was funded entirely from cash on hand, in exchange for a 51% controlling ownership of Alberta ULC which consists of a combination of equity and a promissory note. BII owns the remaining 49% interest in Alberta ULC. Alberta ULC owns the IP rights, licenses and other assets relating principally to the Buffalo David Bitton brand (the “Buffalo brand”). Concurrently, Alberta ULC and BII entered into a license agreement pursuant to which Alberta ULC licensed the Buffalo brand to BII as licensee in certain categories and geographies. Additionally, ICA Holdings and BII entered into a shareholder agreement with respect to their ownership of Alberta ULC.

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

In connection with the Peanuts Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide. The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on June 3, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date. Principal may be prepaid at any time. The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle. As of December 31, 2014, the current portion of approximately $2.1 million is included in other assets- current in the Company’s consolidated balance sheet.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s consolidated financial statements as of the acquisition date.

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

On May 30, 2013, the Company paid to the holders of the Ecko Note (see Note 6) approximately $52.7 million, representing total outstanding principal and accrued interest to date. This Ecko Note was issued by IPH Unltd in connection with the Company’s original acquisition of a 51% interest in the Ecko and Zoo York brands and related assets in October 2009.

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees, Roc Apparel Group LLC (“RAG”) for $1. The Company has determined that this entity is a variable interest entity as defined by ASC Topic 810. However, the Company is not the primary beneficiary of this entity. The investment in this entity is accounted for under the cost method of accounting. As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of RAG’s financing agreements. In June 2010, approximately $3.3 million of the collateral was released to Scion and distributed to the Scion members equally; as of December 31, 2011 the remaining $0.8 million was included in short-term restricted cash on the Company’s consolidated balance sheet. In January 2012, the Company and its Scion partner each contributed $1.1 million, totaling $2.2 million, to Scion, which was deposited as additional cash collateral under the new terms of RAG’s financing agreements. In January 2013, the Company contributed an additional $2.6 million to the cash collateral pool under RAG’s financing agreements. The aggregate $5.6 million of cash collateral, which is owned by Scion, is included as short-term restricted cash in the Company’s consolidated balance sheet as of December 31, 2013. Subsequent to FY 2013, in January 2014 the Company contributed an additional $3.0 million to the cash collateral pool under RAG’s financing agreements. In July 2014, the lender under this financing arrangement made a cash collateral call, reducing the Company’s restricted cash by $8.5 million. In FY 2014, the Company recorded a $2.7 million charge to reduce the receivable to $5.8 million, and the Company expects to recover this amount through assets secured by this financing arrangement as well as through contractual obligations under an agreement between the licensee and the Company.

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

As of December 31, 2014 and December 31, 2013, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $8.5 million and $9.5 million, respectively, which is primarily comprised of the Artful Dodger trademark.

Joint Ventures/Equity Method Investees

The following joint ventures are recorded using the equity method of accounting:

Iconix Middle East Joint Venture

In December 2014, the Company and certain of its subsidiaries contributed substantially all rights to their wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal to Iconix MENA LLC (“Iconix Middle East”), a then newly formed subsidiary of the Company through agreement with Iconix Middle East. Shortly thereafter, Global Brands Group Asia Limited (“GBG”), formerly Li & Fung, purchased a 50%

interest in Iconix Middle East for approximately $18.8 million. GBG paid $6.3 million upon the closing of the transaction and committed to pay an additional $12.5 million over the 24-month period following closing. As a result of this transaction, the Company recorded a gain of $10.3 million for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture, which was included in other revenue in FY 2014 (see Note 4). As of December 31, 2014, of the $12.5 million remaining due to the Company from GBG, approximately $6.3 million is included in other assets - current and $6.2 million is included in other assets on the consolidated balance sheet.

Pursuant to the joint venture agreement, each of GBG and the Company holds specified put and call rights, respectively, relating to GBG’s ownership interest in the joint venture.

At any time during the six month period commencing December 19, 2016, the Company has the right to call up to 5% of the total equity in Iconix Middle East from GBG for an amount in cash equal to $1.8 million.

At any time during the six month period commencing December 19, 2019, and again at any time during the six month period commencing December 19, 2022, GBG may deliver a put notice to the Company, and the Company may deliver a call notice to GBG, in each case, for the Company’s purchase of all equity in the joint venture held by GBG. In the event of the exercise of such put or call rights, the purchase price for GBG’s equity in Iconix Middle East is an amount as defined in the agreement.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and GBG, that Iconix Middle East is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

LC Partners U.S.

In March 2014, the Company, through its wholly-owned subsidiary domiciled in Luxembourg, contributed its rights to the Lee Cooper trademarks in the U.S. through a royalty-free perpetual master license agreement to LC Partners U.S. LLC (“LCP”), a then newly formed wholly-owned Delaware limited liability company. Subsequent to this contribution, the Company sold 50% of the equity interests in LCP to Rise Partners LLC (“Rise Partners”) for $4.0 million, of which $0.8 million was received during FY 2014, with the remaining $3.2 million to be paid in four equal annual installments on the first through the fourth anniversaries of the closing date. As of December 31, 2014, $0.8 million of the $3.2 million is included in other assets - current, with the remaining $2.4 million included in other assets in the consolidated balance sheet. As a result of this transaction the Company recorded a $4.0 million gain for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture, which is included in other revenue in the consolidated income statement in the FY 2014 (see Note 4).

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Rise Partners, that LCP is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Southeast Asia Joint Venture

In October 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Indonesia, Thailand, Malaysia, Philippines, Singapore, Vietnam, Cambodia, Laos, Brunei, Myanmar and East Timor (together, the “Southeast Asia Territory”) to Lion Network Limited (“Iconix SE Asia”), a then newly formed subsidiary of the Company through an agreement with Iconix SE Asia. Shortly thereafter, LF Asia (“LF Asia”) purchased a 50% interest in Iconix SE Asia for $12.0 million. LF Asia paid $7.5 million upon the closing of the transaction and committed to pay an additional $4.5 million over the 24-month period following closing. The Company could have earned an additional $2.0 million based on certain criteria relating to the achievement of Iconix SE Asia revenue targets through the year ending December 31, 2014. However Iconix SE Asia did not meet this criteria and therefore the Company did not receive the additional $2.0 million As a result of this transaction, the Company recorded a gain of $4.7 million for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture, which was included in other revenue in FY 2013 (see Note 4).

In June 2014, the Company contributed substantially all rights to its wholly-owned and controlled brands in the Republic of Korea, and its Ecko, Zoo York, Ed Hardy and Sharper Image Brands in the European Union, and Turkey, in each case, to Iconix SE Asia. In return, LF Asia agreed to pay the Company $15.9 million, of which $4.0 million was paid at closing. As a result of this transaction the Company recorded a $13.6 million gain for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture, which is included in other revenue in the consolidated income statement for FY 2014 (see Note 4).

In September 2014, the Company’s subsidiaries contributed substantially all rights to their Lee Cooper and Umbro brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (together, the “Greater China Territory”), to Iconix SE Asia. In return, LF Asia agreed to pay the Company $21.5 million, of which $4.3 million was paid at closing. As a result of this transaction the Company recorded an $18.7 million gain for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture, which is included in other revenue in the consolidated income statement for FY 2014 (see Note 4).

As of December 31, 2014, of the $28.9 million remaining due to the Company from LF Asia, $11.5 million is included in other assets - current and $17.4 million is included in other assets on the consolidated balance sheet.

Pursuant to the joint venture agreement entered into in connection with the formation of Iconix SE Asia, as amended, each of LF Asia and the Company holds specified put and call rights, respectively, relating to LF Asia’s ownership interest in the joint venture.

At any time during the six month period commencing October 1, 2015, the Company has the right to call up to 5% of the total equity in Iconix SE Asia from LF Asia for a calculated amount as defined in the joint venture agreement.

At any time during the six month period commencing October 1, 2018, and again at any time during the six month period commencing October 1, 2021, LF Asia may deliver a put notice to the Company, and the Company may deliver a call notice to LF Asia, in each case, for the Company’s purchase of LF Asia’s interest in the South East Rights, the Europe/Turkey Rights and/or the Korea Rights. In the event of the exercise of such put or call rights, the purchase price for LF Asia’s equity in Iconix SE Asia is a calculated amount as defined in the joint venture agreement.

The five year and eight year put/call options were amended to include that at any time during the six month period commencing September 17, 2019, and again at any time during the six month period commencing September 17, 2022, GBG may deliver a put notice to the Company, and the Company may deliver a call notice to GBG, in each case, for the Company’s purchase of the Greater China Territory Rights. In the event of the exercise of such Greater China Territory put or call rights, the purchase price for such rights is an amount as defined in the agreement.

In addition, in connection with the June 2014 and September 2014 transactions, the Company guaranteed minimum distributions, in the aggregate of $7.6 million, relating to royalty revenue on specified brands through the 2017 calendar year. This guarantee is not deemed to be support of the joint venture, which does not require capital or support from the joint venture partners. There was no fair value assigned to the guarantee as it was determined that it was unlikely that a distribution would need to be funded. Certain distributions paid by the Company under this guarantee may be distributed back to the Company pursuant to the exercise of the put and call options described above.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and LF Asia, that Iconix SE Asia is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Israel Joint Venture

In November 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) to Iconix Israel LLC (“Iconix Israel”), a then newly formed subsidiary of the Company through an agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As a result of this transaction, the Company recorded a gain of $2.3 million for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture, which was included in other revenue in FY 2013 (see Note 4). As of December 31, 2014, of the $1.6 million remaining due to the Company from MGS, approximately $0.8 million is included in other assets - current and $0.8 million is included in other assets on the consolidated balance sheet.

Pursuant to the Iconix Israel amended and restated operating agreement, for a period following the second anniversary of the closing of this transaction (i.e. November 2013), the Company has a call option to purchase from MGS 5% of the equity interests held by MGS in Iconix Israel, for a calculated amount as defined in the operating agreement.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and MGS, that Iconix Israel is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Australia Joint Venture

In September 2013, the Company formed Iconix Australia, LLC (“Iconix Australia”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Australia and New Zealand (the “Australia territory”) through an agreement with Iconix Australia. Shortly thereafter Pac Brands USA, Inc. (“Pac Brands”) purchased a 50% interest in Iconix Australia for $7.2 million in cash, all of which was received upon closing of this transaction in September 2013. As a result of this transaction, the Company recorded a gain of $5.1 million for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture, which is included in other revenue in the FY 2013 (see Note 4).

Pursuant to the operating agreement entered into in connection with the formation of Iconix Australia, as amended, each of Pac Brands and the Company holds specified put and call rights, respectively, relating to Pac Brands’s ownership interest in the joint venture.

At any time during the six month period commencing September 17, 2015, the Company has the right to call up to 5% of Pac Brands’s total equity in Iconix Australia for an amount as defined in the operating agreement.

At any time following September 17, 2017, Pac Brands may deliver a put notice to the Company, and the Company may deliver a call notice to Pac Brands, in each case, for the Company’s purchase of all Units in the joint venture held by Pac Brands. Upon the exercise of such put/call, the purchase price for Pac Brand Units in the joint venture will be an amount as defined in the operating agreement.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Pac Brands, that Iconix Australia is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Canada Joint Venture

In June 2013, the Company contributed substantially all economic rights to its brands in Canada to Iconix Canada L.P. and ICO Brands L.P. (together with general partner 8560854 Canada, Inc., “Iconix Canada”, each then a newly formed joint ventures with BII and its subsidiaries. In consideration for its aggregate 50% interest in Iconix Canada, BII agreed to pay $17.8 million in cash to the Company, of which approximately $8.9 million was paid upon closing of this transaction in June 2013, the remaining $8.9 million of which is a note payable to the Company to be paid over five years from the date of closing, with final payment in June 2018. Of the $8.9 million note receivable, approximately $3.0 million is included in other assets - current, the remaining $5.9 million of which is included in other assets on the consolidated balance sheet at December 31, 2014. As a result of this transaction, the Company recognized a gain of approximately $9.8 million for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture, which is included in other revenue on the consolidated income statement for FY 2013 (see Note 4).

Pursuant to the limited partnership agreements between the Company and BII and its subsidiaries, between the second and third anniversaries of June 2013, the Company has a call option to purchase from BII and its subsidiaries 5% of the equity interests held by BII and its subsidiaries in Iconix Canada, for amounts as calculated in the limited partnership agreements.

In addition, the Company had a guaranteed distribution with respect of Umbro IP. If the total payments in respect of the Umbro marks for the four-year period following June 28, 2013 are less than $2,748,000, the Company has an obligation to pay BIU an amount equal to the shortfall. Furthermore, the Company had an obligation to pay liquidated damages in an amount of $4,857,509 if the Company was unable to release a pre-existing pledge of trademarks due to an existing securitization by the Company on the trademarks. This guarantee is not deemed to be support of the joint venture, which does not require capital or support from the joint venture partners. There was no fair value assigned, due to the unlikely need to be funded

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BII, that Iconix Canada is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix India Joint Venture

In May 2012, the Company contributed substantially all rights to its wholly-owned and controlled brands in India to Imaginative Brand Developers Private Limited, now known as Iconix Lifestyle India Private Limited (“Iconix India”), a then newly formed subsidiary of the Company. Shortly thereafter, Reliance Brands Limited (“Reliance”), an affiliate of the Reliance Group, purchased a 50% interest in Iconix India for $6.0 million. Reliance paid $2.0 million upon the closing of the transaction and committed to pay an additional $4.0 million over the 48-month period following closing. As a result of this transaction, the Company recorded a gain of $5.6 million for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture, which was included in other revenue in FY 2012 (see Note 4). As of December 31, 2014, of the $3.0 million remaining due to the Company from Reliance, $1.0 million is included in other assets - current and $2.0 million is included in other assets on the consolidated balance sheet. Additionally, pursuant to the terms of the transaction, the Company and Reliance each agreed to contribute 100 million rupees (approximately $2.0 million) to Iconix India, only upon the future mutual agreement of the parties, of which 25 million rupees (approximately $0.5 million) was contributed at closing.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Reliance, that Iconix India is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim is entitled to an additional $3.0 million. Through December 31, 2014, $19.0 million was paid to Purim with the remaining $4.0 million owed to Purim included in other liabilities-current on the Company’s consolidated balance sheet.

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

Cost Method Investments

The following investments are carried at cost:

Marcy Media Holdings, LLC

In July 2013, the Company purchased a minority interest in Marcy Media Holdings, LLC (“MM Holdings”), resulting in the Company’s indirect ownership of 5% interest in Roc Nation, LLC for $32 million. At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company that Marcy Media is not a VIE and not subject to consolidation. As the Company does not have significant influence over Marcy Media, its investment has been recorded under the cost method of accounting.

Complex Media Inc.

In September 2013, the Company purchased convertible preferred shares, on an as-converted basis as of December 31, 2014, equaling an approximate 14.4% minority interest in Complex Media Inc. (“Complex Media”), a multi-media lifestyle company which, among other things, owns Complex magazine and its online counterpart, Complex.com, for $25 million. At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company that Complex Media is not a VIE and not subject to consolidation. As the Company does not have significant influence over Complex Media, its investment has been recorded under the cost method of accounting.

Unaudited Pro Forma Information

Unaudited pro forma information for the business combinations completed in FY 2014 is not presented because the effects of such transactions, each by themselves or in the aggregate, are considered immaterial to the Company.

Acquisition Expenses

During FY 2014, FY 2013 and FY 2012, pretax charges aggregating approximately $0.7 million, $4.0 million and $0.5 million, respectively, were recorded for legal expenses and other transaction costs related to the acquisitions described above, as well as unconsummated transactions under consideration during each year.

These charges, which were expensed in accordance with the accounting guidance for business combinations, are included in selling, general and administrative expenses in the Company’s consolidated income statements.

4. Other Revenue

The following table details transactions comprising other revenue in the consolidated income statements:

	December 31,	December 31,	December 31,
	2014	2013	2012
LC Partners US	$3,971	$	$
Sharper Image - Ecommerce/Domain Name(1)	7,787
Iconix SE Asia - June 2014	13,614
Iconix SE Asia - September 2014	18,652
Iconix Middle East	10,279
Iconix Canada		9,769
Iconix Australia		5,140
Other		2,671
Iconix Israel		2,350
Iconix SE Asia - October 2013		4,649
Umbro - Korea(2)		10,000
Iconix India			5,631
OP Japan(3)			6,502

Total other revenue	$54,303	$34,579	$12,133

(1)	FY 2014 includes a net gain of $7.8 million on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark

(2)	FY 2013 includes a gain of $10.0 million on the sale of the Umbro trademark for the Korea territory

(3)	FY 2012 includes a net gain of approximately $6.5 million related to the OP Japan transaction in the fourth quarter.

5. Fair Value Measurements

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

Hedge Instruments

On March 26, 2011, the Company purchased hedge instruments from JP Morgan Chase Bank N.A. (“JPMC”) to mitigate the income statement risk and cash flow risk of revenue and receivables from licenses denominated in Japanese Yen. These hedge instruments are foreign exchange forward contracts that set the foreign exchange rate from Japanese Yen to U.S. Dollars for the Company’s forecasted Japanese Yen denominated revenue (“Income Statement Hedge”) and receivable (“Balance Sheet Hedge”). Based on management’s assessment, the Income Statement Hedge qualifies for hedge accounting under ASC Topic 815. On a quarterly basis, the value of the Income Statement Hedge was adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument was obtained by comparing the characteristics of the Income Statement Hedge with similarly traded instruments, and was therefore classified as Level 2 in the fair value hierarchy. As of March 31, 2012, the Income Statement Hedge and the Balance Sheet Hedge expired by their respective terms, and, as of December 31, 2014 the Company had no other hedge instruments other than the 2.50% Convertible Note Hedges and 1.50% Convertible Note Hedges (see Note 6).

Financial Instruments

As of December 31, 2014 and December 31, 2013, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivables and note payable from and to our joint venture partners approximate their carrying values. The fair value of our cost method investments is not readily determinable and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these cost method investments as of December 31, 2014 and December 31, 2013. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,394,077	$1,601,418	$1,427,319	$1,786,232

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC Topic 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC Topic 350. Further, in accordance with ASC Topic 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC Topic 360 as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during FY 2014 or FY 2013.

6. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	December 31,
	2014	2013
Senior Secured Notes	$774,030	$836,888
1.50% Convertible Notes	339,943	323,418
2.50% Convertible Notes	280,104	267,013

Total	$1,394,077	$1,427,319

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

As of December 31, 2014, no amounts under the Variable Funding Notes have been drawn. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It is anticipated that any outstanding principal of and interest on the Variable Funding Notes will be repaid in full on or prior to January 2018. Following the anticipated repayment date, additional interest will accrue on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

On June 21, 2013, the Co-Issuers issued $275.0 million aggregate principal amount of Series 2013-1 4.352% Senior Secured Notes, Class A-2 (the “2013 Senior Secured Notes” and, together with the 2012 Senior Secured Notes, the “Senior Secured Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended.

The Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all of Iconix’s United States and Canadian revenue-generating assets (the “Securitized Assets”), consisting principally of its IP and license agreements for the use of its IP, were transferred to and are currently held by the Co-Issuers. The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiaries that own the Badgley Mischka trademark, the Ecko Unltd trademark, the Mark Ecko trademark, the Umbro trademark and the Lee Cooper trademark, (y) the Iconix subsidiaries that own Iconix’s other brands outside of the United States and Canada or (z) the joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Artful Dodger trademark, the Modern Amusement trademark and the Buffalo trademark and a 50% interest in the Ice Cream trademark and the Billionaire Boys Club trademark.

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

Pursuant to the Indenture, the Notes are the joint and several obligations of the Co-Issuers only. The Notes are secured under the Indenture by a security interest in substantially all of the assets of the Co-Issuers (the “Collateral”), which includes, among other things, (i) IP assets, including the U.S. and Canadian registered and applied for trademarks for the following brands and other related IP assets: Candie’s, Bongo, Joe Boxer (excluding Canadian trademarks, none of which are owned by Iconix), Rampage, Mudd, London Fog (other than the trademark for outerwear products sold in the United States), Mossimo, Ocean Pacific and OP, Danskin and Danskin Now, Rocawear, Starter, Waverly, Fieldcrest, Royal Velvet, Cannon, Charisma, and Sharper Image (other than for a “Sharper Image” branded website or catalog in the United States and other specified jurisdictions); (ii) the rights (including the rights to receive payments) and obligations under all license agreements for use of those trademarks; (iii) the following equity interests in the following joint ventures: an 85% interest in Hardy Way LLC which owns the Ed Hardy brand, a 50% interest in MG Icon LLC which owns the Material Girl and Truth or Dare brands, a 100% interest in ZY Holdings LLC which owns the Zoo York brand, and an 80% interest in Peanuts Holdings LLC which owns the Peanuts brand and characters; and (iv) certain cash accounts established under the Indenture.

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

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the supplemental indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Company has been compliant with all covenants under the Notes during FY 2014 and FY 2013.

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

As of December 31, 2014, the total principal balance of the Notes is $774.0 million, of which $61.1 million is included in the current portion of long-term debt on consolidated balance sheet. As of December 31, 2014 and December 31, 2013, $58.7 million and $52.4 million, respectively is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For FY 2014, FY 2013 and FY 2012, cash interest expense relating to the Senior Secured Notes was approximately $34.2 million, $31.2 million and $-0- million, respectively.

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

Pursuant to guidance issued under ASC Topic 815, the 1.50% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 1.50% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.50% Convertible Notes and the 1.50% Convertible Notes Hedges and Sold Warrants defined and discussed below on earnings per share, see Note 8.

As of December 31, 2014 and December 31, 2013 the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $339.9 million and $323.4 million, respectively, and is reflected on the consolidated balance sheet as follows:

	December 31,
	2014	2013
Equity component carrying amount	$49,931	$49,931
Unamortized discount	60,057	76,582
Net debt carrying amount	$339,943	$323,418

For FY 2014 and FY 2013 the Company recorded non-cash interest expense of approximately $15.3 million and $11.5 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature. There was no such expense in FY 2012.

For FY 2014 and FY 2013 the Company recorded cash interest expense relating to the 1.50% Convertible Notes of approximately $6.0 million and $4.7 million, respectively. There was no such expense in FY 2012.

The 1.50% Convertible Notes do not provide for any financial covenants.

On March 18, 2013, the Company used a portion of the proceeds from the 1.50% Convertible Notes to repurchase 2,964,000 shares of its common stock in a private transaction with a third party for $69.0 million. See note 7 for further information on our stock repurchase program.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of December 31, 2014, the balance of deferred income tax assets related to this transaction was approximately $18.9 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through December 31, 2014, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Moreover, in connection with the warrant transactions with the 1.50% Counterparty, to the extent that the price of the Company’s common stock exceeds the strike price of the 1.50% Sold Warrants, the warrant transactions have had a dilutive effect on the Company’s earnings per share.

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

Pursuant to guidance issued under ASC Topic 815, the 2.50% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 2.50% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 2.50% Convertible Notes and the 2.50% Convertible Notes Hedges and Sold Warrants defined and discussed below on earnings per share, see Note 8.

As of December 31, 2014 and December 31, 2013, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $280.1 million and $267.0 million, respectively, and is reflected on the consolidated balance sheet as follows:

	December 31,
	2014	2013
Equity component carrying amount	$35,996	$35,996
Unamortized discount	19,896	32,987
Net debt carrying amount	$280,104	$267,013

For FY 2014, FY 2013 and FY 2012, the Company recorded non-cash interest expense of approximately $11.9 million $11.1 million and $10.3 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For FY 2014, FY 2013 and FY 2012, cash interest expense relating to the 2.50% Convertible Notes was approximately $7.5 million, $7.5 million and $7.5 million, respectively.

The 2.50% Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the

“2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of December 31, 2014, the balance of deferred income tax assets related to this transaction was approximately $5.9 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through December 31, 2014, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Debt Maturities

As of December 31, 2014, the Company’s debt maturities on a calendar year basis are as follows:

	Total	2015	2016	2017	2018	2019	Thereafter
Senior Secured Notes	$774,030	$61,123	$61,123	$61,123	$61,123	$61,123	$468,415
1.50% Convertible Notes(1)	339,943	—	—	—	339,943	—	—
2.50% Convertible Notes(2)	280,104	—	280,104	—	—	—	—

Total	$1,394,077	$61,123	$341,227	$61,123	$401,066	$61,123	$468,415

(1)	Reflects the net debt carrying amount of the 1.50% Convertible Notes in the consolidated balance sheet as of December 31, 2014, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 1.50% Convertible Notes is $400.0 million.

(2)	Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of December 31, 2014, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

7. Stockholders’ Equity

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

The following table illustrates the activity under the Repurchase Programs, in the aggregate, for FY2014, FY 2013, FY 2012 and FY 2011:

	# of shares repurchased as part of stock repurchase programs	cost of shares repurchased
FY 2014	4,994,578	$193,434
FY 2013	15,812,566	436,419
FY 2012	7,185,257	125,341

Total, FY 2012 through FY 2014	27,992,401	$755,194

As of December 31, 2014, $25.7 million and $500.0 million remained available for repurchase under the July 2013 Program and February 2014 Program, respectively.

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

Shares Reserved for Issuance

At December 31, 2014, 2,327,704 common shares were reserved for issuance under the Amended and Restated 2009 Plan. At December 31, 2014 there were no common shares available for issuance under any other Company plan.

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

There was no compensation expense related to stock option grants or warrant grants during FY 2014 or FY 2013 and FY 2012, respectively.

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for FY 2014, FY 2013 and FY 2012 are as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	1,711,008	$5.42
Granted	—
Canceled	—
Exercised	(266,858)	2.84
Expired/Forfeited	—

Outstanding at December 31, 2012	1,444,150	$5.90
Granted	—
Canceled	—
Exercised	(131,073)	2.70
Expired/Forfeited	—

Outstanding at December 31, 2013	1,313,077	$6.22
Granted	—
Canceled	—
Exercised	(1,162,000)	5.49
Expired/Forfeited	—

Outstanding at December 31, 2014	151,077	$11.87

Exercisable at December 31, 2014	151,077	$11.87

The weighted average contractual term (in years) of options outstanding and exercisable as of December 31, 2014, 2013 and 2012 were 1.43, 1.41, and 2.56 respectively.

No options vested during FY 2014, FY 2013 and FY 2012. There were no options granted during FY 2014, FY 2013 and FY 2012.

Cash received from option exercise under all share-based payment arrangements for FY2014, FY 2013 and FY 2012 was $10.1 million, $0.4 million and $0.8 million respectively. A tax benefit of approximately $10.7 million, $1.2 million and $1.5 million for FY 2014, FY 2013 and FY 2012, respectively, was for share-based payment arrangements.

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock as of December 31, 2014 and the exercise price of the underlying options. At December 31, 2014, 2013 and 2012, the aggregate intrinsic value of options exercised was $40.1 million, $4.8 million and $5.2 million, respectively. At December 31, 2014, 2013 and 2012 the aggregate intrinsic value of options outstanding and exercisable was $3.0 million, $44.0 million and $23.7 million, respectively. There were no unamortized options as of December 31, 2014.

Warrants

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2012	197,250	$19.39
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(7,250)	8.72

Outstanding at December 31, 2012	190,000	$19.80
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—

Outstanding at December 31, 2013	190,000	$19.80
Granted	—	—
Canceled	—	—
Exercised	(170,000)	21.35
Expired/Forfeited	—	—

Outstanding at December 31, 2014	20,000	$6.64

Exercisable at December 31, 2014	20,000	$6.64

All warrants issued in connection with acquisitions were recorded at fair market value using the Black Scholes model and are recorded as part of purchase accounting. Certain warrants are exercised using the cashless method.

The Company values other warrants issued to non-employees at the commitment date at the fair market value of the instruments issued, a measure which is more readily available than the fair market value of services rendered, using the Black Scholes model. The fair market value of the instruments issued is expensed over the vesting period.

The weighted average contractual term (in years) of warrants outstanding and exercisable as of December 31, 2014, 2013 and 2012 were 3.76, 3.66 and 4.66, respectively.

In FY 2014 170,000 warrants were exercised. No warrants were exercised during FY 2013 and FY 2012.

Restricted stock

Compensation cost for restricted stock is measured as the excess, if any, of the quoted market price of the Company’s stock at the date the common stock is issued over the amount the employee must pay to acquire the stock (which is generally zero). The compensation cost, net of projected forfeitures, is recognized over the period between the issue date and the date any restrictions lapse, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for each.

The following tables summarize information about unvested restricted stock transactions:

	FY 2014		FY 2013		FY 2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1	2,770,147	$20.53	2,612,000	$18.56	2,937,255	$18.61
Granted	256,480	40.63	1,247,879	25.29	232,203	17.82
Vested	(278,305)	20.04	(892,591)	21.61	(546,947)	18.49
Forfeited/Canceled	(48,590)	25.81	(197,141)	19.60	(10,511)	19.62

Non-vested, December 31	2,699,732	$22.40	2,770,147	$20.53	2,612,000	$18.56

The Company has awarded time-based restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a maximum period of 5 years. The cost of the time-based restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During FY 2014, FY 2013 and FY 2012, the Company awarded approximately 0.3 million, 1.2 million and 0.2 million restricted shares, respectively, with a fair market value of approximately $10.4 million, $31.6 million and $4.1 million, respectively.

The Company has awarded performance-based restricted shares of common stock to certain employees. The awards have restriction periods tied to certain performance measures. The cost of the performance-based restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed when the likelihood of those shares being earned is deemed probable.

Compensation expense related to restricted stock grants for FY 2014, FY 2013 and FY 2012 was approximately $18.5 million, $20.0 million and $11.5 million, respectively. An additional amount of $6.2 million is expected to be expensed evenly over a period of approximately three years. During FY 2014, FY 2013 and FY 2012, the Company withheld shares valued at $19.2 million, $3.7 million, and $1.2 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

8. Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of restricted stock-based awards and common shares issuable upon exercise of stock options and warrants. The difference between basic and diluted weighted-average common shares results from the assumption that all earned stock grants have been issued, dilutive stock options outstanding were exercised and all convertible notes have been converted into common stock.

As of December 31, 2014, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, approximately 0.1 million were anti-dilutive, compared to 0.1 million as of December 31, 2013.

As of December 31, 2014 and 2013, none of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers were anti-dilutive.

As of December 31, 2014, certain performance related restricted stock-based awards were deemed to have met their respective performance targets. As such these performance related restricted stock-based awards are considered earned but not issued, and therefore have been included in this calculation.

For FY 2014, warrants issued in connection with the Company’s 1.50% Convertible Notes financing were dilutive and therefore were included in this calculation. For FY 2014, warrants issued in connection with the Company’s 2.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation. For FY 2013, the 1.50% Convertible Notes and the 2.50% Convertible Notes that would be subject to conversion to common stock were dilutive and therefore were included in the calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	FY 2014	FY 2013	FY 2012
Basic	48,431	56,281	69,689
Effect of exercise of stock options	804	1,137	987
Effect of contingent common stock issuance	—	—	36
Effect of assumed vesting of performance related restricted stock-based awards	212	199	—
Effect of assumed vesting of restricted stock	1,354	1,432	1,245
Effect of convertible notes and warrants subject to conversion	6,565	1,685	—

Diluted	57,366	60,734	71,957

9. Contingencies

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

10. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company less than $0.1 million and $0.1 million at December 31, 2014 and December 31, 2013, respectively. The Candie’s Foundation intends to pay-off the entire borrowing from the Company during 2015, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of approximately $95, $90, and $155 for FY 2014, FY 2013 and FY 2012, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

11. Operating Leases

Future net minimum lease payments under non-cancelable operating lease agreements as of December 31, 2014 are approximately as follows:

Year ending December 31,
2015	$2,933
2016	2,750
2017	2,806
2018	2,628
2019	2,639
Thereafter	11,257

Totals	$25,013

The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

Rent expense was approximately $3.8 million, $3.8 million, and $2.6 million for FY 2014, FY 2013 and FY 2012, respectively. Contingent rent amounts have been immaterial for all periods.

12. Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. During FY 2014, FY 2013 and FY 2012, the Company made contributions to the Savings Plan of $142, $156 and $108. Stock-based awards are provided to certain employees under the terms of the Company’s Amended and Restated 2009 Plan. These plans are administered by the Compensation Committee of the Board of Directors.

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

13. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740. Under ASC Topic 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of ASC Topic 740, including current and historical results of operations, future income projections and the overall prospects of the Company’s business. Based upon management’s assessment of all available evidence, including the Company’s completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company’s business, management is of the opinion that the Company will be able to utilize the deferred tax assets in the foreseeable future, and as such do not anticipate requiring a further valuation allowance. At December 31, 2014, the Company has a tax effected valuation allowance of approximately $11.2 million to offset state and local tax net operating loss carry forwards (“NOL”) which the Company believes are unlikely to be utilized in the foreseeable future. The valuation allowance increased by approximately $0.4 million during FY 2013 for the State NOL’s and remained unchanged through FY 2014.

At December 31, 2014 the Company had utilized all available federal NOL’s. As of December 31, 2014, the Company has approximately $187 million in state NOL’s ($5.8 million tax effected), and approximately $136 million in local NOL’s ($ 5.4 million tax effected).

Pre-tax book income for FY 2014, FY 2013 and FY 2012 were as follows:

	FY 2014	FY 2013	FY 2012
Domestic	$152,790	$149,988	$178,451
Foreign	76,376	50,674	4,021

Total pre-tax income	$229,166	$200,662	$182,472

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated income statements consists of the following:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Current:
Federal	$1,511	$8,817	$31,109
State and local	1,500	1,524	575
Foreign	13,153	16,318	2,894

Total current	16,164	26,659	34,578
Deferred:
Federal	41,154	30,350	25,040
State and local	3,996	630	(655)
Foreign	423	436	—

Total deferred	45,573	31,416	24,385

Total provision	$61,737	$58,075	$58,963

The Company has not provided U.S. taxes on the undistributed earnings from its foreign subsidiaries as these earnings are considered indefinitely reinvested. As of December 31, 2014, the amount of indefinitely reinvested foreign earnings was $131 million. If these earnings were repatriated to the U.S. in the future, an additional tax provision would be required. Due to complexities in the U.S. law and certain assumptions that would be required, determination of the U.S. tax liability on the undistributed earnings is not practicable.

The significant components of net deferred tax assets of the Company consist of the following:

	December 31,
	2014	2013
State net operating loss carryforwards	$11,205	$11,205
Receivable reserves	5,046	4,282
Hedging transaction	25,183	34,957
Intangibles	2,535	3,350
Equity compensation	14,858	14,757
Foreign Tax Credit	5,262	—

Total deferred tax assets	64,089	68,551

Valuation allowance	(11,205)	(11,205)

Net deferred tax assets	52,884	57,346

Trademarks, goodwill and other intangibles	(257,677)	(213,720)
Depreciation	(1,055)	(1,404)
Difference in cost basis of acquired intangibles	(49,441)	(49,000)
Convertible notes	(28,003)	(37,251)
Investment in joint ventures	(28,841)	(10,740)
Other accruals	(427)	(1,676)

Total deferred tax liabilities	(365,444)	(313,791)

Total net deferred tax liabilities	$(312,560)	$(256,445)

Balance Sheet detail on total net deferred tax assets (liabilities):
Current portion of net deferred tax assets	$10,328	$4,160
Non-current portion of net deferred tax liabilities	$(322,888)	$(260,605)

The following is a rate reconciliation between the amount of income tax provision at the Federal rate of 35% and provision for (benefit from) taxes on operating profit (loss):

	Year ended December, 31
	2014	2013	2012
Income tax provision computed at the federal rate of 35%	$80,208	$70,232	$63,865
Increase (reduction) in income taxes resulting from:
State and local income taxes (benefit), net of federal income tax	3,090	991	(53)
Non-controlling interest	(6,040)	(5,940)	(4,535)
Non-deductible executive compensation	1,018	727	266
Foreign Earnings (rate differential)	(17,255)	(8,209)	(1,013)
Other, net	716	274	433

Total	$61,737	$58,075	$58,963

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

Effective January 1, 2007, the Company adopted guidance under ASC Topic 740-10 which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have a material impact on our financial statements. The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal income tax purposes, the 2012 through 2014 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2011 through 2014 tax years remain open for examination by the tax authorities under a four year statute of limitations.

At December 31, 2014, the total unrecognized tax benefit was approximately $1.2 million. However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	FY 2014	FY 2013	FY 2012
Uncertain tax positions at January 1	$1,180	$1,180	$1,180
Increases during the year	—	—	—
Decreases during the year	—	—	—

Uncertain tax positions at December 31	$1,180	$1,180	$1,180

The Company is continuing its practice of recognizing interest and penalties to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for FY 2014, FY 2013 and FY 2012. The Company does not believe there will be a material change in its unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

14. Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States, Japan and Other (which principally represents Canada and Europe). Revenues attributed to each region are based on the location in which licensees are located.

The net revenues by type of license and information by geographic region are as follows:

	FY 2014	FY 2013	FY 2012
Licensing and other revenue by category:
Mens	$111,693	$143,916	$99,093
Womens	148,482	138,262	120,743
Home	43,694	40,920	40,527
Entertainment	103,071	74,949	81,322
Other Revenue	54,303	34,579	12,133

	$461,243	$432,626	$353,818
Licensing and other revenue by category:
Direct-to-retail license	$150,868	$147,846	$150,245
Wholesale licenses	195,210	225,186	165,082
Other licenses	60,862	25,015	26,358
Other revenue	54,303	34,579	12,133

	$461,243	$432,626	$353,818
Licensing and other revenue by geographic region:
United States	$293,134	$292,619	$273,903
Japan	30,168	29,734	36,432
Other(1)	137,941	110,273	43,483

	$461,243	$432,626	$353,818

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

15. Consolidated Interim Financial Information

Consolidated financial information FY 2014 and FY 2013 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in 000’s except per share data)
FY 2014(1)
Licensing revenue	$112,167	$97,542	$95,070	$102,161
Other revenue	3,971	21,401	18,680	10,251
Operating income	67,936	74,650	63,560	49,687
Net income attributable to Iconix Brand Group, Inc.	59,768	35,319	33,779	23,870
Basic earnings per share	$1.21	0.73	0.70	0.50
Diluted earnings per share	1.03	0.60	0.58	0.44

FY 2013(2)
Licensing revenue	$105,062	$105,356	$99,364	$88,265
Other revenue	—	9,769	7,811	16,999
Operating income	66,236	71,514	61,470	58,191
Net income attributable to Iconix Brand Group, Inc.	34,189	38,716	28,997	26,146
Basic earnings per share	$0.53	$0.69	$0.54	$0.51
Diluted earnings per share	$0.51	$0.66	$0.50	$0.44

(1)	FY 2014: Other revenue includes a net gain of approximately $4.0 million related to the Iconix LC Partners U.S. transaction in the first quarter, a net gain of approximately $13.6 million and $18.7 million related to additional Iconix SE Asia transactions in the second and third quarter, respectively, a net gain of $7.8 million on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark in the second quarter, and net gain of $10.3 million related to the Iconix Middle East transaction in the fourth quarter. See Note 3 for a description of these transactions. Included in net income attributable to Iconix Brand Group, Inc is a non-cash pre-tax remeasurement gain of approximately $37.9 million related to the purchase of the remaining interest in Iconix Latin America in the first quarter.

(2)	FY 2013: Other revenue includes a net gain of approximately $9.8 million related to the Iconix Canada transaction in the second quarter, a net gain of approximately $5.1 million related to the Iconix Australia transaction in the third quarter, and net gains of $4.7 million, $2.3 million, and $10.0 million related to the Iconix SE Asia, Iconix Israel and Umbro Korea transactions, respectively, in the fourth quarter. See Note 3 for a description of these transactions.

16. Subsequent Events

Strawberry Shortcake. On February 2, 2015, the Company and certain of its wholly owned subsidiaries entered into an agreement with American Greetings Corporation and its wholly-owned subsidiary, Those Characters From Cleveland, Inc. (collectively, “AG”), providing for the purchase of AG’s Strawberry Shortcake brand and related intangible assets and license agreements. Iconix will pay $105.0 million in cash at closing and will assume all ordinary course contracts and related ordinary course obligations arising after the closing attendant to the Strawberry Shortcake property. The acquisition is expected to close no later than March 31, 2015, subject to the satisfaction of customary closing conditions and consents.

Pony International, LLC. On February 2, 2015, the Company through its newly-formed subsidiary, US Pony Holdings, LLC, acquired the North American rights to the Pony brand. These rights include the rights in the United States obtained from Pony, Inc. and Pony International, LLC (collectively, “US Pony Seller”), and the rights in Mexico and Canada obtained from Super Jumbo Holdings Limited (“Non-US Pony Seller” and, together with US Pony Seller, the “Pony Sellers”). The purchase price was $37.0 million. US Pony Holdings, LLC is owned 75% by Iconix and 25% by its partner, Anthony L&S Athletics, LLC. Additionally, the Company received an option to purchase, until February 28, 2015, from the Pony Sellers and their affiliates certain

IP related assets and trademarks related to the Pony brand in Europe, the Middle East and Africa. The Company also received a 90 day option, expiring May 29, 2015, to purchase from the Pony Sellers and their affiliates certain IP related assets and trademarks related to the Pony brand in Latin America.

Variable Funding Notes. On February 12, 2015, we delivered a notice to fund to the administrator to our Variable Funding Notes (see definition below). On February 18, 2015, the Company received $100.0 million of cash, which will be used primarily for acquisitions, as well as for general corporate purposes. See Note 6 to Notes to Consolidated Financial Statements for additional disclosure regarding the Variable Funding Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

The audits referred to in our report dated March 2, 2015, relating to the consolidated financial statements of Iconix Brand Group, Inc. and Subsidiaries, which is contained in Item 8 and Item 15(a) of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA LLP

March 2, 2015
New York, New York

Schedule II - Valuation and Qualifying Accounts

Iconix Brand Group, Inc. and Subsidiaries

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Accounts Receivables(a):

Year ended December 31, 2014	$12,140	$11,127	$(13,028)	$10,239
Year ended December 31, 2013	$11,994	$9,718	$(9,572)	$12,140
Year ended December 31, 2012	$6,632	$5,362	$—	$11,994

(a)	These amounts include reserves for bad debts.