Form 10-K/A
period 2014-12-31
ICONIX BRAND GROUP, INC.
filed 2015-04-30
CIK 857737

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2014 was approximately $2,062.5 million. As of April 21, 2015, 48,625,552 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Iconix Brand Group, Inc. for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2014 and the cover page of the Amendment reflects this fact. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information includes information each director and executive officer has given us about his or her age, his or her principal occupation and business experience for at least the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years. Certain individual qualifications and skills of our directors that contribute to our Board of Directors’ effectiveness as a whole and what makes the individuals suitable to serve on our Board of Directors are described in the following paragraphs.

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position(s)
Neil Cole	58	Chairman of the Board, President and Chief Executive Officer
David Blumberg	56	Executive Vice President—Head of Strategic Development and Interim Chief Financial Officer
Jason Schaefer	40	Executive Vice President and General Counsel
Barry Emanuel[1,3]	73	Director
Drew Cohen[1,2]	46	Director
F. Peter Cuneo[2,3]	71	Director
Mark Friedman[1,3]	51	Director
James A. Marcum[1,2]	55	Director
Sue Gove[2]	56	Director

(1)	Member of Governance/Nominating Committee.
(2)	Member of Audit Committee.
(3)	Member of Compensation Committee.

Neil Cole has served as Chairman of our Board of Directors and as our Chief Executive Officer and President since February 1993. Prior to this, Mr. Cole served as Chairman of the Board, President and Treasurer of New Retail Concepts, Inc., a company he founded in 1986 and from which we acquired the Candies trademark in 1993. For over 30 years Mr. Cole has acquired, developed, promoted and managed a substantial portfolio of brands. As Chairman, Chief Executive Officer and President, Mr. Cole marshaled our transition from a traditional apparel and footwear operating entity to a brand management company. Since the completion of the transition in 2005 and as a result of Mr. Cole’s leadership, our portfolio of brands has grown from two brands to over 35 brands with tremendous diversification in apparel, footwear, sportswear, fashion accessories, beauty and fragrance, entertainment, home products and consumer electronics. In 2001, Mr. Cole founded The Candie’s Foundation, a non-profit organization that works to educate America’s youth about the devastating consequences of teenage pregnancy and creates a national dialogue on the issue. Mr. Cole was a member of Governor Cuomo’s SAGE Commission from April 2011 to February 2013, and currently serves as a director on the Board of Directors for The Candie’s Foundation, The Mount Sinai Children’s Center Foundation and Crutches 4 Kids. Mr. Cole received a Bachelor of Science degree in political science from the University of Florida in 1978 and his Juris Doctor from Hofstra law school in 1982. The Board of Directors believes that Mr. Cole’s global executive leadership skills, his significant experience as an executive in our industry, including as our Chief Executive Officer since inception, and his role in transforming our company from a manufacturing company to a leading brand management company make him uniquely qualified to sit on our Board of Directors and serve as its chairman.

David Blumberg has served as our Head of Strategic Development since February 2009 and has served as our Executive Vice President—Head of Strategic Development since August 2009. Since March 2015, Mr. Blumberg has served as our Interim Chief Financial Officer. From November 2006 through January 2009, Mr. Blumberg served our company as a full-time consultant, overseeing our merger and acquisition activities. Prior to joining our company as a consultant, from 2005 through October 2006, Mr. Blumberg worked as a consultant to LF Management Ltd., an affiliate of Li & Fung Limited/ LF USA. Prior to joining Li & Fung, from January 1997 to November 1999, Mr. Blumberg was president and managing director—investment banking of Wit Capital, Inc., an online investment bank. From 1981 to 1993, Mr. Blumberg was a managing director and senior vice president of Merrill Lynch Interfunding Inc. and Merrill Lynch Capital Markets—Investment Bank, respectively. Mr. Blumberg received a Bachelor of Science, cum laude in economics from Colgate University in 1981 and a Masters degree in business administration in corporate finance from New York University in 1987.

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

Barry Emanuel has served on our Board of Directors since May 1993. For more than the past five years, Mr. Emanuel has served as president of Copen United LLC, a textile manufacturer located in New York, New York. He received his Bachelor of Science degree from the University of Rhode Island in 1962. The Board of Directors believes that Mr. Emanuel’s more than 30 years of experience in the apparel industry, including his service as our director for over 20 years, contributes valuable insight to our Board of Directors.

Drew Cohen has served on our Board of Directors since April 2004. Since 2007 he has been the President of Music Theatre International, which represents the dramatic performing rights of classic properties, such as “West Side Story” and “Fiddler on the Roof,” and licenses over 50,000 performances a year around the world. Before joining Music Theatre International in September 2002, Mr. Cohen was, from July 2001, the Director of Investments for Big Wave NV, an investment management company, and, prior to that, General Manager for GlassNote Records, an independent record company. Mr. Cohen received a Bachelor of Science degree from Tufts University in 1990, his Juris Doctor degree from Fordham Law School in 1993, and a Masters degree in business administration from Harvard Business School in 2001. The Board of Directors believes that Mr. Cohen’s legal and business background, and experience as an executive in an industry heavily involved in the licensing business, make him well suited to serve on our Board of Directors.

F. Peter Cuneo has served on our Board of Directors since October 2006. From June 2004 through December 2009 Mr. Cuneo served as the Vice Chairman of the Board of Directors of Marvel Entertainment, Inc. (“Marvel Entertainment”), a publicly traded entertainment company active in motion pictures, television, publishing, licensing and toys, and prior thereto, he served as the President and Chief Executive Officer of Marvel Entertainment from July 1999 to December 2002. Mr. Cuneo has also served as the Chairman of Cuneo & Co., L.L.C., a private investment firm, since July 1997 and previously served on the Board of Directors of WaterPik Technologies, Inc., a New York Stock Exchange company engaged in designing, manufacturing and marketing health care products, swimming pool products and water-heating systems, prior to its sale in 2006. From October 2004 to December 2005, he served on the Board of Directors of Majesco Entertainment Company, a provider of video game products primarily for the family oriented, mass market consumer. Mr. Cuneo received a Bachelor of Science degree from Alfred University in 1967 and currently serves as the Chairman of the Alfred University Board of Trustees. Mr. Cuneo received a Masters degree in business administration from Harvard Business School in 1973. The Board of Directors believes that Mr. Cuneo’s extensive business and financial background and significant experience as an executive of Marvel Entertainment, an owner and licensor of iconic intellectual property, contributes important expertise to our Board of Directors.

Mark Friedman has served on our Board of Directors since October 2006. Mr. Friedman has been a Managing Director at The Retail Tracker, an investment advisory and consulting firm since May 2006. From 1996 to 2006 Mr. Friedman was with Merrill Lynch, serving in various capacities including group head of its U.S. equity research retail team where he specialized in analyzing and evaluating specialty retailers in the apparel, accessory and home goods segments. Prior to joining Merrill Lynch, he specialized in similar areas for Lehman Brothers Inc. and Goldman, Sachs & Co. Mr. Friedman has been ranked on the Institutional Investor All-American Research Team as one of the top-rated sector analysts. He received a Bachelor of Business Administration degree from the University of Michigan in 1986 and a Masters degree in business administration from The Wharton School, University of Pennsylvania in 1990. The Board of Directors believes that Mr. Friedman’s extensive business background and investment banking experience adds key experience and viewpoints to our Board of Directors.

James A. Marcum has served on our Board of Directors since October 2007. Since December 2014, Mr. Marcum has served as an Operating Partner and Operating Executive of Tri-Artisan Capital Partners, LLC, a merchant banking firm, a position he also held from 2004 until March 2008. From August 2013 to December 2014, Mr. Marcum served as Chief Executive Officer, President and a member of the Board of Directors of Heartland Automotive Services, Inc., the nation’s largest franchisee of Jiffy Lube’s. From February 2010 through December 31, 2012, Mr. Marcum served as the Chief Executive Officer, President and a member of the Board of Directors of Central Parking Corporation, a nationwide provider of professional parking management. From September 2008 to January 2010, Mr. Marcum served as Vice Chairman, Acting President and Chief Executive Officer of Circuit City Stores, Inc., a specialty retailer of consumer electronics, home office products and entertainment software. Mr. Marcum has served as a member of the Board of Directors of Circuit City Stores, Inc. since June 2008. Circuit City Stores, Inc. filed for bankruptcy in November 2008. From January 2005 to January 2006, he served in various capacities, including Chief Executive Officer and Director, of Ultimate Electronics, Inc., a consumer electronics retailer. Prior thereto, Mr. Marcum has served in various senior executive capacities for a variety of nationwide specialty retailers. He received a Bachelor of Science degree from Southern Connecticut State University in accounting and economics in 1980. The Board of Directors believes that Mr. Marcum’s contributions to the Board of Directors are well served by his extensive business background and his experience as a corporate executive of national retail establishments.

Sue Gove has served on our Board of Directors since October 2014. Ms. Gove has been the President of Excelsior Advisors, LLC since May 2014. Ms. Gove had been the President of Golfsmith International Holdings, Inc. from February 2012 through April 2014 and Chief Executive Officer from October 2012 through April 2014. Previously, she was Chief Operating Officer of Golfsmith International Holdings, Inc. from September 2008 through October 2012, Executive Vice President from September 2008 through February 2012 and Chief Financial Officer from March 2009 through July 2012. Ms. Gove previously had been a self-employed consultant from April 2006 until September 2008, serving clients in specialty retail and private equity. Ms. Gove was a consultant for Prentice Capital Management, LP from April 2007 to March 2008. She was a consultant for Alvarez and Marsal Business Consulting, L.L.C. from April 2006 to March 2007. She was Executive Vice President and Chief Operating Officer of Zale Corporation from 2002 to March 2006 and a director of Zale Corporation from 2004 to 2006. She was Executive Vice President, Chief Financial Officer of Zale Corporation from 1998 to 2002 and remained in the position of Chief Financial Officer until 2003. Ms. Gove has been a director of AutoZone, Inc. since 2005. Ms. Gove received a Bachelor of Business Administration degree from the University of Texas at Austin. The Board of Directors believes that Ms. Gove’s financial background and extensive experience in executive management positions with leading retailers adds key insight and knowledge to our Board of Directors.

Appointment of officers

Our Board of Directors appoints the officers of the Company on an annual basis and its officers serve until their successors are duly elected and qualified, unless earlier removed by the Board of Directors. No family relationships exist among any of our officers or directors.

Election of directors

Our Board of Directors is currently comprised of seven directors. At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. Six of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2015, and Ms. Gove, who joined our Board of Directors in October 2014, will stand for stockholder election for the first time at our annual meeting of stockholders to be held in 2015.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has appointed an Audit Committee each of whose members is, and is required to be, an “independent director” under the Listing Rules of NASDAQ. The members of our Audit Committee are Messrs. Cuneo, Cohen and Marcum and Ms. Gove, and Mr. Cuneo currently serves as its chairperson. In addition to being an “independent director” under the Listing Rules of NASDAQ, each member of the Audit Committee is an independent director under applicable SEC rules under the Securities Exchange Act of 1934. Our Board of Directors has also determined that Mr. Cuneo is our “audit committee financial expert,” as that term is defined under applicable SEC rules and NASDAQ Listing Rules, serving on the Audit Committee.

Our Audit Committee’s responsibilities include:

•	appointing, replacing, overseeing and compensating the work of a firm to serve as the independent registered public accounting firm to audit our financial statements;

•	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing with management and the independent registered public accounting firm our interim and year-end operating results, which includes matters required to be discussed under Rule 3200T of the Public Company Accounting Oversight Board (“PCAOB”);

•	considering the adequacy of our internal accounting controls and audit procedures;

•	approving (or, as permitted, pre-approving) all audit and non-audit services to be performed by the independent registered public accounting firm; and

•	receiving and reviewing written disclosures on independence required by PCAOB Rule 3526.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% owners are required by certain SEC regulations to furnish us with copies of all Section 16(a) forms filed by them. Based solely on our review of the copies of such forms received by us, we believe that during 2014, there was compliance with the filing requirements applicable to our officers, directors and greater than 10% common stockholders.

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

Item 11. Executive Compensation

Over the past several years, the Company continued its ongoing review of certain key governance, compensation and disclosure issues that were raised by the stockholder votes in previous years, and has continued to make certain changes to its compensations practices, policies and disclosures. At our 2014 annual meeting, our stockholders voted in favor of the Company’s executive compensation program. We seek to improve our overall vote results on our executive compensation program through various initiatives, including by providing below additional disclosure on performance-based compensation criteria, in order to assist in our stockholders’ review. The Company and the Compensation Committee continue to consider additional compensation changes to our programs and disclosure.

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide the information necessary for understanding the compensation philosophy, policies and decisions which are material to the compensation of our principal executive officer, our principal financial officer and our three other most highly compensated executive officers during 2014 (we refer to these officers as our “named executive officers”). This Compensation Discussion and Analysis will place in context the information contained in the tables and accompanying narratives that follow this discussion.

Stockholder Vote & Outreach

At our 2014 Annual Meeting, stockholders voted in favor of our advisory vote on executive compensation (also commonly referred to as “Say on Pay”). We have maintained our stockholder outreach efforts that we began in 2012 in order to address issues that may be of continued concern to stockholders.

In the past two years, as a result of our stockholder outreach, we have specifically addressed the following:

•	Disclosure of Peer Groups

•	Enhanced disclosure related to performance metrics

•	Discussion of difficulty of achievement of performance metrics

•	Clarified disclosure related to the time at which the long-term performance metrics are established

Stockholder/Governance Friendly Aspects of the Current Program

What we do	What we don’t do
Pay for Performance. Pursuant to Mr. Cole’s current employment agreement, for 2014, approximately 79% of his compensation was “at risk” (over the term) based on performance metrics.	No gross-ups. We do not have any provisions requiring the Company to gross-up compensation to cover taxes owed by our executives.

Clawback Policy. We have adopted a clawback policy that applies if there is a restatement of our financial statements that is required, within the previous three years, to correct accounting errors due to material non-compliance with any financial reporting requirements under the federal securities laws.	No Excess Perquisites and Limited Retirement and Health Benefits. We have a 401k program and have never had a defined benefit plan. No supplemental executive retirement plans or other pension benefits.

What we do	What we don’t do
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

Our Performance

During 2014, we continued to execute on our key strategic initiatives. While compounded total shareholder return (“TSR”) measures at December 31, 2014 decreased when measured against the 2013 TSR, we believe we continue to deliver strong overall business performance, and our 3- and 5-year TSR demonstrates the creation of value for stockholders over time. The chart below illustrates the Company’s compounded TSR for the past one, three and five years at December 31, 2014:

	TOTAL SHAREHOLDER RETURNS
	1 year	3 year	5 year
At December 31, 2014	(15%)	27%	22%

The chart below compares the Company’s TSR for the past one, three and five years also as of December 31, 2014 to the relative performance peer group used in determining the performance stock units, or PSUs, as described below. The Company’s TSR, when compared to the peer group below, puts the Company’s TSR in the 18th percentile, 61st percentile and 42nd percentile for the one-, three- and five-year TSRs of the peer group:

	TSR as of 12/31/2014
Company Name	1-Year	3-Year	5-Year
Carter’s, Inc.	23%	31%	28%
Cherokee Inc.	41%	22%	6%
Columbia Sportswear Company	15%	26%	20%
Crocs, Inc.	(21%)	(5%)	17%
Deckers Outdoor Corporation	8%	6%	22%
Delta Apparel, Inc.	(40%)	(19%)	(1%)
Fossil, Inc.	(8%)	12%	27%
G-III Apparel Group Ltd.	37%	59%	36%
Gildan Activewear Inc.	7%	46%	19%
Hanesbrands Inc.	61%	73%	36%
Kate Spade & Co.	0%	55%	42%
lululemon athletica inc.	(5%)	6%	30%
Madden Steven Ltd.	(13%)	11%	21%
Movado Group Inc.	(35%)	19%	26%
Oxford Industries, Inc.	(31%)	8%	23%
PVH Corp.	(6%)	22%	26%
Rocky Brands, Inc.	(5%)	16%	13%
Skechers U.S.A., Inc.	67%	66%	13%
Superior Uniform Group Inc.	95%	40%	31%
Tumi Holdings Inc.	5%	N/A	N/A
Under Armour, Inc.	56%	56%	58%
Vera Bradley, Inc.	(15%)	(14%)	N/A
VF Corp.	22%	36%	35%
Wolverine World Wide, Inc.	(12%)	19%	18%
25th %ile	(13%)	10%	18%
Median	2%	22%	25%
75th %ile	26%	43%	30%
Iconix Brand Group, Inc.	(15%)	27%	22%
Iconix’s Percentile Rank	18%	61%	42%

How Pay Aligns with Performance

The following graphs display our performance from 2005 through 2014 for the performance metrics utilized by the Company in determining the vesting of our PSUs and one component of our Chief Executive Officer’s cash bonuses.

(1)	EBITDA, a non-GAAP financial measure, represents net income before income taxes, interest, other non-operating gains and losses, depreciation and amortization expenses. We believe EBITDA provides additional information for determining our ability to meet future debt service requirements, investing and capital expenditures. See Exhibit 10.65 for a reconciliation of EBITDA to GAAP net income.
(2)	Free Cash Flow, a non-GAAP financial measure, represents net cash provided by operating activities, plus cash received from the sale of trademarks and formation of joint ventures, less distributions to non-controlling interests and capital expenditures. Free Cash Flow excludes notes receivable from sale of trademarks and the formation of joint ventures, cash used to acquire the membership interests of our joint venture partners, mandatory debt service requirements, and other non-discretionary expenditures. Free Cash Flow should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating results presented in accordance with GAAP. The Company believes Free Cash Flow is useful because it provides information regarding actual cash received in a specific period from the Company’s comprehensive business strategy of maximizing the value of its brands through traditional licensing, international joint ventures and other arrangements. We have excluded the cash used to buy back our joint venture membership interests from the above definition because we believe that like other acquisitions, such actions are capital transactions. It also provides supplemental information to assist investors in evaluating the Company’s financial condition and ability to pursue opportunities that enhance shareholder value. See Exhibit 10.65 for a reconciliation of Free Cash Flow to GAAP net income.
(3)	In 2005 and 2006, respectively, the $0.20 and $0.58 represent YTD fully taxed diluted earnings per share assuming a tax rate of 34% and a CAGR or Compounded Annual Growth Rate based on the fully taxed number.

Objectives of our Executive Compensation Program

The Company’s goals for its executive compensation program are to:

•	Attract, motivate and retain a talented, entrepreneurial and creative team of executives who will provide leadership for the Company’s success in dynamic and competitive markets.

•	Align pay with performance—as well as with the long-term interests of stockholders—by linking payouts to pre-determined performance measures that promote long-term stockholder value, including EBITDA, Free Cash Flow and Diluted Earnings Per Share, as well as acquisitions in the case of Mr. Blumberg.

•	Establish continuity of the services of named executive officers so that they will contribute to, and be a part of, the Company’s long-term success.

Peer Group

We are a unique company with a unique business model. There are few, if any, companies that are our size and follow our business model. Very few stand-alone publicly-traded companies derive their revenues from monetizing a portfolio of brands. The Company does not derive revenues from the sale of manufactured products or services. Accordingly, the Company enjoys higher margins of gross profit, net income and EBITDA as a percentage of revenue than companies in the retail industry. Consequently, our Compensation Committee has determined that we do not target pay opportunities or actual pay to specific benchmarking against other companies. Instead, from time to time the Compensation Committee looks at various companies and their pay practices to determine market trends and market compensation levels.

We believe the relative proportion of performance equity grants to time-vested equity grants continues to align the interests of Mr. Cole and our other named executive officers with those of stockholders.

We do have a group of relative performance equity peers that we considered in connection with determinations as to vesting under our PSUs. This group of relative performance peers is reviewed for accuracy regularly by our Compensation Committee and updated when necessary, with recommendations from an independent compensation consultant, and is discussed in the section “2011 PSUs” below.

Neil Cole’s Vision and Its Importance to the Company’s Future Success

Neil Cole’s proven track record makes him a highly valued executive and leader of our Company. A significant reason for our Company’s success has been Mr. Cole’s vision and management. In 2014, Mr. Cole led the Company to achieve strong revenues and earnings per share, and delivered continued value to our stockholders. Given the nature of our business model, we operate with relatively fewer employees than other companies our size (we had only 150 full-time employees at December 31, 2014), which keeps our operating expenses lower than they otherwise would be.

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

The Company’s performance during the tenure of Mr. Cole’s leadership has been exemplary. Mr. Cole is responsible for and oversaw the Company’s transition to its current model and is the key architect of the Company’s success. Since the completion of the Company’s transition to its current business model, the Company’s equity market capitalization increased from approximately $150 million at January 1, 2005, to approximately $1.7 billion as of December 31, 2014. Under Mr. Cole’s leadership and direction, from 2005 through 2014, the Company’s EBITDA grew from $16.7 million to $263.8 million and during the same period, the Company’s Free Cash Flow grew from $15.3 million to $174.3 million.

Due to Mr. Cole’s highly effective leadership, the Company has maintained strong profitability over the last nine years and also increased its global footprint and portfolio of iconic brands. Mr. Cole’s vision and leadership have poised the Company for continued growth, organically, internationally and through acquisition opportunities available to the Company. Such acquisition opportunities exist, in large part, because of prospective sellers’ confidence in Mr. Cole.

Mr. Cole’s “At Risk” Compensation

We believe that the structure and size of Mr. Cole’s pay package appropriately pays for performance and, therefore, aligns Mr. Cole’s economic interests with those of our stockholders. Pursuant to the June 2011 amendment, for the year ended December 31, 2014, Mr. Cole’s percentage of performance-based compensation was 79% of his total contractual compensation package. Also see “Equity-based Compensation—PSUs”, which includes a discussion regarding 2011 PSUs that were unearned and the forfeiture of 2008 PSUs.

Other Named Executive Officers’ “At Risk” Compensation

For the year ended December 31, 2014, 28% of Mr. Lupinacci’s total potential compensation was performance-based, 26% of Mr. Horowitz’s total potential compensation was performance-based, 52% of Mr. Blumberg’s total potential compensation was performance-based and 33% of Mr. Schaefer’s total potential compensation was performance-based. Mr. Clamen, the former Chief Financial Officer, ceased to be an executive officer of the Company in March 2014. Mr. Lupinacci, the former Chief Financial Officer, ceased to be an executive officer of the Company in March 2015. Mr. Horowitz, the former Chief Operating Officer, ceased to be an executive of the Company in April 2015.

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

As Mr. Cole makes executive decisions that influence our direction and growth initiatives, his total compensation is intended to be strongly aligned with objective financial measures, including an annual cash bonus and his PSUs, which are determined by the specific performance criteria described below. During our 2014 stockholder outreach, we learned there was some confusion regarding when Mr. Cole’s financial measures for his performance-based compensation were established. There are two types of performance criteria for the PSUs. Generally, the first set of criteria is absolute EBITDA Growth, absolute EPS Growth and Free Cash Flow. The absolute performance criteria for Mr. Cole were pre-determined by our Compensation Committee at the time he entered into the June 2011 amendment, and are not subject to revision. If the absolute EBITDA Growth or absolute EPS Growth metrics are not met, then the relative EBITDA Growth and EPS Growth of the Company are considered. Relative performance measures were set in 2011 as well. As required in the PSU agreements, the Compensation Committee reviews and sets the peer group annually at the beginning of each year against which could affect whether the relative measures are met. The absolute and relative performance-criteria for the PSU awards for all of our other named executive officers are established in their respective employment agreements and are also not subject to revision.

As Mr. Blumberg is responsible for overseeing our merger and acquisition activities that influence our growth, a portion of his total compensation (in the form of PSUs) is performance-based and tied to our consummation of acquisitions that meet specified objective financial measures as set forth in his employment agreement. We believe that the stock awards create an incentive to identify acquisitions that are expected to add value to the Company in the long-term.

Mr. Schaefer is, and Messrs. Horowitz, Clamen and Lupinacci were, charged with implementing the goals for the Company set by the Board of Directors and Mr. Cole, and, therefore, an appropriate portion of their respective compensation was performance-based equity pursuant to their respective employment agreements.

Roles of Management and the Compensation Committee in Compensation Decisions

Compensation of our executive officers, including the named executive officers, has been determined by the Board of Directors pursuant to recommendations made by the Chief Executive Officer and the Compensation Committee. The Compensation Committee is responsible for, among other things, reviewing and making recommendations as to the compensation of our executive officers; administering our equity incentive and stock option plans; reviewing and making recommendations to the Board of Directors with respect to incentive compensation and equity incentive and stock option plans; evaluating our Chief Executive Officer’s performance in light of corporate objectives; and setting our Chief Executive Officer’s compensation based on the achievement of corporate objectives.

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

Upon recommendations from our Chief Executive Officer, the Compensation Committee approves equity-based awards to named executive officers other than our Chief Executive Officer. With respect to our Chief Executive Officer, the Compensation Committee discusses with the Chief Executive Officer, and utilizes a compensation consultant to assist in determining, the appropriate compensation package for the Chief Executive Officer. The final determination of the Chief Executive Officer’s compensation package is, however, approved by the Compensation Committee in the absence of the Chief Executive Officer and recommended to the full Board of Directors for approval.

The Compensation Committee also annually reviews and certifies whether performance targets are met pursuant to the Chief Executive Officer’s and other senior executives’ pay packages. In 2014, Mr. Cole did not receive any additional grants of RSUs or PSUs. The Compensation Committee determined the percentage of previously granted PSUs that were actually earned by the named executive officers in 2014, as well as the non-equity incentive bonus payable to eligible executives. See “Equity-based Compensation PSUs” for a discussion of the achievement of targets. Mr. Clamen has forfeited any rights to the vesting of PSUs and RSUs in respect of the 2014 fiscal year and thereafter. Messrs. Horowitz and Lupinacci have forfeited their rights to the vesting of PSUs and RSUs in respect of the 2015 fiscal year and thereafter.

Elements of Compensation

To accomplish our compensation objectives, our compensation program principally consists of performance-based equity awards in the form of PSU awards, long-term equity awards in the form of RSU awards, annual performance-based cash bonuses, base salaries and discretionary cash and stock awards. These elements are designed to reward performance in a simple and straightforward manner. The compensation program is heavily weighted towards performance-based equity awards rather than cash compensation and time-vested equity compensation in order to maximize pay-for-performance and ensure that the named executive officers’ compensation is tied to the Company’s long-term and short-term performance. The Company does provide certain limited perquisites to its named executive officers that are generally available to named executive officers. The Company has no long-term cash compensation program or supplemental retirement plan.

Base salary. Base salary represents amounts paid during the fiscal year to named executive officers as direct, guaranteed compensation under their employment agreements for their services to us. Base salaries are used to compensate each named executive officer for day-to-day operations during the year, and to encourage them to perform at their highest levels. We also use our base salary as an incentive to attract top quality executives and other management employees from other companies. Moreover, base salary and increases to base salary are intended to recognize the overall experience, position within our company and expected contributions of each named executive officer to us. Generally, the Company no longer provides automatic salary increases in employment agreements. Other than Mr. Horowitz, none of our named executive officers received an increase in base salary in 2014. Mr. Horowitz received an increase to his base salary related to his promotion to the new position of Chief Operating Officer in 2014. At the time of hire, our agreement with Mr. Lupinacci provided for a one-time $50,000 salary increase following his first eight months of employment with us.

Cash bonuses. Cash bonuses are made pursuant to our stockholder approved Executive Incentive Bonus Plan, referred to as our bonus plan, and pursuant to employment agreements. The bonus plan was approved by stockholders in May 2008 and meets the requirements of Section 162(m) of the Internal Revenue Code. The purpose of the bonus plan is to promote the achievement of our short-term, targeted business objectives by providing competitive incentive reward opportunities to our executive officers who can significantly impact our performance towards those objectives. Further, the bonus plan enhances our ability to attract, develop and motivate individuals as members of a talented management team. The bonus plan is administered, and can be amended, by the Compensation Committee. All awards are paid in cash. Awards made under the bonus plan are subject to a participant achieving one or more performance goals established by the Compensation Committee. The performance goals may be based on our overall performance, and also may recognize business unit, team and/or individual performance. In 2014, Mr. Cole received a cash bonus under the bonus plan based on the Company’s achievement of pre-determined target EBITDA of 270.2 million, 98% of which was achieved. The amount of Mr. Cole’s cash bonus for 2014 was $1.05 million less than his cash bonus for 2013, as our performance in 2014 was less than that of 2013. Mr. Cole was the only named executive officer who was eligible to receive a bonus under this plan.

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

Awards of RSUs and PSUs are made under our Amended and Restated 2009 Equity Incentive Plan, referred to as the Plan. PSUs are granted on the basis of pre-determined long-term performance goals that are set to incentivize our executives to achieve the strategic goals of the Company. The Plan was approved by our stockholders in August 2009 and amended, restated and again approved by our stockholders in August 2012. In April 2013, we amended the Plan to specifically prohibit option repricing, payment of dividends on unvested shares of restricted stock, cash buyouts of underwater options and recycling shares subject to stock options, stock grants or performance awards which, for any reason are after the date of the amendment, are cancelled. Shares of restricted stock, including shares underlying RSUs and PSUs that were issued subject to a vesting schedule, cannot be sold until and to the extent the shares have vested. While we have not formally adopted any policies with respect to cash versus equity components in the mix of executive compensation, we feel that it is important to provide for a compensation mix that allows for acquisition of a meaningful level of equity ownership by our named executive officers in order to help align their interests with those of our stockholders. As of December 31, 2014, the number of shares remaining for issuance under the Plan,was 2,327,704. There are no shares remaining for issuance under any prior equity incentive plan.

In 2013, the Board of Directors approved a broad-based, executive PSU program, which provides for awards of PSUs to senior executives of the Company who are not named executive officers, based on the Company’s achievement of pre-determined goals over a four-year period. By providing a performance-based element of compensation to this group of executives, we continue to encourage additional focus on the long-term goals of the business. In 2014, an aggregate of 63,000 2013 PSUs were deemed vested and earned by 21 employees for achievement of the EBITDA Growth, EPS Growth and Free Cash Flow goals described below under the caption “-2013 PSUs.”

Perquisites and other personal benefits. During 2014, our named executive officers received a limited amount of perquisites and other personal benefits that we paid on their behalf. These consisted of payments of life insurance premiums and car allowances, totaling $127,128, in the aggregate.

Post-termination compensation. We have entered into employment agreements with each of our named executive officers. Each of these agreements provide for certain payments and other benefits if the executive’s employment terminated under certain circumstances, including, in the event of a “change in control”. See “Executive Compensation—Narrative to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements” and “Executive Compensation—Potential Payments Upon Termination or Change in Control” for a description of the severance and change in control benefits.

Our Named Executive Officers’ Compensation for 2014

Base Salaries

Historically, the base salaries of our named executive officers were guaranteed in their respective employment agreements. Other than with respect to situations in which we have engaged a compensation consultant, the recommendations to the Board of Directors by the Compensation Committee with respect to base salaries are based primarily on informal judgments reasonably believed to be in our best interests. Base salary increases are not guaranteed for Messrs. Cole, Blumberg or Schaefer. In March 2014 Mr. Clamen ceased to be an executive officer of the Company. In March 2015, Mr. Lupinacci ceased to be an executive officer of the Company. In April 2015, Mr. Horowitz ceased to be an executive officer of the Company. No further payments in respect of base salary were payable to any of Messrs. Clamen, Lupinacci or Horowitz following the termination of their respective employment with the Company.

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

With respect to 2014, Mr. Cole was the only named executive officer who was eligible to receive a bonus under the bonus plan, and only he received a bonus under the bonus plan. Mr. Cole’s cash performance targets for 2014 were as follows: $1,125,000 (75% of base salary for achievement of 90% of the target level of EBITDA) was earned for our achievement of approximately $263.8 million of EBITDA. This EBITDA amount represents 98% of the targeted EBITDA, which was $270.0 million as established by the Board of Directors. Mr. Cole did not receive any discretionary cash bonuses in 2014.

In 2014, Messrs. Blumberg and Schaefer received discretionary cash bonuses of $350,000 and $200,000, respectively, in accordance with their employment agreements. These cash bonuses were recommended by our Chief Executive Officer to the Compensation Committee and were discretionary, up to 100% of their respective salaries, which limitation is superseded by the maximum amount available under the Company’s executive bonus program and any other bonus program generally applicable to senior executives of the Company. Messrs. Horowitz, Clamen and Lupinacci did not receive discretionary cash bonuses in 2014. However, Mr. Horowitz received a cash bonus paid in 2014 related to 2013 performance metrics under his employment agreement prior to the 2014 amendment thereof.

Equity-based Compensation

Equity-based compensation is typically awarded in the form of Performance Stock Units, referred to as PSUs, Restricted Stock Units, referred to as RSUs, and shares of restricted stock.

PSUs

Mr. Cole was the only executive with PSUs that were granted in 2008, referred to as the 2008 PSUs. The last performance year for the 2008 PSUs was December 31, 2012. Of the 2008 PSUs, 60% of them were forfeited by Mr. Cole for the Company’s failure to meet the performance criteria, illustrating the difficulty of achieving these metrics.

PSUs Outstanding as of December 31, 2014

Absolute Metrics – General

As of December 31, 2014, there were outstanding three tranches of PSUs: 2011 PSUs, 2013 PSUs and 2014 PSUs. Each has absolute performance metrics for EBITDA Growth, EPS Growth and Free Cash Flow, in differing percentages as described below. The metrics are set at the date of grant and each year a certain portion of PSUs are available to vest, based on the Company’s achievement of such metrics. The metrics compound EBITDA Growth and EPS Growth year over year, targeting a 10% growth rate, with a threshold set at a 5% growth rate. The Free Cash Flow metric is set at $125 million for each tranche of PSUs. Each tranche of PSUs has its own set of absolute metrics, as indicated below. Additionally, based on where the actual EBITDA Growth and actual EPS Growth fall, a portion of the PSUs may still vest based on the relative metrics analysis, which compares the Company’s actual results to those of a specific peer group as described below. During our stockholder outreach, we learned that some of our stockholders believed that the performance metrics of our PSUs were not difficult to achieve. We have noted below where certain performance metrics were not met and such corresponding PSUs did not vest.

Relative Metrics

If the Absolute EPS or Absolute EBITDA metrics are not fully met, the Compensation Committee must determine whether the relative metrics have been met. The Relative EBITDA Growth and Relative EPS Growth performance metrics are determined by reference to where the Actual EBITDA Growth and Actual EPS Growth achieved by the Company during the performance period places the Company in relation to the group of peer companies determined by the Compensation Committee prior to the beginning of the relevant performance period. This peer group must be based on companies in GICS codes 25203010 (Apparel, Accessories and Luxury Goods) and 25203020 (Footwear) with comparable revenue and earnings levels (comprised of annual revenue between $100 million and $5 billion and EBITDA and EPS greater than zero in the most recent fiscal year).

The Compensation Committee engages an independent consultant to regularly review the peer group, and recommend changes as necessary, to ensure there is a consistent calculation of measures of performance. Below is the relative performance peer group that was used to determine Relative EBITDA Growth and Relative EPS Growth performance metrics under our each tranche of our PSUs for 2014:

Carter’s Inc.	Gildan Activewear Inc.	Rocky Brands, Inc.
Cherokee Inc.	Hanesbrands Inc.	Skechers U.S.A., Inc.
Columbia Sportswear Company	Kate Spade & Co.	Superior Uniform Group Inc.
Crocs, Inc.	Lululemon athletic inc	Tumi Holdings Inc.
Deckers Outdoor Corporation	Madden Steven Ltd.	Under Armour Inc.
Delta Apparel, Inc.	Movado Group Inc.	Vera Bradley, Inc.
Fossil, Inc.	Oxford Industries, Inc.	VF Corp.
G-III Apparel Group Ltd.	PVH Corp.	Wolverine World Wide, Inc.

Excluded from this group for the computation of the relative performance calculations were certain companies that did not meet the criteria for each of the specific performance metrics or that no longer filed public information. The Relative Metric analysis is applicable to all tranches of PSUs. There is a catch-up feature to the PSUs such that if, in subsequent years, the Company performs in a manner such that the executive would have been able to vest prior years’ PSUs, the metrics, the PSUs may vest at such later time.

2011 PSUs

Mr. Cole holds PSUs granted in 2011, as did Mr. Clamen, referred to as the 2011 PSUs. The pre-determined 2011 PSU performance goals are as follows: 33 1/3% of the 2011 PSUs vest on the achievement of a specified level of EBITDA Growth as set forth below; 33 1/3% of the 2011 PSUs vest on the achievement of a specified level of EPS Growth as set forth below; and 33 1/3% of the 2011 PSUs vest on the achievement of Free Cash Flow of $125 Million or more.

With respect to the 2011 PSUs, the EBITDA Growth and EPS Growth performance metrics are measured in two ways: Absolute Growth and Relative Growth. The annual performance goals required for the 2011 PSUs to vest for the year ended December 31, 2014 were as follows:

2011 PSU Absolute Metrics

Performance Metric	Requirement
Target Absolute EBITDA Growth	EBITDA of $305.5 million
Threshold Absolute EBITDA Growth	EBITDA of $265.7 million
Target Absolute EPS Growth	EPS of $1.98
Threshold Absolute EPS Growth	EPS of $1.72

In 2014, the achievement of these 2011 PSU metrics resulted in vesting as to 227,687 of Mr. Cole’s 2011 PSUs. Of these 227,687 2011 PSUs, 113,843 vested based on the achievement of the Target Absolute EPS Growth and 113,844 vested based on the achievement of Free Cash Flow in excess of $125 million. We note that in 2014, none of the 2011 PSUs vested with respect to either the absolute or relative EBITDA metrics. Mr. Clamen ceased to be an executive officer of the Company in March 2014 and did not vest any additional shares, including 2011 PSUs, after such date, and has forfeited his rights with respect to them.

2013 PSU Absolute Metrics

We granted 2013 PSUs to Mr. Schaefer that vest as described in the section “Mr. Schaefer’s Performance Based Restricted Stock Award”. Mr. Blumberg received 2013 PSUs that vest as described in the section “Mr. Blumberg’s Performance Based Restricted Stock Awards”. Mr. Horowitz received 2013 PSUs that vest as described in the section “Mr. Horowitz’s Performance Based Restricted Stock Awards”. None of Messrs. Cole, Clamen or Lupinacci received any grants of 2013 PSUs. The Absolute Growth metrics for the 2013 PSUs are $125 million Free Cash Flow, and, with respect to EBITDA and EPS, the Absolute Growth metrics for the year ended December 31, 2014 were as follows:

Performance Metric	Requirement
Target Absolute EBITDA Growth	EBITDA of $262.5 million
Threshold Absolute EBITDA Growth	EBITDA of $239.2 million
Target Absolute EPS Growth	EPS of $1.84
Threshold Absolute EPS Growth	EPS of $1.68

The relative metrics applicable to the 2013 PSUs were calculated in the manner described above under “Relative Metrics”. As the performance metrics for Absolute EBITDA Growth and Absolute EPS Growth were fully achieved, there was no calculation based on the relative metrics for 2014 with respect to the 2013 PSUs.

2014 PSU Absolute Metrics

Mr. Horowitz received 2014 PSUs that were available to vest as described in the section “Mr. Horowitz’s Performance Based Restricted Stock Awards”. Mr. Lupinacci received 2014 PSUs that were available to vest as described in the section “Mr. Lupinacci’s Performance Based Restricted Stock Awards”. Neither of Messrs. Cole, Clamen, Blumberg or Schaefer received any grants of 2014 PSUs. The Absolute Growth metrics for the 2014 PSUs are $125 million Free Cash Flow, and, with respect to EBITDA and EPS, the Absolute Growth metrics for the year ended December 31, 2014 were as follows:

Performance Metric	Requirement
Target Absolute EBITDA Growth	EBITDA of $289.2 million
Threshold Absolute EBITDA Growth	EBITDA of $276.1 million
Target Absolute EPS Growth	EPS of $2.32
Threshold Absolute EPS Growth	EPS of $2.21

The relative metrics applicable to the 2014 PSUs were calculated in the same manner described above under “Relative Metrics”. None of the 2014 PSUs vested with respect to either the Absolute or Relative EBITDA metrics.

Mr. Blumberg’s Performance Based Restricted Stock Awards

As Mr. Blumberg is our Executive Vice President, Head of Strategic Development, Mr. Blumberg’s PSUs have different performance metrics. Mr. Blumberg has received no additional compensation in exchange for serving as our Interim Chief Financial Officer. In 2012 and pursuant to Mr. Blumberg’s 2012 employment agreement, Mr. Blumberg was issued 37,800 shares of restricted stock subject to vesting based upon performance criteria related to “Acquisitions”. Through July 31, 2013, the Company completed four Acquisitions and therefore all of such shares vested. All Acquisitions are approved by our Board of Directors. We believe this mitigates any risk related to Mr. Blumberg’s compensation upon completion of Acquisitions.

An Acquisition under Mr. Blumberg’s 2012 employment agreement meant any direct or indirect investment or acquisition by the Company in or of any entity, business, brand, trademark, or other asset, that closes during the term of the agreement, or, if there is a letter of intent or similar agreement, that closes within 90 days from the end of the term.

In February 2013, Mr. Blumberg’s contract was amended, herein referred to as the 2013 amendment. Under the 2013 amendment, Mr. Blumberg was awarded 200,000 2013 PSUs that are subject to performance vesting described above under 2013 PSUs. Of the 2013 PSUs, two thirds of them vest in three equal installments beginning on December 31, 2013 subject to the following performance criteria: 22.22% of the 2013 PSUs vest based on the achievement of EBITDA Growth; 22.22% of the 2013 PSUs vest based on the achievement of EPS Growth; and 22.22% of the 2013 PSUs vest based on the achievement of Free Cash Flow. The goals for EBITDA Growth, EPS Growth and Free Cash Flow are set forth above under “-2013 PSUs”. The remaining one third of the 2013 PSUs vest upon the closing of Acquisitions (for this purpose, the acquisition must have a value (as defined in the 2013 amendment) of $5 million) during the extension term, which is the period from February 2, 2013 through January 31, 2016, unless earlier terminated. During the extension term, approximately 5.56% of the 2013 PSUs could vest upon the closing of an Acquisition, up to two Acquisitions per year (resulting in aggregate vesting of 11.11% of the 2013 PSUs in such year), subject to the ability for a future credit for Acquisitions in excess of two completed in any year in subsequent years and the ability to make up a deficit of less than two Acquisitions in prior years. If the Company closes Acquisitions with an aggregate value of $200 million or more between February 1, 2013 and January 31, 2016 (the term of the 2013 amendment), all of the Acquisition-based 2013 PSUs will be deemed to be vested on January 31, 2016, subject to Mr. Blumberg’s continued employment. In 2014, Mr. Blumberg was eligible to vest up to 66,666 2013 PSUs and 29,625 of the 2013 PSUs vested based on achievement of the performance metrics listed above, other than the portion related to Acquisitions. Of these 29,625 2013 PSUs, 9,875 of them vested on the achievement of each of the Target Absolute EPS Growth and the Target Absolute EBITDA Growth set forth in the chart above, and the Free Cash Flow performance metrics, related to the 2013 PSUs. In 2014, Mr. Blumberg did not receive any PSUs based on Acquisitions. In 2014, 37,041 2013 PSUs did not vest.

Mr. Schaefer’s Performance Based Restricted Stock Award

Under the terms of his employment agreement, Mr. Schaefer was awarded 41,640 2013 PSUs that are subject to performance vesting as described above under 2013 PSUs. Mr. Schaefer’s 2013 PSUs vest as to 5,949 2013 PSUs on December 31, 2013 and as to 11,897 2013 PSUs on each of December 31, 2014, 2015 and 2016, subject to the following performance criteria: 33 1/3% of the 2013 PSUs vest based on the achievement of EBITDA Growth; 33 1/3% of the 2013 PSUs vest based on the achievement of EPS Growth; and 33 1/3% of the 2013 PSUs vest based on the achievement of Free Cash Flow. The goals for EBITDA Growth, EPS Growth and Free Cash Flow are set forth above under “-2013 PSUs”. In 2014, up to 11,896 2013 PSUs were available to vest and 11,896 of such 2013 PSUs vested based on the achievement of the performance metrics set forth above. Of these 11,896 2013 PSUs, 3,965 of them vested on the achievement of each of the Absolute Target EPS Growth and the Absolute Target EBITDA Growth set forth in the chart above, and the Free Cash Flow performance metrics, related to the 2013 PSUs.

Mr. Horowitz’s Performance Based Restricted Stock Award

Under the terms of the 2014 amendment to his employment agreement, Mr. Horowitz was awarded 69,279 2014 PSUs that were subject to performance vesting as described above under 2014 PSUs. Of the 2014 PSUs, they were available to vest in three annual installments of approximately 21%, 36% and 43% commencing December 31, 2014, subject to the following performance criteria: 33 1/3% of the 2014 PSUs based on the achievement of EBITDA Growth; 33 1/3% of the 2014 PSUs based on the achievement of EPS Growth; and 33 1/3% of the 2014 PSUs based on the achievement of Free Cash Flow. The goals for EBITDA Growth, EPS Growth and Free Cash Flow are described above under 2014 PSUs. In 2014, 14,549 2014 PSUs were available to vest and 8,097 of such 2014 PSUs vested based on achievement of the goals set forth above. Of the 8,097 2014 PSUs, 3,148 vested on achievement of EPS Growth and 4,949 vested on achievement of the Free Cash Flow performance metric. As no 2014 PSUs vested with respect to the absolute or relative EBITDA Growth performance metric, 6,452 of Mr. Horowitz’s 2014 PSUs did not vest and only 3,148 of Mr. Horowitz’s 2014 PSUs out of a possible 4,949 2014 PSUs vested based on EPS Growth. With respect to 2014, 8,400 of Mr. Horowitz’s 2013 PSUs vested pursuant to an award made under the terms of his employment agreement dated as of April 2, 2012 and his participation in our PSU program prior to his becoming an executive officer. Mr. Horowitz’s 2013 PSUs vested in four installments of 14%, 28%, 28% and 30% commencing December 31, 2013. Mr. Horowitz ceased to be an executive officer of the Company in April 2015.

Mr. Lupinacci’s Performance Based Restricted Stock Award

Under the terms of his employment agreement, Mr. Lupinacci was awarded 47,322 2014 PSUs that were subject to performance vesting as described above under 2014 PSUs. Of the 2014 PSUs, they were available to vest in three annual installments of 30%, 35% and 35%, commencing on December 31, 2014, subject to the following performance criteria: 33 1/3% of the 2014 PSUs based on the achievement of EBITDA Growth; 33 1/3% of the 2014 PSUs based on the achievement of EPS Growth; and 33 1/3% of the 2014 PSUs based on the achievement of Free Cash Flow. The goals for EBITDA Growth, EPS Growth and Free Cash Flow are set forth above. With respect to 2014, 7,915 of Mr. Lupinacci’s 2014 PSUs vested on achievement of the goals set forth above. Of the 7,915 2014 PSUs, 3,077 vested on achievement of EPS Growth and 4,837 vested on achievement of the Free Cash Flow performance metric. No 2014 PSUs vested with respect to the absolute or relative EBITDA Growth metric. Mr. Lupinacci ceased to be an executive officer of the Company in March 2015.

RSUs

Each of Messrs. Cole, Blumberg and Lupinacci received a portion of RSUs, a portion of which vested at December 31, 2014 as noted below. Mr. Horowitz was granted RSUs, which were scheduled to vest on December 31, 2015 and December 31, 2016, subject to Mr. Horowitz’s continued employment with the Company on the applicable vesting date. Mr. Horowitz ceased to be an executive officer in April 2015, and therefore forfeited his rights to the vesting of such RSUs. Messrs. Clamen and Lupinacci have ceased to be executive officers of the Company and no further vesting of their applicable RSUs will occur. Mr. Schaefer has not been granted RSUs.

	Total Number of RSUs Granted	Number of Equal Installments	First Installment Vesting Date
Neil Cole	204,918	Three	12.31.2013
Jeff Lupinacci	13,881	Three	12.31.2014
David Blumberg	50,000	Three	12.31.2013

Stock Ownership

Ownership levels of common stock align stockholders’ and executives’ interests. Although the Company has not adopted stock ownership guidelines, as of December 31, 2014, the stock ownership of the named executive officers is considered exemplary as compared with best practices based on ISS’s Governance Risk Indicators—2014:

Name	2014 salary	ownership value as of 12/31/14	ownership compared to salary as of 12/31/14(1)	best practices
Neil Cole	$1,500,000	$68,548,658	63x	5-8x
Jeff Lupinacci(2)	$550,000	$469,039	1x	2-3x
David Blumberg	$550,000	$4,717,750	9x	2-3x
Seth Horowitz(3)	$625,000	$3,059,685	5x	2-3x
Jason Schaefer (4)	$400,000	$127,929	0.25x	2-3x

(1)	Table does not include any unvested PSUs or unvested RSUs. As Mr. Clamen was not employed by the Company at December 31, 2014, he is not included in this chart.
(2)	Mr. Lupinacci joined the Company in 2014. Pursuant to most stock ownership policies, an executive is provided a period of time over which to build up his or her stock ownership to be in compliance with a company’s stock ownership guidelines. Mr. Lupinacci ceased to be an executive officer in March 2015.
(3)	Mr. Horowitz ceased to be an executive officer in April 2015.
(4)	Mr. Schaefer joined the Company in 2013. Pursuant to most stock ownership policies, an executive is provided a period of time over which to build up his or her stock ownership to be in compliance with a company’s stock ownership guidelines.

Corporate Governance and Disclosure Changes

In 2014, as part of its ongoing effort to identify and recruit qualified candidates that provide diverse perspectives, strength of character, business expertise and relevant professional experience to our Board of Directors, our Nominating and Corporate Governance Committee identified and recruited Ms. Sue Gove as a director candidate and nominated her as a director candidate to our Board of Directors. The Board of Directors approved Ms. Gove’s nomination and she joined the Board of Directors on October 30, 2014, as previously announced in a Form 8-K filed with the SEC on November 4, 2014.

Tax Deductibility and Accounting Ramifications

The Compensation Committee generally takes into account the various tax and accounting ramifications of compensation paid to our executives. When determining amounts of equity-based grants to executives, the Compensation Committee also considers the accounting expense associated with the grants.

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

Assessment of Compensation-Related Risks

The Compensation Committee is responsible to assess the risks associated with the Company’s compensation practices, policies and programs. This assessment is performed to determine if such risks arising from such practices are appropriate or if they are reasonably likely to have a material adverse effect on the Company. The Compensation Committee performed this assessment and believes that, for 2014, the compensation policies did not incentivize our named executive officers to take unnecessary risks.

Summary

In summary, we believe that our mix of salary, cash incentives for short-term and long-term performance and the potential for additional equity ownership in our company motivates management to produce significant returns for our stockholders. Moreover, we believe that our compensation program strikes an appropriate balance between our interests and needs in operating and further developing our business and suitable compensation levels that can lead to the enhancement of stockholder value.

Compensation Committee Interlocks and Insider Participation

None of the directors on our Compensation Committee, or who served as a member of our Compensation Committee at any time during 2014, is or was formerly an officer or employee of the Company or had any relationship or related person transaction requiring disclosure under the rules of the Securities and Exchange Commission. During 2014, none of our executive officers served on the board of directors or the compensation (or equivalent) committee of any other entity that has officers that serve on our Board of Directors or on our Compensation Committee. In addition, none of the members of our Compensation Committee were formerly, or during 2014, employed by us in the capacity as an officer or otherwise.

The members of our Compensation Committee are, and during 2014 were, Messrs. Cuneo, Emanuel and Friedman. Mr. Friedman currently serves as its chairperson.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis for 2014 appearing in this Report. Based on such reviews and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Report for filing with the SEC.

COMPENSATION COMMITTEE

Mark Friedman, Chairperson

Barry Emanuel

F. Peter Cuneo

SUMMARY COMPENSATION TABLE

The following table includes information for 2014, 2013 and 2012 with respect to our named executive officers.

Name and Principal Position	Year	Salary ($) (a)		Bonus ($) (b)		Stock Awards ($) (c)		Option Awards ($) (d)		Non-Equity Incentive Plan Compensation ($) (e)		Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (f)		All Other Compensation ($) (g)			Total ($) (h)
Neil Cole President and Chief Executive Officer	2014 2013 2012	$ $ $	1,500,000 1,500,000 1,500,000	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	1,125,000 2,175,000 1,625,000	$ $ $	— — —	$ $ $	53,628 59,354 54,358	(1) (1) (1)	$ $ $	2,678,628 3,734,354 3,179,358
Warren Clamen(3) Former Executive Vice President and Chief Financial Officer	2014 2013 2012	$ $ $	161,292 475,000 450,000	$ $ $	— 175,000 200,000	$ $ $	— 1,097,005 254,829	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	6,000 18,000 18,000	(2) (2) (2)	$ $ $	167,292 1,765,005 922,829
Jeff Lupinacci(4) Former Executive Vice President and Chief Financial Officer	2014 2013 2012	$ $ $	404,167 — —	$ $ $	— — —	$ $ $	2,338,772 — —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	13,500 — —	(2)	$ $ $	2,756,439 — —
David Blumberg Executive Vice President, Head of Strategic Development and Interim Chief Financial Officer	2014 2013 2012	$ $ $	550,000 550,000 400,000	$ $ $	350,000 — —	$ $ $	247,876 6,050,000 201,600	$ $ $	— — —	$ $ $	— 500,000 500,000	$ $ $	— — —	$ $ $	18,000 18,000 18,000	(2) (2) (2)	$ $ $	1,165,876 7,118,000 1,119,600
Seth Horowitz(5) Former Chief Operating Officer	2014 2013 2012	$ $ $	609,091 — —	$ $ $	— — —	$ $	3,583,447 — —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	18,000 — —	(2)	$ $ $	4,210,538 — —
Jason Schaefer(6) Executive Vice President and General Counsel	2014 2013 2012	$ $ $	400,000 131,667 —	$ $ $	200,000 — —	$ $ $	— 1,426,586 —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	18,000 6,000 —	(2) (2)	$ $ $	618,000 1,564,253 —

(a)	Salary includes, as applicable, base salary and pro-rated salaries for changes made to base salary during the year, as defined in the employment agreements.
(b)	Bonuses are fixed incentive and/or percentage incentive, as provided for in the applicable employment agreements or discretionary, as determined by the Compensation Committee upon the recommendation of the Chief Executive Officer. In 2014, Messrs. Blumberg and Schaefer each received $350,000 and $200,000 respectively, as discretionary awards under their respective employment agreements.
(c)	The amounts shown in this column represent the aggregate grant date fair value in 2014, 2013, and 2012 with respect to shares of restricted stock, including PSUs and RSUs. See Note 6 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a discussion for the relevant assumptions used in calculating grant date fair value.
(d)	Option awards include, as applicable, Iconix options and equity-based compensation instruments that have option-like features, and amounts represent grant date fair value.
(e)

Non-equity incentive plan compensation represents the dollar value of all amounts earned during the fiscal year pursuant to non-equity incentive plans. For 2014, Mr. Cole received a cash performance-based bonus of $1,125,000, pursuant to his employment agreement and the Executive Incentive Bonus Plan. The performance target for 2014 was as follows: $1,125,000 was earned for our achievement of approximately $263.8 million of EBITDA, which represents 98% of the targeted EBITDA previously established by the Board of Directors. For 2013, Mr. Cole received a cash performance-based bonus of $2,175,000 pursuant to his employment agreement and the Executive Incentive Bonus Plan. The performance target for 2013 was as follows: $2,175,000 was earned for our achievement of approximately $261.8 million of EBITDA, which represented 110% of the targeted EBITDA previously established by the Board of Directors. For 2012, Mr. Cole received cash performance-based bonuses of $1,125,000 and $500,000 for a total of $1,625,000, pursuant to his employment agreement and the Executive Incentive Bonus Plan. The performance targets for 2012 were as follows: $1,125,000 was earned for our achievement of approximately $217.0 million of EBITDA, which represents 75% of the targeted EBITDA established by the Board of Directors, and $500,000 based on the Company’s EBITDA margin of 61%, which puts the Company in the top 100th percentile of companies compiled in the Standard & Poors Small Cap Retailing Index for 2012. In accordance with SEC rules, the 2014, 2013 and 2012 performance-based cash bonuses paid to Mr. Cole have been reflected in this table under the Non-Equity Incentive Plan Compensation column. Mr. Blumberg received cash payments of $500,000 in each of 2013 and 2012 for our consummation of the following: two acquisitions in 2013, each of which had a “value” (as defined in his employment agreement) of less than $30 million, and one acquisition in 2012 which had a “value” of greater than $30 million. Mr. Blumberg received no cash payments for consummation of acquisitions in 2014. Mr. Horowitz received no cash performance-based bonus payments for 2014.
(f)	Change in pension value and non-qualified deferred compensation earnings represents the aggregate increase in actuarial value to the named executive officer of all defined benefit and actuarial plans accrued during the year and earnings on non-qualified deferred compensation. There were no defined benefit plans, actuarial plans, or non-qualified deferred compensation for 2014, 2013 or 2012.
(g)	All other compensation includes, as applicable, car allowances and life insurance premiums (see the list of perquisites in footnotes (1) and (2) below).
(h)	Total compensation represents all compensation from us earned by the named executive officer for the year.
(1)	Represents premiums paid by us on a life insurance policy for the benefit of the beneficiaries of Mr. Cole, as well as a car allowance.
(2)	Represents amounts paid by the Company for executives’ car allowances.
(3)	Mr. Clamen ceased to be an executive officer of the Company in March 2014. Mr. Clamen served as our Chief Financial Officer from March 2005 to March 2014.
(4)	Mr. Lupinacci ceased to be an executive officer of the Company in March 2015. Mr. Lupinacci served as our Chief Financial Officer from April 2014 to March 2015.
(5)	Mr. Horowitz became our Chief Operating Officer in March 2014, and was included as a named executive officer for the first time in the Summary Compensation Table with respect to the year ended December 31, 2014. Previously, Mr. Horowitz served as the President of our Men’s Division from April 2012 and, therefore, we did not include information about his compensation prior to 2014. Mr. Horowitz ceased to be an executive officer of the Company in April 2015.
(6)	Mr. Schaefer joined the Company in September 2013.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Closing Price of Common Stock Units on Date of	Grant Date Fair Value of Stock and
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	($/Sh) ($)	Grant ($)	Option Awards
Neil Cole(1)	—	—	—	—	—	—	—	—	—	—	—	—
Warren Clamen(2)	—	—	—	—	—	—	—	—	—	—	—	—
Jeff Lupinacci(3)	4/7/14	—	—	—	—	—	—	13,881	—	—	$37.80	$550,000
	4/7/14	—	—	—	—	—	47,322	__	—	—	$37.80	$1,788,772
David Blumberg	5/14/14	—	—	—	—	—	—	5,940	—	—	$41.73	$247,876
Seth Horowitz(4)	4/2/14	—	—	—	—	—	—	19,794	—	—	$40.23	$796,313
	4/2/14	—	—	—	—	—	69,279	__	—	—	$40.23	$2,787,134
Jason Schaefer(5)	—	—	—	—	—	—	—	—	—	—	—	—

(1)	See the Narrative Disclosure to the Summary Compensation Table and Plan-Based Awards Table for a discussion of Mr. Cole’s cash bonuses. Mr. Cole received no grants of plan-based awards in 2014.
(2)	Mr. Clamen ceased to be an executive officer of the Company in March 2014.
(3)	Mr. Lupinacci ceased to be an executive officer of the Company in March 2015.
(4)	Mr. Horowitz ceased to be an executive officer of the Company in April 2015.
(5)	Mr. Schaefer received no grants of plan-based awards in 2014.

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

In connection with negotiating the employment agreement (including certain amendments thereto) with Mr. Cole, the Compensation Committee retained J. F. Reda and Associates as its outside compensation consulting firm to provide advice. In connection with the June 2011 amendment, assisting the Compensation Committee, JFR performed market research as to compensation levels in similarly capitalized companies in the industry, as well as companies that had achieved similar growth. As various aspects of our business, operations and management are unique, the Compensation Committee utilized the JFR research as one resource, rather than a stand-alone tool, in assessing the appropriate level of compensation and other terms under Mr. Cole’s employment agreement, including the June 2011 amendment.

RSUs and PSUs

Under the June 2011 amendment, Mr. Cole was entitled to an annual base salary of $1,500,000 for the year ended December 31, 2013. Mr. Cole is entitled to such increases (but not decreases) as may be determined by the Board of Directors from time to time, and there was no increase for 2013 or 2014. In connection with the June 2011 amendment, Mr. Cole received an extension signing bonus of $3,000,000.

Pursuant to the terms of the original employment agreement, Mr. Cole was granted 1,181,684 time-vested restricted common stock units, or 2008 RSUs, and 787,789 performance-based restricted common stock units, or 2008 PSUs, under our 2006 Equity Incentive Plan and 2009 Equity Incentive Plan. The 2008 RSUs were available to vest in five substantially equal annual installments, commencing December 31, 2008. The 2008 PSUs were subject to vesting in four equal annual installments based on our achievement of the following pre-determined performance goals: 50% were tied to the achievement of EBITDA Growth, 25% were tied to the achievement of market cap growth, and 25% were tied to the achievement of stock price growth. Both grants were subject to forfeiture or acceleration upon the termination of Mr. Cole’s employment under certain circumstances. In addition, Mr. Cole’s ability to sell or otherwise transfer the common stock underlying the 2008 RSUs and the 2008 PSUs while he is employed by us is subject to certain stock ownership requirements. The 2008 RSUs have vested, subject to the limitations described below, and the 2008 PSUs have no further performance periods.

Pursuant to the June 2011 amendment, Mr. Cole was granted 204,918 time-vested 2011 RSUs and 1,219,945 2011 PSUs. The 2011 RSUs vest in three substantially equal annual installments, subject to Mr. Cole’s continuous employment with us on the applicable vesting date, the first of which vested on December 31, 2013. The 2011 PSUs vest based on our achievement of certain pre-determined performance goals during the four fiscal years beginning with the fiscal year ended December 31, 2012. These goals are based on EBITDA (33 1/3% of PSUs), diluted earnings per share excluding extraordinary items (33 1/3% of PSUs) and Free Cash Flow (33 1/3% of PSUs). For a discussion of performance metrics and achievement of such metrics for 2014, see “Compensation Discussion and Analysis—Equity-Based Compensation—PSUs.”

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

If Mr. Cole’s employment terminates as a result of his disability or death, he or his estate will be entitled to any previously earned and unpaid compensation then due to him plus any previously earned but unpaid annual bonus for the prior fiscal year, and a pro-rata portion of the annual bonus for the year of such termination. In addition, in respect of termination as result of a disability, that portion of his 2011 PSUs subject to vesting in the year of termination based on performance goals achieved as of the date of termination, and 50% of his unvested 2011 RSUs, will vest. In respect of a termination as a result of death, 100% of the remaining unvested 2011 PSUs and 2011 RSUs shall vest.

The employment agreement with Mr. Cole also contains certain non-competition and non-solicitation covenants restricting certain activities for periods equal to the term of the agreement and any renewal period plus one and two years, respectively, after the agreement is terminated for any reason.

David Blumberg

On February 26, 2009, we entered into an employment agreement with Mr. David Blumberg, effective as of January 1, 2009 (referred to as the 2009 employment agreement), that provided for the employment of Mr. Blumberg as our Head of Strategic Development for a three-year term. From November 2006 until the commencement of his employment with us in 2009, Mr. Blumberg provided consulting services to us. Since March 2015, Mr. Blumberg serves as our Interim Chief Financial Officer. Mr. Blumberg’s employment agreement and compensation arrangements have not changed as a result of his assuming this position.

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

On March 5, 2012, we entered into a new employment agreement with Mr. David Blumberg, effective as of January 1, 2012 (referred to as the 2012 employment agreement), that provided for the employment of Mr. Blumberg as our Head of Strategic Development. The 2012 employment agreement replaced the 2009 employment agreement and provided for the continued employment of Mr. Blumberg until January 31, 2013.

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

The 2013 amendment also contains confidentiality provisions and non-competition and non-solicitation provisions for a specified period.

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

Under the employment agreement, Mr. Schaefer is entitled to participate in our executive bonus program and is eligible to receive bonuses of up to 100% of his base salary (such amount was prorated for the period from the Commencement Date through December 31, 2013) or such maximum amount available under any executive bonus program generally applicable to our senior executives. Mr. Schaefer did not receive a discretionary bonus in 2013; Mr. Schaefer did receive a discretionary bonus in 2014.

Mr. Schaefer is also entitled to various benefits, including benefits available to our other senior executives and certain automobile benefits.

In addition, pursuant to the employment agreement, Mr. Schaefer was granted an award of 41,640 PSUs of which 11,896 shares underlying such PSUs vested as of December 31, 2014 as follows: 3,965 shares vested based on achievement of EBITDA of $263.8 million, 1,983 shares vested based on achievement of $2.24 diluted earnings per share, and 1,983 vested based on achievement of $125 million of Free Cash Flow. Additionally, 11,897 PSUs may vest on each of December 31, 2015 and 2016, respectively, subject to the achievement of EBITDA, diluted earnings per share and Free Cash Flow performance metrics for those years.

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

Seth Horowitz

On March 18, 2014, we entered into an amendment of our employment agreement with Seth Horowitz dated April 2, 2012, that provided for Mr. Horowitz’s employment as our Chief Operating Officer for a term commencing March 18, 2014 (the “Commencement Date”) and continuing until December 31, 2016. Mr. Horowitz had previously served as the President of the Company’s Men’s Division pursuant to the April 2, 2012 employment agreement. Mr. Horowitz ceased to be an employee or executive officer of the Company in April 2015.

Pursuant to the amendment to our employment agreement with him, Mr. Horowitz was entitled to receive a base annual salary of not less than $625,000.

Under the amendment to his employment agreement, Mr. Horowitz was also entitled to participate in our executive bonus program and was eligible to receive bonuses of up to 100% of his base salary or such maximum amount available under any executive bonus program generally applicable to our senior executives.

Mr. Horowitz was also entitled to various benefits, including benefits available to our other senior executives and certain automobile benefits.

Pursuant to the amendment to his employment agreement, Mr. Horowitz was granted an award of 19,794 RSUs which were scheduled to vest in two equal installments on December 31, 2015 and December 31, 2016, respectively. However, as Mr. Horowitz ceased to be an executive officer of the Company in April 2015, none of these grants will vest.

In addition, pursuant to the amendment to his employment agreement, Mr. Horowitz was granted an award of 69,279 2014 PSUs of which 8,097 shares underlying such 2014 PSUs vested as of December 31, 2014 as follows: no shares vested based on achievement of EBITDA Growth of $263.8 million, 3,148 shares vested based on achievement of $2.24 EPS Growth, and 4,949 vested based on achievement of $125 million of Free Cash Flow. Additionally, 31,491 2014 PSUs could have vested on December 31, 2015 and 29,691 2014 PSUs could have vested on December 31, 2016, subject to the achievement of EBITDA, diluted earnings per share and Free Cash Flow performance metrics for those years, however these 2014 PSUs have been forfeited by Mr. Horowitz, as they are subject to continued employment.

Pursuant to the terms of the April 2, 2012 employment agreement, Mr. Horowitz was granted 75,000 shares of restricted stock which were subject to vesting in three equal installments on April 2, 2013, April 2, 2014 and April 2, 2015, respectively. In addition, also prior to his promotion to the position of Chief Operating Officer, Mr. Horowitz received a grant of 30,000 2013 PSUs pursuant to our PSU Program for senior executives (other than our executive officers), which were scheduled to vest in two remaining installments of 8,400 and 9,000, in December 2015 and 2016, respectively subject to the Company’s achievement of pre-determined performance metrics. Of Mr. Horowitz’ 2013 PSUs, 8,200 of them vested based on the performance metrics in respect of 2014. Remaining 2013 PSUs will not vest, as they are subject to continued employment and Mr. Horowitz ceased being employed by the Company in April 2015. See “Mr. Horowitz’ Performance Based Stock Awards” above for a more detailed discussion.

If Mr. Horowitz’s employment had been terminated by us for “cause” or by him without “good reason” (each as defined in the original employment agreement), he would have received his earned and unpaid base salary through the date of termination. If his employment had been terminated by us without cause or by him for good reason, he would receive, an amount equal to (i) the greater of his base salary for the remaining term of the agreement and (ii) six months of his then applicable base salary, plus any earned but unpaid based on the Company’s achievement of pre-determined goals over a four-year period annual bonus for a prior year or completed period (the prior year bonus), and, in the event any such resignation or termination occurs following our first fiscal quarter of any year, a pro rata portion of his annual bonus for such year. If his employment had been terminated by us without cause or by him for good reason within 12 months after a “change in control” (as defined in the employment agreement), he would also have received an amount equal to $100 less than three (3) times the average of the annual cash compensation received by him on or after April 2, 2012 in his capacity as an employee of the Company during the “base period” (as defined in Section 280G of the Internal Revenue Code) subject to an “excess parachute” payment limitation (as defined in Section 280G). Annual cash compensation included base salary plus any bonus payments paid to him.

The RSUs and PSUs granted to Mr. Horowitz were subject to forfeiture upon the termination of his employment under certain circumstances. Upon a change in control, all of Mr. Horowitz’s unvested RSUs and PSUs would have vested. Upon termination for death or disability, all of Mr. Horowitz’s unvested RSUs and a pro rata portion of his PSUs for such year would have vested. Upon termination by us for cause or by Mr. Horowitz without good reason, his unvested RSUs and PSUs would have been forfeited. Upon termination by us without cause or by Mr. Horowitz with good reason, his unvested RSUs and a pro rata portion of his unvested PSUs for such year would have vested.

The amendment to the Horowitz employment agreement also contains confidentiality provisions and non-competition and non-solicitation provisions for a specified period.

Jeff Lupinacci

On March 18, 2014, we entered into an employment agreement effective April 7, 2014 with Jeff Lupinacci, who is no longer an executive officer of our Company. The employment agreement provided for the employment of Mr. Lupinacci as our Executive Vice President and Chief Financial Officer through December 31, 2016. Mr. Lupinacci ceased to be to be an executive officer of the Company in March 2015.

Under the employment agreement, Mr. Lupinacci was entitled to an annual base salary of not less than $550,000 through December 31, 2014 and not less than $600,000 annually through the remainder of the term. In addition, Mr. Lupinacci was entitled to participate in our executive bonus program and was eligible to receive bonuses of up to 100% of his base salary or such maximum amount available under any executive bonus program generally applicable to our senior executives

Mr. Lupinacci was also entitled to various benefits, including benefits available to our other senior executives and certain automobile benefits.

Pursuant to his employment agreement, Mr. Lupinacci was granted an award of 13,881 RSUs which vest in installments of 3,786 (which vested on December 31, 2014), 5,048 and 5,047 (which would have vested on December 31, 2015 and December 31, 2016, respectively, but were forfeited).

In addition, pursuant to the his employment agreement, Mr. Lupinacci was granted an award of 47,322 2014 PSUs of which 7,915 shares underlying such 2014 PSUs vested as of December 31, 2014 as follows: no shares vested based on achievement of EBITDA Growth of $263.8 million, 3,077 shares vested based on achievement of $2.24 EPS Growth, and 4,837 vested based on achievement of $125 million of Free Cash Flow. See “Mr. Lupinacci’s Performance Based Stock Awards” above for a more detailed discussion.

If Mr. Lupinacci’s employment were terminated by us for “cause” or by him without “good reason” (each as defined in the original employment agreement), he would have received his earned and unpaid base salary through the date of termination. If his employment were terminated by us without cause or by him for good reason, he would have received, in addition to the foregoing, an amount equal to his base salary for the remaining term of the agreement plus any earned but unpaid annual bonus for a prior year or completed period (the prior year bonus), plus, if any such resignation or termination had occurred following our first fiscal quarter of any year, a pro rata portion of his annual bonus for such year. In addition, he would have received vesting of 100% of his PSUs and 75% of his RSUs. If his employment were terminated by us without cause or by him for good reason within 12 months after a “change in control” (as defined in the employment agreement), he would have also received an amount equal to $100 less than three (3) times the average of the annual cash compensation received by him on or after April 7, 2014 in his capacity as an employee of the Company during the “base period” (as defined in Section 280G of the Internal Revenue Code) subject to an “excess parachute” payment limitation (as defined in Section 280G). Annual cash compensation includes base salary plus any bonus payments paid to him.

The RSUs and 2014 PSUs granted to Mr. Lupinacci were subject to forfeiture upon the termination of his employment under certain circumstances. Upon a change in control, all of Mr. Lupinacci’s unvested RSUs and 2014 PSUs would have vested. Upon termination for death or disability, all of Mr. Lupinacci’s unvested RSUs and 2014 PSUs would have vested. Upon termination by us for cause or by Mr. Lupinacci without good reason, his unvested RSUs and 2014 PSUs would have been forfeited. Upon termination by us without cause or by Mr. Lupinacci with good reason, a pro rata portion of his unvested 2014 PSUs for such year and 75% of his unvested RSUs would have vested.

The Lupinacci employment agreement also contained confidentiality provisions and non-competition and non-solicitation provisions for a specified period.

Warren Clamen

On October 7, 2011, we entered into an amendment of Warren Clamen’s employment agreement dated November 11, 2008 (this employment agreement, as amended through October 7, 2011, is referred to as the Clamen employment agreement, and Mr. Clamen is referred to in the description of the Clamen employment agreement below as an executive). The Clamen employment agreement provided for the employment of Mr. Clamen as our Executive Vice President and Chief Financial Officer through December 31, 2013. Mr. Clamen ceased to be to be an executive officer of the Company in March 2014.

Under the Clamen employment agreement, Mr. Clamen was entitled to an annual base salary of not less than $450,000 from November 11, 2011 through December 2012 and $475,000 during 2013. In addition, Mr. Clamen was entitled to participate in our executive bonus program and was eligible to receive bonuses of up to 100% of his base salary or such maximum amount available under any executive bonus program generally applicable to our senior executives.

Pursuant to the terms of the Clamen employment agreement, in 2011, Mr. Clamen received 4,581 shares of our common stock. In 2012, Mr. Clamen received 13,405 restricted shares of our common stock, all of which vested immediately. In 2013, Mr. Clamen received 6,603 restricted shares of our common stock, all of which vested immediately. He was also entitled to various benefits, including benefits available to our other senior executives and certain automobile, life insurance and medical benefits.

In addition, pursuant to the Clamen employment agreement, Mr. Clamen was granted an award of 57,648 time-vested 2011 RSUs of the Company’s common stock, which were scheduled to vest in three equal annual installments on December 31, 2012, 2013 and 2014, and an award of 57,648 performance-based 2011 PSUs. Under the Clamen employment agreement, the 2011 RSUs were subject to each executive’s continuous employment with the Company on the applicable vesting date, and were also subject to acceleration under certain circumstances. The 2011 PSUs were subject to vesting based on the Company’s achievement of certain designated performance goals. Both the 2011 RSUs and 2011 PSUs were subject to forfeiture upon the termination of the executive’s employment under certain circumstances. Upon a change in control, any unvested 2011 PSUs and 2011 RSUs were subject to vesting. Upon termination for death or disability, any unvested 2011 PSUs and 2011 RSUs were subject to vesting. Upon termination by the Company for cause or the executive without good reason, unvested 2011 RSUs and 2011 PSUs would be forfeited. Upon termination by the Company without cause or by the executive with good reason, that portion of the 2011 PSUs subject to vesting in the year of termination based on performance goals achieved as of the termination, and any unvested 2011 RSUs, would vest. Additionally, if Mr. Clamen’s employment agreement was not renewed at the end of its term for at least a year, any remaining unvested 2011 PSUs and 2011 RSUs would vest, which they did. The performance goals for the 2011 PSUs are related to the achievement of EBITDA Growth, diluted earnings per share growth and Free Cash Flow and the performance goals for 2013 are discussed in “Compensation Discussion & Analysis—2011 PSUs”.

Under the Clamen employment agreement, if the executive’s employment were terminated by us for “cause” or by the executive without “good reason” (as defined in the Clamen employment agreement), he would have received his earned and unpaid base salary through the date of termination and shares of common stock in respect of any of his already vested stock awards. If the executive’s employment were terminated by us without cause or by the executive for good reason, he would have received, in addition to the foregoing, an amount equal to his applicable base salary for the remaining term of the Clamen employment agreement plus any earned but unpaid annual bonus for a prior year (“prior year bonus”) and a pro-rata portion of any bonus for the year of termination (“pro rata bonus”). In addition, any unvested portion of his stock award would have vested. If the employment of the executive were terminated by us without cause or by him for good reason within 12 months of a “change in control” (as defined in the Clamen/ employment agreement), in addition to the foregoing payments he would also have received an amount equal to $100 less than three times the executive’s “annualized includable compensation for the base period” (as defined in the Internal Revenue Code). If the executive’s employment were terminated as a result of his disability or death, the executive or his estate would have been entitled to any earned and unpaid base salary, plus any prior year bonus and pro rata bonus. In addition, any unvested portion of his stock award would have vested.

The Clamen employment agreement also contained confidentiality provisions.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2014 for our named executive officers. Mr. Clamen ceased being an executive officer of our company in March 2014, and therefore is not included in the chart.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Vesting Date of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)	(#)	(#)	($)		(#)		($)	(#)		($)
Neil Cole(1)	—	—	—	—	—	—	—	—	113,843	(2)	3,846,755
	—	—	—	—	—	68,306	12/31/2015	2,308,060	341,530		11,540,299
Seth Horowitz(3)	—	—	—	—	—	25,000	4/2/2015	844,750	8,700		293,973
	—	—	—	—	—	2,025	4/22/2015	68,425	8,700		293,973
	—	—	—	—	—	6,598	3/18/2015	222,946	24,742		836,032
	—	—	—	—	—	6,598	3/18/2016	222,946	29,691		1,003,259
	—	—	—	—	—	—	—	—	6,749		228,049
Jeff Lupinacci(4)	—	—	—	—	—	5,048	12/31/2015	170,572	16,404		554,291
	—	—	—	—	—	5,047	12/31/2016	170,538	16,403		554,257
	—	—	—	—	—	—	—	—	6,598		222,946
David Blumberg	—	—	—	—	—	—	—	—	77,778		2,628,119
	—	—	—	—	—	16,667	12/31/2015	563,178	5,940		200,713
	20,000	—	—	13.87	10/2/2015	—	—	—	—		—
	15,000	—	—	16.33	6/3/2015	—	—	—	—		—
	15,000	—	—	22.51	4/26/2016	—	—	—	—		—
	15,000	—	—	18.36	10/26/2016
	15,000	—	—	17.16	9/21/2019	—	—	—	—		—
Jason Schaefer	—	—	—	—	—	—	—	—	11,897		472,311
	—	—	—	—	—	—	—	—	11,897		472,311

(1)	Mr. Cole was granted 1,181,684 2008 RSUs, and 571,150 2008 PSUs on February 19, 2008, pursuant to his employment agreement with us. On December 24, 2008, Mr. Cole agreed, in an amendment to his employment agreement, to defer the issuance of 1,181,684 shares of common stock underlying the 2008 RSUs until the earlier of (i) the date Mr. Cole is no longer employed by either (a) us or (b) any corporation or other entity owning, directly or indirectly, 50% or more of our outstanding common stock, or in which we or any such corporation or other entity owns, directly or indirectly, 50% or more of the outstanding capital stock (determined by aggregate voting rights) or other voting interests or (ii) a change in control (as defined in the employment agreement). In consideration of Mr. Cole’s agreement to delay the distribution to him of such shares of our common stock to which he will be entitled to receive under the 2008 RSUs as noted above, the agreement also provided for an annual cash bonus to be granted to Mr. Cole under our executive incentive bonus plan. The last of these annual cash bonuses were paid for the year ended December 31, 2012. The 1,181,684 2008 RSUs vested in five substantially equal installments on each December 31st, beginning on December 31, 2008, ending on December 31, 2012. The delivery of the shares underlying such RSUs has been deferred as described above. Mr. Cole was granted 204,918 2011 RSUs and 1,219,945 2011 PSUs on June 17, 2011 pursuant to the June 2011 amendment to his employment agreement with us.
(2)	As noted above, Mr. Cole was granted 1,181,684 2008 RSUs and 571,150 2008 PSUs on February 19, 2008 pursuant to his 2008 employment agreement with us. At that time he was also entitled to receive an additional 216,639 2008 PSUs under his 2008 employment agreement. On May 21, 2008, Mr. Cole entered into an agreement with us that provided for the rescission of 256,034 of the previously granted 571,150 2008 PSUs, which rescinded PSUs were then added to 216,639 additional 2008 PSUs he was entitled to under his employment agreement (a total of 472,673 2008 PSUs). These 472,673 2008 PSUs were granted to Mr. Cole in 2009. As noted above, Mr. Cole was granted 204,918 2011 RSUs and 1,219,945 2011 PSUs on June 17, 2011 pursuant to an amendment to his employment agreement with us. In 2015 with respect to the year ended December 31, 2014, the Compensation Committee determined that 151% of the diluted earnings per share and 182% of the free cash flow metrics were achieved, which resulted in the vesting of a total of 227,687 shares underlying PSUs. Because the Compensation Committee determined that the EBITDA metric was not achieved with respect to the year ended December 31, 2014, none of the 2011 PSUs available for vesting based on the EBITDA metric were earned. The performance metrics are more fully described in the “Compensation Discussion and Analysis.” In 2014 with respect to the year ended December 31, 2013, the Compensation Committee determined that 78.77% of the EBITDA, and 100% of the diluted earnings per share and free cash flow metrics were achieved, which resulted in the vesting of a total of 382,607 shares underlying PSUs. In 2013, the Compensation Committee determined that for 2012, none of the 2008 PSUs were earned and such 2008 PSUs were forfeited.
(3)	Mr. Horowitz ceased to be an executive officer of the Company in April 2015.
(4)	Mr. Lupinacci ceased to be an executive officer of the Company in March 2015.

Grant dates and vesting dates for all outstanding equity awards at December 31, 2014 are as follows:

Name	Number of Securities Underlying Unvested Restricted Stock (1) (#)		Number of Securities Underlying Unexercised Options Exercisable (#)	Grant Date	Vesting Date
Neil Cole	68,306		—	6/17/2011	12/31/2015
	113,843	(2)	—	6/17/2011	12/31/2014
	341,530		—	6/17/2011	12/31/2015
Jeff Lupinacci(3)	5,048		—	4/7/2014	12/31/2015
	5,047		—	4/7/2014	12/31/2016
	16,404		—	4/7/2014	12/31/2015
	16,403		—	4/7/2014	12/31/2016
	6,598		—	4/7/2014	12/31/2015
Seth Horowitz(4)	25,000		—	4/2/2012	4/2/2015

Name	Number of Securities Underlying Unvested Restricted Stock (1) (#)	Number of Securities Underlying Unexercised Options Exercisable (#)	Grant Date	Vesting Date
	2,025	—	4/22/2013	4/22/2015
	6,598	—	3/18/2014	3/18/2015
	6,598	—	3/18/2014	3/18/2016
	8,700	—	7/1/2013	12/31/2015
	8,700	—	7/1/2013	12/31/2016
	24,742	—	3/18/2014	12/31/2015
	29,691	—	3/18/2014	12/31/2016
	6,749	—	3/18/2014	12/31/2015
David Blumberg	77,778	—	2/15/2013	12/31/2015
	16,667	—	2/15/2013	12/31/2015
	5,940	—	5/14/2014	12/31/2015
Jason Schaefer	11,897	—	9/9/2013	12/31/2015
	11,897	—	9/9/2103	12/31/2016

(1)	Includes both restricted stock and performance-based awards.
(2)	Represents shares of common stock underlying the 2011 PSUs that were eligible for vesting on December 31, 2014, but did not vest because the Company did not achieve either the absolute or relative EBITDA metrics. These PSUs are subject to a catch-up feature which is described above under “Equity-based Compensation—Relative Metrics”.
(3)	Mr. Lupinacci ceased to be an executive officer of the Company in March 2015, so no further vesting of these grants will occur.
(4)	Mr. Horowitz ceased to be an executive officer of the Company in April 2015, so no further vesting of these grants will occur.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding exercise of options and vesting of restricted stock held by our named executive officers during the year ended December 31, 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (1) (#)	Value Realized on Exercise(2) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Neil Cole(3)	—	—	68,306	$2,308,060
	—	—	227,687	7,693,544
	800,000	$27,912,000	—	—
	200,000	$5,902,000	—	—
Warren Clamen(4)	—	—	19,216	$776,711
	—	—	19,216	776,711
Jeff Lupinacci(5)	—	—	7,915	$267,448
Seth Horowitz(6)	—	—	8,097	$273,598
	—	—	8,400	$283,836
	—	—	25,000	$993,750
	—	—	2,025	$86,063
	—	—
David Blumberg(7)	—	—	29,626	$1,001,063
	—	—	16,667	563,178
	30,000	$598,962	—	—
	15,000	457,236	—	—
	55,000	1,021,229	—	—
	30,000	340,437	—	—
	55,000	612,035	—	—
Jason Schaefer(8)	—	—	11,896	$401,966

(1)	The number of shares reflects the gross amount issued upon the exercise of the options and does not give effect to the withholding of a portion of the shares by us to satisfy certain withholding tax liability of the person exercising the options.
(2)	Included in this column is the aggregate dollar amount realized by the named executive officer upon exercise of the options.
(3)	Includes 68,306 shares of common stock underlying 2011 RSUs that vested on December 31, 2014 and 227,687 shares of common stock underlying 2011 PSUs that were deemed earned by the Compensation Committee for the year ended December 31, 2014 as more fully discussed in footnote 2 to the table of Outstanding Equity Awards at Fiscal Year-End and “Compensation Discussion and Analysis—2011 PSUs”.
(4)	Includes shares that vested during 2014 in connection with Mr. Clamen’s PSUs and RSUs, which vested in accordance with his award agreements upon his departure from the Company in 2014. Mr. Clamen ceased to be an executive officer of the Company in March 2014.
(5)	Represents 7,915 shares of common stock underlying 2014 PSUs that were deemed earned by the Compensation Committee for the year ended December 31, 2014 as more fully discussed in “Compensation Discussion and Analysis—2014 PSUs”. Mr. Lupinacci ceased to be an executive officer of the Company in March 2015.
(6)	Includes 8,097 shares of common stock underlying 2013 PSUs that vested on December 31, 2014; 8,400 shares of common stock underlying 2013 PSUs that were deemed earned by the Compensation Committee for the year ended December 31, 2014 as more fully discussed in “Compensation Discussion and Analysis—2013 PSUs”; 25,000 shares of restricted stock that vested on April 2, 2014 pursuant to the terms of Mr. Horowitz’s April 2, 2012 employment agreement and 2,025 shares of common stock that were granted in April 2013, of which half vested in April 2014. Mr. Horowitz ceased to be an executive officer of the Company in April 2015.
(7)	Includes 16,667shares of common stock underlying 2013 RSUs that vested on December 31, 2014 and 29,626 shares of common stock underlying 2013 PSUs that were deemed earned by the Compensation Committee for the year ended December 31, 2014 as more fully discussed in “Compensation Discussion and Analysis—2013 PSUs”.
(8)	Includes 11,896 shares of common stock underlying the 2013 PSUs that were deemed earned by the Compensation Committee for the year ended December 31, 2013 as more fully discussed in “Compensation Discussion and Analysis—2013 PSUs.”

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

Covenant	Neil Cole	Jeff Lupinacci (3)	Seth Horowitz (5)	David Blumberg	Jason Schaefer
Confidentiality	Infinite duration	Infinite duration	Infinite duration	Infinite duration	Infinite duration
Non-solicitation	Two years(1)	(4)	(4)	Two years (1)	(4)
Non-competition	One year(1)	(4)	(4)	Two years (1)	(4)
Non-interference	(2)	(4)	(4)	Two years (1)	(4)
Non-disparagement	Five years(1)	None	None	None	None

(1)	Covenant runs during the term and a period as noted from the date the executive’s employment agreement is terminated.
(2)	Mr. Cole’s employment agreement with us provides that during the term and a period of (i) two years thereafter, Mr. Cole cannot solicit our employees, (ii) one year thereafter, Mr. Cole cannot solicit our customers and (iii) one year thereafter, Mr. Cole may not interfere in any manner with our relationship with our vendors.
(3)	Mr. Lupinacci ceased to be an executive officer in March 2015.
(4)	Covenant ends on December 31, 2016. Covenant runs from the date of executive’s employment agreement.
(5)	Mr. Horowitz ceased to be an executive officer in April 2015.

Termination Payments (without a change in control)

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the named executive officers under each employment agreement, assuming that a termination circumstance occurred as of December 31, 2014 and a “change in control” had not occurred:

Type of Payment	Termination Event	Neil Cole(1)		Jeff Lupinacci(1)		Seth Horowitz(1)		Jason Schaefer(1)		David Blumberg(1)
Payment of earned but unpaid salary, unreimbursed expense, and accrued but unused vacation time(2)	Termination for Cause or by executive without Good Reason	None		None		None		None		None
Earned but unpaid bonuses(2)	Termination without Cause or by executive for Good Reason, death or disability	None		None		None		None		None
Lump Sum Severance Payment	Termination without Cause or by executive for Good Reason	$3,000,000	(3)	$1,200,000	(4)	$1,250,000		$800,000	(4)	$1,145,833	(4)
Pro rata portion of current year bonuses	Death, Disability termination without Cause, or termination by executive for Good Reason	$1,125,000	(6)	None	(5)	None	(5)	None	(5)	None	(6)
Continued coverage under medical, dental, hospitalization and life insurance plans	Disability, termination without Cause, or termination by executive for Good Reason	$64,484		$1,423		$64,214		$63,728		$65,927

(1)	See employment agreement descriptions beginning on page 24 for information regarding acceleration of vesting and forfeiture of PSUs and RSUs. Mr. Lupinacci ceased to be an executive officer of the Company in March 2015; Mr. Horowitz ceased to be an executive officer of the Company in April 2015.
(2)	At December 31, 2014, each named executive officer is assumed to have received all such payments.
(3)	Payable one half in monthly installments, and half on December 31, 2014.
(4)	These amounts are payable in lump sum within 30 days of termination. Assumes that all earned bonuses have been paid.
(5)	All such bonuses are discretionary.
(6)	All such bonuses are performance based.

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

In addition to the payments made upon termination by the Company without cause or termination by the executive for good reason, the employment agreements with Messrs. Clamen, Lupinacci and Horowitz provided, and the employment agreement with Mr. Schaefer provides that, if, within twelve months of a “change in control,” their employment is terminated by us without “cause” or they terminate their employment with us for “good reason,” as all such terms are defined in each employment agreement, we are obligated to make a lump-sum severance payment to each such named executive officer equal to $100 less than three times the named executive officer’s “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code). Under the same circumstances, the employment agreement with Mr. Blumberg obligates us to make a lump-sum severance payment to Mr. Blumberg equal to $100 less than three times the greater of (i) $400,000 or (ii) the average of the annual cash compensation received by Mr. Blumberg on or after the effective date of his employment agreement in his capacity as an employee of the Company during the “base period” (also as defined in Section 280G of the Internal Revenue Code).

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

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the named executive officers would have been entitled upon termination of employment if we had terminated their employment without cause within twelve (12) months following a “change in control” of our Company that (by assumption) occurred on December 31, 2014 and prior to the expiration of their respective employment agreements.

Name	Cash Severance Payment ($)		Continuation of Medical/ Welfare Benefits ($)	Present Value of Accelerated Vesting of Equity Awards ($) (1)		Present Value of Accelerated Payment of Bonus ($)		Total Termination Benefits ($)
Neil Cole	4,500,000	(2)	64,484	23,366,299	(5)	16,875	(6)	27,889,658
Warren Clamen	0		0	0		0		0
Jeff Lupinacci	1,517,992	(3)	1,423	0	(7)	0		1,519,415	(8)
Jason Schaefer	1,041,144	(3)	63,728	0		0		1,104,872	(8)
David Blumberg	3,445,733	(4)	65,927	907,082		0		4,418,742	(8)
Seth Horowitz	3,025,097	(3)	64,214	0		0		3,089,311	(8)

(1)	This amount represents: (a) with respect to all PSUs, or RSUs granted during the 2014 calendar year, the unrealized value of the unvested portion of the respective named executive officer’s PSUs and/or such RSUs based upon the closing price of our common stock on December 31, 2014, and (b) with respect to all other RSUs, the present value of the accelerated vesting of such RSUs. Additionally, this analysis presumes that PSUs with a vesting date of December 31, 2014, whether forfeited on such date or not forfeited on such date, would have become vested in full upon a change of control on December 31, 2014. For 280G purposes, we have assumed that the accelerated vesting of RSUs on a change in control is a “change in control payment.”
(2)	Payable within 60 days of termination.
(3)	Payable within 15 days of termination.
(4)	$2,849,900 is payable within 15 days of termination, and the remainder is payable within 30 days of termination.
(5)	Assumes no “catch-up” vesting of PSUs.
(6)	Represents the accelerated payment date of the 2014 bonus due to a change in control.
(7)	Does not include $127,829 of RSUs that vested on December 31, 2014 without regard to a change in control.
(8)	The employment agreement of the named executive officer requires that the total termination benefits that the named executive officer would otherwise be entitled to receive upon a change of control be reduced to the maximum amount that will not result in receipt by the named executive officer of an “excess parachute payment” as defined under 280G of the Code (the “280G Cutback”). The total termination benefits reported in this chart have been reduced by the 280G Cutback.

DIRECTOR COMPENSATION

The Compensation Committee determined that for each full year of service as a director of our company during 2014, each non-employee member of the Board of Directors would receive a cash payment of $80,000 in cash payable one half on January 1st and one half on July 1st and a number of shares of restricted stock with an aggregate value of $100,000 based on the closing price of the first trading day of each new year, with such shares vesting in full on July 1st of the year of grant. Additionally, each Chairperson of the Audit, Compensation and Governance Committees would receive additional cash payments of $25,000, $20,000 and $15,000, respectively.

The following table sets forth compensation information for 2014 for each person who served as a member of our Board of Directors at any time during 2014 who is not also an executive officer. An executive officer who serves on our Board of Directors does not receive additional compensation for serving on the Board of Directors. See Summary Compensation Table and Grants of Plan-Based Awards Table for disclosures related to our Chairman of the Board, President and Chief Executive Officer, Neil Cole.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Barry Emanuel	$80,000	$100,000	—	—	—	—	$180,000
Drew Cohen	95,000	100,000	—	—	—	—	195,000
F. Peter Cuneo	105,000	100,000	—	—	—	—	205,000
Mark Friedman	100,000	100,000	—	—	—	—	200,000
James A. Marcum	80,000	100,000	—	—	—	—	180,000
Sue Gove(2)	13,334	16,667	—	—	—	—	30,001

(1)	Represents the aggregate grant date fair value. See Note 6 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a discussion for the relevant assumptions used in calculating grant date fair value. At December 31, 2014 our non-employee directors owned the following unexercised options—Barry Emanuel—20,000.
(2)	Ms. Gove joined our Board of Directors on October 30, 2014, as previously reported on the Company’s Form 8-K filed on November 4, 2014.

Director Compensation for 2015. Following its annual review of director compensation, the Compensation Committee determined that it would not alter director compensation, and therefore, the 2014 compensation for our directors described above remains in effect for 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding beneficial ownership of our common stock as of April 21, 2015 by each of our directors and our named executive officers, all of our executive officers and directors, as a group, and each person known by us to beneficially hold more than five percent of our common stock, based on information obtained from such persons.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock underlying options, warrants, restricted stock units and other convertible securities that are exercisable or convertible within 60 days of April 21, 2015 and shares of our common stock underlying restricted stock awards that vest within 60 days of April 21, 2015 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder’s percentage ownership. The same securities may be beneficially owned by more than one person. Percentage ownership is based on 48,625,552 shares of our common stock outstanding as of April 21, 2015. The address for each beneficial owner, unless otherwise noted, is c/o Iconix Brand Group, Inc. at 1450 Broadway, New York, New York 10018.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Company’s Outstanding Common Stock Beneficially Owned
Neil Cole	2,028,143	(1)	4%
David Blumberg	179,355	(2)	*
Jason Schaefer	10,792		*
Barry Emanuel	59,608		*
Drew Cohen	35,062	(3)	*
F. Peter Cuneo	140,838	(4)	*
Mark Friedman	39,306		*
James A. Marcum	47,382		*
Sue Gove	3,377		*
BlackRock, Inc. 40 East 42nd Street New York, NY 10022	4,869,085	(5)	10.1%
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	3,353,854	(6)	6.9%
Southern Sun Asset Management 6070 Poplar Avenue, Suite 300 Memphis, TN 38119	4,266,544	(7)	8.8%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	4,503,597	(8)	9.4%
All directors and executive officers as a group (9 persons)	2,502,224	(9)	5%

*	Less than 1%
(1)	Includes (i) 1,181,614 shares of common stock underlying 2008 RSUs that have vested but the delivery of which Mr. Cole has agreed to defer and (ii) 10,000 shares of common stock owned by Mr. Cole’s children. Does not include (i) shares held in Mr. Cole’s account under the Company’s 401(k) savings plan, (ii) 68,306 shares of common stock underlying 2011 RSUs that have not yet vested and (iii) 455,375 2011 PSUs that have not yet vested.
(2)	Includes (i) 5,000 shares of common stock issuable upon exercise of options owned by Mr. Blumberg and (ii) 75,000 shares of common stock issuable upon exercise of options owned by Blumberg Associates, LLC. 93,415 shares are held in a margin account as collateral.
(3)	Includes 20,000 shares of common stock issuable upon exercise of options owned by Mr. Emanuel.
(4)	Mr. Cuneo has pledged these shares as collateral for a line of credit.
(5)	Based on a Schedule 13G/A filed on January 9, 2015, BlackRock, Inc. is deemed to have beneficial ownership of these shares. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares. The BlackRock, Inc., subsidiaries which acquired these shares are BlackRock Japan Co. Ltd.; BlackRock Institutional Trust Company, N.A.; BlackRock Fund Advisors; BlackRock Asset Management Canada Limited; BlackRock Asset Management Australia Limited; BlackRock Advisors, LLC; BlackRock Asset Management Ireland Limited; BlackRock International Limited; BlackRock Investment Management, LLC; BlackRock Advisors (UK) Limited and BlackRock Investment Management (UK) Limited. BlackRock, Inc. has sole voting and dispositive power in respect of these shares.
(6)	Based on a Schedule 13G/A filed on February 9, 2015, The Vanguard Group, Inc. (the “Vanguard Group”) is deemed to have beneficial ownership of these shares, of which (i) 62,804 shares are owned beneficially by Vanguard Fiduciary Trust Company, a wholly owned subsidiary of the Vanguard Group, as a result of its serving as investment manager of collective trust accounts and (ii) 3,200 shares are owned beneficially by Vanguard Investments Australia, Ltd., a wholly owned subsidiary of The Vanguard Group, Inc., as a result of its serving as an investment manager of Australian investment offerings.
(7)	Based on a Schedule 13G filed on February 13, 2015, Michael W. Cook Asset Management d/b/a SouthernSun is deemed to have beneficial ownership of these shares.
(8)	Based on a Schedule 13G/A filed on February 5, 2015, Dimensional Fund Advisors LP is deemed to have beneficial ownership of these shares. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.
(9)	Includes 100,000 shares of common stock issuable upon exercise of options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	131,077	$12.24	2,327,704
Equity compensation plans not approved by security holders(1):	40,000	$8.03	—

Total	171,077	$11.26	2,327,704

(1)	Represents the aggregate number of shares of common stock issuable upon exercise of 40,000 options issued under the terms of our 2001 Stock Option Plan. These options expire at various dates through December 28, 2015, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 6 of Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a description of our stock option and stock incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to its charter, our audit committee must review and approve, where appropriate, all related party transactions.

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole, our Chairman of the Board, Chief Executive Officer and President, for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company less than $0.1 million and $0.1 million at December 31, 2014 and December 31, 2013, respectively. The Candie’s Foundation intends to pay-off the entire borrowing from the Company during 2015, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of approximately $95,000, $90,000, and $155,000 for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which Neil Cole, our Chairman of the Board, Chief Executive Officer and President, is the sole owner. We believe that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

Board Independence

Our Board of Directors has determined that Messrs. Cohen, Cuneo, Emanuel, Friedman and Marcum and Ms. Gove are each an “independent director” under the applicable Listing Rules of NASDAQ.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of the Company’s annual financial statements for 2014 and 2013, internal controls over financial reporting and the reviews of the financial statements included in the Company’s Forms 10-Q, comfort letters and consents related to SEC registration statements for 2014 and 2013 totaled approximately $999,800 and $616,400, respectively. We previously disclosed 2013 Audit Fees billed by BDO USA, LLP of $866, 500. We reclassified $250,000 of this amount from Audit Fees, as part of 2013 Audit-Related Fees, as described below. The 2013 Audit-Related Fees below include the $250,000 that was previously reported as 2013 Audit Fees.

Audit-Related Fees. There were approximately $111,100 and $260,000 aggregate fees billed by BDO USA, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and other capital raising activities for 2014 and 2013, respectively, and that are not disclosed in the paragraph captioned “Audit Fees” above.

Tax Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for tax compliance and consulting for 2014 and 2013, were approximately $233,600 and $244,100, respectively.

All Other Fees. There were no fees billed by BDO USA, LLP, for products and services other than the services described in the paragraphs captioned “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for 2014 and 2013.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO USA, LLP in 2014. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved all the foregoing audit services and permissible non-audit services provided by BDO USA, LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2014 and 2013

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

ICONIX BRAND GROUP, INC.

Date: April 30, 2015	By:	/s/ Neil Cole
Neil Cole
President and Chief Executive Officer

/s/ David Blumberg
David Blumberg
Executive Vice President and Interim Chief Financial Officer

Index to Exhibits

Exhibit Numbers	Description

2.1	Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC(1)+

2.2	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC(2)+

2.3	Purchase Agreement dated as of April 26, 2010 by and among the Company, United Features Syndicate, Inc. and The E.W. Scripps Company(3)+

2.4	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC(4)+

2.5	Asset Purchase Agreement dated October 26, 2011 by and between the Company and Sharper Image Acquisition LLC(5)+

2.6	Asset Purchase Agreement dated October 24, 2012 by and among Iconix Brand Group, Inc., Umbro IP Holdings LLC, Iconix Luxembourg Holdings SÀRL, Umbro International Limited, Nike Global Services Pte. Ltd. and NIKE, Inc(6)+

3.1	Certificate of Incorporation, as amended(9)

3.2	Restated and Amended By-Laws(10)

4.1	Indenture, dated May 23, 2011, between the Company and The Bank of New York Mellon Trust, N.A.(11)

4.2	Global Note(11)

4.3	Base Indenture dated November 29, 2012(12)

4.4	Supplemental Indenture dated November 29, 2012(12)

4.5	Supplemental Indenture Series 2013-1 Supplement dated as of June 21, 2013(8)

4.6	Indenture 1.50% Convertible Senior Subordinated Notes Due 2018 dated as of March 18, 2013(39)

4.7	Global Note(39)

10.2	2000 Stock Option Plan of the Company(14)*

10.3	2001 Stock Option Plan of the Company(15)*

10.4	2002 Stock Option Plan of the Company(16)*

10.5	Non-Employee Director Stock Incentive Plan(17)*

10.6	401(K) Savings Plan of the Company(18)

10.7	Employment Agreement between Neil Cole and the Company dated January 28, 2008(7)*

10.8	Option Agreement of Neil Cole dated November 29, 1999(18)*

10.9	The Company’s 2006 Equity Incentive Plan and forms of options granted thereunder(19)*

10.10	Form of Restricted Stock Agreement for officers under the Company’s 2006 Equity Incentive Plan(20)*

10.11	Form of Restricted Stock Agreement for Directors under the Company’s 2006 Equity Incentive Plan(20)*

10.12	Form of Option Agreement under the Company’s 1997 Stock Option Plan(21)*

10.13	Form of Option Agreement under the Company’s 2000 Stock Option Plan(21)*

10.14	Form of Option Agreement under the Company’s 2001 Stock Option Plan(21)*

10.15	Form of Option Agreement under the Company’s 2002 Stock Option Plan(21)*

10.16	Common Stock Purchase Warrant issued to UCC Consulting Corporation(22)

10.17	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company(23)

10.18	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole(24)*

10.19	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole(24)*

10.20	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices(24)

10.21	Iconix Brand Group, Inc. Executive Incentive Bonus Plan(25)

10.22	Agreement dated May 2008 between the Company and Neil Cole(26)*

10.23	Agreement dated December 24, 2008 between the Company and Neil Cole(27)*

10.24	Form of restricted stock agreement under the 2009 Equity Incentive Plan(28)*

10.25	Form of stock option agreement under the 2009 Equity Incentive Plan(28)*

10.26	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009(28)*

10.27	Restricted Stock Agreement with Warren Clamen dated September 22, 2009(28)*

10.28	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009(28)*

10.29	Employment Agreement dated February 26, 2009 between the Company and David Blumberg(29)*

10.30	Restricted Stock Agreement with David Blumberg dated September 22, 2009(29)*

10.31	Purchase Agreement, dated May 17, 2011, among Iconix Brand Group, Inc., Barclays Capital Inc. and Goldman, Sachs & Co.(11)

10.32	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.33	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company and Goldman, Sachs & Co.(11)

10.34	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.35	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Goldman, Sachs & Co.(11)

10.36	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.37	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Goldman, Sachs & Co.(11)

10.38	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.39	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Goldman, Sachs & Co.(11)

10.40	Amendment to Employment Agreement between Neil Cole and the Company dated June 17, 2011(30)*

10.41	Restricted Stock Agreement dated June 17, 2011 between the Company and Neil Cole(31)*

10.42	Restricted Stock Performance Unit Agreement dated June 17, 2011 between the Company and Neil Cole(31)*

10.43	Employment Agreement Amendment dated October 7, 2011 between the Company and Warren Clamen(32)*

10.44	Employment Agreement Amendment dated October 7, 2011 between the Company and Andrew Tarshis(32)*

10.45	Revolving Credit Agreement dated as of November 22, 2011 among the Company, as Borrower, and the several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Syndication Agents, Barclays Bank PLC, as Documentation Agent, and Barclays Bank PLC, as Administrative Agent(33)

10.46	Guarantee and Collateral Agreement dated as of November 22, 2011 made by the Company and certain of its Subsidiaries in favor of Barclays Bank PLC, as Administrative Agent(33)

10.47	Employment Agreement dated March 5, 2012 between the Company and David Blumberg(34)*

10.48	Class A-1 Note Purchase Agreement dated November 29, 2012 by and among Registrant, Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, Barclays Bank PLC, as L/C Provider, Barclays Bank PLC as Swingline Lender and Barclays Bank PLC, as Administrative Agent(12)

10.49	Management Agreement dated November 29, 2012 by and among the Co-Issuers, Registrant and Citibank, N.A., as trustee(12)

10.50	Amendment to Employment Agreement entered into February 15, 2013 to be effective February 1, 2013 between the Company and David Blumberg(35)*

10.51	PSU Agreement dated February 15, 2013 between Iconix Brand Group, Inc. and David Blumberg(35)*

10.52	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Executive)(36)*

10.53	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-Executive)(36)*

10.54	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-employee Director)(36)*

10.55	Amended and Restated 2009 Equity Incentive Plan(36)*

10.56	Clawback policy form of Acknowledgement(36)*

10.57	Employment Agreement dated as of August 19, 2013 between the Company and Jason Schaefer(37)*

10.58	Employment Agreement Amendment dated as of March 18, 2014 between the Company and Seth Horowitz(38)*

10.59	Employment Agreement dated as of March 18, 2014 between the Company and Jeff Lupinacci(38)*

10.60	Purchase Agreement dated March 12, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc.(39)

10.61	Confirmation of OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)

10.62	Confirmation of Additional OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)

10.63	Confirmation of OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)

10.64	Confirmation of Additional OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)

10.65	Reconciliation Tables for Non-GAAP numbers++

21	Subsidiaries of the Company(40)

23	Consent of BDO USA, LLP(40)

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002++

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002++

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002(40)

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002(40)

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 26, 2011 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 30, 2012 and incorporated by reference herein.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 21, 2013 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 6, 2012 and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 17, 2011 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 29, 2012 and incorporated by reference herein.
(13)	Intentionally omitted.
(14)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.
(16)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.
(17)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
(21)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.
(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.
(25)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.
(26)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.
(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 24, 2008 and incorporated by reference herein.

(28)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
(29)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.
(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 17, 2011 and incorporated by reference herein.
(31)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.
(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 7, 2011 and incorporated by reference herein.
(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 22, 2011 and incorporated by reference herein.
(34)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 5, 2012 and incorporated by reference herein.
(35)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and incorporated by reference herein.
(36)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 and incorporated by reference herein.
(37)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.
(38)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 18, 2014 and incorporated by reference herein.
(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 12, 2013 and incorporated by reference herein.
(40)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated by reference herein.
*	Denotes management compensation plan or arrangement
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Iconix Brand Group, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
**	Portions of this document have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was granted under Rule 24b-2 of the Securities Exchange Act of 1934.
++	Filed herewith.

Exhibit 10.65

The following tables detail unaudited reconciliations from non-GAAP amounts to U.S. GAAP and include reconciliations related to ASC Topic 470 as it relates to accounting for convertible debt, incremental dilutive shares related to our convertible debt that are covered by our existing convertible note hedges, and non-cash gains related to the re-measurement of investments.

Note: All items in the following reconciliation tables are attributable to Iconix Brand Group, Inc. and exclude results related to non-controlling interests.

(in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three months ended		Year ended
Net income reconciliation	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2013
Non-GAAP net income (1)	$28,337	$30,215	$145,528	$142,173

GAAP net income	$23,870	$26,146	$152,736	$128,048
Adjustments:
Non-cash interest related to ASC Topic 470	6,872	6,358	26,804	22,071
Non-cash gain related to investment in Iconix Latin America	—	—	(37,893)	—
Taxes related to above items	(2,405)	(2,289)	3,881	(7,946)

Net	4,467	4,069	(7,208)	14,125

Non-GAAP net income	$28,337	$30,215	$145,528	$142,173

Non-GAAP weighted average diluted shares reconciliation

	(Unaudited)		(Unaudited)
	Three months ended		Year ended
	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014 (3)	Dec. 31, 2013
Non-GAAP weighted average diluted shares	50,352	55,819	52,257	59,390

GAAP weighted average diluted shares	54,552	59,540	57,366	60,734
Less: additional incremental dilutive shares covered by hedges for: (2)
2.50% Convertible Notes	(1,819)	(2,199)	(2,209)	(732)
1.50% Convertible Notes	(2,381)	(1,522)	(2,900)	(612)

Subtotal	(4,200)	(3,721)	(5,109)	(1,344)

Non-GAAP weighted average diluted shares	50,352	55,819	52,257	59,390

	(Unaudited)		(Unaudited)
	Three months ended		Year ended
Diluted EPS reconciliation	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014 (3)	Dec. 31, 2013
Non-GAAP diluted EPS (1)	$0.56	$0.54	$2.78	$2.39

GAAP diluted EPS	$0.44	$0.44	$2.66	$2.11
Adjustments for non-cash interest related to ASC 470, net of tax	$0.12	$0.10	$0.54	$0.28
Non-cash gain related to investment in Iconix Latin America, net of tax	—	—	($0.42)	—

Non-GAAP diluted EPS	$0.56	$0.54	$2.78	$2.39

Forecasted Diluted EPS	Year Ending Dec. 31, 2015
	High	Low
Forecasted Non-GAAP diluted EPS (1)	$3.15	$3.00

Forecasted GAAP diluted EPS	$3.20	$3.06
Non-cash gain related to re-measurement of investment, net of tax	($0.53)	($0.53)
Adjustments for non-cash interest related to ASC 470, net of tax, and incremental dilutive shares covered by hedges	$0.48	$0.47

Forecasted Non-GAAP Diluted EPS	$3.15	$3.00

(1)	Non-GAAP net income and non-GAAP diluted EPS (along with non-GAAP weighted average diluted shares) are non-GAAP financial measures which represent net income excluding any non-cash interest related to ASC Topic 470 and non-cash non-recurring gains and charges, net of tax, and any incremental dilutive shares related to our convertible notes that are covered by their respective hedges. The Company believes these are useful financial measures in evaluating its financial condition because they are representative of only actual cash results.
(2)	Based on the average closing stock price for the three month and year ended December 31, 2014 there were potential dilutive shares related to our convertible notes for GAAP purposes; however, the Company will not be responsible for issuing a portion of these shares as they are covered by our convertible notes hedges.
(3)	Non-GAAP diluted shares for the year ended December 31, 2014 includes a correction to the first quarter 2014 non-GAAP diluted share count by 1.2 million fewer shares related to the anti-dilutive impact of the Company’s convertible notes hedges.

EBITDA Reconciliation from Net Income

	(Unaudited)		(Unaudited)
	Three months ended		Year ended
	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2013
EBITDA (4)	$50,358	$60,130	$263,783	$262,943

Reconciliation of EBITDA:
Net Income	$23,870	$26,146	$152,736	$128,048
Add: Income taxes	5,498	10,643	61,737	58,075
Add: Net interest expense and non-cash gain related to investment in Iconix Latin America	19,630	21,170	43,234	67,995
Add: Depreciation and amortization of certain intangibles	1,360	2,171	6,076	8,825

EBITDA	$50,358	$60,130	$263,783	$262,943

EBITDA Reconciliation from Cash Flow from Operations	(Unaudited) Year ended
	Dec. 31, 2014	Dec. 31, 2013
EBITDA (4)	$263,783	$262,943

Reconciliation of EBITDA:
Net cash provided by operating activities	$162,520	$203,152
Add / (Less):
Gain from sale of trademarks and formation of joint ventures	54,303	34,579
Cash interest expense, net	46,713	39,224
Cash taxes	16,163	26,659
Other	8,705	2,220
Net income attributable to non-controlling interest	(14,693)	(14,539)
Stock compensation expense	(18,492)	(20,018)
Provision for doubtful accounts	(11,127)	(9,718)
Net change in balance sheet items	19,691	1,384

EBITDA	$263,783	$262,943

(4)	EBITDA, a non-GAAP financial measure, represents net income before income taxes, interest, other non-operating gains and losses, depreciation and amortization expenses. The Company believes EBITDA provides additional information for determining its ability to meet future debt service requirements, investing and capital expenditures, and is useful because it provides supplemental information to assist investors in evaluating the Company’s financial condition.

Free Cash Flow Reconciliation

With respect to the redefined presentation of free cash flow, the Company’s historic reported free cash flow did not account for the timing of payments. It reflected both cash from operations plus any notes the Company received in year from business initiatives such as the formation of joint ventures. The increased number of joint venture transactions in 2014 has led to an increase in the receivable component of the Company’s previous free cash flow calculation. The revised free cash flow calculation includes only cash received in the period.

The tables below reflect our new presentation of free cash flow.

	(Unaudited)		(Unaudited)
	Three months ended		Year ended
(in thousands)	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2013
Free Cash Flow (5)	$46,302	$57,426	$174,282	$235,519

Reconciliation of Free Cash Flow:
Net cash provided by operating activity	$38,074	$42,934	$162,520	$203,152
Less: Capital expenditures	(419)	(163)	(1,505)	(1,209)
Add: Cash received from sale of trademarks and formation of joint ventures	10,185	18,505	24,915	41,866
Less: Distributions to non-controlling interests	(1,538)	(3,850)	(11,648)	(8,290)

Free Cash Flow	$46,302	$57,426	$174,282	$235,519

Forecasted Free Cash Flow	Year Ending Dec. 31, 2015
	High	Low
Free Cash Flow (5)	$218,000	$208,000

Reconciliation of Free Cash Flow:
Net cash provided by operating activity	$195,000	$190,000
Less: Capital expenditures	(2,000)	(2,000)
Add: Cash received from sale of trademarks and formation of joint ventures	43,000	38,000
Less: Distributions to non-controlling interests	(18,000)	(18,000)

Free Cash Flow	$218,000	$208,000

(5)	Free Cash Flow, a non-GAAP financial measure, represents net cash provided by operating activities, plus cash received from the sale of trademarks and formation of joint ventures, less distributions to non-controlling interests and capital expenditures. Free Cash Flow excludes notes receivable from sale of trademarks and the formation of joint ventures, mandatory debt service requirements, and other non-discretionary expenditures. Free Cash Flow should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating results presented in accordance with GAAP. The Company believes Free Cash Flow is useful because it provides information regarding actual cash received in a specific period from the Company’s comprehensive business strategy of maximizing the value of its brands through traditional licensing, international joint ventures and other arrangements. We have excluded the cash used to buy back our joint venture membership interests from the above definition because we believe that like other acquisitions, such actions are capital transactions. It also provides supplemental information to assist investors in evaluating the Company’s financial condition and ability to pursue opportunities that enhance shareholder value.