Form 10-Q
period 2015-03-31
ICONIX BRAND GROUP, INC.
filed 2015-05-08
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

Common Stock, $.001 Par Value- 47,735,078 shares as of May 5, 2015.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$86,751	$128,019
Restricted cash	43,550	59,560
Accounts receivable, net	124,591	118,774
Deferred income tax assets	10,326	10,328
Other assets – current	62,227	68,587

Total Current Assets	327,445	385,268

Property and equipment:
Furniture, fixtures and equipment	23,658	22,704
Less: Accumulated depreciation	(15,439)	(14,946)

	8,219	7,758

Other Assets:
Other assets	63,814	63,334
Trademarks and other intangibles, net	2,182,708	2,024,541
Deferred financing costs, net	18,601	19,842
Investments and joint ventures	181,917	140,910
Goodwill	239,198	231,738

	2,686,238	2,480,365

Total Assets	$3,021,902	$2,873,391

Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$45,223	$38,286
Deferred revenue	22,470	24,978
Current portion of long-term debt	61,123	61,123
Other liabilities – current	15,895	12,741

Total current liabilities	144,711	137,128

Deferred income tax liability	334,176	322,888
Long-term debt, less current maturities	1,425,189	1,332,954
Other liabilities	10,715	11,660

Total Liabilities	1,914,791	1,804,630

Redeemable Non-Controlling Interest	14,403	14,224
Commitments and contingencies

Stockholders’ Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 80,257 and 79,263, respectively	80	79
Additional paid-in capital	966,865	948,714
Retained earnings	872,260	809,420
Accumulated other comprehensive loss	(62,425)	(24,186)
Less: Treasury stock – 31,796 and 31,310 shares at cost, respectively	(829,409)	(812,429)

Total Iconix Brand Group, Inc. Stockholders’ Equity	947,371	921,598

Non-controlling interest	145,337	132,939

Total Stockholders’ Equity	1,092,708	1,054,537

Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$3,021,902	$2,873,391

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2015	2014
Licensing revenue	$95,387	$112,167
Other revenue	—	3,971

Total Revenue	95,387	116,138
Selling, general and administrative expenses	44,155	48,202

Operating income	51,232	67,936
Other (income) expenses:
Interest expense	21,296	21,156
Interest income	(814)	(601)
Other income	(47,365)	(37,893)
Foreign currency translation gain	(10,500)	—
Equity earnings on joint ventures	(3,202)	(3,122)

Other income - net	(40,585)	(20,460)
Income before income taxes	91,817	88,396
Provision for income taxes	25,910	25,554

Net income	$65,907	$62,842
Less: Net income attributable to non-controlling interest	$3,067	$3,074

Net income attributable to Iconix Brand Group, Inc.	$62,840	$59,768

Earnings per share:
Basic	$1.30	$1.21

Diluted	$1.21	$1.03

Weighted average number of common shares outstanding:
Basic	48,158	49,522

Diluted	51,909	58,051

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$65,907	$62,842
Other comprehensive income:
Foreign currency translation	(38,239)	(288)

Total other comprehensive income	(38,239)	(288)
Comprehensive income	$27,668	$62,554

Less: comprehensive income attributable to non-controlling interest	3,067	3,074

Comprehensive income attributable to Iconix Brand Group, Inc.	$24,601	$59,480

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2015

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total
	Shares	Amount
Balance at January 1, 2015	79,263	$79	$948,714	$809,420	$(24,186)	$(812,429)	$132,939	$1,054,537
Issuance of common stock related acquisition of interest in joint venture	465	—	15,703	—	—	—	—	15,703
Shares issued on vesting of restricted stock	529	1	—	—	—	—	—	1
Tax benefit of stock option exercises	—	—	54	—	—	—	—	54
Compensation expense in connection with restricted stock	—	—	2,573	—	—	—	—	2,573
Shares repurchased on the open market	—	—	—	—	—	(6,980)	—	(6,980)
Cost of shares repurchased on vesting of restricted stock	—	—	—	—	—	(10,000)	—	(10,000)
Change in redemption value of redeemable non-controlling interest	—	—	(179)	—	—	—	—	(179)
Net income	—	—	—	62,840	—	—	3,067	65,907
Foreign currency translation	—	—	—	—	(38,239)	—	—	(38,239)
Distributions to joint ventures	—	—	—	—	—	—	(3,002)	(3,002)
Non-controlling interest of acquired companies	—	—	—	—	—	—	12,333	12,333

Balance at March 31, 2015	80,257	$80	$966,865	$872,260	$(62,425)	$(829,409)	$145,337	$1,092,708

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$65,907	$62,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	435	695
Amortization of trademarks and other intangibles	902	1,495
Amortization of deferred financing costs	1,241	1,403
Amortization of convertible note discount	7,516	7,078
Stock-based compensation expense	2,573	2,515
Non-cash gain on re-measurement of equity investment	(47,365)	(37,893)
Provision for doubtful accounts	1,263	1,000
Earnings on equity investments in joint ventures	(3,202)	(3,122)
Distributions from equity investments	545	997
Gain on sale of trademarks	—	(3,971)
Deferred income tax provision	8,411	19,733
Gain on foreign currency translation	(10,500)	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(9,192)	(8,918)
Other assets – current	10,930	3,923
Other assets	3,783	(7,766)
Deferred revenue	(1,954)	5,694
Accounts payable and accrued expenses	1,773	7,040

Net cash provided by operating activities	33,066	52,745

Cash flows used in investing activities:
Purchases of property and equipment	(976)	(315)
Acquisition of interest in Iconix China, net of cash acquired	(20,400)	—
Acquisition of interest in Pony	(37,000)	—
Acquisition of interest in Strawberry Shortcake	(105,000)	—
Acquisition of interest in Iconix Latin America	—	(42,000)
Additional investments in joint ventures	—	(22)
Proceeds from sale of trademarks	995	995
Additions to trademarks	(96)	(213)

Net cash used in investing activities	(162,477)	(41,555)

Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(6,290)	(109,422)
Proceeds from Variable Funding Notes	100,000	—
Payment of long-term debt	(15,281)	(15,313)
Distributions to non-controlling interests	(3,002)	(4,023)
Excess tax benefit from share-based payment arrangements	54	898
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(3,156)	(13,571)
Proceeds from exercise of stock options and warrants	—	1,861
Restricted cash	16,010	1,600

Net cash provided by (used in) financing activities	88,335	(137,970)
Effect of exchange rate changes on cash	(192)	90

Net decrease in cash and cash equivalents	(41,268)	(126,690)
Cash and cash equivalents, beginning of period	128,019	278,789

Cash and cash equivalents, end of period	$86,751	$152,099

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash paid during the period:
Income taxes	$2,536	$7
Interest	$11,889	$11,931

Non-cash investing and financing activities:
Sale of trademarks for note receivable	$—	$3,171
Shares repurchased on the open market included in payables	$690	$—
Issuance of shares in connection with purchase of Iconix China	$15,703	$—
Note Receivable in connection with Strawberry Shortcake acquisition	$8,654	$—
Shares repurchased on vesting of restricted stock included in accrued expenses	$10,000	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(dollars are in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company”, “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“FY 2014”).

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		March 31, 2015		December 31, 2014
(000’s omitted)	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks and copyrights	Indefinite	$2,168,318	$—	$2,012,333	$—
Definite-lived trademarks	10-15	19,629	11,264	19,629	10,985
Non-compete agreements	2-15	940	509	940	450
Licensing contracts	1-9	27,173	21,579	24,323	21,249

		$2,216,060	$33,352	$2,057,225	$32,684

Trademarks and other intangibles, net			$2,182,708		$2,024,541

In March 2015, the Company acquired the 50% interest in Iconix China held by its joint venture partner, thereby increasing its ownership in Iconix China to 100%. As a result of this transaction, Iconix China is now consolidated with the Company, which increased the Company’s indefinite lived trademarks by $40.5 million. See Note 3 for further details on this transaction.

In March 2015, the Company acquired the Strawberry Shortcake brand. As a result of this transaction the Company’s indefinite-lived trademarks increased by $93.5 million. See Note 3 for further details on this transaction.

In February 2015, the Company acquired through its wholly-owned subsidiary, US Pony Holdings, LLC, the rights to the Pony brand in respect of the United States, Canada and Mexico. Immediately following such acquisition, a third party contributed specified assets to US Pony Holdings, LLC in exchange for a 25% minority interest in the entity. As a result of these transactions, US Pony Holdings, LLC is consolidated with the Company, which increased the Company’s indefinite-lived trademarks by $48.0 million. See Note 3 for further details on this transaction.

Amortization expense for intangible assets for the Current Quarter and for March 31, 2014 (the “Prior Year Quarter”) was $0.9 million and $1.5 million, respectively.

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy, Sharper Image, Umbro, Modern Amusement, Buffalo, Lee Cooper, Hydraulic, Nicholas Graham, Strawberry Shortcake and Pony have been determined to have an indefinite useful life and accordingly no amortization has been recorded in the Company’s unaudited condensed consolidated income statements. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of income at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter. There was no impairment of the indefinite-lived trademarks during the Current Quarter or the Prior Year Quarter. Further, as it relates to the Company’s definite-lived trademarks, there was no impairment of the definite-lived trademarks during the Current Quarter or the Prior Year Quarter.

3. Consolidated Entities

The following entities and joint ventures are consolidated with the Company:

Iconix China

In September 2008, the Company and Novel Fashions Brands Limited (“Novel”) formed a joint venture (“Iconix China”) to develop and market the Company’s brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “China Territory”). Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in the China Territory and committed to contribute $5.0 million, and Novel committed to contribute $20 million to Iconix China. Upon closing of the transaction, the Company contributed $2.0 million and Novel contributed $8.0 million. In September 2009, the parties amended the terms of the transaction to eliminate the obligation of the Company to make any additional contributions and to reduce Novel’s remaining contribution commitment to $9.0 million, $4.0 million of which was contributed in July 2010, $3.0 million of which was contributed in May 2011, and $2.0 million of which was contributed in June 2012.

In March 2015, the Company purchased from Novel Fashion Brands Limited its 50% interest in Iconix China for $56.1 million, of which $40.4 million was paid in cash and $15.7 million was paid in the Company’s common stock (the “2015 Buy-out”), thereby taking 100% of the equity interests in Iconix China. The following is a reconciliation of consideration paid to Novel Fashion Brands Limited:

Cash paid to Novel Fashion Brand Limited	$40,400
Shares issued to the seller	15,703
Offset of accounts receivable	1,269

Fair value of 50% interest in Iconix China	$57,372

As a result of the 2015 Buy-out, Iconix China is subject to consolidation and is included in the Company’s unaudited condensed consolidated financial statements at March 31, 2015.

The estimated fair value of the assets acquired, less liabilities assumed (which is preliminary and is subject to change), is allocated as follows:

Fair value of 50% interest in Iconix China	$57,372
Book value of Company equity investment prior to 2015 Buy-out	10,006
Gain on re-measurement of initial equity investment	47,365

$114,743

Trademarks	40,500
Investments in private companies	42,659
Cash	20,184
Other assets	5,432
Accrued expenses	(447)
Goodwill	6,415

$114,743

Other assets consist primarily of securities of a company publicly traded on the Hong Kong Exchange.

The Iconix China trademarks have been determined by management to have an indefinite useful life and accordingly no amortization is being recorded in the Company’s unaudited condensed consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis. The $6.4 million of goodwill resulting from the 2015 Buy-out is deductible for income tax purposes.

For the Current Quarter, there was no impact of consolidating Iconix China on the Company’s unaudited condensed consolidated income statement.

As part of this transaction, the Company also acquired, through its ownership of 100% of Iconix China, equity interests in the following private companies with an aggregate fair value of approximately $42.7 million: Candies Shanghai Fashion Co. Ltd. (which can be put by Iconix China to Shanghai La Chappelle Fashion Co., Ltd. for cash based on a pre-determined formula); Mark Ecko China Ltd.; Ningbo Material Girl Fashion Co., Ltd.; Tangli International Holdings Ltd.; Ecko Industry (Shanghai) Co., Ltd; and Joe Boxer China Ltd. See section entitled “Investments in Iconix China” for further detail on such investments.

Strawberry Shortcake

In March 2015, the Company completed its acquisition from American Greetings Corporation and its wholly-owned subsidiary, Those Characters From Cleveland, Inc. (collectively, “AG” or the “Seller”), of all of AG’s intellectual property rights and licenses and certain other related assets relating to the Strawberry Shortcake brand pursuant to an asset purchase agreement entered into in February 2015.

In accordance with the terms of the asset purchase agreement, at the closing, the Company paid the Seller $105.0 million in cash.

The cash paid to the Sellers and the estimated fair value of the assets acquired (which is preliminary and is subject to change), is allocated as follows:

Cash paid to sellers by the Company	$105,000

Trademarks	$93,546
License agreements	2,300
Note receivable	8,654
Goodwill	500

$105,000

The Note receivable represents amounts due from AG in respect of non-compete payments pursuant to a License Agreement entered into with AG simultaneously with the closing of the transaction. The Note is in the principal amount of $10.0 million and is paid in equal quarterly installments over a two year period.

For the Current Quarter, post-acquisition, the Company recognized approximately $1.4 million in revenue from such assets. The $0.5 million of goodwill resulting from the 2015 acquisition is deductible for income tax purposes.

PONY

In February 2015, the Company, through its newly-formed subsidiary, US Pony Holdings, LLC, (“Pony Holdings”) acquired the North American rights to the PONY brand. These rights include the rights in the US obtained from Pony, Inc. and Pony International, LLC (collectively, “US Pony Seller”), and the rights in Mexico and Canada obtained from Super Jumbo Holdings Limited (“Non-US Pony Seller” and, together with US Pony Seller, the “Pony Sellers”). The purchase price paid by the Company was $37.0 million. Pony Holdings is owned 75% by the Company and 25% by its partner Anthony L&S Athletics, LLC (“ALS”). ALS contributed to Pony Holdings its perpetual license agreement in respect of the U.S. and Canadian territories for a 25% interest in Pony Holdings. Additionally, the Company received an option to purchase, until February 28, 2015, from the Pony Sellers and their affiliates certain intellectual property-related assets and trademarks related to the Pony brand in Europe, the Middle East and Africa and was assigned by ALS the right to purchase from Pony Sellers and their affiliates certain intellectual property-related assets and trademarks related to the Pony brand in Latin America, which expired May 1, 2015. The Company did not exercise either of such rights.

The following table is a reconciliation of cash paid to Pony Sellers and the fair value of ALS’s non-controlling interest (which is preliminary and is subject to change):

Cash paid to Pony Sellers	$37,000
Fair value of 25% non-controlling interest to ALS	12,333

Fair value of PONY	$49,333

The estimated fair value of the assets acquired is allocated as follows:

Trademarks	$47,950
License agreements	550
Goodwill	833

$49,333

Accounting Standards Codification (“ASC”) 810- “Consolidations” (“ASC 810”) affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 75% membership interest in Pony Holdings compared to the minority owner’s 25% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide them with substantive participating rights in Pony Holdings. As such, Pony Holdings is subject to consolidation with the Company, which is reflected in the unaudited condensed consolidated financial statements.

For the Current Quarter, post-acquisition, the Company recognized approximately $0.8 million in revenue from Pony Holdings. The $0.8 million of goodwill resulting from the 2015 acquisition is deductible for income tax purposes.

Unaudited Pro Forma Information

Unaudited pro forma information for the transactions completed in the Current Quarter is not presented because the effects of such transactions, individually and in the aggregate, are considered immaterial to the Company.

Iconix Latin America

In December 2008, the Company formed a joint venture partnership, (“Iconix Latin America”), with New Brands, an affiliate of the Falic Group, to develop, exploit, market and license the Latin American territory comprising of Mexico, Central America, South America and the Caribbean. In February 2014, the Company purchased from New Brands its 50% interest in Iconix Latin America for $42.0 million, giving the Company a 100% interest in Iconix Latin America.

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

Hydraulic IP Holdings, LLC

In December 2014, the Company formed a joint venture with Top On International Group Limited (“Top On”). The name of the joint venture is Hydraulic IP Holdings, LLC (“Hydraulic IPH”), a Delaware limited liability company. The Company paid $6.0 million, which was funded entirely from cash on hand, in exchange for a 51% controlling ownership of Hydraulic IPH. Top On owns the remaining 49% interest in Hydraulic IPH. Hydraulic IPH owns the IP rights, licenses and other assets relating principally to the Hydraulic brand. Concurrently, Hydraulic IPH and iBrands International, LLC (“iBrands”) entered into a license agreement pursuant to which Hydraulic IPH licensed the Hydraulic brand to iBrands as licensee in certain categories and geographies. Additionally, the Company and Top On entered into a limited liability company agreement with respect to their ownership of Hydraulic IPH.

NGX, LLC

In October 2014, the Company formed a joint venture with NGO, LLC (“NGO”). The name of the joint venture is NGX, LLC (“NGX”), a Delaware limited liability company. The Company paid $6.0 million, which was funded entirely from cash on hand; in exchange for a 51% controlling ownership of NGX. NGO owns the remaining 49% interest in NGX. NGX owns the IP rights, licenses and other assets relating principally to the Nick Graham brand. Concurrently, NGX and NGL, LLC (“NGL”) entered into a license agreement pursuant to which NGX licensed the Nick Graham brand to NGL as licensee in certain categories and geographies. Additionally, the Company and NGO entered into a limited liability company operating agreement with respect to their ownership of NGX.

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

Peanuts Holdings

On June 3, 2010 (the “Peanuts Closing Date”), the Company consummated an interest purchase agreement with United Feature Syndicate, Inc. (“UFS”) and The E.W. Scripps Company (the “Parent”) (Parent and UFS, collectively, the “Sellers”), pursuant to which it purchased all of the issued and outstanding interests (“Interests”) of Peanuts Worldwide, a then newly formed Delaware limited liability company, to which, prior to the closing of this acquisition, copyrights and trademarks associated with the Peanuts characters and certain other assets were contributed by UFS. On the Peanuts Closing Date, the Company assigned its right to buy all of the Interests to Peanuts Holdings, a newly formed Delaware limited liability company and joint venture owned 80% by Icon Entertainment LLC (“IE”), a wholly-owned subsidiary of the Company, and 20% by Beagle Scouts LLC, a Delaware limited liability company (“Beagle”) owned by certain Schulz family trusts.

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

In connection with the Peanuts Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide. The Beagle Note bore interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on each anniversary of June 3 2010, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date. Principal was prepayable at any time. The Beagle Note was secured by the membership interest in Peanuts Holdings owned by Beagle. In the Current Quarter the remaining amount due on the Beagle Note was paid in full.

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees, Roc Apparel Group LLC (“RAG”) for $1. The Company has determined that this entity is a variable interest entity as defined by ASC 810. However, the Company is not the primary beneficiary of this entity. The investment in this entity is accounted for under the cost method of accounting. Subsequent to March 2009, this investment in RAG was assigned from Scion to the Company. From March 2009 through January 2014, the Company and its partner contributed approximately $11.8 million to Scion, which was deposited as cash collateral under the terms of RAG’s financing agreements. In June 2010, $3.3 million was released from collateral and distributed to the Scion members equally. In July 2014, the lender under such financing arrangement made a cash collateral call, reducing the Company’s restricted cash by $8.5 million. In FY 2014, the Company recorded a $2.7 million charge to reduce this receivable to $5.8 million. This amount will be paid pursuant to a binding term sheet entered into in April 2015 by the Company and the managing member of RAG.

In May 2012, Scion, through a newly formed subsidiary, Scion BBC LLC, purchased a 50% interest in BBC Ice Cream LLC, owner of the Billionaire Boys Club and Ice Cream brands for approximately $3.5 million.

In April 2015, the Company signed a binding term sheet to purchase the remaining 50% interest in Scion, which the Company has consolidated since inception, from Shawn “Jay-Z” Carter for $6.0 million increasing the Company’s ownership to 100%, also effectively increasing its interest in BBC Ice Cream LLC to 50%.

Joint Ventures/Equity Method Investees

The following joint ventures are recorded using the equity method of accounting:

Iconix Middle East Joint Venture

In December 2014, the Company formed Iconix MENA (“Iconix Middle East”) a wholly owned subsidiary of the Company and contributed substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “Middle East Territory”). Shortly thereafter, Global Brands Group Asia Limited (“GBG”), purchased a 50% interest in Iconix Middle East for approximately $18.8 million. GBG paid $6.3 million in cash upon the closing of the transaction and committed to pay an additional $12.5 million over the 24-month period following closing. As a result of this transaction, the Company recorded a gain of $10.3 million in FY 2014 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture. As of March 31, 2015, of the $12.5 million remaining due to the Company from GBG, approximately $6.2 million is included in other assets - current and $6.3 million is included in other assets on the unaudited condensed consolidated balance sheet.

Pursuant to the joint venture agreement entered into in connection with the formation of Iconix Middle East, each of GBG and the Company holds specified put and call rights, respectively, relating to GBG’s ownership interest in the joint venture.

Company Two-Year Call Option: At any time during the six month period commencing December 19, 2016, the Company has the right to call up to 5% of the total equity in Iconix Middle East from GBG for an amount in cash equal to $1.8 million.

Five-Year and Eight-Year Put/Call Options: At any time during the six month period commencing December 19, 2019, and again at any time during the six month period commencing December 19, 2022, GBG may deliver a put notice to the Company, and the Company may deliver a call notice to GBG, in each case, for the Company’s purchase of all equity in the joint venture held by GBG. In the event of the exercise of such put or call rights, the purchase price for GBG’s equity in Iconix Middle East is an amount equal to (x) the Agreed Value (in the event of GBG put) or (y) 120% of Agreed Value (in the event of an Iconix call). The purchase price is payable in cash.

Agreed Value - Five-Year Put/Call: (i) Percentage of Iconix Middle East owned by GBG, multiplied by (ii) 5.5, multiplied by (iii) aggregate royalty generated by Iconix Middle East for the year ending December 31, 2019; provided, however, that such Agreed Value cannot be less than $12,000,000.

Agreed Value - Eight-Year Put/Call: (i) Percentage of Iconix Middle East owned by GBG, multiplied by (b) 5.5, multiplied by (iii) aggregate royalty generated by Iconix Middle East for the year ending December 31, 2022; provided, however, that the Agreed Value cannot be less than $12,000,000.

The Company serves as Iconix Middle East’s administrative manager, responsible for arranging for or providing back-offices services, including legal maintenance of trademarks (e.g. renewal of trademark registrations) for the brands in respect of Iconix Middle East Territory. Further Iconix Middle East has access to general brand marketing materials prepared and owned by the Company to refit for use by the joint venture in marketing brands in the Middle East Territory. GBG serves as Iconix Middle East’s local manager, responsible for providing market experience in respect of the applicable territory, managing the joint venture on a day-to-day basis (other than back-office services), identifying potential licensees and assisting the Company in enforcement of license agreements in respect of the applicable territory. The Company receives a monthly fee in connection with the performance of its services as administrative manager in an amount equal to 5% of Iconix Middle East’s gross revenue collected in the prior month (other than in respect of the Umbro and Lee Cooper brands). GBG receives a monthly fee in connection with the performance of its services as local manager in an amount equal to 15% of Iconix Middle East’s gross revenue collected in the prior month (other than in respect of the Umbro and Lee Cooper brands). In addition, following the closing of GBG’s purchase of 50% of Iconix Middle East, GBG received from the Company $3.1 million for expenses related to its diligence and market analysis in the Iconix Middle East Territory.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and GBG, that Iconix Middle East is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

LC Partners U.S.

In March 2014, the Company formed LC Partners US, LLC (“LCP”), a wholly-owned subsidiary of the Company, and contributed substantially all its rights to the Lee Cooper brand in the US through an agreement with LCP. Shortly thereafter, Rise Partners, LLC (“Rise Partners”), purchased a 50% interest in LCP for $4.0 million, of which $0.8 million in cash was received during FY 2014, with the remaining $3.2 million to be paid in four equal annual installments on the first through the fourth anniversaries of the closing date. As of March 31, 2015, of the $2.4 million remaining due to the Company, approximately $0.8 million is included in other assets - current and $1.6 million is included in other assets on the unaudited condensed consolidated balance sheet.

As a result of this transaction, the Company recorded a $4.0 million gain in FY 2014 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture (see Note 4).

Pursuant to the operating agreement entered into in connection with the formation of LCP, Rise Partners holds specified put rights, relating to its ownership interest in the joint venture.

Put Option: For the 30 day period following (x) a change of control of the Company occurring prior to December 31, 2019; and (y) December 31, 2019, if Rise Partners has paid the purchase price for its interest in LCP in full, Rise Partners may deliver a put notice to the Company for the Company’s purchase of all the equity in LCP held by Rise Partners at a purchase price in cash equal to the greater of: (i) $4.0 and (ii) an amount equal to (x) 5, multiplied by (y) the product of (1) 0.10 and (2) the amount of net wholesale sales of applicable Lee Cooper branded product in the US for the annual period ended December 31, 2019.

The Company serves as LCP’s administrative manager, responsible for arranging for or providing back-office services, including legal maintenance of trademarks (e.g. renewal of trademark registrations) in respect of the Lee Cooper brand in the US. Further LCP has access to general brand marketing materials prepared and owned by the Company to refit for use by LCP in marketing the Lee Cooper brand in the US.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Rise Partners, that LCP is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Southeast Asia Joint Venture

In October 2013, the Company formed Iconix SE Asia Limited (“Iconix SE Asia”), a wholly owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Indonesia, Thailand, Malaysia, Philippines, Singapore, Vietnam, Cambodia, Laos, Brunei, Myanmar, and East Timor (the “South East Asia Territory”). Shortly thereafter, GBG (f/k/a Li + Fung Asia Limited) purchased a 50% interest in Iconix SE Asia for approximately $12.0 million. GBG paid $7.5 million in cash upon the closing of the transaction and committed to pay an additional $4.5 million over the 24-month period following closing. As a result of this transaction, the Company recorded a gain of $4.7 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture.

In June 2014, the Company contributed substantially all rights to its wholly-owned and controlled brands in the Republic of Korea, and its Ecko, Zoo York, Ed Hardy and Sharper Image Brands in the European Union, and Turkey, in each case, to Iconix SE Asia. In return, GBG agreed to pay the Company $15.9 million, of which $4.0 million was paid in cash at closing. The Company guaranteed minimum distributions of $2.5 million in the aggregate through FY 2015 to GBG from the exploitation in the European Union and Turkey of the brands contributed to Iconix SE Asia as part of this transaction. As a result of this transaction, the Company recorded a $13.6 million gain in FY 2014 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture.

In September 2014, the Company’s subsidiaries contributed substantially all rights to their Lee Cooper and Umbro brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (together, the “Greater China Territory”), to Iconix SE Asia. In return, GBG agreed to pay the Company $21.5 million, of which $4.3 million was paid at closing. The Company guaranteed minimum distributions of $5.1 million in the aggregate through FY 2017 to GBG from the exploitation in the Greater China Territory of the brands contributed to Iconix SE Asia as part of this transaction. As a result of this transaction the Company recorded an $18.7 million gain in FY 2014 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture.

As of March 31, 2015, of the aggregate $28.8 million remaining due to the Company from GBG for the above transactions, $11.5 million is included in other assets - current and $17.3 million is included in other assets on the unaudited condensed consolidated balance sheet.

Pursuant to the operating agreement entered into in connection with the formation of Iconix SE Asia, as amended, each of GBG and the Company holds specified put and call rights, respectively, relating to GBG’s ownership interest in the joint venture.

Company Two-Year Call Option: At any time during the six month period commencing October 1, 2015, the Company has the right to call up to 5% of the total equity in Iconix SE Asia from GBG for an amount in cash equal to (x) .10, multiplied by (y) 1.15, multiplied by (z) $38.4 million.

Five-Year and Eight-Year Put/Call Options on South East Asia Territory Rights, Europe/Turkey Rights and Korea Rights: At any time during the six month period commencing October 1, 2018, and again at any time during the six month period commencing October 1, 2021, GBG may deliver a put notice to the Company, and the Company may deliver a call notice to GBG, in each case, for the Company’s purchase of the Europe/Turkey Rights, South East Asia Territory Rights and/or Korea Rights. In the event of the exercise of such put or call rights, the purchase price for such rights is an amount equal to (x) the Agreed Value (in event of a GBG put) or (y) 120% of Agreed Value (in event of a Company call). The purchase price is payable in cash.

Agreed Value - Five-Year Put/Call: (i) Percentage of Iconix SE Asia owned by GBG, multiplied by (ii) 5.5, multiplied by (iii) the greater of the aggregate royalty generated by Iconix SE Asia in respect of the Europe/Turkey Rights, South East Asia Territory Rights and/or Korea Rights (as applicable) for the year ended December 31, 2015 and the year ended December 31, 2018; provided, that the Agreed Value attributable to the Europe/Turkey Rights shall not be less than $7.6 million, plus (iv) in the case of a Full Exercise (i.e., and exercise of all of the Europe/Turkey Rights, South East Asia Territory Rights and Korea Rights), the amount of cash in Iconix SE Asia at such time.

Agreed Value - Eight-Year Put/Call: (i) Percentage of Iconix SE Asia owned by GBG, multiplied by (ii) 5.5, multiplied by (iii) the greater of the aggregate royalty generated by Iconix SE Asia in respect of the Europe/Turkey Rights, South East Asia Territory Rights and/or Korea Rights (as applicable) for the year ended December 31, 2018 and the year ended December 31, 2021; provided, that the Agreed Value attributable to the Europe/Turkey Rights shall not be less than $7.6 million, plus (iv) in the case of a Full Exercise (i.e., and exercise of all of the Europe/Turkey Rights, South East Asia Territory Rights and Korea Rights), the amount of cash in Iconix SE Asia at such time.

Five-Year and Eight-Year Put/Call Options on Greater China Territory Rights: At any time during the six month period commencing September 17, 2019, and again at any time during the six month period commencing September 17, 2022, GBG may deliver a put notice to the Company, and the Company may deliver a call notice to GBG, in each case, for the Company’s purchase of the Greater China Territory Rights. In the event of the exercise of such Greater China Territory put or call rights, the purchase price for such rights is an amount equal to (x) the Agreed Value (in event of a GBG put) or (y) 120% of the Agreed Value (in event of a Company call). The purchase price is payable in cash.

Agreed Value – Five-Year Put/Call: (i) Percentage of Iconix SE Asia owned by GBG, multiplied by (ii) 5.5, multiplied by (iii) the greater of the aggregate royalty generated by Iconix SE Asia in respect of the Greater China Territory Rights for the year ended December 31, 2015 and the year ended December 31, 2019; provided, that the Agreed Value attributable to the Greater China Territory Rights shall not be less than $15,500,000, plus (iv) in the case of a Full Exercise, the lesser of the (x) the amount of cash in Iconix SE Asia after payment of the Greater China Territory Rights Put/Call Distribution (as described below) and (y) the maximum amount of distributions allowed by applicable law.

Agreed Value – Eight-Year Put/Call: (i) Percentage of Iconix SE Asia owned by GBG, multiplied by (ii) 5.5, multiplied by (iii) greater of aggregate royalty generated by Iconix SE Asia in respect of the Greater China Territory Rights for the year ended December 31, 2019 and the year ended December 31, 2022; provided, that the Agreed Value attributable to the Greater China Territory Rights in respect of the eight year put/call shall not be less than the Agreed Value would have been if the five year put/call had been exercised, plus (iv) in the case of a Full Exercise, the lesser of the (x) the amount of cash in Iconix SE Asia after payment of the Greater China Territory Put/Call Distribution (as described below) and (y) the maximum amount of distributions allowed by applicable law.

Greater China Territory Put/Call Distribution: Prior to closing of a GBG put or a Company call in respect of the Greater China Territory Rights, Iconix SE Asia is required to make pro rata distributions to GBG and the Company in an amount equal to the lesser of: (i) the amount of cash in Iconix SE Asia; (ii) the maximum amount of distributions permitted by applicable law; and (iii) the amount the Company pays to GBG in respect of minimum guaranteed distributions provided for pursuant to the September 2014 Iconix SE Asia transaction described above. GBG is required to pay all amounts it receives from the Greater China Territory Put/Call Distribution to the Company.

The Company serves as Iconix SE Asia’s administrative manager, responsible for arranging for or providing back-office services including legal maintenance of trademarks (e.g. renewal of trademark registrations) for the brands in respect of the territories included in Iconix SE Asia. Further, Iconix SE Asia has access to general brand marketing materials, prepared and owned by the Company, to refit for use by the joint venture in territories included in Iconix SE Asia. GBG serves as Iconix SE Asia’s local manager, responsible for providing market experience in respect of the applicable territory, managing the joint venture on a day-to-day basis (other than back-office services), identifying potential licensees and assisting the Company in enforcement of license agreements in respect of the applicable territory. The Company receives a monthly fee in connection with the performance of its services as administrative manager in an amount equal to 5% of Iconix SE Asia’s gross revenue collected in prior month. GBG receives a monthly fee in connection with the performance of its services as local manager in an amount equal to 15% of Iconix SE Asia’s gross revenue collected in prior month.

At inception and closing of the June 2014 and September 2014 transactions, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and GBG, that Iconix SE Asia is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Israel Joint Venture

In November 2013, the Company formed Iconix Israel. LLC (“Iconix Israel”), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) through an agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million in cash upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As a result of this transaction, the Company recorded a gain of $2.3 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture, which was included in other revenue in FY 2013. As of March 31, 2015, of the $1.4 million remaining due to the Company from MGS, approximately $0.8 million is included in other assets - current and $0.6 million is included in other assets on the unaudited condensed consolidated balance sheet.

Pursuant to the operating agreement entered into in connection with the formation of Iconix Israel, the Company holds a call right, exercisable at any time during the six month period following November 14, 2015, on 5% of the total outstanding shares in Iconix Israel held by MGS. The purchase price payable in connection with the Company’s exercise of its call option is an amount equal to (i) .05, multiplied by (ii) 6.5, multiplied by (iii) gross cash or property received by Iconix Israel from all sources.

The Company serves as Iconix Israel’s administrative manager, responsible for arranging for or providing back-offices services, including legal maintenance of trademarks (e.g. renewal of trademark registrations) for the brands in respect of the Israel Territory. Further, Iconix Israel has access to general brand marketing materials, prepared and owned by the Company to refit for use by the joint venture in the Israel Territory. MGS serves as Iconix Israel’s local manager, responsible for providing market experience in respect of the applicable territory, managing the joint venture on a day-to-day basis (other than back-office services), identifying potential licensees and assisting the Company in enforcement of license agreements in respect of the applicable territory. Each of the Company and MGS is reimbursed for all out-of-pocket costs incurred in performing its respective services.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and MGS, that Iconix Israel is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Australia Joint Venture

In September 2013, the Company formed Iconix Australia, LLC (“Iconix Australia”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Australia and New Zealand (the “Australia territory”) through an agreement with Iconix Australia. Shortly thereafter Pac Brands USA, Inc. (“Pac Brands”) purchased a 50% interest in Iconix Australia for $7.2 million in cash, all of which was received upon closing of this transaction in September 2013. As a result of this transaction, the Company recorded a gain of $5.1 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture.

Pursuant to the Operating Agreement entered into in connection with the formation of Iconix Australia, as amended, each of Pac Brands and the Company holds specified put and call rights, respectively, relating to Pac Brands’ ownership interest in the joint venture.

Company Two-Year Call Option: At any time during the six month period commencing September 17, 2015, the Company has the right to call up to 5% of Pac Brands’ total equity in Iconix Australia for an amount in cash equal to (i) the number of units called by the Company divided by the total number of Units outstanding, multiplied by (ii) 6.5, multiplied by (iii) RR, where RR is equal to:

A + (A x (100% + GR))

                    2

A = trailing 12 months royalty revenue

GR = Year on year growth rate

Four-Year Put/Call Option: At any time following September 17, 2017, Pac Brands may deliver a put notice to the Company, and the Company may deliver a call notice to Pac Brands, in each case, for the Company’s purchase of all units in the joint venture held by Pac Brands. Upon the exercise of such put/call, the purchase price for Pac Brands’ units in the joint venture will be an amount equal to (i) the percentage interest represented by Pac Brands’ units, multiplied by (ii) 5, multiplied by (iii) RR, where RR is equal to:

A + (A x (100% + CAGR))

                    2

A = trailing 12 months royalty revenue

CAGR = 36 month compound annual growth rate

The Company serves as Iconix Australia’s administrative manager, responsible for arranging for or providing back-office services including legal maintenance of trademarks (e.g. renewal of trademark registrations) for the brands in respect of the Australia Territory. Further, Iconix Australia has access to general brand marketing materials, prepared and owned by the Company, to refit for use by the joint venture in marketing the brands in the Australia Territory. Anchorage George Street Party Limited, an affiliate of Pac Brands (“Anchorage”) serves as Iconix Australia’s local manager, responsible for providing market experience in respect of the applicable territory, managing the joint venture on a day-to-day basis (other than back-office services), identifying potential licensees and assisting the Company in enforcement of license agreements in respect of the applicable territory. Each of the Company and Anchorage is reimbursed for all out-of-pocket costs incurred in performing its respective services.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Pac Brands, that Iconix Australia is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Canada Joint Venture

In June 2013, the Company formed Iconix Canada L.P. (“Ico Canada”) and Ico Brands L.P. (“Ico Brands” and, together with Ico Canada, collectively, “Iconix Canada”, as wholly-owned indirect subsidiaries of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Canada (the “Canada Territory”) through agreements with the Iconix Canada partnerships. Shortly thereafter through their acquisitions of limited partnership and general partnership interests, Buffalo International ULC and BIU Sub Inc. purchased 50% interests in the Iconix Canada partnerships for $17.8 million in the aggregate, of which approximately $8.9 million in the aggregate, was paid in cash upon closing of these transactions in June 2013, and the remaining $8.9 million of which are notes payable to the Company to be paid, as amended, over the five year period following the date of closing, with final payment in June 2018. As a result of these transactions, the Company recognized a gain of approximately $9.8 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint ventures. As of March 31 2015, of the $8.9 million note receivable, approximately $3.0 million is included in other assets - current, the remaining $5.9 million of which is included in other assets on the unaudited condensed consolidated balance sheet.

Pursuant to agreements entered into in connection with the formation of Ico Canada and Ico Brands, the Company holds specified call options relating to Buffalo International’s and BIU Sub’s ownership interests in the joint ventures.

Ico Canada Call Option: At any time between the second and third anniversary of June 28, 2013 the Company has the right to call a number of units held by Buffalo International equal to 5% of all units issued and outstanding for an amount in cash equal to the greater of (i) $1.5 million and (ii) 5% of the amount obtained by applying a multiple of 5.5 to the highest of (a) the minimum royalties in respect of the Ico Canada marks for the previous 12 months, (b) the actual royalties in respect of the Ico Canada marks for the previous 12 months, (c) the projected minimum royalties in respect of the Ico Canada marks for the subsequent fiscal period and (d) the average projected minimum royalties in respect of the Ico Canada marks for the subsequent three fiscal periods.

Ico Brands Call Option: At any time between the second and third anniversary of June 28, 2013, the Company has the right to call a number of units held by BIU Sub equal to 5% of all units issued and outstanding for an amount in cash equal to the greater of (i) $0.6 million and (ii) 5% of the amount obtained by applying a multiple of 5.5 to the highest of (a) the minimum royalties in respect of the Ico Brands marks for the previous 12 months, (b) the actual royalties in respect of the Ico Brands marks for the previous 12 months, (c) the projected minimum royalties in respect of the Ico Brands marks for the subsequent fiscal period and (d) the average projected minimum royalties in respect of the Ico Brands marks the subsequent three fiscal periods.

If the total payments to Ico Canada in respect of the Umbro marks for the four-year period following June 28, 2013 are less than $2.7 million, the Company has an obligation to pay Buffalo International an amount equal to the shortfall.

In the case of Ico Brands, BIU Sub serves as the creative shareholder, and is responsible for: (i) approving or disapproving of the creative aspects relating to trademarks and related goods and services offered by licensees; and (ii) approving or disapproving of all other creative aspects of the design, development, manufacture and sale of products bearing the Ico Brands’ marks.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Buffalo International and BIU Sub, that neither of Ico Canada or Ico Brands is a variable interest entity or subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix India Joint Venture

In June 2013, the Company formed Imaginative Brand Developers Private Limited (“Iconix India), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in India through an agreement with Iconix India. Shortly thereafter Reliance Brands Limited (“Reliance’), an affiliate of the Reliance Group, purchased a 50% interest in Iconix India for $6.0 million of which approximately $2.0 million was paid in cash upon closing of this transaction and the remaining $4.0 million of which is a note, payable to the Company to be paid over a 48- month period following closing. As a result of this transaction, the Company recognized a gain of approximately $5.6 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture. Additionally, pursuant to the terms of the transaction, the Company and Reliance each agreed to contribute 100 million Indian rupees (approximately $2.0 million) to Iconix India only upon the future mutual agreement of the parties, of which 25 million Indian rupees (approximately $0.5 million) was contributed at closing.

As of March 31 2015 of the $3.0 million note receivable, approximately $1.0 million is included in other assets - current, the remaining $2.0 million of which is included in other assets on the unaudited condensed consolidated balance sheet.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Reliance, that Iconix India is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim is entitled to an additional $3.0 million. Through March 31, 2015, $19.0 million was paid to Purim with the remaining $4.0 million owed to Purim included in other liabilities-current on the Company’s unaudited condensed consolidated balance sheet.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Purim, MG Icon is a variable interest entity and not subject to consolidation, as the Company is not the primary beneficiary of MG Icon. The Company has recorded its investment under the equity method of accounting.

Pursuant to the terms of the MG Icon operating agreement and subject to certain conditions, the Company is entitled to recognize a preferred profit distribution from MG Icon of at least $23.0 million, after which all profits and losses are recognized 50/50 in accordance with each principal’s membership interest percentage.

Investments in Iconix China

Through our acquisition of the remaining 50% interest of Iconix China (see above), we now own 100% of the following private companies including; Candies Shanghai Fashion Co., Ltd. (which can be put by the Company to Shanghai La Chappelle Fashion Co., Ltd. for cash based on a pre-determined formula), Ecko Industry (Shanghai) Co. Ltd., Ningbo Material Girl Fashion Co., Ltd., Tangli International Holdings Ltd., Xi Ha Clothing and Northeast Socks.

Brands Placed	Partner	Ownership by Iconix China	Value of Investment As of March 31, 2015
Candie’s	Candies Shanghai Fashion Co., Ltd.	20%	$9,494
Marc Ecko	Marc Ecko China Ltd.	15%	2,293
Material Girl	Ningbo Material Girl Fashion Co., Ltd.	20%	5,439
Ed Hardy	Tangli International Holdings Ltd,	20%	10,486
Ecko Unltd	Ecko Industry (Shanghai) Co., Ltd.	20%	11,158
Joe Boxer	Joe Boxer China, Ltd.	25%	3,789

			$42,659

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

4. Other Revenue

The following table details transactions comprising other revenue in the consolidated income statements:

	Three Months Ended
	March 31, 2015	March 31, 2014
LCP (see Note 3)	$—	$3,971

Total other revenue	$—	$3,971

5. Fair Value Measurements

ASC 820 “Fair Value Measurements”, (“ASC 820”), establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While ASC 820 does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 established the following fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

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

Hedge Instruments

From time to time, the Company will purchase hedge instruments to mitigate income statement risk and cash flow risk of revenue and receivables. As of March 31, 2015, the Company had no hedge instruments other than the 2.50% Convertible Note Hedges and 1.50% Convertible Note Hedges (see Note 6).

Financial Instruments

As of March 31, 2015 and December 31, 2014, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our cost method investments is not readily determinable and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these cost method investments as of March 31, 2015 and December 31, 2014. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,486,312	$1,608,613	$1,394,077	$1,601,418

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other”, (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during the Current Quarter or FY 2014.

6. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	March 31, 2015	December 31, 2014
Senior Secured Notes	$758,750	$774,030
1.50% Convertible Notes	344,113	339,943
2.50% Convertible Notes	283,449	280,104
Variable Funding Note	100,000	—

Total	$1,486,312	$1,394,077

Senior Secured Notes and Variable Funding Note

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

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allows for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes were issued under the Indenture and allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swing line lender and as administrative agent. The Variable Funding Notes will be governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Indenture. Interest on the Variable Funding Notes will be payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, as defined in the Variable Funding Note Purchase Agreement.

In February 2015, the Company received $100.0 million proceeds from the Variable Funding Notes. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It is anticipated that any outstanding principal of and interest on the Variable Funding Notes will be repaid in full on or prior to January 2018. Following the anticipated repayment date, additional interest will accrue on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

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

As of March 31, 2015, the total principal balance of the Notes is $858.8 million, of which $61.1 million is included in the current portion of long-term debt on the Company’s unaudited condensed consolidated balance sheet. As of March 31, 2015 and December 31, 2014, $43.6 million and $58.7 million, respectively, is included in restricted cash on the unaudited condensed consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

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

Pursuant to guidance issued under ASC 815- “Derivatives and Hedging” (“ASC 815”), the 1.50% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 1.50% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.50% Convertible Notes and the 1.50% Convertible Notes Hedges and Sold Warrants defined and discussed below on earnings per share, see Note 7.

As of March 31, 2015 and December 31, 2014, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $344.1 million and $339.9 million, respectively, and is reflected on the consolidated balance sheet as follows:

	March 31, 2015	December 31, 2014
Equity component carrying amount	$49,931	$49,931
Unamortized discount	55,887	60,057
Net debt carrying amount	344,113	339,943

For the Current Quarter and the Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.9 million and $3.6 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

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

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of March 31, 2015, the balance of deferred income tax assets related to this transaction was approximately $17.4 million.

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

Pursuant to guidance issued under ASC 815 as it relates to accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, the 1.50% Convertible Note Hedge and the proceeds received from the issuance of the 1.50% Sold Warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in stockholders’ equity as separate equity transactions. As a result of these transactions, the Company recorded a net increase to additional paid-in-capital of $3.0 million in March 2013.

The Company has evaluated the impact of adopting guidance issued under ASC 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through March 31, 2015, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Pursuant to guidance issued under ASC 815, the 2.50% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 2.50% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 2.50% Convertible Notes and the 2.50% Convertible Notes Hedges and Sold Warrants defined and discussed below on earnings per share, see Note 7.

As of March 31, 2015 and December 31, 2014, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $283.4 million and $280.1 million, respectively, and is reflected on the consolidated balance sheet as follows:

	March 31, 2015	December 31, 2014
Equity component carrying amount	$35,996	$35,996
Unamortized discount	16,551	19,896
Net debt carrying amount	283,449	280,104

For the Current Quarter and the Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.0 million and $2.8 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For each of the Current Quarter and the Prior Year Quarter, cash interest expense relating to the 2.50% Convertible Notes was $1.9 million.

The 2.50% Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of March 31, 2015, the balance of deferred income tax assets related to this transaction was approximately $4.9 million.

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

Pursuant to guidance issued under ASC 815 as it relates to accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, the 2.50% Convertible Note Hedge and the proceeds received from the issuance of the 2.50% Sold Warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in stockholders’ equity as separate equity transactions. As a result of these transactions, the Company recorded a net reduction to additional paid-in-capital of $9.4 million in May 2011.

The Company has evaluated the impact of adopting guidance issued under ASC 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through March 31, 2015, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Debt Maturities

As of March 31, 2015, the Company’s debt maturities on a calendar year basis are as follows:

	Total	April 1 through December 31, 2015	2016	2017	2018	2019	Thereafter
Senior Secured Notes	$758,750	$45,843	$61,123	$61,123	$61,123	$61,123	$468,415
1.50% Convertible Notes (1)	344,113	—	—	—	344,113		—
2.50% Convertible Notes (2)	283,449	—	283,449	—	—	—	—
Variable Funding Notes	100,000				100,000

Total	$1,486,312	$45,843	$344,572	$61,123	$505,236	$61,123	$468,415

(1)	Reflects the net debt carrying amount of the 1.50% Convertible Notes in the consolidated balance sheet as of March 31, 2015, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 1.50% Convertible Notes is $400.0 million.
(2)	Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of March 31, 2015, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

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

The following table illustrates the activity under the Repurchase Programs, in the aggregate, for the Current Quarter, FY 2014, FY 2013, FY 2012 and FY 2011:

	# of shares repurchased as part of stock repurchase programs	Cost of shares repurchased (in 000’s)	Weighted Average Price
Q1 2015	200,000	$6,980	$34.90
FY 2014	4,994,578	193,434	38.73
FY 2013	15,812,566	436,419	27.60
FY 2012	7,185,257	125,341	17.44
FY 2011	1,150,000	19,138	16.64

Total, FY 2011 through March 31, 2015	29,342,401	$781,312	$26.63

As of March 31, 2015, $18.7 million and $500.0 million remained available for repurchase under the July 2013 Program and February 2014 Program, respectively. At March 31, 2015, approximately $0.7 million is included in accounts payable.

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

Shares Reserved for Issuance

At March 31, 2015, 2,293,161 common shares were reserved for issuance under the Amended and Restated 2009 Plan. At March 31, 2015 there were no common shares available for issuance under any previous Company plan.

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

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Nine Months are as follows:

Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	141,077	$12.10
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—

Outstanding at March 31, 2015	141,077	$12.10

Exercisable at March 31, 2015	141,077	$12.10

Warrants	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2015	20,000	$6.64
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—

Outstanding at March 31, 2015	20,000	$6.64

Exercisable at March 31, 2015	20,000	$6.64

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

The following tables summarize information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2015	2,699,732	$22.40
Granted	34,543	34.42
Vested	(527,892)	32.35
Forfeited/Canceled	(22,870)	39.27

Non-vested, March 31, 2015	2,183,513	$20.01

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

Compensation expense related to restricted stock grants for the Current Quarter and the Prior Year Quarter was approximately $2.6 million and $2.5 million, respectively. An additional amount of $4.9 million of expense related to time-based restricted shares is expected to be expensed evenly over a period of approximately three years. During the Current Quarter and the Prior Year Quarter, the Company withheld shares valued at $10.0 million (which is included in accrued expenses) and $13.6 million, respectively, of its common stock in connection with net share settlement of restricted stock grants.

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

As of March 31, 2015 and March 31, 2014, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, less than 0.1 million were anti-dilutive.

As of March 31, 2015 and March 31, 2014, none of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers were anti-dilutive.

As of March 31, 2015, warrants issued in connection with the Company’s 1.50% Convertible Notes financing and 2.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation. As of March 31, 2014, warrants issued in connection with the Company’s 1.50% Convertible Notes financing and 2.50% Convertible Notes financing were dilutive and therefore were included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended March 31, (unaudited)
	2015	2014
Basic	48,158	49,522
Effect of exercise of stock options	99	1,117
Effect of assumed vesting of restricted stock	1,304	1,382
Effect of convertible notes subject to conversion	2,348	4,893
Effect of convertible notes warrants subject to conversion	—	1,137

Diluted	51,909	58,051

See Note 6 for discussion of hedges related to our convertible notes.

9. Commitments and Contingencies

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

10. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company less than $0.1 million at March 31, 2015 and less than $0.1 million at December 31, 2014. The Candie’s Foundation intends to pay-off the entire borrowing from the Company during 2015, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of $95 in the Prior Year Quarter, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. There were no such expenses in the Current Quarter. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

11. Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States, Japan and Other (which principally represent Canada and Europe). Revenues attributed to each region are based on the location in which licensees are located.

The net revenues by type of license and information by geographic region are as follows:

	March 31,
	2015	2014
Licensing and other revenue by category:
Men’s	$21,555	$23,892
Women’s	40,090	41,452
Home	9,947	10,979
Entertainment	23,795	35,844
Other Revenue	—	3,971

	$95,387	$116,138

Licensing and other revenue by category:
Direct-to-retail license	$40,957	$41,681
Wholesale licenses	42,295	45,377
Other licenses	12,135	25,109
Other revenue	—	3,971

	$95,387	$116,138

Licensing and other revenue by geographic region:
United States	$67,159	$83,040
Japan	8,060	8,888
Other(1)	20,168	24,210

	$95,387	$116,138

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

Note 12. Other Assets- Current

	March 31, 2015	December 31, 2014
Other assets- current consisted of the following:
Notes receivables on sale of trademarks	$25,498	$24,219
Note receivable in connection with Strawberry Shortcake acquisition	5,000	—
Prepaid advertising	8,534	8,439
Prepaid expenses	840	724
Short-term receivable- Beagle note receivable	—	2,085
Prepaid taxes	15,942	26,448
Prepaid insurance	598	439
Due from related parties	2,770	3,331
Other current assets	3,045	2,902

	$62,227	$68,587

The Note receivable in connection with Strawberry Shortcake acquisition represents amounts due from AG in respect of non-compete payments pursuant to a License Agreement entered into with AG simultaneously with the closing of the transaction.

Note 13. Other Liabilities – Current

As of March 31, 2015 and December 31, 2014, other current liabilities include amounts due to related parties of $11.9 million and $8.7 million, respectively, and amounts due to Purim related to the MG Icon acquisition of $4.0 million and $4.0 million, respectively. See Note 3 for further details of this transaction.

Note 14. Foreign Currency Translation

Iconix Luxembourg and Red Diamond Holdings are wholly owned subsidiaries of the Company, located in Luxembourg, that for accounting purposes are required to maintain their accounting records in Euros. However the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to the strengthening of the dollar by approximately 14% in the Current Quarter, the Company recorded a $10.5 million currency translation gain that is included in the unaudited condensed consolidated statement of income.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation loss. During the Current Quarter and Prior Year Quarter, we recognized as a component of our comprehensive income, a foreign currency translation loss of $38.2 million and $0.3 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.

Note 15. Accounting Pronouncements

New Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standards core principle is debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs also shall be reported as interest expense This ASU is effective for annual and interim periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Company will adopt the new standard effective January 1, 2016.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Companies will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. We are currently evaluating the impact of adopting this guidance.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not expect this new accounting pronouncement to have an impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary. Iconix Brand Group is a brand management company and owner of a diversified portfolio of over 35 global consumer brands across women’s, men’s, entertainment and home brands. The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

The Company’s brand portfolio includes Candie’s ®, Bongo ®, Badgley Mischka ®, Joe Boxer ®, Rampage ®, Mudd ®, London Fog ®, Mossimo ®, Ocean Pacific/OP ®, Danskin /Danskin Now®, Rocawear ® /Roc Nation ®, Cannon ®, Royal Velvet ®, Fieldcrest ®, Charisma ®, Starter ®, Waverly ®, Ecko Unltd ® /Mark Ecko Cut & Sew®, Zoo York ®, Sharper Image ®, Umbro ® ,Lee Cooper ® and Strawberry Shortcake ®; and interest in Artful Dodger ®, Material Girl ®, Peanuts ®, Ed Hardy ®, Truth or Dare ®, Billionaire Boys Club ®, Ice Cream ®, Modern Amusement ®, Buffalo ®, Nick Graham ®, Hydraulic® and Pony®.

The Company looks to monetize the intellectual property (herein referred to as “IP”) related to its brands throughout the world and in all relevant categories by licensing directly with leading retailers (herein referred to as “direct to retail”), through consortia of wholesale licensees, through joint ventures in specific territories and through other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels from the mass tier to the luxury market and, in the case of the Peanuts and Strawberry Shortcake brands, through various media outlets, including television, movies, digital and mobile content. The licensees are responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with advertising and promotional campaigns designed to increase brand awareness. Additionally the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and without inventory, production or distribution costs or risks and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows.

A key initiative in the Company’s global brand expansion plans has been the formation of international joint ventures. The strategy in forming international joint ventures is to partner with best-in-class, local partners to bring the Company’s brands to market more quickly and efficiently, generating greater short- and long-term value from its IP, than the Company believes is possible if it were to build-out wholly-owned operations itself across a multitude of regional or local offices. Since September 2008, the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel and Iconix Middle East.

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

Highlights of Current Quarter

•	Acquisition of Strawberry Shortcake

•	Acquisition of 75% interest in PONY

•	Acquisition of additional 50% interest in Iconix China; increased ownership to 100%

•	Q1 Licensing revenue of $95.4 million, flat to Prior Year Quarter excluding Prior Year Quarter ABC deal

Results of Operations

The Current Quarter compared to the Prior Year Quarter

Licensing Revenue. Licensing revenue for the Current Quarter totaled $95.4 million, a 15% decrease as compared to $112.2 million for the Prior Year Quarter. The decrease of approximately $16.8 million of revenue was primarily related to (i) $13.4 million decrease in our Peanuts business relating to the ABC renewal in the Prior Year Quarter offset by strong business in the Current Quarter, and (ii) a decrease of $3.6 million related to the Rampage, Sharper Image and Ecko brands. This decrease was partially offset by a $3.2 million increase related to (i) the consolidation of Iconix Latin America, and (ii) the purchase of Strawberry Shortcake and Pony brands.

Other Revenue. Other revenue for the Current Quarter totaled zero, compared to $4.0 million in the Prior Year Quarter. The decrease of $4.0 million was due to the formation of a Lee Cooper U.S. joint venture in the Prior Year Quarter, for which there is no comparable transaction in the Current Quarter.

Operating Expenses. SG&A totaled $44.2 million for the Current Quarter as compared to $48.2 million for the Prior Year Quarter, a decrease of $4.0 million. This decrease in SG&A was primarily driven by a decrease of $9.9 million in talent fees related to the Peanuts brands. These amounts were partially offset by an aggregate increase of $6.9 million in other SG&A expenses primarily related to (i) $2.7 million in advertising primarily related to Umbro, Mudd and London Fog brands, and (ii) $2.3 million in professional and consulting fees primarily related to our recently completed acquisitions (See Note 3 of Notes to the Unaudited Condensed Consolidated Financial Statements for a description of the transactions).

Operating Income. Operating income for the Current Quarter decreased to $51.2 million, or approximately 54% of total revenue, compared to approximately $67.9 million or approximately 58% of total revenue in the Prior Year Quarter.

Other Income- Net. Other Income- net was approximately $40.6 million for the Current Quarter as compared to $20.5 million for the Prior Year Quarter, an increase of $20.1 million. The increase in Other Income-net was related to (i) $47.4 in Other Income related to the non-cash gain in Current Quarter related to the fair value re-measurement of our original 50% interest in Iconix China compared to a $37.9 million non-cash gain in Prior Year Quarter related to the fair value re-measurement of our original 50% interest in Iconix Latin America ( see Note 3 to Notes to Consolidated Financial Statements for a description of this transaction), and (ii) a $10.5 million foreign currency translation gain in the Current Quarter, for which there was no comparable gain or loss in the Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 28.2% resulting in a $25.9 million income tax expense, as compared to an effective income tax rate of 28.9% in the Prior Year Quarter which resulted in the $25.6 million income tax expense. The decrease in the income tax rate relates to one-time charge for New York State taxes in the Prior Year Quarter.

Net Income. Our net income was approximately $65.9 million in the Current Quarter, compared to net income of approximately $62.8 million in the Prior Year Quarter, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At March 31, 2015 and December 31, 2014, our cash totaled $86.8 million and $128.0 million, respectively, not including short-term restricted cash of $43.6 million and $59.6 million, respectively, which primarily consists of cash and cash equivalent deposits, held in accounts primarily for debt service.

We believe that cash from future operations, our currently available cash and capacity for additional financings under our Senior Secured Notes facility will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including early redemptions by our convertible notes’ holders in the event circumstances allow for early redemptions. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 5 of Notes to the Unaudited Condensed Consolidated Financial Statements for a description of certain prior financings consummated by us.

Changes in Working Capital

At March 31, 2015 and December 31, 2014 the working capital ratio (current assets to current liabilities) was 2.26 to 1 and 2.81 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased approximately $19.7 million, from $52.7 million in the Prior Year Quarter to $33.1 million in the Current Quarter. After excluding the non-cash gain in Current Quarter related to the fair value re-measurement of our original 50% interest in Iconix China and the deferred taxes associated with that non-cash gain, the change in net cash provided by operating activities was primarily related to a decrease in the gains on sale of trademarks of $4.0 million, translation gains associated with our international operations of $10.5 million, as well as an aggregate increase in the net change in balance sheet items of approximately $5.3 million.

Investing Activities

Net cash used in investing activities increased approximately $120.9 million, from $41.6 million in the Prior Year Quarter to $162.5 million in the Current Quarter. This increase in the Current Quarter is primarily due to (i) our purchase of the remaining 50% interest in Iconix China for $20.4 million in cash (total cash paid to Novel was $40.4 million), (ii) our purchase of the Pony brand for $37.0 million in cash and (iii) our purchase of the Strawberry Shortcake brand for $105 million in cash, as compared to our purchase of the remaining 50% interest in Iconix Latin America in the Prior Year Quarter for $42.0 million in cash.

Financing Activities

Net cash provided by financing activities was $88.3 million in the Current Quarter, compared to $138.0 million of net cash used in financing activities in the Prior Year Quarter. In the Current Quarter, we received proceeds of $100 million from our Variable Funding Notes, for which there were no comparable financings in the Prior Year Quarter. In addition, there was an increase of $14.4 million due to a reduction in restricted cash and a decrease in shares repurchased on the open market and vesting of restricted stock of $113.5 million, from $123.0 million in the Prior Year Quarter to $9.5 million in the Current Quarter.

Other Matters

New Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standards core principle is debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs also shall be reported as interest expense This ASU is effective for annual and interim periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Company will adopt the new standard effective January 1, 2016.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Companies will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. We are currently evaluating the impact of adopting this guidance.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not expect this new accounting pronouncement to have an impact on our consolidated financial statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed our Form 10-K for the fiscal year ended December 31, 2014 and other SEC filings. The words “believe,” “anticipate,” “expect,” “confident,” “project,” “provide,” “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and interim principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and interim principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The principal executive officer and interim principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2015 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control.

PART II. Other Information

Item 1. Legal Proceedings.

See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to certain trademarks.

As of March 31, 2015, our consolidated balance sheet reflects debt of approximately $1,486.3 million, including secured debt of $858.8 million under our Senior Secured Notes. In accordance with ASC 470, our 1.50% Convertible Notes and our 2.50% Convertible Notes are included in our $1,486 million of consolidated debt at a net debt carrying value of $344.1 and $283.4 million, respectively; however, the principal amount owed to the holders of our 1.50% Convertible Notes and 2.50% Convertible Notes is $400.0 million (due March 2018) and $300.0 million (due June 2016), respectively. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our debt obligations:

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

In addition, as of March 31, 2015, approximately $64.5 million, or 49%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

While we believe that by virtue of the cash on our balance sheet as of March 31, 2015, our ability to add additional capacity under the securitization facility underlying our Senior Secured Notes, and the guaranteed minimum and percentage royalty payments due to us under our licenses, we will generate sufficient revenue from our licensing operations to satisfy our obligations for the foreseeable future. In the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees, such that the loss of any of such licensees or their renewal on terms less favorable than today, could slow our growth plans, decrease our revenue and impair our cash flows.

Our licenses with Wal-Mart, Target, Kohl’s and Kmart/Sears represent, each in the aggregate, our four largest direct-to-retail licensees during the Current Quarter, representing approximately 15%, 10%, 6% and 5%, respectively, of our total revenue for the Current Quarter. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of March 31, 2015, goodwill represented approximately $239.2 million, or approximately 8% of our total consolidated assets, and trademarks and other intangible assets represented approximately $2,182.7 million, or approximately 72% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2015, the Company issued 465,272 shares of common stock to Novel Fashion Brands (“Novel”) as a portion the purchase price for the Company’s purchase of Novel’s 50% interest in Iconix China. Such shares were valued at approximately $15.7 million. These shares were issued pursuant to an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933.

The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 – January 31	273,354	$34.06	—	$525,668,099
February 1 – February 28	177	$35.24	—	$525,668,099
March 1 – March 31	12,721	$33.17	200,000	$518,686,845

Total	286,252	$34.03	200,000	$518,686,845

(1)	On July 22, 2013, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock over a period ending July 22, 2016, herein referred to as the July 2013 Program. The July 2013 Program is in addition to the February 2013 Program and the 2011 Program. The July 2013 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.
(2)	On February18, 2014, the Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock over a period ending February 18, 2017, herein referred to as the 2014 Program. The 2014 Program is in addition to prior programs. The 2014 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.
*	Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Interim Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Interim Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: May 8, 2015	/s/ Neil Cole
Neil Cole
Chairman of the Board, President and Chief Executive Officer

Date: May 8, 2015	/s/ David Blumberg
David Blumberg
Executive Vice President – Head of Strategic Development and Interim Chief Financial Officer