Form 10-Q
period 2015-06-30
ICONIX BRAND GROUP, INC.
filed 2015-08-12
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to                     .

Commission file number 001-10593

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

Common Stock, $.001 Par Value- 48,260,768 shares as of August 3, 2015.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$117,874	$128,019
Restricted cash	64,923	59,560
Accounts receivable, net	129,024	118,774
Deferred income tax assets	21,436	10,328
Other assets – current	50,032	68,587
Total Current Assets	383,289	385,268
Property and equipment:
Furniture, fixtures and equipment	23,435	22,704
Less: Accumulated depreciation	(15,839)	(14,946)
	7,596	7,758
Other Assets:
Other assets	52,516	63,334
Trademarks and other intangibles, net	2,186,263	2,024,541
Deferred financing costs, net	17,383	19,842
Investments and joint ventures	182,760	140,910
Goodwill	238,187	231,738
	2,677,109	2,480,365
Total Assets	$3,067,994	$2,873,391
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$46,518	$38,286
Deferred revenue	29,439	24,978
Current portion of long-term debt	347,918	61,123
Other liabilities – current	15,447	12,741
Total current liabilities	439,322	137,128
Deferred income tax liability	361,353	322,888
Long-term debt, less current maturities	1,130,667	1,332,954
Other liabilities	10,570	11,660
Total Liabilities	1,941,912	1,804,630
Redeemable Non-Controlling Interest	14,582	14,224
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 80,339 and 79,263, respectively	80	79
Additional paid-in capital	970,002	948,714
Retained earnings	887,028	809,420
Accumulated other comprehensive loss	(55,003)	(24,186)
Less: Treasury stock – 31,997 and 31,310 shares at cost, respectively	(836,256)	(812,429)
Total Iconix Brand Group, Inc. Stockholders’ Equity	965,851	921,598
Non-controlling interest	145,649	132,939
Total Stockholders’ Equity	1,111,500	1,054,537
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$3,067,994	$2,873,391

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Licensing revenue	$98,459	$97,542	$193,846	$209,709
Other revenue	—	21,401	—	25,372
Total Revenue	98,459	118,943	193,846	235,081
Selling, general and administrative expenses	49,087	44,293	93,242	92,495
Operating income	49,372	74,650	100,604	142,586
Other expenses (income):
Interest expense	21,401	21,247	42,697	42,403
Interest income	(1,182)	(482)	(1,996)	(1,083)
Other income	(790)	—	(48,155)	(37,893)
Foreign currency translation loss (gain)	2,006	—	(8,494)	—
Equity earnings on joint ventures	(3,618)	(5,675)	(6,820)	(8,797)
Other expenses (income) – net	17,817	15,090	(22,768)	(5,370)
Income before income taxes	31,555	59,560	123,372	147,956
Provision for income taxes	12,184	20,778	38,094	46,332
Net income	$19,371	$38,782	$85,278	$101,624
Less: Net income attributable to non-controlling interest	$4,603	$3,463	$7,670	$6,537
Net income attributable to Iconix Brand Group, Inc.	$14,768	$35,319	$77,608	$95,087
Earnings per share:
Basic	$0.31	$0.73	$1.61	$1.94
Diluted	$0.30	$0.60	$1.53	$1.63
Weighted average number of common shares outstanding:
Basic	48,243	48,551	48,201	49,034
Diluted	49,595	58,595	50,752	58,237

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$19,371	$38,782	$85,278	$101,624
Other comprehensive income:
Foreign currency translation gain (loss)	7,123	(2,332)	(31,116)	(2,620)
Change in fair value of available for sale securities	299	—	299	—
Total other comprehensive income	7,422	(2,332)	(30,817)	(2,620)
Comprehensive income	$26,793	$36,450	$54,461	$99,004
Less: comprehensive income attributable to non-controlling interest	4,603	3,463	7,670	6,537
Comprehensive income attributable to Iconix Brand Group, Inc.	$22,190	$32,987	$46,791	$92,467

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2015

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2015	79,263	$79	$948,714	$809,420	$(24,186)	$(812,429)	$132,939	$1,054,537
Issuance of common stock related to acquisition of interest in joint venture	465	0	15,703	—	—	—	—	15,703
Shares issued on vesting of restricted stock	596	1	—	—	—	—	—	1
Shares issued on exercise of stock options and warrants	15	0	—	—	—	—	—	0
Tax benefit of stock option exercises	—	—	44	—	—	—	—	44
Compensation expense in connection with restricted stock	—	—	5,899	—	—	—	—	5,899
Shares repurchased on the open market	—	—	—	—	—	(12,391)	—	(12,391)
Cost of shares repurchased on vesting of restricted stock	—	—	—	—	—	(11,436)	—	(11,436)
Change in redemption value of redeemable non-controlling interest	—	—	(358)	—	—	—	—	(358)
Change in fair value of available for sale securities	—	—	—	—	299	—	—	299
Net income	—	—	—	77,608	—	—	7,670	85,278
Foreign currency translation	—	—	—	—	(31,116)	—	—	(31,116)
Distributions to joint ventures	—	—	—	—	—	—	(7,293)	(7,293)
Non-controlling interest of acquired companies	—	—	—	—	—	—	12,333	12,333
Balance at June 30, 2015	80,339	$80	$970,002	$887,028	$(55,003)	$(836,256)	$145,649	$1,111,500

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$85,278	$101,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	809	1,404
Amortization of trademarks and other intangibles	1,724	2,468
Amortization of deferred financing costs	2,459	2,711
Amortization of convertible note discount	15,069	14,428
Stock-based compensation expense	5,899	8,247
Non-cash gain on re-measurement of equity investment	(47,365)	(37,893)
Provision for doubtful accounts	4,726	1,956
Earnings on equity investments in joint ventures	(6,820)	(8,797)
Distributions from equity investments	1,333	4,767
Gain on sale of fixed assets	(225)	—
Gain on sale of trademarks	—	(25,372)
Deferred income tax provision	22,398	27,911
Gain on foreign currency translation	(8,494)	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(15,556)	(21,509)
Other assets – current	19,793	6,084
Other assets	(1,840)	(2,581)
Deferred revenue	4,936	433
Accounts payable and accrued expenses	16,033	8,350
Net cash provided by operating activities	100,157	84,231
Cash flows used in investing activities:
Purchases of property and equipment	(802)	(851)
Acquisition of interest in Iconix China, net of cash acquired	(20,400)	—
Acquisition of interest in Pony	(37,000)	—
Acquisition of interest in Strawberry Shortcake	(105,000)	—
Acquisition of interest in Iconix Latin America	—	(42,000)
Additional investments in joint ventures	—	(2,500)
Proceeds from sale of trademarks and related notes receivable	13,372	9,168
Proceeds from sale of fixed assets	223	—
Additions to trademarks	(108)	(295)
Net cash used in investing activities	(149,715)	(36,478)
Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(12,391)	(144,312)
Proceeds from Variable Funding Notes	100,000	—
Payment of long-term debt	(30,562)	(30,624)
Additional payment to Purim	(2,000)	—
Distributions to non-controlling interests	(7,293)	(8,445)
Excess tax benefit from share-based payment arrangements	44	1,172
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(3,156)	(13,971)
Proceeds from exercise of stock options and warrants	—	3,440
Restricted cash	(5,362)	(1,696)
Net cash provided by (used in) financing activities	39,280	(194,436)
Effect of exchange rate changes on cash	133	(242)
Net decrease in cash and cash equivalents	(10,145)	(146,925)
Cash and cash equivalents, beginning of period	128,019	278,789
Cash and cash equivalents, end of period	$117,874	$131,864

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash paid during the period:
Income taxes (net of refunds received)	$(12,546)	$3,508
Interest	$23,736	$24,448
Non-cash investing and financing activities:
Sale of trademarks for note receivable	$—	$22,138
Issuance of shares in connection with purchase of Iconix China	$15,703	$—
Note receivable in connection with Strawberry Shortcake acquisition	$7,777	$—
Shares repurchased on vesting of restricted stock included in accrued expenses	$11,436	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and the six months (“Current Six Months”) ended June 30, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“FY 2014”).

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		June 30, 2015		December 31, 2014
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks and copyrights	Indefinite	$2,174,769	$—	$2,012,333	$—
Definite-lived trademarks	10-15	19,629	11,537	19,629	10,985
Non-compete agreements	2-15	940	568	940	450
Licensing contracts	1-9	25,140	22,110	24,323	21,249
		$2,220,478	$34,215	$2,057,225	$32,684
Trademarks and other intangibles, net			$2,186,263		$2,024,541

In March 2015, the Company acquired the 50% interest in Iconix China held by its joint venture partner, thereby increasing its ownership interest in Iconix China to 100%. As a result of this transaction, Iconix China is now consolidated with the Company, which increased the Company’s indefinite-lived trademarks by $40.5 million. See Note 3 for further details on this transaction.

In March 2015, the Company acquired the Strawberry Shortcake brand. As a result of this transaction the Company’s indefinite-lived trademarks increased by $94.0 million. See Note 3 for further details on this transaction.

In February 2015, the Company acquired through its wholly-owned subsidiary, US Pony Holdings, LLC, the rights to the Pony brand in respect of the United States, Canada and Mexico. Immediately following such acquisition, a third party contributed specified assets to US Pony Holdings, LLC in exchange for a 25% non-controlling interest in the entity. As a result of these transactions, US Pony Holdings, LLC is consolidated with the Company, which increased the Company’s indefinite-lived trademarks by $48.8 million. See Note 3 for further details on this transaction.

Amortization expense for intangible assets for the Current Quarter and for the three months ended June 30, 2014 (the “Prior Year Quarter”) was $0.8 million and $1.0 million, respectively.  Amortization expense for intangible assets for the Current Six Months and for the six months ended June 30, 2014 (the “Prior Year Six Months”) was $1.7 million and $2.5 million, respectively.

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy, Sharper Image, Umbro, Modern Amusement, Buffalo, Lee Cooper, Hydraulic, Nicholas Graham, Strawberry Shortcake and Pony have been determined to have an indefinite useful life and accordingly no amortization has been recorded in the Company’s unaudited condensed consolidated income statements. Instead, each of these intangible assets are tested for impairment annually and, as needed, on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of income at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter. There was no impairment of the indefinite-lived trademarks during the Current Quarter, Current

Six Months, Prior Year Quarter or Prior Year Six Months. Further, as it relates to the Company’s definite-lived trademarks, there was no impairment of the definite-lived trademarks during the Current Quarter, Current Six Months, Prior Year Quarter and Prior Year Six Months.

3. Acquisitions, Joint Ventures and Investments

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

In March 2015, the Company purchased from Novel its 50% interest in Iconix China for $57.4 million, of which $40.4 million was paid in cash, $15.7 million was paid in the Company’s common stock, and $1.3 million was an amount due the Company from Iconix China that was offset against the Company’s accounts receivable (the “2015 Buy-out”), thereby taking 100% of the equity interest in Iconix China. The following is a reconciliation of consideration paid to Novel Fashion Brands Limited:

Cash paid to Novel Fashion Brands Limited	$40,400
Shares issued to the seller	15,703
Offset of accounts receivable	1,269
Fair value of 50% interest in Iconix China	$57,372

As a result of the 2015 Buy-out, Iconix China is subject to consolidation and is included in the Company’s unaudited condensed consolidated financial statements as of June 30, 2015.

The estimated fair value of the assets acquired, less liabilities assumed (which is preliminary and subject to change), is allocated as follows:

Fair value of 50% interest in Iconix China	$57,372
Book value of Company equity investment prior to 2015 Buy-out	10,006
Gain on re-measurement of initial equity investment	47,365
$114,743
Trademarks	40,500
Investments in private companies	42,659
Cash	20,184
Other assets	5,997
Accrued expenses	(447)
Goodwill	5,850
$114,743

Other assets consist primarily of securities of a company publicly traded on the Hong Kong Stock Exchange.

The Iconix China trademarks have been determined by management to have an indefinite useful life and accordingly no amortization is being recorded in the Company’s unaudited condensed consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis. The $5.9 million of goodwill resulting from the 2015 Buy-out is deductible for income tax purposes.

For the Current Quarter and Current Six Months, post-acquisition, the Company’s selling, general and administrative expenses increased by $0.6 million and other income increased by $0.6 million as a result of consolidating Iconix China on the Company’s unaudited condensed consolidated income statement.

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

In accordance with the terms of the asset purchase agreement, the Company paid the Seller $105.0 million in cash at closing.

The cash paid to the Sellers and the estimated fair value of the assets acquired (which is preliminary and subject to change), is allocated as follows:

Cash paid to sellers by the Company	$105,000
Trademarks	$93,971
License agreements	800
Note receivable	8,654
Accounts receivable	1,075
Goodwill	500
$105,000

The note receivable represents amounts due from AG in respect of non-compete payments pursuant to a License Agreement entered into with AG simultaneously with the closing of the transaction. The note is in the principal amount of $10.0 million and is paid in equal quarterly installments over a two year period.

For the Current Quarter and Current Six Months, post-acquisition, the Company recognized approximately $2.0 million and $3.4 million, respectively, in revenue from such assets. The $0.5 million of goodwill resulting from the 2015 acquisition is deductible for income tax purposes.

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

The following table is a reconciliation of cash paid to Pony Sellers and the fair value of ALS’s non-controlling interest (which is preliminary and subject to change):

Cash paid to Pony Sellers	$37,000
Fair value of 25% non-controlling interest to ALS	12,333
Fair value of PONY	$49,333

The estimated fair value of the assets acquired is allocated as follows:

Trademarks	$48,750
License agreements	250
Goodwill	333
Fair value of PONY	$49,333

Accounting Standards Codification (“ASC”) 810 - “Consolidations” (“ASC 810”) affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 75% membership interest in Pony Holdings compared to the minority owner’s 25% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide them with substantive participating rights in Pony Holdings. As such, Pony Holdings is subject to consolidation with the Company, which is reflected in the unaudited condensed consolidated financial statements.

For the Current Quarter and Current Six Months, post-acquisition, the Company recognized approximately $1.2 million and $2.0 million in revenue from Pony Holdings. The $0.3 million of goodwill resulting from the 2015 acquisition is deductible for income tax purposes.

Unaudited Pro Forma Information

Unaudited pro forma information for the transactions completed during the Current Six Months is not presented because the effects of such transactions, individually and in the aggregate, are considered immaterial to the Company.

Iconix Latin America

In December 2008, the Company formed a joint venture, Iconix Latin America, with New Brands, an affiliate of the Falic Group, to develop, exploit, market and license the Latin American territory comprising of Mexico, Central America, South America and the Caribbean. In February 2014, the Company purchased from New Brands its 50% interest in Iconix Latin America for $42.0 million, giving the Company a 100% interest in Iconix Latin America.

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

Icon Modern Amusement

In December 2012, the Company entered into an interest purchase and management agreement with Dirty Bird Productions, Inc., a California corporation, in which the Company effectively purchased a 51% controlling interest in the Modern Amusement trademarks and related assets for $5.0 million, which was funded entirely from cash on hand. To acquire its 51% controlling interest in the trademark, the Company formed a new joint venture company, Icon Modern Amusement LLC (“Icon MA”), a Delaware limited liability company.

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

In connection with the Peanuts Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide. The Beagle Note bore interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on each anniversary of June 3, 2010, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date. Principal was prepayable at any time. The Beagle Note was secured by the membership interest in Peanuts Holdings owned by Beagle. In February 2015, the remaining amount due on the Beagle Note was paid in full.

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees, Roc Apparel Group LLC (“RAG”), whose principal owner is Shawn “Jay-Z” Carter, for nominal consideration. The Company has determined that this entity is a variable interest entity as defined by ASC 810. However, the Company is not the primary beneficiary of this entity. The investment in this entity is accounted for under the cost method of accounting. Subsequent to March 2009, this investment in RAG was assigned from Scion to the Company. From March 2009 through January 2014, the Company and its partner contributed approximately $11.8 million to Scion, which was deposited as cash collateral under the terms of RAG’s financing agreements. In June 2010, $3.3 million was released from collateral and distributed to the Scion members equally. In July 2014, the lender under such financing arrangement made a cash collateral call, reducing the Company’s restricted cash by $8.5 million. In FY 2014, the Company recorded a $2.7 million charge to reduce this receivable to $5.8 million. RAG caused such amount to be repaid pursuant to a binding term sheet dated April 2015, which resulted in a final agreement on July 6, 2015, between the Company and the managing member of RAG. In addition, on July 6, 2015, in accordance with the terms of such final agreement, the Company sold its 16.6% interest in RAG to an affiliate of Shawn “Jay-Z” Carter for nominal consideration.

In May 2012, Scion, through a newly formed subsidiary, Scion BBC LLC, purchased a 50% interest in BBC Ice Cream LLC, owner of the Billionaire Boys Club and Ice Cream brands for approximately $3.5 million.

Additionally, in April 2015, the Company entered into a binding term sheet, which resulted in a final agreement on July 6, 2015, to purchase the remaining 50% interest in Scion, which the Company has consolidated since inception, from an affiliate of Shawn “Jay-Z” Carter for $6.0 million increasing the Company’s ownership to 100%, also effectively increasing its interest in BBC Ice Cream LLC to 50% and Artful Holdings LLC to 100%.

Joint Ventures/Equity Method Investees

The following joint ventures are recorded using the equity method of accounting:

Iconix Middle East Joint Venture

In December 2014, the Company formed Iconix MENA (“Iconix Middle East”) a wholly owned subsidiary of the Company and contributed substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “Middle East Territory”). Shortly thereafter, Global Brands Group Asia Limited (“GBG”), purchased a 50% interest in Iconix Middle East for approximately $18.8 million. GBG paid $6.3 million in cash upon the closing of the transaction and committed to pay an additional $12.5 million over the 24-month period following closing. As a result of this transaction, the Company recorded a gain of $10.3 million in FY 2014 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture. As of June 30, 2015, of the $12.2 million, net of discount for present value, remaining due to the Company from GBG, approximately $6.3 million is included in other assets - current and $5.9 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

LC Partners U.S.

In March 2014, the Company formed LC Partners US, LLC (“LCP”), a wholly-owned subsidiary of the Company, and contributed substantially all its rights to the Lee Cooper brand in the US through an agreement with LCP. Shortly thereafter, Rise Partners, LLC (“Rise Partners”), purchased a 50% interest in LCP for $4.0 million, of which $0.8 million in cash was received during FY 2014, with the remaining $3.2 million to be paid in four equal annual installments on the first through the fourth anniversaries of the closing date. As of June 30, 2015, of the $2.4 million remaining due to the Company, approximately $0.8 million is included in other assets - current and $1.6 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

Iconix Southeast Asia Joint Venture

In October 2013, the Company formed Iconix SE Asia Limited (“Iconix SE Asia”), a wholly owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Indonesia, Thailand, Malaysia, Philippines, Singapore, Vietnam, Cambodia, Laos, Brunei, Myanmar, and East Timor (the “South East Asia Territory”). Shortly thereafter, GBG (f/k/a Li + Fung Asia Limited) purchased a 50% interest in Iconix SE Asia for approximately $12.0 million. GBG paid $7.5 million in cash upon the closing of the transaction and committed to pay an additional $4.5 million over the 24-month period following closing. As a result of this transaction, the Company recorded a gain of $4.7 million for the year ended December 31, 2013 (“FY 2013”) for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture.

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

As of June 30, 2015, of the aggregate $21.9 million, net of discount for present value, remaining due to the Company from GBG for the above transactions, $9.3 million is included in other assets - current and $12.6 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

The Company serves as Iconix SE Asia’s administrative manager, responsible for arranging for or providing back-office services including legal maintenance of trademarks (e.g. renewal of trademark registrations) for the brands in respect of the territories included in Iconix SE Asia. Further, Iconix SE Asia has access to general brand marketing materials, prepared and owned by the Company, to refit for use by the joint venture in territories included in Iconix SE Asia. GBG serves as Iconix SE Asia’s local manager, responsible for providing market experience in respect of the applicable territory, managing the joint venture on a day-to-day basis (other than back-office services), identifying potential licensees and assisting the Company in enforcement of license agreements in respect of the applicable territory. The Company receives a monthly fee in connection with the performance of its services as administrative manager in an amount equal to 5% of Iconix SE Asia’s gross revenue collected in prior month. GBG receives a monthly fee in connection with the performance of its services as local manager in an amount equal to 15% of Iconix SE Asia’s gross revenue collected in prior month. In October 2013, and in respect of services that commenced in August 2013 and expired on December 31, 2013, the Company executed a Consultancy Agreement with LF Centennial Limited, an affiliate of Li and Fung Asia Limited, for the provision of brand strategy services in Asia to assist the Company in developing its brands. Pursuant to the Consultancy Agreement, the Company paid LF Centennial Limited four installments of $0.5 million for the provision of such services.

At inception and closing of the June 2014 and September 2014 transactions, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and GBG, that Iconix SE Asia is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Israel Joint Venture

In November 2013, the Company formed Iconix Israel. LLC (“Iconix Israel”), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) through an agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million in cash upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As a result of this transaction, the Company recorded a gain of $2.3 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture, which was included in other revenue in FY 2013. As of June 30, 2015, of the $1.2 million remaining due to the Company from MGS, approximately $0.8 million is included in other assets - current and $0.4 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

Iconix Canada Joint Venture

In June 2013, the Company formed Iconix Canada L.P. (“Ico Canada”) and Ico Brands L.P. (“Ico Brands” and, together with Ico Canada, collectively, “Iconix Canada”, as wholly-owned indirect subsidiaries of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Canada (the “Canada Territory”) through agreements with the Iconix Canada partnerships. Shortly thereafter through their acquisitions of limited partnership and general partnership interests, Buffalo International ULC and BIU Sub Inc. purchased 50% interests in the Iconix Canada partnerships for $17.8 million in the aggregate, of which approximately $8.9 million in the aggregate, was paid in cash upon closing of these transactions in June 2013, and the remaining $8.9 million of which are notes payable to the Company to be paid, as amended, over the five year period following the date of closing, with final payment in June 2018. As a result of these transactions, the Company recognized a gain of approximately $9.8 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint ventures. As of June 30, 2015, of the $5.7 million note receivable, approximately $2.9 million is included in other assets – current and $2.8 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

As of June 30, 2015, of the $1.9 million note receivable, approximately $1.0 million is included in other assets – current and $0.9 million is included in other assets on the unaudited condensed consolidated balance sheet.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Reliance, that Iconix India is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim is entitled to an additional $3.0 million. Through June 30, 2015, $21.0 million was paid to Purim with the remaining $2.0 million owed to Purim included in other liabilities-current on the Company’s unaudited condensed consolidated balance sheet.

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

Investments in Iconix China

Through our acquisition of the remaining 50% interest of Iconix China (see above), we have equity interests in the following private companies including; Candies Shanghai Fashion Co., Ltd. (which can be put by the Company to Shanghai La Chappelle Fashion Co., Ltd. for cash based on a pre-determined formula), Ecko Industry (Shanghai) Co. Ltd., Ningbo Material Girl Fashion Co., Ltd., Tangli International Holdings Ltd., Xi Ha Clothing and Northeast Socks.

Brands Placed	Partner	Ownership by Iconix China	Value of Investment As of June 30, 2015
Candie’s	Candies Shanghai Fashion Co., Ltd.	20%	$9,494
Marc Ecko	Marc Ecko China Ltd.	15%	2,293
Material Girl	Ningbo Material Girl Fashion Co., Ltd.	20%	5,439
Ed Hardy	Tangli International Holdings Ltd,	20%	10,486
Ecko Unltd	Ecko Industry (Shanghai) Co., Ltd.	20%	11,158
Joe Boxer	Joe Boxer China, Ltd.	25%	3,789
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

4. Other Revenue

The following table details transactions comprising other revenue in the consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
LCP (see Note 3)	$—	$—	$—	$3,971
Iconix SE Asia (see Note 3)	—	13,614	—	13,614
Sharper Image- eCommerce/Domain Name	—	7,787	—	7,787
Total other revenue	$—	$21,401	$—	$25,372

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

Hedge Instruments

From time to time, the Company will purchase hedge instruments to mitigate income statement risk and cash flow risk of revenue and receivables. As of June 30, 2015, the Company had no hedge instruments other than the 2.50% Convertible Note Hedges and 1.50% Convertible Note Hedges (see Note 6).

Financial Instruments

As of June 30, 2015 and December 31, 2014, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our cost method investments is not readily determinable and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these cost method investments as of June 30, 2015 and December 31, 2014. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,478,585	$1,554,098	$1,394,077	$1,601,418

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other”, (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during the Current Quarter, Current Six Months, Prior Year Quarter or Prior Year Six Months.

6. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	June 30, 2015	December 31, 2014
Senior Secured Notes	$743,469	$774,030
1.50% Convertible Notes	348,321	339,943
2.50% Convertible Notes	286,795	280,104
Variable Funding Note	100,000	—
Total	$1,478,585	$1,394,077

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

The Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all of Iconix’s United States and Canadian revenue-generating assets (the “Securitized Assets”), consisting principally of its intellectual property and license agreements for the use of its intellectual property, were transferred to and are currently held by the Co-Issuers. The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiaries that own the Badgley Mischka trademarks, the Ecko Unltd trademarks, the Mark Ecko trademarks, the Umbro trademarks, the Lee Cooper trademarks, and the Strawberry Shortcake trademarks, (y) the Iconix subsidiaries that own Iconix’s other brands outside of the United States and Canada or (z) the joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Artful Dodger trademarks, the Modern Amusement trademarks and the Buffalo trademarks, the Pony trademarks, the Nicholas Graham trademarks, the Hydraulic trademarks and a 50% interest in the Ice Cream trademarks, and the Billionaire Boys Club trademarks.

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

As of June 30, 2015 and December 31, 2014, the total principal balance of the Notes was $843.5 million and $774.0 million, respectively, of which $61.1 million was included in the current portion of long-term debt on the Company’s unaudited condensed consolidated balance sheet for each period. As of June 30, 2015 and December 31, 2014, $64.1 million and $59.6 million, respectively, is included in restricted cash on the unaudited condensed consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

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

Pursuant to guidance issued under ASC 815- “Derivatives and Hedging” (“ASC 815”), the 1.50% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 1.50% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.50% Convertible Notes and the 1.50% Convertible Notes Hedges and Sold Warrants defined and discussed below on earnings per share, see Note 6.

As of June 30, 2015 and December 31, 2014, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $348.3 million and $339.9 million, respectively, and is reflected on the unaudited condensed consolidated balance sheets as follows:

	June 30, 2015	December 31, 2014
Equity component carrying amount	$49,931	$49,931
Unamortized discount	51,679	60,057
Net debt carrying amount	348,321	339,943

For each of the Current Quarter and Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.9 million representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Six Months and Prior Year Six Months, the Company recorded additional non-cash interest expense of approximately $7.7 million and $7.5 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For each of the Current Quarter and Prior Year Quarter, cash interest expense relating to the 1.50% Convertible Notes was approximately $1.5 million.

For each of the Current Six Months and Prior Year Six Months, cash interest expense relating to the 1.50% Convertible Notes was approximately $3.0 million.

The 1.50% Convertible Notes do not provide for any financial covenants.

On March 18, 2013, the Company used a portion of the proceeds from the 1.50% Convertible Notes to repurchase 2,964,000 shares of its common stock in a private transaction with a third party for $69.0 million. See note 6 for further information on our stock repurchase program.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of June 30, 2015 and December 31, 2014, the balance of deferred income tax assets related to this transaction was approximately $15.9 million and $18.9 million, respectively.

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

The Company has evaluated the impact of adopting guidance issued under ASC 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through June 30, 2015, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

2.50% Convertible Notes

On May 23, 2011, the Company completed the issuance of $300.0 million principal amount of the Company’s 2.50% convertible senior subordinated notes due June 2016 (“2.50% Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering, excluding the net cost of hedges and sale of warrants (described below) and including transaction fees, were approximately $291.6 million. The Company’s current intention is to refinance the 2.50% Convertible Notes.

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

Pursuant to guidance issued under ASC 815, the 2.50% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 2.50% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 2.50% Convertible Notes and the 2.50% Convertible Notes Hedges and Sold Warrants defined and discussed below on earnings per share, see Note 6.

As of June 30, 2015 and December 31, 2014, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $286.8 million (which is included in current portion of long-term debt) and $280.1 million, respectively, and is reflected on the condensed consolidated balance sheets as follows:

	June 30, 2015	December 31, 2014
Equity component carrying amount	$35,996	$35,996
Unamortized discount	13,205	19,896
Net debt carrying amount	286,795	280,104

For the Current Quarter and Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.1 million and $2.8 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Six Months and Prior Year Six Months, the Company recorded additional non-cash interest expense of approximately $6.1 million and $5.7 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For each of the Current Quarter and Prior Year Quarter, cash interest expense relating to the 2.50% Convertible Notes was $1.9 million.

For each of the Current Six Months and Prior Year Six Months, cash interest expense relating to the 2.50% Convertible Notes was approximately $3.8 million.

The 2.50% Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of June 30, 2015 and December 31, 2014, the balance of deferred income tax assets related to this transaction was approximately $3.8 million and $5.9 million, respectively.

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

The Company has evaluated the impact of adopting guidance issued under ASC 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through June 30, 2015, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Debt Maturities

As of June 30, 2015, the Company’s debt maturities on a calendar year basis are as follows:

	Total	July 1 through December 31, 2015	2016	2017	2018	2019	Thereafter
Senior Secured Notes	$743,469	$30,562	$61,123	$61,123	$61,123	$61,123	$468,415
1.50% Convertible Notes (1)	$348,321	—	—	—	348,321		—
2.50% Convertible Notes (2)	$286,795	—	286,795	—	—	—	—
Variable Funding Notes	$100,000				100,000
Total	$1,478,585	$30,562	$347,918	$61,123	$509,444	$61,123	$468,415

(1)

Reflects the net debt carrying amount of the 1.50% Convertible Notes in the consolidated balance sheet as of June 30, 2015, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 1.50% Convertible Notes is $400.0 million.

(2)

Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of June 30, 2015, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

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

The following table illustrates the activity under the Repurchase Programs, in the aggregate, for FY 2015, FY 2014, FY 2013, FY 2012 and FY 2011:

	# of shares repurchased as part of stock repurchase programs	Cost of shares repurchased (in 000’s)	Weighted Average Price
Q2 YTD 2015	360,000	$12,391	$34.42
FY 2014	4,994,578	193,434	38.73
FY 2013	15,812,566	436,419	27.60
FY 2012	7,185,257	125,341	17.44
FY 2011	1,150,000	19,138	16.64
Total, FY 2011 through June 30, 2015	29,502,401	$786,723	$26.67

As of June 30, 2015, $13.3 million and $500.0 million remained available for repurchase under the July 2013 Program and February 2014 Program, respectively.

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

Shares Reserved for Issuance

At June 30, 2015, 2,231,195 common shares were reserved for issuance under the Amended and Restated 2009 Plan. At June 30, 2015 there were no common shares available for issuance under any previous Company plan.

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

There was no compensation expense related to stock option grants or warrant grants during the Current Quarter, Current Six Months, Prior Year Quarter or Prior Year Six Months as all prior awards have been fully expensed.

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Six Months are as follows:

Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	141,077	$12.10
Granted	—	—
Canceled	—	—
Exercised	(15,000)	16.33
Expired/Forfeited	(16,077)	3.11
Outstanding at June 30, 2015	110,000	$12.84
Exercisable at June 30, 2015	110,000	$12.84

Warrants	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2015	20,000	$6.65
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at June 30, 2015	20,000	$6.65
Exercisable at June 30, 2015	20,000	$6.65

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

The following tables summarize information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2015	2,699,732	$22.40
Granted	96,509	29.33
Vested	(596,073)	31.98
Forfeited/Canceled	(49,290)	38.90
Non-vested, June 30, 2015	2,150,878	$19.70

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

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was approximately $3.3 million and $5.7 million, respectively. Compensation expense related to restricted stock grants for the Current Six Months and Prior Year Six Months was approximately $5.9 million and $8.2 million, respectively. An additional amount of $4.4 million of expense related to time-based restricted shares is expected to be expensed evenly over a period of approximately three years. During the Current Quarter and Prior Year Quarter, the Company repurchased shares valued at $1.4 million and $0.4 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises. During the Current Six Months and Prior Year Six Months, the Company repurchased shares valued at $11.4 million and $14.0 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.

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

As of June 30, 2015, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, less than 0.2 million were anti-dilutive. As of June 30, 2014, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, none were anti-dilutive.

As of June 30, 2015 and June 30, 2014, none of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers were anti-dilutive.

As of June 30, 2015, warrants issued in connection with the Company’s 1.50% Convertible Notes financing and 2.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation. As of June 30, 2014, warrants issued in connection with the Company’s 1.50% Convertible Notes financing and 2.50% Convertible Notes financing were dilutive and therefore were included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic	48,243	48,551	48,201	49,034
Effect of exercise of stock options	82	1,016	91	1,061
Effect of assumed vesting of restricted stock	1,270	1,339	1,286	1,361
Effect of convertible notes subject to conversion	—	5,743	1,174	5,240
Effect of convertible notes warrants subject to conversion	—	1,946	—	1,541
Diluted	49,595	58,595	50,752	58,237

See Note 6 for discussion of hedges related to our convertible notes.

9. Commitments and Contingencies

Legal Proceedings

Two securities class actions, respectively captioned Lazaro v. Iconix Brand Group, Inc. et al., Docket No. 1:15-cv-04981-PGG, and Niksich v. Iconix Brand Group, Inc. et al., Docket No. 1:15-cv-04860-PGG, are pending in the United States District Court for the Southern District of New York against the Company and certain former officers (each, a “Class Action” and, together, the “Class Actions”). The plaintiffs in the Class Actions purport to represent a class of purchasers of the Company’s securities from February 20, 2013 to April 17, 2015, inclusive, and claim that the Company and individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements regarding certain aspects of the Company’s business operations and prospects. The Company and the individual defendants intend to vigorously defend against the claims.

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

10. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation is a charitable foundation founded by Neil Cole, the Company’s former Chairman and Chief Executive Officer, for the purpose of raising national awareness about the consequences of teenage pregnancy. As of June 30, 2015, the Company owed the Candie’s Foundation less than $0.1 million, and as of December 31, 2014, the Candie’s Foundation owed the Company less than $0.1 million. The Company intends to pay-off the entire amount due the Candie’s Foundation during 2015. The Company may make additional advances to the Candie’s Foundation as and when necessary.

Travel

The Company recorded expenses of $33 in the Prior Year Quarter and $95 in the Prior Year Six Months, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. There were no such expenses in the Current Quarter or Current Six Months. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

11. Segment and Geographic Data

The Company identifies its operating segments according to how business activities are managed and evaluated. Prior to the Current Quarter, the Company had disclosed one reportable segment: licensing and other revenue. Subsequently, the Company has reviewed its business activities, how they are managed and evaluated, and determined that it would reflect four distinct reportable operating segments: men’s, women’s, home and entertainment. Therefore, the Company has disclosed these reportable segments for the periods shown below. Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported.

The geographic regions consist of the United States, Japan and Other (which principally represent Latin America and Europe). Revenues attributable to each region are based on the location in which licensees are located and where they principally do business.

Reportable data for the Company’s operating segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Licensing and other revenue:
Men's	$24,828	$27,213	$46,383	$51,105
Women's	40,062	39,985	80,151	81,437
Home	9,068	11,242	19,014	22,221
Entertainment	24,501	19,102	48,298	54,946
Corporate	—	21,401	—	25,372
	$98,459	$118,943	$193,846	$235,081
Operating income (loss):
Men's	$14,982	$16,003	$25,201	$31,188
Women's	33,633	34,595	67,694	70,148
Home	7,367	9,416	15,361	18,985
Entertainment	7,725	3,497	15,983	15,609
Corporate	(14,335)	11,139	(23,635)	6,656
	$49,372	$74,650	$100,604	$142,586

Licensing and other revenue by category:
Direct-to-retail license	$43,592	$44,737	$84,551	$86,418
Wholesale licenses	42,971	43,589	85,265	87,974
Other licenses	11,896	9,216	24,030	35,317
Other revenue	—	21,401	—	25,372
	$98,459	$118,943	$193,846	$235,081
Licensing and other revenue by geographic region:
United States	$67,226	$74,933	$134,387	$157,974
Japan	7,951	7,630	16,010	16,518
Other (1)	23,282	36,380	43,449	60,589
	$98,459	$118,943	$193,846	$235,081

(1)	No single country represented 10% of the Company’s revenues in the periods presented.

Note 12. Other Assets- Current

	June 30, 2015	December 31, 2014
Other assets- current consisted of the following:
Notes receivables on sale of trademarks	$23,374	$24,219
Note receivable in connection with Strawberry Shortcake acquisition (1)	5,000	—
Prepaid advertising	5,589	8,439
Prepaid expenses	1,427	724
Short-term receivable- Beagle note receivable	—	2,085
Deferred charges	2,561	1,191
Prepaid taxes	6,462	26,448
Prepaid insurance	370	439
Due from related parties	3,187	3,331
Other current assets	2,062	1,711
	$50,032	$68,587

(1)

The Note receivable in connection with Strawberry Shortcake acquisition represents amounts due from AG in respect of non-compete payments pursuant to a License Agreement entered into with AG simultaneously with the closing of the transaction.

Note 13. Other Liabilities – Current

As of June 30, 2015 and December 31, 2014, other current liabilities include amounts due to related parties of $13.4 million and $8.7 million, respectively, and amounts due to Purim related to the MG Icon acquisition of $2.0 million and $4.0 million, respectively. See Note 3 for further details of this transaction.

Note 14. Foreign Currency Translation

Iconix Luxembourg and Red Diamond Holdings are wholly owned subsidiaries of the Company, located in Luxembourg, that for accounting purposes are required to maintain their accounting records in Euros. However the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and Current Six Months, the Company recorded a $2.0 million currency translation loss and an $8.5 million currency translation gain, respectively, that is included in the unaudited condensed consolidated statement of income.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and Current Six Months, we recognized as a component of our comprehensive income, a foreign currency translation gain of $7.1 million and foreign currency translation loss of $31.1 million, respectively, due to changes in foreign exchange rates during the Current Quarter and Current Six Months. During the Prior Year Quarter and Prior Year Six Months, we recognized as a component of our comprehensive income, a foreign currency translation loss of $2.3 million and $2.6 million, respectively, due to changes in foreign exchange rates during the Prior Year Quarter and Prior Year Six Months.

Note 15. Accounting Pronouncements

Recent Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-05, Customers' Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. We are currently evaluating the impact of adopting this guidance.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted as of the original effective date of December 15, 2016 in ASU 2014-09. Companies will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. We are currently evaluating the impact of adopting this guidance.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU was effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company adopted ASU 2014-08 on January 1, 2015, and it had no impact on the condensed consolidated financial statements.

Note 16. Other Matters

The Company is currently in a comment letter process with the Staff of the Securities and Exchange Commission relating to an ongoing periodic review of the Company's Form 10-K for the year ended December 31, 2014. The current correspondence relates to the accounting treatment for the formation of the Company's international joint ventures under U.S. Generally Accepted Accounting Principles and whether such joint ventures should potentially have been consolidated in the Company's historical results. The Company's Board of Directors also formed a Special Committee consisting of independent directors to review the accounting treatment related to certain of the Company's international joint venture transactions.

Note 17. Subsequent Event Footnote

On August 5, 2015, Mr. Cole resigned as the Company’s Chairman of the Board, President, Chief Executive Officer and as a director of the Company effective immediately. Upon Mr. Cole’s resignation, Mr. F. Peter Cuneo, a member of the Company’s Board of Directors, was appointed the Company’s Chairman of the Board and Interim Chief Executive Officer.  Under the terms of the Separation Agreement with Mr. Cole, the Company will recognize a one-time pre-tax charge of approximately $5.0 million in the third quarter of 2015.  Under the terms of Mr. Cuneo’s agreement as Interim Chief Executive Officer, the Company will recognize a one-time pre-tax charge of approximately $1.2 million in the third quarter of 2015.

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

The Company’s brand portfolio includes Candie’s ®, Bongo ®, Badgley Mischka ®, Joe Boxer  ® , Rampage  ® , Mudd  ® , London Fog  ® , Mossimo  ® , Ocean Pacific/OP  ® , Danskin /Danskin Now ® , Rocawear  ®  /Roc Nation  ® , Artful Dodger  ® , Cannon  ® , Royal Velvet  ® , Fieldcrest  ® , Charisma  ® , Starter  ® , Waverly  ® , Ecko Unltd  ®  /Mark Ecko Cut & Sew ® , Zoo York  ® , Sharper Image  ® , Umbro  ®  ,Lee Cooper  ®  and Strawberry Shortcake  ® ; and interest in Material Girl  ® , Peanuts  ® , Ed Hardy  ® , Truth or Dare  ® , Billionaire Boys Club  ® , Ice Cream  ® , Modern Amusement  ® , Buffalo  ® , Nick Graham  ® , Hydraulic ®  and Pony ® .

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

The Company identifies its operating segments according to how business activities are managed and evaluated. Prior to the Current Quarter, the Company had disclosed one reportable segment: licensing and other revenue. Subsequently, the Company has reviewed its business activities, how they are managed and evaluated, and determined that it would, going forward, reflect four distinct reportable operating segments: men’s, women’s, home and entertainment. Therefore, the Company has disclosed these reportable segments for the periods shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Licensing and other revenue:
Men's	$24,828	$27,213	$46,383	$51,105
Women's	40,062	39,985	80,151	81,437
Home	9,068	11,242	19,014	22,221
Entertainment	24,501	19,102	48,298	54,946
Corporate	—	21,401	—	25,372
	$98,459	$118,943	$193,846	$235,081
Operating income (loss):
Men's	$14,982	$16,003	$25,201	$31,188
Women's	33,633	34,595	67,694	70,148
Home	7,367	9,416	15,361	18,985
Entertainment	7,725	3,497	15,983	15,609
Corporate	(14,335)	11,139	(23,635)	6,656
	$49,372	$74,650	$100,604	$142,586

Highlights of Current Quarter

•	Q2 Licensing revenue up 1% as compared to the Prior Year Quarter
•	Excluding the effect of foreign exchange rates, licensing revenue increased 5%

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total licensing revenue for the Current Quarter was $98.5 million, a 1% increase as compared to $97.5 million for the Prior Year Quarter. Total licensing revenue was negatively impacted by approximately $3.7 million due to foreign exchange rates. The entertainment segment increased 28% from $19.1 million in the Prior Year Quarter to $24.5 million in the Current Quarter mainly due to strong overall business from our Peanuts brand and additional revenue from our recently completed purchase of the Strawberry Shortcake brand. The women’s segment was relatively flat, from $40.0 million in the Prior Year Quarter to $40.1 million in the Current Quarter. The men’s segment decreased 9% from $27.2 million in the Prior Year Quarter to $24.8 million in the Current Quarter mainly due to weakness in our Rocawear and Ecko brands. In addition, the decrease is also attributable to revenue related to Lee Cooper within international joint ventures formed in 2014, which are not included in licensing revenue for the Current Quarter. The home segment decreased 19% from $11.2 million in the Prior Year Quarter to $9.1 million in the Current Quarter mainly due to a decrease in our Sharper Image brand partially related to the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark in June 2014.

Other Revenue. Other revenue for the Current Quarter totaled zero, compared to $21.4 million in the Prior Year Quarter. The decrease of $21.4 million was due to (i) a $13.6 million gain realized on the sale of certain trademarks to our Iconix SE Asia joint venture and (ii) $7.8 million gain on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark in the Prior Year Quarter, for which there were no comparable transactions in the Current Quarter.

Operating Expenses. Total operating expenses (“SG&A”) was $49.1 million for the Current Quarter as compared to $44.3 million for the Prior Year Quarter, an increase of $4.8 million. SG&A in the entertainment segment increased 8% from $15.6 million in the Prior Year Quarter to $16.8 million in the Current Quarter which was mainly due to increased agent expenses as a result of higher revenues in the Peanuts brand. SG&A from the women’s segment increased 19% from $5.4 million in the Prior Year Quarter to $6.4 million in the Current Quarter mainly due to advertising for the Mudd brand. SG&A from the men’s segment decreased 12% from $11.2 million in the Prior Year Quarter to $9.8 million in the Current Quarter mainly due to decreased compensation costs and lower amortizations costs related to the Umbro and Ecko acquired license agreements, partially offset by advertising costs for the Umbro brand. SG&A from the home segment decreased 7% from $1.8 million in the Prior Year Quarter to $1.7 million in the Current Quarter mainly due to decreased compensation costs. Corporate SG&A increased 40% from $10.3 million to $14.3 million mainly due to increased professional fees of $2.0 million as a result of the continuing correspondence with the Staff and the Special Committee’s review (See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements).

Operating Income. Total operating income for the Current Quarter decreased to $49.4 million, or approximately 50% of total revenue, compared to approximately $74.7 million or approximately 63% of total revenue in the Prior Year Quarter. Operating income from the entertainment segment was $7.7 million in the Current Quarter compared to $3.5 million in the Prior Year Quarter. Operating income from the women’s segment was $33.6 million in the Current Quarter compared to $34.6 million in the Prior Year Quarter. Operating income from the men’s operating segment was $15.0 million in the Current Quarter compared to $16.0 million in the Prior Year Quarter. Operating income from the home segment was $ 7.4 million in the Current Quarter compared to $9.4 million in the Prior Year Quarter. Corporate operating loss was $14.3 million in the Current Quarter compared to operating income of $11.1 million in the Prior Year Quarter.

Other Expenses-Net. Other expenses- net were approximately $17.8 million for the Current Quarter as compared to $15.1 million for the Prior Year Quarter, an increase of $2.7 million. The increase in other expenses-net was primarily related to a $2.0 million foreign currency translation loss in the Current Quarter, for which there was no comparable gain or loss in the Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 38.6% resulting in a $12.2 million income tax expense, as compared to an effective income tax rate of 34.9% in the Prior Year Quarter which resulted in the $20.8 million income tax expense. The increase in our effective tax rate primarily relates to a smaller portion of our income being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $19.4 million in the Current Quarter, compared to net income of approximately $38.8 million in the Prior Year Quarter, as a result of the factors discussed above.

Current Six Months compared to Prior Year Six Months

Licensing Revenue. Total licensing revenue for the Current Six Months totaled $193.8 million, an 8% decrease as compared to $209.7 million for the Prior Year Six Months. Total licensing revenue was negatively impacted by approximately $6.5 million due to foreign exchange rates. In addition, total licensing revenue in the 2014 period included $17.1 million of revenue related to the 5-year renewal of the Peanuts specials with ABC for which there is no comparable revenue in the Current Six Months. After excluding the effect of foreign exchange rates and revenue related to the ABC renewal in the Prior Year Six Months, licensing revenue increased approximately 4%. Licensing revenue from the entertainment segment decreased 12% from $54.9 million in the Prior Year Six Months to $48.3 million in the Current Six Months mainly due to a decrease in our Peanuts revenue related to the renewal of Peanuts specials with ABC, which was $17.1 million in the Prior Year Six Months for which there was no comparable revenue in the Current Six Months, partially offset by additional revenue in the Current Six Months from our recently completed purchase of the Strawberry Shortcake brand. Licensing revenue from the women’s segment decreased 2% from $81.4 million in the Prior Year Six Months to $80.2 million in the Current Six Months mainly due to general weakness in revenue from our Rampage and Bongo brands. Licensing revenue from the men’s segment decreased 9% from $51.1 million in the Prior Year Six Months to $46.4 million in the Current Six Months mainly due to general weakness in revenue from our Ecko and Rocawear brands, as well as revenue related to Lee Cooper within international joint ventures formed in 2014, which are not included in licensing revenue for the Current Six Months. Licensing revenue from the home segment decreased 14% from $22.2 million in the Prior Year Six Months to $19.0 million in the Current Six Months mainly due to a decrease in our Sharper Image brand partially related to the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark in June 2014.

Other Revenue. Other revenue for the Current Six Months totaled zero, compared to $25.4 million in the Prior Year Six Months. The decrease of $25.4 million was due to (i) a $13.6 million gain realized on the sale of certain trademarks to our Iconix SE Asia joint venture, (ii) $7.8 million gain on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark, and (iii) $4.0 million due to the formation of a Lee Cooper U.S. joint venture in the Prior Year Six Months, for which there were no comparable transactions in the Current Six Months.

Operating Expenses. Total SG&A totaled $93.2 million for the Current Six Months compared to $92.5 million for the Prior Year Six Months, an increase of $0.7 million. SG&A in the entertainment segment decreased 18% from $39.3 million in the Prior Year Six Months to $32.3 million in the Current Six Months which was mainly due to talent expenses related to the Peanuts specials with ABC in the Prior Year Six Months. SG&A in the women’s segment increased 10% from $11.3 million in the Prior Six Months to $12.5 million in the Current Six Months mainly due to advertising for the Mudd brand. SG&A in the men’s segment increased 6% from $19.9 million in the Prior Six Months to $21.2 million in the Current Six Months mainly due to increased advertising costs for the Umbro brand partially offset by decreased compensation costs and lower amortizations costs related to the Umbro and Ecko acquired license agreements. SG&A in the home segment increased 13% from $3.2 million in the Prior Year Six Months to $3.7 million in the Current Six Months mainly due to increased advertising for the Royal Velvet brand. Corporate expenses increased 26% from $18.7 million in the Prior Year Six Months to $23.6 million in the Current Six Months mainly due to increased professional fees of $2.4 million as a result of the continuing correspondence with the Staff and the Special Committee’s review (See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements).

Operating Income. Total operating income for the Current Six Months decreased to $100.6 million, or approximately 52% of total revenue, compared to $142.6 million or approximately 61% of total revenue in the Prior Year Six Months. Operating income from the entertainment segment was $16.0 million in the Current Six Months compared to $15.6 million in the Prior Year Six Months. Operating income from the women’s segment was $67.7 in the Current Six Months compared to $70.1 million in the Prior Year Six Months. Operating income from the men’s operating segment was $25.2 million in the Current Six Months compared to $31.2 million in the Prior Year Six Months. Operating income from the home segment was $15.4 million in the Current Six Months compared to $19.0 million in the Prior Year Six Months. Corporate operating loss was $23.6 million in the Current Six Months compared to operating income of $6.7 million in the Prior Year Six Months.

Other Income – Net. Other income – net was approximately $22.8 million in the Current Six Months as compared to $5.4 million in the Prior Year Six Months. This increase of $17.4 million was mainly due to (i) $47.4 million related to the non-cash gain on the fair value re-measurement of our original 50% interest in Iconix China compared to a $37.9 million non-cash gain in the Prior Year Quarter related to the fair value re-measurement of our original 50% interest in Iconix Latin America (see Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of this transaction), and (ii) an $8.5 million foreign currency translation gain in the Current Six Months for which there is no comparable gain or loss in the Prior Year Six Months.

Provision for Income Taxes. The effective income tax rate for the Current Six Months is approximately 30.9% resulting in a $38.1 million income tax expense, as compared to an effective income tax rate of 31.3% in the Prior Year Six Months which resulted in the $46.3 million income tax expense. The decrease in our effective tax rate primarily relates to a one-time charge for New York State taxes in the Prior Year Six Months, offset by a smaller portion of our income in the Current Six Months as compared to the Prior Year Six Months being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $85.3 million in the Current Six Months, compared to net income of approximately $101.6 million in the Prior Year Six Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At June 30, 2015 and December 31, 2014, our cash totaled $117.9 million and $128.0 million, respectively, not including short-term restricted cash of $64.9 million and $59.6 million, respectively, which primarily consists of cash and cash equivalent deposits, held in accounts primarily for debt service.

We believe that cash from future operations, our currently available cash and capacity for additional financings under our Senior Secured Notes facility, as well as our intended refinancing of the 2.50% convertible notes will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including early redemptions by our convertible notes’ holders in the event circumstances allow for early redemptions. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 6 of Notes to the Unaudited Condensed Consolidated Financial Statements for a description of certain prior financings consummated by us.

Changes in Working Capital

At June 30, 2015 and December 31, 2014 the working capital ratio (current assets to current liabilities) was 0.87 to 1 and 2.81 to 1, respectively.

Operating Activities

Net cash provided by operating activities increased approximately $15.9 million, from $84.2 million in the Prior Year Six Months to $100.2 million in the Current Six Months. After excluding the non-cash gain in Current Six Months related to the fair value re-measurement of our original 50% interest in Iconix China and the deferred taxes associated with that non-cash gain, the change in net cash provided by operating activities was primarily due to (i) a decrease in gains on sale of trademarks, (ii) translation gains associated with our international operations, (iii) an increase in our stock-based compensation, (iv) a decrease in earnings and distributions from our equity partners, (v) an increase in our provision for bad debts, primarily related to weakness in certain men’s brands, (vi) an aggregate increase in the net changes in balance sheet items, and (vii) a decrease in net income for the reasons discussed above.

Investing Activities

Net cash used in investing activities increased approximately $113.2 million, from $36.5 million in the Prior Year Six Months to $149.7 million in the Current Six Months. This increase in the Current Six Months is primarily due to (i) our purchase of the Strawberry Shortcake brand for $105 million in cash, as compared to our purchase of the remaining 50% interest in Iconix Latin America in the Prior Year Six Months for $42.0 million in cash, (ii) our purchase of the remaining 50% interest in Iconix China for $20.4 million in cash, net of cash acquired (total cash paid to Novel was $40.4 million) and (iii) our purchase of the Pony brand for $37.0 million in cash.

Financing Activities

Net cash provided by financing activities increased approximately $233.7 million, from cash used in financing activities of $194.4 million in the Prior Year Six Months to cash provided by financing activities of $39.3 million in the Current Six Months. In the Current Six Months, we received proceeds of $100 million from our Variable Funding Notes, for which there were no comparable financings in the Prior Year Six Months. In addition, there was a decrease in shares repurchased on the open market and vesting of restricted stock of $142.7 million, from $158.3 million in the Prior Year Six Months to $15.5 million in the Current Six Months.

Other Matters

Recent Accounting Pronouncements

See Note 15 of the notes to unaudited condensed consolidated financial statement for recent accounting pronouncements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in our Form 10-K for the fiscal year ended December 31, 2014 and other SEC filings. The words “believe,” “anticipate,” “expect,” “confident,” “project,” “provide,” “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its interim principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our interim principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In connection with the auditors’ review of our quarterly financial statements included in this filing, certain adjustments were noted related to Company acquisitions and certain other matters that were subsequently recorded by the Company.  These adjustments were subsequently identified and determined to be the result of a lapse in the efficiency of review controls at the Company which was attributable to the recent transition of key executives. As a result of this, the interim principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Notwithstanding the material weakness discussed above, our interim principal executive officer and principal financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.  The new executives are implementing expanded review and monitoring controls in 2015 to address these findings.

The interim principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended June 30, 2015 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed in the previous paragraphs.

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

As of June 30, 2015, our consolidated balance sheet reflects debt of approximately $1,478.6 million, including secured debt of $843.5 million under our Senior Secured Notes and Variable Funding Note. In accordance with ASC 470, our 1.50% Convertible Notes and our 2.50% Convertible Notes are included in our $1,478.6 million of consolidated debt at a net debt carrying value of $348.3 million and $286.8 million, respectively; however, the principal amount owed to the holders of our 1.50% Convertible Notes and 2.50% Convertible Notes is $400.0 million (due March 2018) and $300.0 million (due June 2016), respectively. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our debt obligations:

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

In addition, as of June 30, 2015, approximately $71.9 million, or 39.3%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

While we believe that by virtue of the cash on our balance sheet as of June 30, 2015, our ability to add additional capacity under the securitization facility underlying our Senior Secured Notes, the intended refinance of the 2.50% convertible notes, and the guaranteed minimum and percentage royalty payments due to us under our licenses, we will generate sufficient revenue from our licensing operations to satisfy our obligations for the foreseeable future. In the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees, such that the loss of any of such licensees or their renewal on terms less favorable than today, could slow our growth plans, decrease our revenue and impair our cash flows.

Our licenses with Wal-Mart, Target, Kohl’s and Kmart/Sears represent, each in the aggregate, our four largest direct-to-retail licensees during the Current Six Months, representing approximately 17%, 8%, 6% and 5%, respectively, of our total revenue for the Current

Six Months. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of June 30, 2015, goodwill represented approximately $238.2 million, or approximately 7.8% of our total consolidated assets, and trademarks and other intangible assets represented approximately $2,186.3 million, or approximately 71.3% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

We have had turnover in senior management, which may cause instability at the Company.

Neil Cole, our former president, chief executive officer and chairman, resigned from the Company in August 2015. F. Peter Cuneo, one of our current Board members, has stepped in to serve as our interim chief executive officer.  We are currently working with an executive search firm to locate a successor chief executive officer, although we may not be successful in finding or hiring a suitable replacement. Similarly, we cannot guarantee that Mr. Cuneo will remain in the position of interim chief executive officer until we hire a suitable replacement.  Additional turnover at the senior management level may create instability within the Company and our employees may decide to terminate their employment, which could further impede the Company’s maintenance of its day to day operations.  Such instability could impede our ability to implement fully our business plan and growth strategy, which would harm our business and prospects.

The Company is currently engaged in a comment letter process with the SEC Staff regarding the accounting treatment related to the formation of its joint ventures under United States Generally Accepted Accounting Principles and whether such joint ventures should have been consolidated in the Company’s historical results.  The results of this process could result in a requirement to file future supplements to or restatements of the Company’s financial disclosure.

The Company has received comment letters from the staff (the “Staff”) of the SEC relating to the Annual Report on Form 10-K for the year ended December 31, 2014. The Staff’s comments relate to the accounting treatment for the formation of the Company’s international joint ventures under United States Generally Accepted Accounting Principles and whether such joint ventures should have been consolidated in the Company’s historical results. As of June 30, 2015, the Staff’s comments remain unresolved, and until these comments are resolved, the Company cannot predict whether the Staff will require the Company to supplement its disclosures or restate or make other changes to its historical consolidated financial statements, including with respect to the financial information contained in the Company’s previously filed annual and quarterly reports. If the Company is required to supplement its disclosures or restate its previously reported financial statements, it could have a material adverse effect on the Company’s results of operations and on the value or trading price of its Common Stock. Moreover, any such restatement could result in a class action lawsuit being filed against the Company and its officer and directors.

We have been named in securities litigations, which could be expensive and could divert our management’s attention.  There may be additional class action claims.

We have been named as defendants in two class actions filed in the Southern District of New York as described in note 9 to our financial statements contained in this Report on Form 10-Q.  While we plan to vigorously defend these claims, we may be unable to defend or settle these claims on favorable terms, and there can be no assurance that additional claims will not be made by other stockholders. The pending and any future class action claims could be costly to defend and/or resolve and could harm our reputation and business. An adverse determination could materially and negatively affect the Company. Our insurance coverage may not be adequate or available for us to avoid or limit our exposure in the pending action or in future claims and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. Additionally, securities class action claims may divert our management’s attention from other business concerns, which could seriously harm our business. Finally, the market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2015, the Company issued 465,272 shares of common stock to Novel Fashion Brands (“Novel”) as a portion of the purchase price for the Company’s purchase of Novel’s 50% interest in Iconix China. Such shares were valued at approximately $15.7 million. These shares were issued pursuant to an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933.

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 – April 30	28,714	$29.45	160,000	$513,277,115
May 1 – May 31	11,961	$27.46	—	$513,277,115
June 1 – June 30	—	$—	—	$513,277,115
Total	40,675	$28.87	160,000	$513,277,115

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

*	Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock and exercise of stock options.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.66	Employment Agreement between David K. Jones and the Company dated June 10, 2015* +

Exhibit 31.1	Certification of Interim Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Interim Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.

+       Denotes management compensation arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: August 12, 2015	/s/ F. Peter Cuneo
F. Peter Cuneo
Chairman of the Board and Interim Chief Executive Officer

Date: August 12, 2015	/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer