Form 10-Q/A
period 2015-06-30
ICONIX BRAND GROUP, INC.
filed 2015-08-26
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends Iconix Brand Group, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “Original Form 10-Q”) as filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2015. The Company is filing this Amendment to include additional information for Item 4 - Controls and Procedures and to include the Report of Independent Registered Public Accounting Firm. As such, Item 4 – Controls and Procedures of the Original Form 10-Q is hereby amended. Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the Original Form 10-Q or modify or update in any way any of the other disclosures contained in the Original Form 10-Q.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and other SEC filings.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

We have reviewed the condensed consolidated balance sheet of Iconix Brand Group, Inc. as of June 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, stockholders’ equity for the six-month period ended June 30, 2015, and cash flows for the six-month periods ended June 30, 2015 and 2014, included in the accompanying Securities and Exchange Commission Form 10-Q/A for the period ended June 30, 2015.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Iconix Brand Group, Inc. as of December 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2015, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Signed BDO USA, LLP

New York, New York

August 12, 2015

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its interim principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our interim principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In connection with the auditors’ review of our quarterly financial statements included in this filing, certain adjustments were noted that were subsequently recorded by the Company. The first adjustment related to approximately $1.0 million of revenue recorded in the quarter from a Strawberry Shortcake licensee. It was determined that the content related to the revenue was delivered before the Company’s Q1 2015 acquisition of Strawberry Shortcake and as such, did not represent current revenue to the Company, although the payments are received by the Company. The second adjustment related to $1.0 million other income recorded in the quarter from dividends received by Iconix China. It was determined that the dividends related to a period where Iconix China was a joint venture and as such, half of the dividend (representing the portion related to the

Company’s former joint venture partner) was reversed. In both instances the adjusted amounts were allocated to goodwill. These adjustments were subsequently identified and determined to be the result of a lapse in the efficiency of review controls at the Company which was attributable to the recent transition of key executives. As a result of this, the interim principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

*	Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock and exercise of stock options.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.66	Employment Agreement between David K. Jones and the Company dated June 10, 2015** +

Exhibit 15	Letter from BDO on Unaudited Interim Financial Information*

Exhibit 31.1	Certification of Interim Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Interim Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Schema Document**

Exhibit 101.CAL	XBRL Calculation Linkbase Document**

Exhibit 101.DEF	XBRL Definition Linkbase Document**

Exhibit 101.LAB	XBRL Label Linkbase Document**

Exhibit 101.PRE	XBRL Presentation Linkbase Document**

*	Filed herewith.
**	Previously filed with our Quarterly Report on Form 10-Q filed on August 12, 2015.
+	Denotes management compensation arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: August 26, 2015	/s/ F. Peter Cuneo
F. Peter Cuneo
Chairman of the Board and Interim Chief Executive Officer

Date: August 26, 2015	/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer