Form 10-Q
period 2015-09-30
ICONIX BRAND GROUP, INC.
filed 2015-11-13
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to                     .

Commission file number 1-10593

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

Common Stock, $.001 Par Value- 48,393,703 shares as of November 3, 2015.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2015	December 31, 2014
		(restated)
Assets
Current Assets:
Cash and cash equivalents	$136,367	$128,019
Restricted cash	51,911	59,560
Accounts receivable, net	109,090	115,066
Deferred income tax assets	20,383	10,328
Other assets – current	51,270	66,781
Total Current Assets	369,021	379,754
Property and equipment:
Furniture, fixtures and equipment	23,749	22,704
Less: Accumulated depreciation	(16,248)	(14,946)
	7,501	7,758
Other Assets:
Other assets	48,466	63,334
Trademarks and other intangibles, net	2,184,532	2,024,541
Deferred financing costs, net	16,188	19,842
Investments and joint ventures	179,773	140,910
Goodwill	238,220	231,738
	2,667,179	2,480,365
Total Assets	$3,043,701	$2,867,877
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$43,926	$38,762
Deferred revenue	26,945	24,978
Current portion of long-term debt	351,544	61,123
Other liabilities – current	13,884	12,741
Total current liabilities	436,299	137,604
Deferred income tax liability	362,100	320,792
Long-term debt, less current maturities	1,120,098	1,332,954
Other liabilities	10,424	11,660
Total Liabilities	1,928,921	1,803,010
Redeemable Non-Controlling Interest	14,761	14,224
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 80,491 and 79,263, respectively	80	79
Additional paid-in capital	974,552	948,714
Retained earnings	877,655	805,526
Accumulated other comprehensive loss	(50,953)	(24,186)
Less: Treasury stock – 31,997 and 31,310 shares at cost, respectively	(837,179)	(812,429)
Total Iconix Brand Group, Inc. Stockholders’ Equity	964,155	917,704
Non-controlling interest	135,864	132,939
Total Stockholders’ Equity	1,100,019	1,050,643
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$3,043,701	$2,867,877

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income (Loss)

(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (restated)	2015	2014 (restated)
Licensing revenue	$88,935	$91,612	$278,955	$299,334
Other revenue	—	18,680	—	38,690
Total Revenue	88,935	110,292	278,955	338,024
Selling, general and administrative expenses	65,760	46,878	153,626	138,497
Operating income	23,175	63,414	125,329	199,527
Other expenses (income):
Interest expense	22,253	21,130	64,950	63,533
Interest income	(721)	(605)	(2,493)	(1,688)
Other income	—	—	(48,155)	(37,893)
Foreign currency translation loss (gain)	1,243	—	(7,251)	—
Equity earnings on joint ventures	(2,300)	(4,084)	(9,120)	(12,881)
Other expenses (income) – net	20,475	16,441	(2,069)	11,071
Income before income taxes	2,700	46,973	127,398	188,456
Provision for income taxes	5,673	9,856	44,232	53,922
Net (loss) income	$(2,973)	$37,117	$83,166	$134,534
Less: Net income attributable to non-controlling interest	$3,367	$3,433	$11,037	$9,970
Net (loss) income attributable to Iconix Brand Group, Inc.	$(6,340)	$33,684	$72,129	$124,564
Earnings per share:
Basic	$(0.13)	$0.70	$1.50	$2.56
Diluted	$(0.13)	$0.58	$1.43	$2.14
Weighted average number of common shares outstanding:
Basic	48,310	47,991	48,238	48,682
Diluted	48,310	58,457	50,486	58,306

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (restated)	2015	2014 (restated)
Net (loss) income	$(2,973)	$37,117	$83,166	$134,534
Other comprehensive income (loss):
Foreign currency translation gain (loss)	4,050	(26,524)	(27,066)	(29,144)
Change in fair value of available for sale securities	—	50	299	50
Total other comprehensive income (loss)	4,050	(26,474)	(26,767)	(29,094)
Comprehensive income	$1,077	$10,643	$56,399	$105,440
Less: comprehensive income attributable to non-controlling interest	3,367	3,433	11,037	9,970
Comprehensive (loss) income attributable to Iconix Brand Group, Inc.	$(2,290)	$7,210	$45,362	$95,470

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2015

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2015 - Restated	79,263	$79	$948,714	$805,526	$(24,186)	$(812,429)	$132,939	$1,050,643
Issuance of common stock related to acquisition of interest in joint venture	465	0	15,703	—	—	—	—	15,703
Shares issued on vesting of restricted stock	748	1	—	—	—	—	—	1
Purchase of minority interest in consolidated joint venture			750				(6,750)	(6,000)
Shares issued on exercise of stock options and warrants	15	0	—	—	—	—	—	0
Tax benefit of stock option exercises	—	—	98	—	—	—	—	98
Compensation expense in connection with restricted stock	—	—	9,824	—	—	—	—	9,824
Shares repurchased on the open market	—	—	—	—	—	(12,391)	—	(12,391)
Cost of shares repurchased on vesting of restricted stock	—	—	—	—	—	(12,359)	—	(12,359)
Change in redemption value of redeemable non-controlling interest	—	—	(537)	—	—	—	—	(537)
Change in fair value of available for sale securities	—	—	—	—	299	—	—	299
Net income	—	—	—	72,129	—	—	11,037	83,166
Foreign currency translation	—	—	—	—	(27,066)	—	—	(27,066)
Distributions to joint ventures	—	—	—	—	—	—	(13,695)	(13,695)
Non-controlling interest of acquired companies	—	—	—	—	—	—	12,333	12,333
Balance at September 30, 2015	80,491	$80	$974,552	$877,655	$(50,953)	$(837,179)	$135,864	$1,100,019

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2015	2014 (restated)
Cash flows from operating activities:
Net income	$83,166	$134,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,223	2,154
Amortization of trademarks and other intangibles	2,416	3,392
Amortization of deferred financing costs	3,654	3,997
Amortization of convertible note discount	23,408	22,041
Stock-based compensation expense	9,824	14,726
Non-cash gain on re-measurement of equity investment	(47,365)	(37,893)
Provision for doubtful accounts	16,118	5,530
Earnings on equity investments in joint ventures	(9,120)	(12,881)
Distributions from equity investments	3,273	6,303
Gain on sale of fixed assets	(225)	—
Gain on sale of securities	—	(125)
Gain on sale of trademarks	—	(44,895)
Deferred income tax provision	22,627	29,893
Gain on foreign currency translation	(7,251)	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(6,961)	(35,530)
Other assets – current	17,498	36,921
Other assets	9,104	(30,034)
Deferred revenue	2,391	216
Accounts payable and accrued expenses	16,667	26,096
Net cash provided by operating activities	140,447	124,445
Cash flows used in investing activities:
Purchases of property and equipment	(1,134)	(1,086)
Acquisition of interest in Iconix China, net of cash acquired	(20,400)	—
Acquisition of interest in Pony	(37,000)	—
Acquisition of interest in Strawberry Shortcake	(105,000)	—
Acquisition of interest in Iconix Latin America	—	(42,000)
Additional investments in joint ventures	—	(2,500)
Proceeds from the sale of securities	—	720
Proceeds from sale of trademarks and related notes receivable	18,899	14,730
Proceeds from sale of fixed assets	225	—
Purchase of trademarks	—	(5,998)
Additions to trademarks	(120)	(790)
Net cash used in investing activities	(144,530)	(36,924)
Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(12,391)	(168,168)
Proceeds from Variable Funding Notes	100,000	—
Payment of long-term debt	(45,843)	(47,574)
Acquisition of interest in Scion	(6,000)	—
Additional payment to Purim	(2,000)	—
Distributions to non-controlling interests	(13,695)	(10,110)
Excess tax benefit from share-based payment arrangements	98	1,480
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(15,515)	(13,696)
Proceeds from exercise of stock options and warrants	—	3,512
Restricted cash	7,649	1,708
Net cash provided by (used in) financing activities	12,303	(232,848)
Effect of exchange rate changes on cash	128	(3,936)
Net decrease in cash and cash equivalents	8,348	(149,263)
Cash and cash equivalents, beginning of period	128,019	278,789
Cash and cash equivalents, end of period	$136,367	$129,526

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
(in thousands)	2015	2014 (restated)
Cash paid during the period:
Income taxes (net of refunds received)	$(12,186)	$3,508
Interest	$35,623	$36,051
Non-cash investing and financing activities:
Sale of trademarks for note receivable	$—	$39,339
Issuance of shares in connection with purchase of Iconix China	$15,703	$—
Note receivable in connection with Strawberry Shortcake acquisition	$9,470	$—
Shares repurchased on vesting of restricted stock included in accrued expenses	$—	$3,459

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and the nine months (“Current Nine Months”) ended September 30, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.  Additionally, restated amounts are provided for prior periods – see Note 17 for further information.

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		September 30, 2015		December 31, 2014
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks and copyrights	Indefinite	$2,173,714	$—	$2,012,333	$—
Definite-lived trademarks	10-15	19,634	11,809	19,629	10,985
Non-compete agreements	2-15	940	627	940	450
Licensing contracts	1-9	25,173	22,493	24,323	21,249
		$2,219,461	$34,929	$2,057,225	$32,684
Trademarks and other intangibles, net			$2,184,532		$2,024,541

In March 2015, the Company acquired the 50% interest in Iconix China held by its joint venture partner, thereby increasing its ownership interest in Iconix China to 100%. As a result of this transaction, Iconix China is now consolidated with the Company, which increased the Company’s indefinite-lived trademarks by $40.5 million. See Note 3 for further details on this transaction.

In March 2015, the Company acquired the Strawberry Shortcake brand. As a result of this transaction the Company’s indefinite-lived trademarks and licensing contracts increased by an aggregate $91.8 million. See Note 3 for further details on this transaction.

In February 2015, the Company acquired through its wholly-owned subsidiary, US Pony Holdings, LLC, the rights to the Pony brand in respect of the United States, Canada and Mexico. Immediately following such acquisition, a third party contributed specified assets to US Pony Holdings, LLC in exchange for a 25% non-controlling interest in the entity. As a result of these transactions, US Pony Holdings, LLC is consolidated with the Company, which increased the Company’s indefinite-lived trademarks and licensing contracts by $47.0 million. See Note 3 for further details on this transaction.

Amortization expense for intangible assets for the Current Quarter and for the three months ended September 30, 2014 (the “Prior Year Quarter”) was $0.7 million and $0.9 million, respectively.  Amortization expense for intangible assets for the Current Nine Months and for the nine months ended September 30, 2014 (the “Prior Year Nine Months”) was $2.4 million and $3.4 million, respectively.

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy, Sharper Image, Umbro, Modern Amusement, Buffalo, Lee Cooper, Hydraulic, Nicholas Graham, Strawberry Shortcake and Pony have been determined to have an indefinite useful life and accordingly no amortization has been recorded in the Company’s unaudited condensed consolidated income statements. Instead, each of these intangible assets are tested for impairment annually and, as needed, on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of income at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter. There was no impairment of the indefinite-lived trademarks during the Current Quarter, Current

Nine Months, Prior Year Quarter or Prior Year Nine Months. Further, as it relates to the Company’s definite-lived trademarks, there was no impairment of the definite-lived trademarks during the Current Quarter, Current Nine Months, Prior Year Quarter and Prior Year Nine Months.

Based on the Company’s budgeting process for the year ending December 31, 2016, which was completed in the fourth quarter of 2015, the Company believes that certain intangible assets related to the men’s segment may be impaired. The Company will complete its annual impairment testing during the fourth quarter of the year ending December 31, 2015.

3. Acquisitions, Joint Ventures and Investments

Consolidated Entities

The following entities and joint ventures are consolidated with the Company:

Iconix China

In September 2008, the Company and Novel Fashions Brands Limited (“Novel”) formed a joint venture (“Iconix China”) to develop and market the Company’s brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “China Territory”). Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in the China Territory and committed to contribute $5.0 million, and Novel committed to contribute $20 million, to Iconix China. Upon closing of the transaction, the Company contributed $2.0 million and Novel contributed $8.0 million. In September 2009, the parties amended the terms of the transaction to eliminate the obligation of the Company to make any additional contributions and to reduce Novel’s remaining contribution commitment to $9.0 million, $4.0 million of which was contributed in July 2010, $3.0 million of which was contributed in May 2011, and $2.0 million of which was contributed in June 2012.

In March 2015, the Company purchased from Novel its 50% interest in Iconix China for $57.4 million, of which $40.4 million was paid in cash, $15.7 million was paid in the Company’s common stock, and $1.3 million was an amount due the Company from Iconix China that was offset against the Company’s accounts receivable (the “2015 Buy-out”), thereby taking 100% of the equity interest in Iconix China. The following is a reconciliation of consideration paid to Novel:

Cash paid to Novel	$40,400
Shares issued to Novel	15,703
Offset of accounts receivable	1,269
Fair value of 50% interest in Iconix China	$57,372

As a result of the 2015 Buy-out, Iconix China is subject to consolidation and is included in the Company’s unaudited condensed consolidated financial statements as of September 30, 2015.

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

For the Current Quarter and Current Nine Months, post-acquisition, the Company recognized approximately $0.3 million and $0.3 million, respectively, in revenue from such assets. In addition, the Company’s selling, general and administrative expenses increased by $0.6 million and $1.2 million for the Current Quarter and Current Nine Months, respectively, and other income increased by $0.6 million for the Current Nine Months as a result of consolidating Iconix China on the Company’s unaudited condensed consolidated income statement.

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

In accordance with the terms of the asset purchase agreement, the Company paid the Seller $105.0 million in cash at closing.

The cash paid to the Seller and the estimated fair value of the assets acquired (which is preliminary and subject to change), is allocated as follows:

Cash paid to AG by the Company	$105,000
Trademarks	$91,007
License agreements	800
Note receivable	9,470
Accounts receivable	3,223
Goodwill	500
$105,000

The note receivable represents amounts due from AG in respect of non-compete payments pursuant to a license agreement entered into with AG simultaneously with the closing of the transaction. The note is in the principal amount of $10.0 million and is paid in equal quarterly installments over a two year period.

For the Current Quarter and Current Nine Months, post-acquisition, the Company recognized approximately $2.6 million and $6.1 million, respectively, in revenue from such assets. The $0.5 million of goodwill resulting from the 2015 acquisition is deductible for income tax purposes.

PONY

In February 2015, the Company, through its then newly-formed subsidiary, US Pony Holdings, LLC, (“Pony Holdings”) acquired the North American rights to the PONY brand. These rights include the rights in the US obtained from Pony, Inc. and Pony International, LLC (collectively, “US Pony Seller”), and the rights in Mexico and Canada obtained from Super Jumbo Holdings Limited (“Non-US Pony Seller” and, together with US Pony Seller, the “Pony Sellers”). The purchase price paid by the Company was $37.0 million. Pony Holdings is owned 75% by the Company and 25% by its partner Anthony L&S Athletics, LLC (“ALS”). ALS contributed to Pony Holdings its perpetual license agreement in respect of the U.S. and Canadian territories for a 25% interest in Pony Holdings. Additionally, the Company received an option to purchase, until February 28, 2015, from the Pony Sellers and their affiliates certain intellectual property-related assets and trademarks related to the Pony brand in Europe, the Middle East and Africa and was assigned by ALS the right to purchase from Pony Sellers and their affiliates certain intellectual property-related assets and trademarks related to the Pony brand in Latin America, which expired May 1, 2015. The Company did not exercise either of such rights.

The following table is a reconciliation of cash paid to Pony Sellers and the fair value of ALS’s non-controlling interest (which is preliminary and subject to change):

Cash paid to Pony Sellers	$37,000
Fair value of 25% non-controlling interest to ALS	12,333
Fair value of PONY	$49,333

The estimated fair value of the assets acquired is allocated as follows:

Trademarks	$46,750
License agreements	250
Accounts receivable	2,000
Goodwill	333
Fair value of PONY	$49,333

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

For the Current Quarter and Current Nine Months, post-acquisition, the Company recognized approximately $0.7 million and $1.8 million in revenue from Pony Holdings. The $0.3 million of goodwill resulting from the 2015 acquisition is deductible for income tax purposes.

Unaudited Pro Forma Information

Unaudited pro forma information for the transactions completed during the Current Nine Months is not presented because the effects of such transactions, individually and in the aggregate, are considered immaterial to the Company.

Iconix Latin America

In December 2008, the Company formed a joint venture, Iconix Latin America, with New Brands America LLC (“New Brands”), an affiliate of the Falic Group, to develop, exploit, market and license the Latin American territory comprising of Mexico, Central America, South America and the Caribbean. In February 2014, the Company purchased from New Brands its 50% interest in Iconix Latin America for $42.0 million, giving the Company a 100% interest in Iconix Latin America.

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees, Roc Apparel Group LLC (“RAG”), whose principal owner is Shawn “Jay-Z” Carter, for nominal consideration. The Company had determined that this entity is a variable interest entity as defined by ASC 810. However, the Company was not the primary beneficiary of this entity. The investment in this entity was accounted for under the cost method of accounting. Subsequent to March 2009, this investment in RAG was assigned from Scion to the Company. From March 2009 through January 2014, the Company and its partner contributed approximately $11.8 million to Scion, which was deposited as cash collateral under the terms of RAG’s financing agreements. In June 2010, $3.3 million was released from collateral and distributed to the Scion members equally. In July 2014, the lender under such financing arrangement made a cash collateral call, reducing the Company’s restricted cash by $8.5 million. In FY 2014, the Company recorded a $2.7 million charge to reduce this receivable to $5.8 million. RAG caused such amount to be repaid pursuant to a binding term sheet dated April 2015, which resulted in a final agreement on July 6, 2015, between the Company and the managing member of RAG. In addition, on July 6, 2015, in accordance with the terms of such final agreement, the Company sold its 16.6% interest in RAG to an affiliate of Shawn “Jay-Z” Carter for nominal consideration.

In May 2012, Scion, through a newly formed subsidiary, Scion BBC LLC, purchased a 50% interest in BBC Ice Cream LLC, owner of the Billionaire Boys Club and Ice Cream brands for approximately $3.5 million.

Additionally, the Company entered into a binding term sheet in April 2015, which resulted in a final agreement on July 6, 2015, in which the Company purchased the remaining 50% interest in Scion, which the Company has consolidated since inception, from an affiliate of Shawn “Jay-Z” Carter for $6.0 million, increasing the Company’s ownership to 100%, and effectively increasing its interest in BBC Ice Cream LLC to 50% and Artful Holdings LLC to 100%. In accordance with ASC 810, the Company increased additional paid-in capital by $0.8 million to reflect its 100% ownership in Scion.

Joint Ventures/Equity Method Investees

The following joint ventures are recorded using the equity method of accounting:

Iconix Middle East Joint Venture

In December 2014, the Company formed Iconix MENA (“Iconix Middle East”) a wholly owned subsidiary of the Company and contributed to it substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “Middle East Territory”). Shortly thereafter, Global Brands Group Asia Limited (“GBG”), purchased a 50% interest in Iconix Middle East for approximately $18.8 million. GBG paid $6.3 million in cash upon the closing of the transaction and committed to pay an additional $12.5 million over the 24-month period following closing. As a result of this transaction, the Company recorded a gain of $10.3 million in FY 2014 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture. As of September 30, 2015, of the $12.3 million, net of discount for present value, remaining due to the Company from GBG, approximately $6.3 million is included in other assets - current and $6.0 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

The Company serves as Iconix Middle East’s administrative manager, responsible for arranging for or providing back-offices services, including legal maintenance of trademarks (e.g. renewal of trademark registrations) for the brands in respect of Iconix Middle East Territory. Further Iconix Middle East has access to general brand marketing materials prepared and owned by the Company to refit for use by the joint venture in marketing brands in the Middle East Territory. GBG serves as Iconix Middle East’s local manager, responsible for providing market experience in respect of the applicable territory, managing the joint venture on a day-to-day basis (other than back-office services), identifying potential licensees and assisting the Company in enforcement of license agreements in respect of the applicable territory. The Company receives a monthly fee in connection with the performance of its services as administrative manager in an amount equal to 5% of Iconix Middle East’s gross revenue collected in the prior month (other than in respect of the Umbro and Lee Cooper brands). GBG receives a monthly fee in connection with the performance of its services as local manager in an amount equal to 15% of Iconix Middle East’s gross revenue collected in the prior month (other than in respect of the Umbro and Lee Cooper brands). In addition, following the closing of GBG’s purchase of 50% of Iconix Middle East, GBG received from the Company $3.1 million for expenses related to its diligence and market analysis in the Iconix Middle East Territory, which was deducted from the gain included in other revenue in the unaudited consolidated income statement for the year ended December 31, 2014.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and GBG, that Iconix Middle East is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

LC Partners U.S.

In March 2014, the Company formed LC Partners US, LLC (“LCP”), a wholly-owned subsidiary of the Company, and contributed to it substantially all its rights to the Lee Cooper brand in the US through an agreement with LCP. Shortly thereafter, Rise Partners, LLC (“Rise Partners”), purchased a 50% interest in LCP for $4.0 million, of which $0.8 million in cash was received during FY 2014, with the remaining $3.2 million to be paid in four equal annual installments on the first through the fourth anniversaries of the closing date. As of September 30, 2015, of the $2.4 million remaining due to the Company, approximately $0.8 million is included in other assets - current and $1.6 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

Iconix Southeast Asia Joint Venture

In October 2013, the Company formed Iconix SE Asia Limited (“Iconix SE Asia”), a wholly owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Indonesia, Thailand, Malaysia, Philippines, Singapore, Vietnam, Cambodia, Laos, Brunei, Myanmar, and East Timor (the “South East Asia Territory”). Shortly thereafter, GBG (f/k/a Li + Fung Asia Limited) purchased a 50% interest in Iconix SE Asia for approximately $12.0 million. GBG paid $7.5 million in cash upon the closing of the transaction and committed to pay an additional $4.5 million over the 24-month period following closing. As a result of this transaction, the Company recorded a gain of $2.7 million for the year ended December 31, 2013 (“FY 2013”) for the difference between the consideration (cash and notes receivable) received by the Company, $2.0 million of consulting costs incurred by the Company as part of this transaction which were deducted from the gain due to lack of evidence of fair value of such consulting costs, and the book value of the brands contributed to the joint venture.

In June 2014, the Company contributed substantially all rights to its wholly-owned and controlled brands in the Republic of Korea, and its Ecko, Zoo York, Ed Hardy and Sharper Image Brands in the European Union, and Turkey, in each case, to Iconix SE Asia. In return, GBG agreed to pay the Company $15.9 million, of which $4.0 million was paid in cash at closing. The Company guaranteed minimum distributions of $2.5 million in the aggregate through FY 2015 to GBG from the exploitation in the European Union and Turkey of the brands contributed to Iconix SE Asia as part of this transaction. As a result of this transaction, the Company recorded a $8.3 million gain in FY 2014 for the difference between the consideration (cash and notes receivable) received by the Company, $5.4 million of marketing costs incurred by the Company as part of this transaction which were deducted from the gain due to lack of evidence of fair value of such marketing costs, and the book value of the brands contributed to the joint venture.

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

As of September 30, 2015, of the aggregate $17.7 million, net of discount for present value, remaining due to the Company from GBG for the above transactions, $8.2 million is included in other assets - current and $9.5 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

The Company serves as Iconix SE Asia’s administrative manager, responsible for arranging for or providing back-office services including legal maintenance of trademarks (e.g. renewal of trademark registrations) for the brands in respect of the territories included in Iconix SE Asia. Further, Iconix SE Asia has access to general brand marketing materials, prepared and owned by the Company, to refit for use by the joint venture in territories included in Iconix SE Asia. GBG serves as Iconix SE Asia’s local manager, responsible for providing market experience in respect of the applicable territory, managing the joint venture on a day-to-day basis (other than back-office services), identifying potential licensees and assisting the Company in enforcement of license agreements in respect of the applicable territory. The Company receives a monthly fee in connection with the performance of its services as administrative manager in an amount equal to 5% of Iconix SE Asia’s gross revenue collected in prior month. GBG receives a monthly fee in connection with the performance of its services as local manager in an amount equal to 15% of Iconix SE Asia’s gross revenue collected in prior month. In October 2013, and in respect of services that commenced in August 2013 and expired on December 31, 2013, the Company executed a Consultancy Agreement with LF Centennial Limited, an affiliate of Li and Fung Asia Limited, for the provision of brand strategy services in Asia to assist the Company in developing its brands. Pursuant to the Consultancy Agreement, the Company paid LF Centennial Limited four installments of $0.5 million for the provision of such services.  The aggregate $2.0 million of consulting costs were deducted from the gain included in other revenue for the year ended December 31, 2013.

At inception and closing of the June 2014 and September 2014 transactions, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and GBG, that Iconix SE Asia is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Israel Joint Venture

In November 2013, the Company formed Iconix Israel. LLC (“Iconix Israel”), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) through an agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million in cash upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As a result of this transaction, the Company recorded a gain of $2.3 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture, which was included in other revenue in FY 2013. As of September 30, 2015, of the $1.0 million remaining due to the Company from MGS, approximately $0.8 million is included in other assets - current and $0.2 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

Iconix Canada Joint Venture

In June 2013, the Company formed Iconix Canada L.P. (“Ico Canada”) and Ico Brands L.P. (“Ico Brands” and, together with Ico Canada, collectively, “Iconix Canada”), as wholly-owned indirect subsidiaries of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Canada (the “Canada Territory”) through agreements with the Iconix Canada partnerships. Shortly thereafter through their acquisitions of limited partnership and general partnership interests, Buffalo International ULC and BIU Sub Inc. purchased 50% interests in the Iconix Canada partnerships for $17.8 million in the aggregate, of which approximately $8.9 million in the aggregate, was paid in cash upon closing of these transactions in June 2013, and the remaining $8.9 million of which are notes payable to the Company to be paid, as amended, over the five year period following the date of closing, with final payment in June 2018. As a result of these transactions, the Company recognized a gain of approximately $9.8 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint ventures. As of September 30, 2015, of the $5.7 million note receivable, approximately $2.9 million is included in other assets – current and $2.8 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

As a result of the Company’s prior contribution of the intellectual property and related assets relating to certain of its brands in respect of the Canadian territory (the “Encumbered Canadian Assets”) to the Company’s securitization, Ico Canada was granted the right to receive an amount equal to the royalty streams from the Encumbered Canadian Assets.  Ico Brands has an option to purchase the Encumbered Canadian Assets for one dollar within one year following the earlier of (i) January 15, 2020 and (ii) the later of (a) the release of such assets from the Company’s securitization and (b) Ico Brands receipt of notice of such release.  If the Company does not deliver such assets to Ico Brands following the exercise of such option, the Company has an obligation to pay liquidated damages to Ico Brands in an amount equal to approximately $4.9 million.

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

Iconix India Joint Venture

In June 2013, the Company formed Imaginative Brand Developers Private Limited (“Iconix India), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in India through an agreement with Iconix India. Shortly thereafter Reliance Brands Limited (“Reliance’), an affiliate of the Reliance Group, purchased a 50% interest in Iconix India for $6.0 million of which approximately $2.0 million was paid in cash upon the closing of this transaction and the remaining $4.0 million of which is a note, to be paid over a 48- month period following closing. As a result of this transaction, the Company recognized a gain of approximately $5.6 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture. Additionally, pursuant to the terms of the transaction, the Company and Reliance each agreed to contribute 100 million Indian rupees (approximately $2.0 million) to Iconix India only upon the future mutual agreement of the parties, of which 25 million Indian rupees (approximately $0.5 million) was contributed at closing.

As of September 30, 2015, of the $1.9 million note receivable, approximately $1.0 million is included in other assets – current and $0.9 million is included in other assets on the unaudited condensed consolidated balance sheet.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Reliance, that Iconix India is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim is entitled to an additional $3.0 million. Through September 30, 2015, $21.0 million was paid to Purim with the remaining $2.0 million owed to Purim included in other liabilities-current on the Company’s unaudited condensed consolidated balance sheet.

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

Brands Placed	Partner	Ownership by Iconix China	Value of Investment As of September 30, 2015
Candie’s	Candies Shanghai Fashion Co., Ltd.	20%	$9,494
Marc Ecko	Marc Ecko China Ltd.	15%	2,293
Material Girl	Ningbo Material Girl Fashion Co., Ltd.	20%	5,439
Ed Hardy	Tangli International Holdings Ltd,	20%	10,486
Ecko Unltd	Ecko Industry (Shanghai) Co., Ltd.	20%	11,158
Joe Boxer	Joe Boxer China, Ltd.	25%	3,789
			$42,659

Cost Method Investments

The following investments are carried at cost:

Marcy Media Holdings, LLC

In July 2013, the Company purchased a minority interest in Marcy Media Holdings, LLC (“MM Holdings”), resulting in the Company’s indirect ownership of a 5% interest in Roc Nation, LLC for $32 million. At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company that Marcy Media is not a variable interest entity and not subject to consolidation. As the Company does not have significant influence over Marcy Media, its investment has been recorded under the cost method of accounting.

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

4. Other Revenue

The following table details transactions comprising other revenue in the consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
LCP (see Note 3)	$—	$—	$—	$3,971
Iconix SE Asia (see Note 3)	—	18,680	—	26,932
Sharper Image- eCommerce/Domain Name	—	—	—	7,787
Total other revenue	$—	$18,680	$—	$38,690

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

Hedge Instruments

From time to time, the Company will purchase hedge instruments to mitigate income statement risk and cash flow risk of revenue and receivables. As of September 30, 2015, the Company had no hedge instruments other than the 2.50% Convertible Note Hedges and 1.50% Convertible Note Hedges (see Note 6).

Financial Instruments

As of September 30, 2015 and December 31, 2014, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our cost method investments is not readily determinable and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these cost method investments as of September 30, 2015 and December 31, 2014. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,471,642	$1,418,987	$1,394,077	$1,601,418

Financial instruments expose the Company to counterparty credit risk for nonperformance and to market risk for changes in interest. The Company manages exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor the amount of credit exposure. The Company’s financial instrument counterparties are investment or commercial banks with significant experience with such instruments as well as certain of our joint venture partners – see Note 3.

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other”, (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the

Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during the Current Quarter, Current Nine Months, Prior Year Quarter or Prior Year Nine Months.

6. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	September 30, 2015	December 31, 2014
Senior Secured Notes	$728,189	$774,030
1.50% Convertible Notes	353,032	339,943
2.50% Convertible Notes	290,421	280,104
Variable Funding Note	100,000	—
Total	$1,471,642	$1,394,077

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

As of September 30, 2015 and December 31, 2014, the total principal balance of the Notes was $828.2 million and $774.0 million, respectively, of which $61.1 million was included in the current portion of long-term debt on the Company’s unaudited condensed consolidated balance sheet for each period. As of September 30, 2015 and December 31, 2014, $51.9 million and $59.6 million, respectively, is included in restricted cash on the unaudited condensed consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

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

As of September 30, 2015 and December 31, 2014, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $353.0 million and $339.9 million, respectively, and is reflected on the unaudited condensed consolidated balance sheets as follows:

	September 30, 2015	December 31, 2014
Equity component carrying amount	$49,931	$49,931
Unamortized discount	46,967	60,057
Net debt carrying amount	353,032	339,943

For the Current Quarter and Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $4.6 million and $3.9 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Nine Months and Prior Year Nine Months, the Company recorded additional non-cash interest expense of approximately $12.4 million and $11.4 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For each of the Current Quarter and Prior Year Quarter, cash interest expense relating to the 1.50% Convertible Notes was approximately $1.5 million.

For each of the Current Nine Months and Prior Year Nine Months, cash interest expense relating to the 1.50% Convertible Notes was approximately $4.5 million.

The 1.50% Convertible Notes do not provide for any financial covenants.

On March 18, 2013, the Company used a portion of the proceeds from the 1.50% Convertible Notes to repurchase 2,964,000 shares of its common stock in a private transaction with a third party for $69.0 million. See note 6 for further information on our stock repurchase program.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of September 30, 2015 and December 31, 2014, the balance of deferred income tax assets related to this transaction was approximately $14.5 million and $18.9 million, respectively.

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

The Company has evaluated the impact of adopting guidance issued under ASC 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through September 30, 2015, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

As of September 30, 2015 and December 31, 2014, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $290.4 million (which is included in current portion of long-term debt) and $280.1 million, respectively, and is reflected on the unaudited condensed consolidated balance sheets as follows:

	September 30, 2015	December 31, 2014
Equity component carrying amount	$35,996	$35,996
Unamortized discount	9,579	19,896
Net debt carrying amount	290,421	280,104

For the Current Quarter and Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.3 million and $3.1 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Nine Months and Prior Year Nine Months, the Company recorded additional non-cash interest expense of approximately $9.4 million and $8.8 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For each of the Current Quarter and Prior Year Quarter, cash interest expense relating to the 2.50% Convertible Notes was $1.9 million.

For each of the Current Nine Months and Prior Year Nine Months, cash interest expense relating to the 2.50% Convertible Notes was approximately $5.6 million.

The 2.50% Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of September 30, 2015 and December 31, 2014, the balance of deferred income tax assets related to this transaction was approximately $2.8 million and $5.9 million, respectively.

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

The Company has evaluated the impact of adopting guidance issued under ASC 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through September 30, 2015, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Debt Maturities

As of September 30, 2015, the Company’s debt maturities on a calendar year basis are as follows:

	Total	Oct 1 through December 31, 2015	2016	2017	2018	2019	Thereafter
Senior Secured Notes	$728,189	$15,282	$61,123	$61,123	$61,123	$61,123	$468,415
1.50% Convertible Notes (1)	$353,032	—	—	—	353,032		—
2.50% Convertible Notes (2)	$290,421	—	290,421	—	—	—	—
Variable Funding Notes	$100,000				100,000
Total	$1,471,642	$15,282	$351,544	$61,123	$514,155	$61,123	$468,415

(1)

Reflects the net debt carrying amount of the 1.50% Convertible Notes in the consolidated balance sheet as of September 30, 2015, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 1.50% Convertible Notes is $400.0 million.

(2)

Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of September 30, 2015, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

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

The following table illustrates the activity under the Repurchase Programs, in the aggregate, for FY 2015, FY 2014, FY 2013, FY 2012 and FY 2011:

	# of shares repurchased as part of stock repurchase programs	Cost of shares repurchased (in 000’s)	Weighted Average Price
Q3 YTD 2015	360,000	$12,391	$34.42
FY 2014	4,994,578	193,434	38.73
FY 2013	15,812,566	436,419	27.60
FY 2012	7,185,257	125,341	17.44
FY 2011	1,150,000	19,138	16.64
Total, FY 2011 through September 30, 2015	29,502,401	$786,723	$26.67

As of September 30, 2015, $13.3 million and $500.0 million remained available for repurchase under the July 2013 Program and February 2014 Program, respectively.

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

Shares Reserved for Issuance

At September 30, 2015, 2,124,475 common shares were reserved for issuance under the Amended and Restated 2009 Plan. At September 30, 2015 there were no common shares available for issuance under any previous Company plan.

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

There was no compensation expense related to stock option grants or warrant grants during the Current Quarter, Current Nine Months, Prior Year Quarter or Prior Year Nine Months as all prior awards have been fully expensed.

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Nine Months are as follows:

Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	141,077	$12.10
Granted	—	—
Canceled	—	—
Exercised	(15,000)	16.33
Expired/Forfeited	(16,077)	3.11
Outstanding at September 30, 2015	110,000	$12.84
Exercisable at September 30, 2015	110,000	$12.84

Warrants	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2015	20,000	$6.65
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at September 30, 2015	20,000	$6.65
Exercisable at September 30, 2015	20,000	$6.65

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

The following tables summarize information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2015	2,699,732	$22.40
Granted	203,229	25.55
Vested	(748,027)	29.18
Forfeited/Canceled	(77,376)	34.30
Non-vested, September 30, 2015	2,077,558	$19.82

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

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was approximately $3.9 million and $6.5 million, respectively. Compensation expense related to restricted stock grants for the Current Nine Months and Prior Year Nine Months was approximately $9.8 million and $14.7 million, respectively. An additional amount of $2.6 million of expense related to time-based restricted shares is expected to be expensed evenly over a period of approximately three years. During the Current Nine Months and Prior Year Nine Months, the Company repurchased shares valued at $15.5 million and $13.7 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, approximately 1.3 million were anti-dilutive, as compared to approximately 0.1 million shares that were anti-dilutive for the Prior Year Quarter. For the Current Nine Months, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, less than 0.1 million were anti-dilutive, as compared to approximately 0.1 million shares that were anti-dilutive for the Prior Year Nine Months.

For the Current Quarter and Prior Year Quarter, approximately 0.2 million and less than 0.1 million, respectively, of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers were anti-dilutive.  For the Current Nine Months and Prior Year Nine Months, less than 0.1 million of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers were anti-dilutive.

For the Current Quarter and Current Nine Months, warrants issued in connection with the Company’s 1.50% Convertible Notes financing and 2.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation. For the Prior Year Quarter and Prior Year Nine Months, warrants issued in connection with the Company’s 1.50% Convertible Notes financing and 2.50% Convertible Notes financing were dilutive and therefore were included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Basic	48,310	47,991	48,238	48,682
Effect of exercise of stock options	—	987	77	1,036
Effect of assuming vesting of performance related to restricted stock-based awards	—	381		127
Effect of assumed vesting of restricted stock	—	1,387	1,388	1,369
Effect of convertible notes subject to conversion	—	5,753	783	5,411
Effect of convertible notes warrants subject to conversion	—	1,958	—	1,681
Diluted	48,310	58,457	50,486	58,306

See Note 6 for discussion of hedges related to our convertible notes.

9. Commitments and Contingencies

Legal Proceedings

Three securities class actions, respectively captioned Lazaro v. Iconix Brand Group, Inc. et al., Docket No. 1:15-cv-04981-PGG, Niksich v. Iconix Brand Group, Inc. et al., Docket No. 1:15-cv-04860-PGG and Haverhill Retirement System v. Iconix Brand Group, Inc. et al Docket No. 1:15 – cv 06658, are pending in the United States District Court for the Southern District of New York against the Company and certain former officers and one current officer (each, a “Class Action” and, together, the “Class Actions”). The plaintiffs in the Class Actions purport to represent a class of purchasers of the Company’s securities from February 20, 2013 to August 7, 2015, inclusive, and claim that the Company and individual defendants violated sections 10(b) and 20(a) of the Securities Exchange

Act of 1934, as amended, by making allegedly false and misleading statements regarding certain aspects of the Company’s business operations and prospects. The Company and the individual defendants intend to vigorously defend against the claims.

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

10. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation is a charitable foundation founded by Neil Cole, the Company’s former Chairman and Chief Executive Officer, for the purpose of raising national awareness about the consequences of teenage pregnancy. As of September 30, 2015, the Company owed the Candie’s Foundation less than $0.1 million, and as of December 31, 2014, the Candie’s Foundation owed the Company less than $0.1 million. The Company intends to pay-off the entire amount due the Candie’s Foundation during 2015.

Travel

The Company recorded expenses of $-0- in the Prior Year Quarter and $95 in the Prior Year Nine Months, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s former chairman, chief executive officer and president was the sole owner. There were no such expenses in the Current Quarter or Current Nine Months. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

11. Segment and Geographic Data

The Company identifies its operating segments according to how business activities are managed and evaluated. Prior to April 1, 2015, the Company had disclosed one reportable segment: licensing and other revenue. Following such quarter, the Company has reviewed its business activities, how they are managed and evaluated, and determined that it would reflect four distinct reportable operating segments: men’s, women’s, home and entertainment. Therefore, the Company has disclosed these reportable segments for the periods shown below. Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported.

The geographic regions consist of the United States, Japan and Other (which principally represent Latin America and Europe). Revenues attributable to each region are based on the location in which licensees are located and where they principally do business.

Reportable data for the Company’s operating segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (restated)	2015	2014 (restated)
Licensing and other revenue:
Men's	$20,220	$24,433	$64,041	$73,552
Women's	34,519	32,998	114,670	114,435
Home	9,108	10,968	28,122	33,189
Entertainment	25,088	23,213	72,122	78,158
Corporate	—	18,680	—	38,690
	$88,935	$110,292	$278,955	$338,024
Operating income (loss):
Men's	$4,084	$10,818	$30,798	$40,895
Women's	26,449	27,022	94,144	97,170
Home	7,486	8,959	22,847	27,944
Entertainment	8,409	8,742	23,964	24,351
Corporate	(23,253)	7,873	(46,424)	9,167
	$23,175	$63,414	$125,329	$199,527

Licensing and other revenue by category:
Direct-to-retail license	$34,510	$34,949	$119,061	$124,178
Wholesale licenses	41,733	45,963	124,436	132,535
Other licenses	12,692	10,700	35,458	42,621
Other revenue	—	18,680	—	38,690
	$88,935	$110,292	$278,955	$338,024
Licensing and other revenue by geographic region:
United States	$62,319	$64,573	$195,543	$220,598
Japan	7,357	6,565	23,367	23,084
Other (1)	19,259	39,154	60,045	94,342
	$88,935	$110,292	$278,955	$338,024

(1)	No single country represented 10% of the Company’s revenues within “Other” in this table for the periods presented.

Note 12. Other Assets- Current and Long-Term

	September 30, 2015	December 31, 2014 (restated)
Other assets- current consisted of the following:
Notes receivables on sale of trademarks	$22,273	$24,219
Note receivable in connection with Strawberry Shortcake acquisition (1)	5,000	—
Due from AG	3,434	—
Prepaid advertising	3,640	6,633
Prepaid expenses	1,445	724
Short-term receivable- Beagle note receivable	—	2,085
Deferred charges	4,045	1,191
Prepaid taxes	5,902	26,448
Prepaid insurance	142	439
Due from related parties	3,496	3,331
Other current assets	1,893	1,711
	$51,270	$66,781

(1)

The Note receivable in connection with Strawberry Shortcake acquisition represents amounts due from AG in respect of non-compete payments pursuant to a License Agreement entered into with AG simultaneously with the closing of the transaction.

	September 30,	December 31,
	2015	2014 (restated)
Other noncurrent assets consisted of the following:
Due from ABC	$12,718	$14,644
Notes Receivable from JV Partners	26,263	38,697
Prepaid Interest	8,716	9,265
Deposits	621	633
Other noncurrent assets	148	95
	$48,466	$63,334

Note 13. Other Liabilities – Current

As of September 30, 2015 and December 31, 2014, other current liabilities include amounts due to certain joint ventures that are not consolidated with the Company of $11.9 million and $8.7 million, respectively, and amounts due to Purim related to the MG Icon acquisition of $2.0 million and $4.0 million, respectively. See Note 3 for further details of this transaction.

Note 14. Foreign Currency Translation

Iconix Luxembourg and Red Diamond Holdings are wholly owned subsidiaries of the Company, located in Luxembourg, that for accounting purposes are required to maintain their accounting records in Euros. However the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and Current Nine Months, the Company recorded a $1.2 million currency translation loss and an $7.3 million currency translation gain, respectively, that is included in the unaudited condensed consolidated statement of income.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and Current Nine Months, we recognized as a component of our comprehensive income, a foreign currency translation gain of $4.1 million and foreign currency translation loss of $27.1 million, respectively, due to changes in foreign exchange rates during the Current Quarter and Current Nine Months. During the Prior Year Quarter and Prior Year Nine Months, we recognized as a component of our comprehensive income, a foreign currency translation loss of $26.5 million and $29.1 million, respectively, due to changes in foreign exchange rates during the Prior Year Quarter and Prior Year Nine Months.

Note 15. Accounting Pronouncements

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, which simplifies the accounting under ASC Topic 805 for adjustments made during the measurement period to provisional amounts recognized in a business combination. The amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined.  The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  This ASU is effective for annual and interim periods beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. The Company will adopt the new standard effective January 1, 2016.

In April 2015, the FASB issued ASU No. 2015-03, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standards’ core principle is debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs also shall be reported as interest expense. This ASU is effective for annual and interim periods beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Company will adopt the new standard effective January 1, 2016.

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

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU was effective for annual periods beginning on or after December 15, 2014. Early adoption was permitted but only for disposals that were not reported in financial statements previously issued. The Company adopted ASU 2014-08 on January 1, 2015, and it had no impact on the unaudited condensed consolidated financial statements.

Note 16. Other Matters

The Company is currently in a comment letter process with the Staff of the Securities and Exchange Commission relating to an ongoing periodic review of the Company's Form 10-K for the year ended December 31, 2014. The current correspondence relates to the accounting treatment for the formation of the Company's international joint ventures under U.S. Generally Accepted Accounting Principles and whether such joint ventures should potentially have been consolidated in the Company's historical results. The Company's Board of Directors also formed a Special Committee consisting of independent directors to review the accounting treatment related to certain of the Company's international joint venture and other transactions.  The Special Committee has completed its review as of the date of this Form 10-Q.  See Note 17 for further information on the result of the Special Committee’s review.

On August 5, 2015, Mr. Cole resigned as the Company’s Chairman of the Board, President, Chief Executive Officer and as a director of the Company effective immediately. Upon Mr. Cole’s resignation, Mr. F. Peter Cuneo, a member of the Company’s Board of Directors, was appointed the Company’s Chairman of the Board and Interim Chief Executive Officer.  Under the terms of a binding term sheet with Mr. Cole, the Company recognized a one-time pre-tax charge of approximately $4.6 million in the Current Quarter.  Under the terms of Mr. Cuneo’s agreement as Interim Chief Executive Officer, the Company recognized a one-time pre-tax charge of approximately $1.2 million in the Current Quarter.

As a result of a comprehensive review of the Company’s license agreements and relationships with its licensees and based on current business conditions, the Company increased its provision for doubtful accounts and wrote off uncollectible accounts, which in the aggregate amounted to bad debt expense of approximately $12.2 million, which is included in the Company’s selling, general and administrative expenses for the Current Quarter.

During the Current Quarter and Current Nine Months, the Company included in its selling, general and administrative expenses approximately $4.1 million and $6.5 million, respectively, of charges for professional fees associated with the continuing correspondence with the Staff of the SEC, the Special Committee’s review, and severance costs related to the transition of the Company’s management (which excludes the $4.6 million noted above under the terms of a binding term sheet with Mr. Cole.)

During the Company’s preparation of its 2014 Federal tax return it was determined that an adjustment of approximately $3.8 million was necessary, which is included in the provision for income taxes for the Current Quarter.

Note 17. Restatement

As previously discussed, a Special Committee of the Company’s Board of Directors, along with the Special Committee’s independent legal and accounting advisors, has been conducting a review of the accounting treatment related to certain of the Company’s transactions (see Note 16). The advisors have presented their analysis and conclusions to the Special Committee and to the Company’s current management team. The Special Committee has now completed the review.

Based on the Special Committee’s review and additional review by the Company’s Audit Committee and current management team, the Board of Directors, Audit Committee and the Company’s current management team concluded that the Company will restate its historical financial statements in respect of (i) the fourth quarter and annual results of 2013, (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first and second quarters of 2015, to correct certain errors in accounting.

These restatements include (i) the classification of contractually obligated expenses, retail support and other costs as selling, general and administrative expenses, as opposed to netting such expenses against licensing or other revenue, as applicable, (ii) inadequate support for revenue recognition relating to certain license agreements, and (iii) inadequate estimation of accruals related to retail support for certain license agreements.

The Company intends to present restated financial statements as soon as practicable in an amended and restated annual report on Form 10-K for the year ended December 31, 2014, and amended and restated quarterly reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Accordingly, investors should no longer rely upon the Company’s previously filed financial statements and other financial disclosures in respect of the Restatement Periods.

Adjustments to the Company’s previously reported unaudited condensed consolidated statements of income and comprehensive income are identified in the tables below:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Licensing revenue	$95,070	$(3,458)	$91,612	$304,778	$(5,444)	$299,334
Other revenue	18,680	—	18,680	44,053	(5,363)	38,690
Total revenue	113,750	(3,458)	110,292	348,831	(10,807)	338,024
Selling, general and administrative expenses	50,190	(3,312)	46,878	142,685	(4,188)	138,497
Operating income	63,560	(146)	63,414	206,146	(6,619)	199,527

Income before taxes	47,119	(146)	46,973	195,075	(6,619)	188,456
Provision for income taxes	9,907	(51)	9,856	56,239	(2,317)	53,922
Net income	37,212	(95)	37,117	138,836	(4,302)	134,534

Net income attributable to Iconix Brand Group, Inc.	$33,779	$(95)	$33,684	$128,866	$(4,302)	$124,564

Earnings per share:
Basic	$0.70	$0.00	$0.70	$2.65	$(0.09)	$2.56
Diluted	$0.58	$0.00	$0.58	$2.21	$(0.07)	$2.14

Comprehensive income	$10,738	$(95)	$10,643	$109,742	$(4,302)	$105,440
Comprehensive income attributable to Iconix Brand Group, Inc.	$7,305	$(95)	$7,210	$99,772	$(4,302)	$95,470

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

The Company’s brand portfolio includes Candie’s ®, Bongo ®, Badgley Mischka ®, Joe Boxer  ® , Rampage  ® , Mudd  ® , London Fog  ® , Mossimo  ® , Ocean Pacific/OP  ® , Danskin /Danskin Now ® , Rocawear  ®  /Roc Nation  ® , Artful Dodger  ® , Cannon  ® , Royal Velvet  ® , Fieldcrest  ® , Charisma  ® , Starter  ® , Waverly  ® , Ecko Unltd  ®  /Mark Ecko Cut & Sew ® , Zoo York  ® , Sharper Image  ® , Umbro  ®  , Lee Cooper  ®  and Strawberry Shortcake  ® ; and interest in Material Girl  ® , Peanuts  ® , Ed Hardy  ® , Truth or Dare  ® , Billionaire Boys Club  ® , Ice Cream  ® , Modern Amusement  ® , Buffalo  ® , Nick Graham  ® , Hydraulic ®  and Pony ® .

The Company looks to monetize the intellectual property (herein referred to as “IP”) related to its brands throughout the world and in all relevant categories by licensing directly with leading retailers (herein referred to as “direct to retail”), through a consortia of wholesale licensees, through joint ventures in specific territories and through other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels from the mass tier to the luxury market and, in the case of the Peanuts and Strawberry Shortcake brands, through various media outlets, including television, movies, digital and mobile content. The licensees are responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with advertising and promotional campaigns designed to increase brand awareness. Additionally, the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

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

The Company identifies its operating segments according to how business activities are managed and evaluated. Prior to April 1, 2015, the Company had disclosed one reportable segment: licensing and other revenue. Subsequently, the Company has reviewed its business activities, how they are managed and evaluated, and determined that it would, going forward, reflect four distinct reportable operating segments: men’s, women’s, home and entertainment. Therefore, the Company has disclosed these reportable segments for the periods shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (restated)	2015	2014 (restated)
Licensing and other revenue:
Men's	$20,220	$24,433	$64,041	$73,552
Women's	34,519	32,998	114,670	114,435
Home	9,108	10,968	28,122	33,189
Entertainment	25,088	23,213	72,122	78,158
Corporate	—	18,680	—	38,690
	$88,935	$110,292	$278,955	$338,024
Operating income (loss):
Men's	$4,084	$10,818	$30,798	$40,895
Women's	26,449	27,022	94,144	97,170
Home	7,486	8,959	22,847	27,944
Entertainment	8,409	8,742	23,964	24,351
Corporate	(23,253)	7,873	(46,424)	9,167
	$23,175	$63,414	$125,329	$199,527

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total licensing revenue for the Current Quarter was $88.9 million, a 3% decrease as compared to $91.6 million for the Prior Year Quarter. Total licensing revenue was negatively impacted by approximately $2.7 million due to foreign exchange rates. The entertainment segment increased 8% from $23.2 million in the Prior Year Quarter to $25.1 million in the Current Quarter mainly driven by our acquisition of the Strawberry Shortcake brand. The women’s segment increased 5% from $33.0 million in the Prior Year Quarter to $34.5 million in the Current Quarter due to strong performance across major direct-to-retail programs including Mossimo at Target, Mudd and Candie’s at Kohls and Danskin Now at Walmart. The men’s segment decreased 17% from $24.4 million in the Prior Year Quarter to $20.2 million in the Current Quarter mainly due to weakness in our Rocawear and Ecko brands. In addition, the decrease is also attributable to revenue related to Lee Cooper and Umbro within international joint ventures formed in 2014, which are not included in licensing revenue for the Current Quarter. The home segment decreased 17% from $11.0 million in the Prior Year Quarter to $9.1 million in the Current Quarter mainly due to a decrease in licensing revenue from our Sharper Image brand.

Other Revenue. Other revenue for the Current Quarter totaled zero, compared to $18.7 million in the Prior Year Quarter. The decrease was due to an $18.7 million gain realized on the sale of certain trademarks to our Iconix SE Asia joint for which there was no comparable transaction in the Current Quarter.

Operating Expenses. Total selling, general and administrative expenses (“SG&A”) was $65.8 million for the Current Quarter as compared to $46.9 million for the Prior Year Quarter, an increase of $18.9 million. SG&A in the entertainment segment increased 15% from $14.5 million in the Prior Year Quarter to $16.7 million in the Current Quarter which was mainly due to increased agent expenses as a result of higher revenues from the Peanuts brand as well as revenue from our Strawberry Shortcake brand, for which there is no comparable revenue in the Prior Year Quarter. SG&A from the women’s segment increased 35% from $6.0 million in the Prior Year Quarter to $8.1 million in the Current Quarter mainly due to a $1.4 million increase in accounts receivables reserves and write-offs related to a comprehensive review of the Company’s license agreements and relationships with its licensees. SG&A from the men’s segment increased 19% from $13.6 million in the Prior Year Quarter to $16.1 million in the Current Quarter primarily due to a $6.0 million increase in accounts receivables reserves and write-offs related to a comprehensive review of the Company’s license agreements and relationships with its licensees. SG&A from the home segment decreased 19% from $2.0 million in the Prior Year Quarter to $1.6 million in the Current Quarter mainly due to decreased compensation and travel costs. Corporate SG&A increased 115% from $10.8 million to $23.3 million primarily due to $7.1 million of charges for professional fees associated with the continuing correspondence with the Staff of the U.S. Securities and Exchange Commission, the Special Committee’s review and severance costs related to the transition of Iconix management (See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements), as well as an additional $2.3 million charge related to guaranteed minimum distributions to GBG related to the Iconix Southeast Asia Joint Venture.

Operating Income. Total operating income for the Current Quarter decreased to $23.2 million, or approximately 26% of total revenue, compared to approximately $63.4 million or approximately 57% of total revenue in the Prior Year Quarter. Operating income from the entertainment segment was $8.4 million in the Current Quarter compared to $8.7 million in the Prior Year Quarter. Operating income from the women’s segment was $26.4 million in the Current Quarter compared to $27.0 million in the Prior Year Quarter. Operating income from the men’s operating segment was $4.1 million in the Current Quarter compared to $10.8 million in the Prior Year Quarter. Operating income from the home segment was $7.5 million in the Current Quarter compared to $9.0 million in the Prior Year Quarter. Corporate operating loss was $23.3 million in the Current Quarter compared to operating income of $7.9 million in the Prior Year Quarter.

Other Expenses-Net. Other expenses- net were approximately $20.5 million for the Current Quarter as compared to $16.4 million for the Prior Year Quarter, an increase of $4.0 million. The increase in other expenses-net was primarily related to a $1.2 million foreign currency translation loss, in the Current Quarter, for which there was no comparable gain or loss in the Prior Year Quarter, a $1.1 million increase in interest expense, and $1.8 million decrease in equity earnings on joint ventures.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 210.11% resulting in a $5.7 million income tax expense, as compared to an effective income tax rate of 21.0% in the Prior Year Quarter which resulted in the $9.9 million income tax expense. The increase in our effective tax rate primarily relates to a charge of approximately $3.8 million related to the preparation of our 2014 federal tax return, as well as a larger portion of our income in the Prior Year Quarter as compared to the Current Quarter being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S., primarily driven by the sale of our Umbro and Lee Cooper trademarks in the Greater China territory to our Iconix SE Asia joint venture – see Note 3 of the Unaudited Condensed Consolidated Financial Statements for additional information on this transaction.

Net Income. Our net loss was approximately $3.0 million in the Current Quarter, compared to net income of approximately $37.1 million in the Prior Year Quarter, as a result of the factors discussed above.

Current Nine Months compared to Prior Year Nine Months

Licensing Revenue. Total licensing revenue for the Current Nine Months totaled $279.0 million, a 7% decrease as compared to $299.3 million for the Prior Year Nine Months. Total licensing revenue was negatively impacted by approximately $7.9 million due to foreign exchange rates. In addition, total licensing revenue in the 2014 period included $17.1 million of revenue related to the 5-year renewal of the Peanuts specials with ABC for which there is no comparable revenue in the Current Nine Months. After excluding the effect of foreign exchange rates and revenue related to the ABC renewal in the Prior Year Nine Months, licensing revenue increased approximately 2%. Licensing revenue from the entertainment segment decreased 8% from $78.2 million in the Prior Year Nine Months to $72.1 million in the Current Nine Months mainly due to a decrease in our Peanuts revenue related to the renewal of Peanuts specials with ABC, which was $17.1 million in the Prior Year Nine Months for which there was no comparable revenue in the Current Nine Months, partially offset by additional revenue in the Current Nine Months from our recently completed purchase of the Strawberry Shortcake brand. Licensing revenue from the women’s segment was relatively flat, from $114.4 million in the Prior Year Nine Months to $114.7 million in the Current Nine Months. Licensing revenue from the men’s segment decreased 13% from $73.6 million in the Prior Year Nine Months to $64.0 million in the Current Nine Months mainly due to general weakness in revenue from our Ecko brand, as well as revenue related to Lee Cooper within international joint ventures formed in 2014, which are not included in licensing revenue for the Current Nine Months. Licensing revenue from the home segment decreased 15% from $33.2 million in the Prior Year Nine Months to $28.1 million in the Current Nine Months mainly due to a decrease in our Sharper Image brand partially related to the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark in June 2014.

Other Revenue. Other revenue for the Current Nine Months totaled zero, compared to $38.7 million in the Prior Year Nine Months. The decrease of $38.7 million was due to (i) an aggregate $26.9 million gain realized on the sale of certain trademarks to our Iconix SE Asia joint venture, (ii) $7.8 million gain on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark, and (iii) $4.0 million due to the formation of a Lee Cooper U.S. joint venture in the Prior Year Nine Months, for which there were no comparable transactions in the Current Nine Months.

Operating Expenses. Total SG&A totaled $153.6 million for the Current Nine Months compared to $138.5 million for the Prior Year Nine Months, an increase of $15.1 million. SG&A in the entertainment segment decreased 10% from $53.8 million in the Prior Year Nine Months to $48.2 million in the Current Nine Months which was mainly due to talent expenses related to the Peanuts specials with ABC in the Prior Year Nine Months. SG&A in the women’s segment increased 19% from $17.3 million in the Prior Nine Months to $20.5 million in the Current Nine Months mainly due to a $2.7 million increase in accounts receivables reserves and write-offs related to a comprehensive review of the Company’s license agreements and relationships with its licensees. SG&A in the men’s segment increased 2% from $32.7 million in the Prior Nine Months to $33.2 million in the Current Nine Months mainly due to a $5.7 million increase in accounts receivables reserves and write-offs related to a comprehensive review of the Company’s license agreements and relationships with its licensees, as well as a $1.8 million increase in advertising costs for the Umbro brand, all of which was partially offset by a $5.7 million decrease in compensation costs and $1.1 million of lower amortizations costs primarily related to the Umbro and Ecko acquired license agreements. SG&A in the home segment increased 1% from $5.2 million in the Prior Year Nine Months to $5.3 million in the Current Nine Months mainly due to increased advertising for the Royal Velvet brand. Corporate expenses increased 57% from $29.5 million in the Prior Year Nine Months to $46.4 million in the Current Nine Months mainly due to $9.5 million of charges for professional fees associated with the continuing correspondence with the Staff of the U.S. Securities and Exchange Commission, the Special Committee’s review and severance costs related to the transition of Iconix management (See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements), as well as an additional $3.0 million charge related to guaranteed minimum distributions to GBG related to the Iconix Southeast Asia Joint Venture.

Operating Income. Total operating income for the Current Nine Months decreased to $125.3 million, or approximately 45% of total revenue, compared to $199.5 million or approximately 59% of total revenue in the Prior Year Nine Months. Operating income from the entertainment segment was $24.0 million in the Current Nine Months compared to $24.4 million in the Prior Year Nine Months. Operating income from the women’s segment was $94.1 in the Current Nine Months compared to $97.2 million in the Prior Year Nine Months. Operating income from the men’s operating segment was $30.8 million in the Current Nine Months compared to $40.9 million in the Prior Year Nine Months. Operating income from the home segment was $22.8 million in the Current Nine Months compared to $27.9 million in the Prior Year Nine Months. Corporate operating loss was $46.4 million in the Current Nine Months compared to operating income of $9.2 million in the Prior Year Nine Months.

Other Expense (Income) – Net. Other income – net was approximately $2.1 million in the Current Nine Months as compared to a net expense of $11.1 million in the Prior Year Nine Months. This increase of $13.1 million was mainly due to (i) $47.4 million related to the non-cash gain on the fair value re-measurement of our original 50% interest in Iconix China compared to a $37.9 million non-cash gain in the Prior Year Quarter related to the fair value re-measurement of our original 50% interest in Iconix Latin America (see Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of this transaction), (ii) a $7.3 million foreign currency translation gain in the Current Nine Months for which there is no comparable gain or loss in the Prior Year Nine Months, and (iii) $3.8 million decrease in equity earnings on joint ventures.

Provision for Income Taxes. The effective income tax rate for the Current Nine Months is approximately 34.7% resulting in a $44.2 million income tax expense, as compared to an effective income tax rate of 28.6% in the Prior Year Nine Months which resulted in the $53.9 million income tax expense. The increase in our effective tax rate primarily relates to a charge of approximately $3.8 million related to the preparation of our 2014 federal tax return, as well as a larger portion of our income in the Prior Year Nine Months as compared to the Current Nine Months being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S., primarily driven by the sales of certain trademarks to certain joint ventures outside the U.S. - see Note 3 of the Unaudited Condensed Consolidated Financial Statements for additional information on these transactions.

Net Income. Our net income was approximately $83.2 million in the Current Nine Months, compared to net income of approximately $134.5 million in the Prior Year Nine Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At September 30, 2015 and December 31, 2014, our cash totaled $136.4 million and $128.0 million, respectively, not including short-term restricted cash of $51.9 million and $59.6 million, respectively, which primarily consists of cash and cash equivalent deposits, held in accounts primarily for debt service.

We believe that cash from future operations, our currently available cash and capacity for additional financings under our Senior Secured Notes facility (to the extent available), as well as our intended refinancing of the 2.50% convertible notes will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including early redemptions by our convertible notes’ holders in the event circumstances allow for early redemptions. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 6 of Notes to the Unaudited Condensed Consolidated Financial Statements for a description of certain prior financings consummated by us.

Changes in Working Capital

At September 30, 2015 and December 31, 2014 the working capital ratio (current assets to current liabilities) was 0.85 to 1 and 2.76 to 1, respectively.

Operating Activities

Net cash provided by operating activities increased approximately $16.0 million, from $124.4 million in the Prior Year Nine Months to $140.4 million in the Current Nine Months. After excluding the non-cash gain in Current Nine Months related to the fair value re-measurement of our original 50% interest in Iconix China and the non-cash gain in the Prior Year Nine Months related to the re-measurement of our original 50% interest in Iconix Latin America, and the deferred taxes associated with each of those non-cash gains, respectively, the change in net cash provided by operating activities was primarily due to (i) a decrease in gains on sale of trademarks, for which there was none in the Current Nine Months (ii) foreign currency translation gains associated with our international operations, (iii) a decrease in our stock-based compensation, (iv) a decrease in earnings and distributions from our equity partners, (v) an increase in our provision for bad debts, primarily related to receivables recorded under certain men’s brands licenses, (vi) an aggregate increase in the net changes in balance sheet items, and (vii) a decrease in net income for the reasons discussed above.

Investing Activities

Net cash used in investing activities increased approximately $107.6 million, from $36.9 million in the Prior Year Nine Months to $144.5 million in the Current Nine Months. This increase in the Current Nine Months is primarily due to (i) our purchase of the Strawberry Shortcake brand for $105 million in cash, (ii) our purchase of the remaining 50% interest in Iconix China for $20.4 million in cash, net of cash acquired (total cash paid to Novel was $40.4 million) as compared to our purchase of the remaining 50% interest in Iconix Latin America in the Prior Year Nine Months for $42.0 million in cash and (iii) our purchase of a 75% interest in the Pony brand for $37.0 million in cash.

Financing Activities

Net cash provided by financing activities increased approximately $245.2 million, from cash used in financing activities of $232.8 million in the Prior Year Nine Months to cash provided by financing activities of $12.3 million in the Current Nine Months. In the Current Nine Months, we received proceeds of $100 million from our Variable Funding Notes, for which there were no comparable financings in the Prior Year Nine Months. In addition, there was a decrease in the shares repurchased on the open market and for the vesting of restricted stock of $154.0 million, from an aggregate $181.9 million in the Prior Year Nine Months to an aggregate $27.9 million in the Current Nine Months.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its interim principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our interim principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Weaknesses were identified in certain of the Company’s review controls.  In addition, as a result of the Special Committee’s review (as described in Note 17), and the subsequent review undertaken by the Audit Committee of the Board of Directors and current management, certain adjustments were noted that were subsequently recorded by the Company with respect to (i) the 2013 fiscal year and fourth quarter thereof, (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first and second quarters of 2015, to correct certain errors in accounting. These adjustments include (i) the classification of contractually obligated expenses, retail support and other costs as selling, general and administrative expenses, as opposed to netting such expenses against licensing or other revenue, as applicable, (ii) inadequate support for revenue recognition relating to certain license agreements, and (iii) inadequate estimation of accruals related to retail support for certain license agreements.

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

Notwithstanding the material weakness discussed in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 and the adjustments discussed above, our interim principal executive officer and principal financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

The interim principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended September 30, 2015 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed in the previous paragraphs.

Material Weakness Previously Identified

We previously reported a material weakness in internal control over financial reporting related to the accounting for certain adjustments related to certain revenue and income adjustments in “Item 4. Controls and Procedures” in our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2015, filed with the SEC on August 26, 2015. The new executives are implementing expanded review and monitoring controls in 2015 to address these findings and the adjustments discussed above.

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

As of September 30, 2015, our consolidated balance sheet reflects debt of approximately $1,471.6 million, including secured debt of $828.2 million under our Senior Secured Notes and Variable Funding Note. In accordance with ASC 470, our 1.50% Convertible Notes and our 2.50% Convertible Notes are included in our $1,471.6 million of consolidated debt at a net debt carrying value of $353.0 million and $290.4 million, respectively; however, the principal amount owed to the holders of our 1.50% Convertible Notes and 2.50% Convertible Notes is $400.0 million (due March 2018) and $300.0 million (due June 2016), respectively. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our debt obligations:

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

In addition, as of September 30, 2015, approximately $85.4 million, or 45.4%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

While we believe that by virtue of the cash on our balance sheet as of September 30, 2015, our ability to add additional capacity under the securitization facility underlying our Senior Secured Notes, the intended refinance of the 2.50% convertible notes, and the guaranteed minimum and percentage royalty payments due to us under our licenses, we will generate sufficient revenue from our licensing operations to satisfy our obligations for the foreseeable future. In the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees, such that the loss of any of such licensees or their renewal on terms less favorable than today, could slow our growth plans, decrease our revenue and impair our cash flows.

Our licenses with Wal-Mart, Target, Kohl’s and Kmart/Sears represent, each in the aggregate, our four largest direct-to-retail licensees during the Current Nine Months, representing approximately 16%, 7%, 6% and 5%, respectively, of our total revenue for the Current Nine Months. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of September 30, 2015, goodwill represented approximately $238.2 million, or approximately 7.8% of our total consolidated assets, and trademarks and other intangible assets represented approximately $2,184.5 million, or approximately 71.8% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Based on the Company’s budgeting process for the year ending December 31, 2016, which was completed in the fourth quarter of the year ending December 31, 2015, the Company believes that certain intangible assets related to the men’s segment may be impaired. The Company will complete its annual impairment testing during the fourth quarter of the year ending December 31, 2015.

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

The Company has received comment letters from the staff (the “Staff”) of the SEC relating to the Annual Report on Form 10-K for the year ended December 31, 2014. The Staff’s comments relate to the accounting treatment for the formation of the Company’s international joint ventures under United States Generally Accepted Accounting Principles and whether such joint ventures should have been consolidated in the Company’s historical results. As of September 30, 2015, the Staff’s comments remain unresolved, and until these comments are resolved, the Company cannot predict whether the Staff will require the Company to supplement its disclosures or restate or make other changes to its historical consolidated financial statements, including with respect to the financial information contained in the Company’s previously filed annual and quarterly reports. If the Company is required to supplement its disclosures or restate its previously reported financial statements, it could have a material adverse effect on the Company’s results of operations and on the value or trading price of its Common Stock. Moreover, any such restatement could result in a class action lawsuit being filed against the Company and its officer and directors.

We have been named in securities litigations, which could be expensive and could divert our management’s attention.  There may be additional class action claims.

We have been named as defendants in three class actions filed in the Southern District of New York as described in note 9 to our financial statements contained in this Report on Form 10-Q.  While we plan to vigorously defend these claims, we may be unable to defend or settle these claims on favorable terms, and there can be no assurance that additional claims will not be made by other stockholders. The pending and any future class action claims could be costly to defend and/or resolve and could harm our reputation and business. An adverse determination could materially and negatively affect the Company. Our insurance coverage may not be adequate or available for us to avoid or limit our exposure in the pending action or in future claims and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. Additionally, securities class action claims may divert our management’s attention from other business concerns, which could seriously harm our business. Finally, the market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation.

Restatements of financial statements could have a negative effect on our business and stock price.

As previously announced and as further discussed in Note 17 to our unaudited condensed consolidated financial statements, the Company has determined that it will restate its historical financial statements in respect of (i) the fourth quarter and annual results of 2013, (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first and second quarters of 2015, to correct certain errors in accounting related to certain transactions.  Our business may be harmed as a result of such financial restatements, including as a result of adverse publicity, litigation, United States Securities and Exchange Commission (“SEC”) proceedings or exchange delisting. While we have taken measures to prevent future restatements we cannot be certain that the measures we have taken as part of the restatement process will ensure that restatements will not occur in the future. The restatement may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

The restatement process has been, and continues to be, resource-intensive, and has involved a significant amount of attention from management and has resulted in significant costs to the Company. Additionally, as previously disclosed, we are in a comment process with the SEC. We cannot guarantee that we will not receive additional comments or inquiries from the SEC regarding our restated financial statements or matters relating to our comment process.

Any future inquiries from the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs. The restatement of our consolidated financial statements may result in litigation. If litigation were to occur, we may incur additional substantial defense costs regardless of the outcome of such litigation. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.

These restatements  would require us to devote substantial internal and external resources and cause us to incur significant fees and expenses for additional audit services as well as accounting and other consulting services. These fees and expenses, as well as the substantial time devoted by our management to make such filings with the SEC, could have a material adverse effect on our business, profitability and financial condition.

Ineffective disclosure controls and procedures or internal controls over financial reporting could have a negative effect on our business and stock price.

As a result of such financial restatements, the Company will also revise its report on Internal Control Over Financial Reporting as of December 31, 2014 to indicate such controls were not effective due to inadequate management review procedures. Additionally, the Company has noted in its reports on Internal Control Over Financial Reporting as of June 30, 2015 and September 30 2015 that controls were not effective.  Though the Company is working diligently to implement additional internal control procedures, there can be no assurance that in the future we will not suffer from additional ineffective disclosure controls and procedures or internal controls over financial reporting, which would further impair our ability to provide reliable and timely financial reports. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business may be further harmed.  Restated financial statements and failures in internal controls may also cause investors to lose confidence in our financial reporting process, which could have a negative effect on the price of our Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 – July 31	140	$24.06	—	$513,277,115
August 1 – August 31	—	$—	—	$513,277,115
September 1 – September 30	379	$13.35	—	$513,277,115
Total	519	$16.24	—	$513,277,115

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

Iconix Brand Group, Inc.
(Registrant)

Date: November 13, 2015	/s/ F. Peter Cuneo
F. Peter Cuneo
Chairman of the Board and Interim Chief Executive Officer

Date: November 13, 2015	/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer