Form 10-K/A
period 2014-12-31
ICONIX BRAND GROUP, INC.
filed 2015-11-25
CIK 857737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

001-10593

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2014 was approximately $2,062.5 million. As of November 20, 2015, 48,393,703 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held in 2015 and the Registrant’s Amendment No. 1 on Form 10-K/A filed on April 30, 2015 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

ICONIX BRAND GROUP, INC. - FORM 10-K

Unless the context requires otherwise, references in this Form 10-K/A to the “Company,” “Iconix,” “we,” “us,” “our,” or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries.

EXPLANATORY NOTE — RESTATEMENT OF FINANCIAL INFORMATION

Iconix Brand Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amended Filing”) to amend certain parts of its Annual Reports on Form 10-K for the years ended (i) December 31, 2013, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2014 (the “Original 2013 Filing”) and (ii) December 31, 2014, originally filed with the SEC on March 2, 2015 (the “Original 2014 Filing,” and, together with the Original 2013 Filing, the “Original Filings”).

Background and Effects of the Restatement

As previously announced, a special committee (the “Special Committee”) of the Board of Directors (“Board”) of the Company has conducted a review of the accounting treatment related to certain transactions. Based on the Special Committee’s review and additional review by the Audit Committee (the “Audit Committee”) of the Board and the Company’s current management team, on October 30, 2015, the Board, the Audit Committee and the Company’s current management team concluded that the Company will restate its historical financial statements in respect of (i) the fourth quarter and 2013 fiscal year, (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first and second quarters of 2015 (the “Restatement Periods”) to correct certain errors in accounting. These restatements include the correction of errors regarding (i) the classification of contractually obligated expenses, retail support and other costs as selling, general and administrative expenses, as opposed to netting such expenses against licensing or other revenue, as applicable, (ii) inadequate support for revenue recognition relating to certain license agreements, and (iii) inadequate estimation of accruals related to retail support for certain license agreements. The Company will be filing Amended Forms 10-Q with respect to the first and second quarters of 2015 to address such errors in accounting. Additionally, this Amendment No. 2 on Form 10-K/A is revising segment disclosures with respect to the periods presented in this report.

Internal Control Over Financial Reporting

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that reassessment, management identified a material weakness and, accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014. Management has restated its report on internal control over financial reporting as of December 31, 2014. For a description of the material weakness in internal control over financial reporting and actions taken, and to be taken, to address the material weakness, see Part II, Item 9A. “Controls and Procedures” of this 2014 Annual Report on Form 10-K/A. In addition, our auditors have restated their report on the Company’s internal control over financial reporting and issued an adverse opinion.

Items Amended in This Filing

This Amended Filing amends and restates the following items of the Company’s Original Filing as of, and for the years ended December 31, 2014, 2013 and 2012.

Part II—Item 6. Selected Financial Data

Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II—Item 8. Financial Statements and Supplementary Data

Part II—Item 9A. Controls and Procedures

Part IV—Item 15. Exhibits and Financial Statement Schedules

Additionally, conforming changes occur throughout the document because of changes to the financial statements.

In accordance with applicable SEC rules, this Amended Filing includes certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended from the Company’s Principal Executive Officer and Principal Financial Officer dated as of the date of this Amended Filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing speaks as of the date of the Original Filing and the Company has not updated the Original Filing to reflect events occurring subsequent to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with Iconix’s filings made with the SEC subsequent to the date of the Original Filing.

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

The Company’s brand portfolio includes Candie’s ®, Bongo ®, Badgley Mischka ®, Joe Boxer ®, Rampage ®, Mudd ® , London Fog ® , Mossimo ® , Ocean Pacific/OP ® , Danskin/Danskin Now ® , Rocawear ® /Roc Nation ® , Cannon ® , Royal Velvet ® , Fieldcrest ® , Charisma ® , Starter ® , Waverly ® , Ecko Unltd ® /Mark Ecko Cut & Sew ® , Zoo York ® , Sharper Image ® , Umbro ® and Lee Cooper ® ; and interest in Artful Dodger ® , Material Girl ® , Peanuts ® , Ed Hardy ® , Truth or Dare ® , Billionaire Boys Club ® , Ice Cream ® , Modern Amusement ® , Buffalo ® , Nick Graham ® and Hydraulic ® .

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

Mossimo. Mossimo is known as a contemporary, active and youthful lifestyle brand and is one of the largest apparel brands in the United States. The brand was established in 1986 and acquired by the Company in October 2006. Since 2000, Target Corporation, herein referred to as Target, has held the exclusive license in the United States and Canada, covering apparel products for men, women and children, including casual sportswear, denim, swimwear, bodywear, watches, handbags and other fashion accessories. Target sells Mossimo apparel and other products chain-wide. The brand is also licensed on a direct-to-retail basis to Falabella Retail S.A. in Latin America and to wholesale licensees in Europe, Latin America, Southeast Asia, Australia, India, Canada and Japan.

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

Danskin/Danskin Now. Danskin is a 126 year-old iconic brand of women’s activewear, legwear, dancewear, yoga apparel and fitness equipment, which the Company acquired in March 2007. Danskin has maintained a legacy of health, strength and female empowerment in its core values. In 2014, Danskin enlisted Giuliana Rancic to remain the face of its marketing campaign to authentically represent these attributes. The primary license for the Danskin brand is a direct-to-retail license with Wal-Mart for Danskin Now in the United States, Canada and parts of Latin America covering a wide range of women’s and girl’s apparel, footwear, accessories and fitness equipment in every store. In addition, the Danskin brand continues to be sold through better department, mid-tier, specialty and sporting goods stores, as well as through Danskin.com by wholesale licensees in the United States. In 2014, the brand re-launched its e-commerce site, blog, and expanded its social media efforts. Sustaining its heritage with dance, Danskin formed a new partnership with the School of American Ballet and continued its support of the New York City Ballet.The Danskin brand is also licensed in Latin America and Europe.

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

MG Icon—Material Girl, Truth or Dare

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

Buffalo Brand Joint Venture—Buffalo by David Bitton

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

Icon Modern Amusement—Modern Amusement

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

NGX, LLC—Nick Graham

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

The Company’s advertising expenditures for each of its brands are dedicated largely to the crafting and production of marketing campaigns, securing contractual arrangements with spokespeople, content creation for advertisements in magazines, on television, and on the internet and public relations activities including events, securing product placements, product launches and developing sweepstakes and media contests often featuring personal appearances and concerts. The print advertisements for the Company’s various brands have appeared in fashion magazines such as Vogue, Seventeen, GQ, Teen Vogue, Cosmopolitan, InStyle and Elle, as well as in popular lifestyle and entertainment magazines such as People, Us Weekly, Sports Illustrated, Better Homes and Gardens, Good Housekeeping, Elle Décor, and Vanity Fair, as well as in newspapers, on outdoor billboards, through social media sites such as Facebook ® , Twitter ® , Pinterest ® Vine ® , Snapchat ® , YouTube ® and Instagram ® , as well as through various blogs, e-mail blasts, banner advertisements, online sweepstakes and gift with purchase programs. The Company also has used television commercials to promote certain of its brands, partnering with licensees to create and air commercials to generate excitement for its brands with consumers. Additionally, the company uses new forms of media, including multi-channel networks to build and maintain integrated marketing campaigns that cater to its growing audience who are shifting to digital consumption.

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

Key direct-to-retail licenses

For the year ended December 31, 2014, the Company’s largest direct-to-retail licensees were with Wal-Mart for the OP, Starter, Danskin Now and Waverly Inspirations brands, Target for the Mossimo and Fieldcrest brands, Kohl’s for the Candie’s and Mudd brands and Sears/Kmart for the Joe Boxer, Bongo and Cannon brands. The relationships with these major retailers collectively represented approximately 34% of total revenue for the period.

Wal-Mart licenses

Revenue generated by the Company’s four licenses with Wal-Mart accounted for, in the aggregate, 12%, 13% and 17% of the Company’s revenue for the years ended December 31, 2014 (“FY 2014”), December 31, 2013 (“FY 2013”) and December 31, 2012 (“FY 2012”), respectively. The following is a description of these licenses:

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

Financial information about geographical areas

Revenues from external customers related to operations in the United States and foreign countries are as follows:

	FY 2014	FY 2013	FY 2012
		(000’s omitted)
Licensing and other revenue by geographic region:
United States	$283,064	$292,619	$273,903
Japan	30,168	29,734	36,432
Other(1)	126,765	108,273	43,483

Total	$439,997	$430,626	$353,818

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

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

Our licenses with Wal-Mart, Target, Kohl’s and Kmart/Sears represent, each in the aggregate, our four largest direct-to-retail licensees during FY 2014, representing approximately 12%, 5%, 5% and 5%, respectively, of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of December 31, 2014, goodwill represented approximately $231.7 million, or approximately 8% of our total consolidated assets, and trademarks and other intangible assets represented approximately $2,024.5 million, or approximately 71% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

Our business has grown dramatically over the past several years. For example, our total revenue increased from $30.1 million for fiscal 2005 to approximately $440.0 million for FY 2014. Our growth has largely resulted from our acquisition of new brands of various sizes. Since October 2004, we acquired directly and through our joint ventures numerous iconic brands (or rights to use those brands and trademarks) and increased our total number of licenses from approximately 18 to over 1,100. Furthermore, we continue to evaluate and pursue appropriate acquisition opportunities to the extent we believe that such opportunities would be in the best interests of our company and our stockholders including, without limitation, other asset light models.

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

ISSUER PURCHASES OF EQUITY SECURITIES
2014	Total Number of Shares Purchased (*)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1—October 31	12,420	$36.38	425,000	$531,831,815
November 1—November 30	—	—	—	531,831,815
December 1—December 31	84,799	33.80	169,578	525,668,099

Total	97,219	$34.13	594,578	$525,668,099

(1)	On February 18, 2014, the Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock over a period ending February 18, 2017, herein referred to as the 2014 Program. The 2014 Program is in addition to prior programs. The 2014 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.
*	Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

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

Item 6. Selected Financial Data

Selected Historical Financial Data

(amounts in tables, but not footnotes, in thousands, except earnings per share amounts)

The following table presents selected historical financial data of the Company for the periods indicated and has been updated to reflect the restatement as discussed in Note 17 – Restatement of Previously Issued Consolidated Financial Statements of Notes to Consolidated Financial Statements in this Amendment No. 2 on Form 10-K/A. The amounts for prior periods presented in this report have been restated primarily to correct certain errors in accounting due to (i) the classification of contractually obligated expenses, retail support and other costs as selling, general and administrative expenses, as opposed to netting such expenses against licensing or other revenue, as applicable, (ii) inadequate support for revenue recognition relating to certain license agreements, and (iii) inadequate estimation of accruals related to retail support for certain license agreements. Additionally, resulting adjustments to deferred income taxes and the provision for income taxes are also reflected in the restatement. The following tables set forth a reconciliation of previously reported and restated selected financial data as of the dates and for the periods shown:

	Year Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated
Licensing revenue	$406,940	$(12,783)	$394,157
Other revenue	54,303	(8,463)	45,840

Total revenue	461,243	(21,246)	439,997
Selling, general and administrative expenses	205,410	(15,257)	190,153

Operating income	255,833	(5,989)	249,844
Income before taxes	229,166	(5,989)	223,177
Provision for income taxes	61,737	(2,096)	59,641

Net income	$167,429	$(3,893)	$163,536
Net income attributable to Iconix Brand Group, Inc.	$152,736	$(3,893)	$148,843

Earnings per share:
Basic	$3.15	($0.08)	$3.07

Diluted	$2.66	($0.07)	$2.59

Comprehensive income	$126,757	$(3,893)	$122,864

Comprehensive income attributable to Iconix Brand Group, Inc.	$112,064	$(3,893)	$108,171

	Year Ended December 31, 2013
(in 000’s)	As Previously Reported	Adjustments	As Restated
Other revenue	$34,579	$(2,000)	$32,579
Total revenue	432,626	(2,000)	430,626
Selling, general and administrative expenses	175,215	(2,000)	173,215

Please read the selected consolidated historical financial information set forth below in conjunction with our restated Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our restated audited consolidated financial statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Amendment No. 2 Form 10-K/A.

We have derived the following selected consolidated income statement information for the years ended December 31, 2014, 2013 and 2012 from our restated consolidated financial information set forth in Part IV, Item 15 of this Amendment No. 2 on Form 10-K/A. We have derived selected income statement information for the years ended December 31, 2011 and 2010 from previously published financial historical financial statements not included in this Amendment No. 2 on Form 10-K/A. We have derived selected consolidated balance sheet data as of December 31, 2014 and 2013 from our restated consolidated financial information set forth in Part IV, Item 15 of this Amendment No. 2 on Form 10-K/A. We have derived selected balance sheet information as of December 31, 2012, 2011 and 2010 from previously published financial historical financial statements not included in this Amendment No. 2 on Form 10-K/A.

We have not amended our previously filed Annual Report on Form 10-K as of and for the year ended December 31, 2013 or Quarterly Reports on Form 10-Q for the periods affected by the restatement relating to 2013. We have set forth, in Part IV, Item 15 of this Amendment No. 2 on Form 10-K/A, restated quarterly financial statements for the three months ended March 31, 2014, the three and six months ended June 30, 2014, and the three and nine months ended September 30, 2014. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2 on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. These historical results are not necessarily indicative of results to be expected for any future periods.

	Year Ended December 31,
	(000’s omitted)
	2014 (Restated)	2013 (Restated)	2012	2011	2010
Consolidated Income Statement Data(1)
Licensing revenue	$394,157	$398,047	$341,685	$364,265	$332,390
Other revenue	45,840	32,579	12,133	5,580	169

Total revenue	439,997	430,626	353,818	369,845	332,559
Selling, general and administrative expenses	190,153	173,215	138,368	140,985	138,532

Operating income	249,844	257,411	215,450	228,766	209,715
Other expenses—net(2)	26,667	56,749	32,978	16,239	46,826
Net income	163,536	142,587	123,509	141,241	110,480
Net income attributable to Iconix Brand Group, Inc.	148,843	128,048	109,408	126,105	98,847

Earnings per share:
Basic	$3.07	$2.28	$1.57	$1.72	$1.37

Diluted	$2.59	$2.11	$1.52	$1.67	$1.32

Weighted average number of common shares outstanding:
Basic	48,431	56,281	69,689	73,111	72,151
Diluted	57,366	60,734	71,957	75,495	74,713

*	The year ended December 31, 2011 will herein be referred to as FY 2011; and the year ended December 31, 2010 will herein be referred to as FY 2010.

	At December 31,
	(000’s omitted)
	2014 (Restated)	2013	2012	2011	2010
Consolidated Balance Sheet Data
Cash	$128,019	$278,789	$238,672	$167,717	$118,635
Working capital	242,150	339,186	258,391	(78,278)	125,906
Trademarks and other intangibles, net	2,024,541	1,955,644	1,769,508	1,550,996	1,400,550
Total assets	2,867,877	2,864,158	2,481,738	2,161,303	1,951,470
Long-term debt, including current portion	1,394,077	1,427,319	911,718	633,389	584,387
Total stockholders’ equity	$1,050,643	$1,101,942	$1,299,840	$1,293,576	$1,138,914

(1)	During FY 2014, FY 2013, FY 2012, FY 2011 and FY 2010, the Company made four (including investments in joint venture that are consolidated in our financial statements), two, two, three (including the purchase of Zoo York from our IPH Untld joint venture, effectively increasing our ownership in the Zoo York brand from 51% to 100%, and our additional investment in Hardy Way, which increased our ownership from 50% to 85%), and one acquisitions (including investments in joint ventures that are consolidated in our financial statements), respectively. See Note 3 of Notes to Consolidated Financial Statements for information about the Company’s 2014 acquisitions and investments through its joint ventures.
(2)	Includes a non-cash gain of approximately $37.9 million in FY 2014 related to our purchase of our joint venture partner’s interest in Iconix Latin America, and a non-cash gain of approximately $21.5 million in FY 2011 related to our additional investment in Hardy Way (see Note 3 of Notes to Consolidated Financial Statements). Also includes net gain related to specific litigation of $15.7 million in FY 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. This Annual Report on Amendment No. 2 on Form 10-K/A, including this Item 7, includes “forward-looking statements” based on the Company’s current expectations, assumptions, estimates and projections about its business and its industry. These statements include those relating to future events, performance and/or achievements, and include those relating to, among other things, the Company’s future revenues, expenses and profitability, the future development and expected growth of the Company’s business, its projected capital expenditures, future outcomes of litigation and/or regulatory proceedings, competition, expectations regarding the retail sales environment, continued market acceptance of the Company’s current brands and its ability to market and license brands it acquires, the Company’s ability to continue identifying, pursuing and making acquisitions, the ability of the Company to obtain financing for acquisitions, the ability of the Company’s current licensees to continue executing their business plans with respect to their product lines and the ability to pay contractually obligated royalties, and the Company’s ability to continue sourcing licensees that can design, distribute, manufacture and sell their own product lines.

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

Restatement of Previously Issued Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the effects of the restatement described in Note 17 — Restatement of Previously Issued Consolidated Financial Statements of Notes to Consolidated Financial Statements in this Amendment No. 2 on Form 10-K/A. Following the discussion of our restated results of operations for FY 2014 compared to FY 2013, we have also included a discussion of our restated results of operations for the three months ended March 31, 2014, the three and six months ended June 30, 2014, the three and nine months ended September 30, 2014, and FY 2013 compared to FY 2012. In addition, we have also included our restated financial statements for the three months ended March 31, 2014, the three and six months ended June 30, 2014, the three and nine months ended September 30, 2014 following our FY 2014 financial statements set forth in Part IV, Item 15 of this Amendment No. 2 on Form 10-K/A under the heading “Restated Quarterly Financial Statements”.

As discussed in the Explanatory Note of this Amendment No. 2 on Form 10-K/A, the Special Committee of the Board of the Company conducted a review of the accounting treatment related to certain transactions. Based on the Special Committee’s review and additional review by the Audit Committee and the Company’s current management team, on October 30, 2015, the Board, the Audit Committee and the Company’s current management team concluded that the Company will restate its historical financial statements in respect of (i) the fourth quarter and 2013 fiscal year, (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first and second quarters of 2015 (the “Restatement Periods”) to correct certain errors in accounting. These restatements include the correction of errors regarding (i) the classification of contractually obligated expenses, retail support and other costs as selling, general and administrative expenses, as opposed to netting such expenses against licensing or other revenue, as applicable, (ii) inadequate support for revenue recognition relating to certain license agreements, and (iii) inadequate estimation of accruals related to retail support for certain license agreements. The consolidated financial statements for the Restatement periods presented in this report have been restated primarily to reflect these adjustments, as well as the resulting adjustments to deferred income taxes and the provision for income taxes. While these non-cash adjustments impact licensing revenues, other revenues, total revenues, selling, general and administrative expenses, operating income, net income before taxes, provision for income taxes, net income, and net income attributable to Iconix for each period, as well as total assets, total liabilities and total stockholders’ equity, these adjustments do not impact the Company’s liquidity. Additionally, this Amendment No. 2 on Form 10-K/A is revising segment disclosures with respect to the periods presented in this report – See Note 14 of Notes to Consolidated Financial Statements in this Amendment No. 2 on Form 10-K/A.

Overview

We are a brand management company and owner of a diversified portfolio of 35 global consumer brands across women’s, men’s, entertainment and home. The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

The Company’s brand portfolio includes Candie’s ® , Bongo ® , Badgley Mischka ® , Joe Boxer ® , Rampage ® , Mudd ® , London Fog ® , Mossimo ® , Ocean Pacific/OP ® , Danskin/Danskin Now ® , Rocawear ® /Roc Nation ® , Cannon ® , Royal Velvet ® , Fieldcrest ® , Charisma ® , Starter ® , Waverly ® , Ecko Unltd ® /Mark Ecko Cut & Sew ® , Zoo York ® , Sharper Image ® , Umbro ® and Lee Cooper ® ; and interest in Artful Dodger ® , Material Girl ® , Peanuts ® , Ed Hardy ® , Truth or Dare ® , Billionaire Boys Club ® , Ice Cream ® , Modern Amusement ® , Buffalo ® , Nick Graham ® and Hydraulic ® .

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

The Company identifies its operating segments according to how business activities are managed and evaluated with five distinct reportable operating segments: men’s, women’s, home, entertainment and corporate. Therefore, the Company has disclosed these reportable segments for the periods shown below. This information has been revised from the original Form 10-K for the year ended December 31, 2014.

(in 000’s)	FY 2014 (Restated)	FY 2013 (Restated)	FY 2012
Licensing and other revenue by segment:
Men’s	$98,910	$143,916	$99,093
Women’s	148,482	138,262	120,743
Home	43,694	40,920	40,527
Entertainment	103,071	74,949	81,322
Corporate	45,840	32,579	12,133

	$439,997	$430,626	$353,818

Operating income (loss):
Men’s	$51,728	$97,448	$74,040
Women’s	124,681	118,454	105,036
Home	34,926	35,435	34,122
Entertainment	31,018	21,319	23,613
Corporate	7,491	(15,245)	(21,361)

	$249,844	$257,411	$215,450

Highlights of FY 2014 (Restated)

•	Total revenue of $440.0 million, a 2% increase from prior year.

•	Other revenue of $45.8 million, a 41% increase from prior year.

•	Continued expansion of international platform

•	Acquired full ownership and control of Iconix Latin America

•	Expanded South East Asia joint venture partnership with Global Brands Group to include additional territories and brands

•	Established Iconix Middle East joint venture

•	Strong Peanuts business

•	Renewed ABC and MetLife licenses

•	Women’s and home business divisions supported by strong stable direct-to-retail licenses

•	Repurchase of approximately 5.0 million shares of our common stock for $193.4 million

FY 2014 (restated) Compared to FY 2013 (restated)

Licensing Revenue. Licensing revenue for FY 2014 totaled $394.2 million, a 1% decrease as compared to $398.0 million for FY 2013. The entertainment segment increased 38% from $74.9 million in FY 2013 to $103.1 million in FY 2014 primarily driven by (i) revenue recognized for the renewal of the license for Peanuts television specials with ABC Networks, (ii) an increase in licensing revenue from our license with Metlife, and (iii) an increase in license revenue from our licenses in Japan. The women’s segment increased 7% from $138.3 million in FY 2013 to $148.5 million in FY 2014 due to (i) an increase in licensing revenue from the core licensee for our Rampage brand, (ii) a full year of revenue from our Buffalo brand (acquired February 2013), and (iii) the inclusion of revenue from our former Latin America joint venture which, following our buy-out of our partner’s equity interest in January 2014, is now consolidated with the Company. The men’s segment decreased 31% from $143.9 million in FY 2013 to $98.9 million in FY 2014 primarily due to weakness in our Rocawear, Ecko and Ed Hardy brands, as well as a decrease in revenue from the Umbro brand related to the timing of the transition from Nike operated territories to our new licensee base. The home segment increased 7% from $40.9 million in FY 2013 to $43.7 million in FY 2014 primarily due to an increase in licensing revenue from Royal Velvet at JC Penney and revenues related to our Sharper Image brand.

Other Revenue. Other revenue for FY 2014 totaled $45.8 million, a 40% increase as compared to $32.6 million for FY 2013. We realized (i) an aggregate $27.0 million gain in FY 2014 on the partial sale of certain trademarks to our Iconix SE Asia joint venture (see Note 3 of Notes to Consolidated Financial Statements for descriptions of these transactions), (ii) a $7.2 million gain on the partial sale of certain trademarks to our Iconix Middle East joint venture (iii) a $7.8 million gain on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark and (iv) a $4.0 million gain on the formation of a Lee Cooper U.S. joint venture, as compared to an aggregate $32.6 million gain realized in FY 2013 on the formation of our Iconix Canada, Iconix Australia, Iconix Israel and Iconix South East Asia joint ventures as well as the sale of the Umbro trademark in Korea (see Note 3 of Notes to Consolidated Financial Statements for descriptions of these transactions).

Operating Expenses. Selling, general and administrative (“SG&A”) expenses totaled $190.2 million for FY 2014 compared to $173.2 million for FY 2013 an increase of $16.9 million. SG&A in the entertainment segment increased 34% from $53.6 million in FY 2013 to $72.1 million in FY 2014 primarily due to (i) increased talent expenses incurred as a result of the incremental increase in revenue in FY 2014, and such revenue increased primarily as a result of the renewal of the license for Peanuts television specials with ABC Networks, (ii) an increase in compensation costs, and (iii) an increase in agent fees as a result of increased revenue from our licenses in Japan. SG&A in the women’s segment increased 20% from $19.8 million in FY 2013 to $23.8 million in FY 2014 mainly due to a $1.9 million increase in advertising for the Buffalo brand. SG&A in the men’s segment increased 2% from $46.5 million in FY 2013 to $47.2 million in FY 2014 mainly due to $0.7 million an increase in accounts receivable reserves and write-offs of doubtful accounts. SG&A in the home segment increased 60% from $5.5 million in FY 2013 to $8.8 million in FY 2014 mainly due to $1.1 million increase in advertising costs primarily for the Royal Velvet brand, as well as an increase of $0.9 million related to professional fees. SG&A in the corporate segment decreased 20% from $47.8 million in FY 2013 to $38.3 million in FY 2014 mainly due to an $8.6 million decrease in compensation costs driven by a reduction in performance-based stock compensation and cash bonuses.

Operating Income. Operating income for FY 2014 decreased to $249.8 million, or approximately 57% of total revenue, compared to $257.4 million or approximately 60% of total revenue in FY 2013. Operating income from the women’s segment was $124.7 million in FY 2014 compared to $118.5 million in FY 2013. Operating income from the men’s segment was $51.7 million in FY 2014 compared to $97.4 million in the FY 2013. Operating income from the home operating segment was $34.9 million in FY 2014 compared to $35.4 million in FY 2013. Operating income from the entertainment segment was $31.0 million in FY 2014 compared to $21.3 million in FY 2013. Corporate operating income was $7.5 million in FY 2014 compared to an operating loss of $15.2 million in FY 2013.

Other Expenses—Net. Other expense—net was approximately $26.7 million in FY 2014 as compared to $56.7 million in FY 2013. Interest expense increased approximately $8.2 million for the following reasons: (i) an increase in interest related to our Senior Secured Notes (issued November 2012 and June 2013) of approximately $3.0 million, due to the second tranche of Senior Secured Notes issued in June 2013, (ii) an increase of approximately $5.3 million in interest related to our 1.50% Convertible Notes issued March 2013, partially offset by $1.7 million of interest expense related to our Ecko Note (extinguished in May 2013) in FY 2013 for which there is no comparable expense in FY 2014. Interest and other income increased $33.4 million from $7.4 million in FY 2013 to approximately $40.8 million in FY 2014 primarily due to a $37.9 million non-cash gain in FY 2014 related to the fair value re-measurement of our original 50% interest in Iconix Latin America—see Note 3 to Notes to Consolidated Financial Statements for a description of this transaction, as compared to a $5.4 million gain in FY 2013 related to the sale of securities for which there is no comparable transaction in FY 2014. Our equity earnings on joint ventures increased approximately $4.9 million from approximately $12.1 million in FY 2013 to $17.0 million in FY 2014, due to international joint ventures created since June 2013 as compared to a full twelve months of earnings in FY 2014, partially offset by our Latin America joint venture which was included in equity earnings on joint ventures until February 2014 when we began consolidating following our purchase of our partner’s remaining interest in Iconix Latin America—see Note 3 to Notes to Consolidated Financial Statements for a description of these joint ventures.

Provision for Income Taxes. The effective income tax rate for FY 2014 is approximately 26.7% resulting in a $59.6 million income tax expense, as compared to an effective income tax rate of 28.9% in FY 2013 which resulted in the $58.1 million income tax expense. The decrease in our effective tax rate primarily relates to, a larger portion of our income in FY 2014 as compared to FY 2013 being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S., partially offset by a one-time tax assessment of approximately $2.1 million related to new legislation on income related to New York State Corporation taxes.

Net Income. Our net income was approximately $163.5 million in FY 2014, compared to net income of approximately $142.6 million in FY 2013, as a result of the factors discussed above.

Restated Quarterly Comparisons

(amounts in tables in thousands, except earnings per share amounts)

The following tables and subsequent sections discuss the effect of the restatement for impacted line items on the condensed consolidated statements of operations for the first three fiscal quarters in FY 2014. The total impact to the income statements is set forth in Part IV, Item 15 of this Amendment No. 2 on Form 10-K/A under the heading “Restated Quarterly Financial Statements”.

	Three Months Ended March 31, 2014 (Unaudited)
	As Previously Reported	Adjustments	As Restated
Licensing revenue	$112,167	$(515)	$111,652
Total revenue	116,138	(515)	115,623
Selling, general and administrative expenses	48,202	(438)	47,764

Operating income	67,936	(77)	67,859
Income before taxes	88,396	(77)	88,319
Provision for income taxes	25,554	(27)	25,527

Net income	62,842	(50)	62,792
Net income attributable to Iconix Brand Group, Inc.	59,768	(50)	59,718

Earnings per share:
Basic	$1.21	$0.00	$1.21

Diluted	$1.03	$0.00	$1.03

Comprehensive income	62,554	(50)	62,504

Comprehensive income attributable to Iconix Brand Group, Inc.	59,480	(50)	59,430

	(Unaudited)
	Three Months Ended March 31, 2014 (Restated)	Three Months Ended March 31, 2013
Licensing and other revenue by segment:
Men’s	$23,377	$38,273
Women’s	41,452	37,756
Home	10,979	10,894
Entertainment	35,844	18,139
Corporate	3,971	—

	$115,623	$105,062

Operating income (loss):
Men’s	$15,107	$30,567
Women’s	35,553	33,729
Home	9,568	9,260
Entertainment	12,112	5,500
Corporate	(4,481)	(12,820)

	$67,859	$66,236

The three months ended March 31, 2014 (restated) (“Q1 2014”) compared to the three months ended March 31, 2013 (“Q1 2013”)

Highlights of Q1 2014

•	Acquisition of additional 50% interest in Iconix Latin America; increased ownership to 100%

•	Acquisition of additional 1% interest in Iconix Europe; increased ownership to 51%

•	Formation of Lee Cooper U.S. joint venture

•	Total revenue growth of 10%, from $105.1 million in Q1 2013 to $115.6 million in Q1 2014

•	Repurchase of 2.9 million shares of our common stock for $109.4 million

Licensing revenue. Licensing revenue for Q1 2014 totaled $111.7 million, a 6% increase as compared to $105.1 million for Q1 2013. The entertainment segment increased 98% from $18.1 million in Q1 2013 to $35.8 million in Q1 2014 primarily driven by revenue recognized for the renewal of the license for Peanuts television specials with ABC Networks. The women’s segment increased 10% from $37.8 million in Q1 2013 to $41.5 million in Q1 2014 due to a full fiscal quarter of revenue from our Buffalo brand (acquired February 2013). The men’s segment decreased 39% from $38.3 million in Q1 2013 to $23.4 million in Q1 2014 primarily due to weakness in our Rocawear, Ecko and Ed Hardy brands, as well as a decrease in revenue from the Umbro brand related to the timing of the transition from Nike operated territories to our new licensee base. The home segment increased 1% from $10.9 million in Q1 2013 to $11.0 million in Q1 2014 primarily due to increased revenues related to Royal Velvet at JC Penney.

Other Revenue. Other revenue for Q1 2014 totaled $4.0 million, as compared to zero for Q1 2013. This increase was driven by the gain realized on the formation of our Lee Cooper U.S. joint venture.

Operating Expenses. SG&A totaled $47.8 million for Q1 2014 compared to $38.8 million for Q1 2013. SG&A in the entertainment segment increased 88% from $12.6 million in Q1 2013 to $23.7 million in Q1 2014 primarily due to $10.7 million increase in talent expenses mainly as a result of the renewal of the license for Peanuts television specials with ABC Networks. SG&A in the women’s segment increased 46% from $4 million in Q1 2013 to $5.9 million in Q1 2014 mainly due to a $1.5 million increase in advertising for the Buffalo brand. SG&A in the men’s segment increased 7% from $7.7 million in Q1 2013 to $8.3 million in Q1 2014 primarily due to a $0.6 million increase in accounts receivable reserves and write-offs of doubtful accounts. SG&A in the home segment decreased 14% from $1.6 million in Q1 2013 to $1.4 million in Q1 2014 mainly due to an approximate $0.3 million decrease in license contract amortization for acquisitions that occurred prior to 2014. SG&A in the corporate segment decreased 34% from $12.8 million in Q1 2013 to $8.5 million in Q1 2014 primarily due to a $1.4 million decrease in professional fees and $1 million decrease in compensation.

Operating Income. Operating income for Q1 2014 increased to $67.9 million, or approximately 59% of total revenue, compared to approximately $66.2 million or approximately 63% of total revenue in Q1 2013. Operating income from the women’s segment was $35.6 million in Q1 2014 compared to $33.7 million in Q1 2013. Operating income from the men’s segment was $15.1 million in Q1 2014 compared to $30.6 million in the Q1 2013. Operating income from the home operating segment was $9.6 million in Q1 2014 compared to $9.3 million in Q1 2013. Operating income from the entertainment segment was $12.1 million in Q1 2014 compared to $5.5 million in Q1 2013. Corporate operating loss was $4.5 million in Q1 2014 compared to a corporate operating loss of $12.8 million in Q1 2013.

Other Expenses—Net. Other income – net was approximately $20.5 million in Q1 2014 as compared to $11.9 million other expense – net in Q1 2013. Interest expense increased approximately $7.0 million for the following reasons: (i) interest related to our Senior Secured Notes (issued November 2012 and June 2013) was approximately $8.9 million in Q1 2014 as compared to $6.3 million in Q1 2013 due to the second tranche of Senior Secured Notes offered in June 2013 and (ii) interest related to our 1.50% Convertible Notes (issued March 2013) was approximately $5.4 million in Q1 2014 as compared to $0.9 million in Q1 2013. These increases were partially offset by $1.0 million of interest expense related to our Ecko Note which was extinguished in May 2013. Interest and other income increased $38.2 million from $0.3 million in Q1 2013 to $38.5 million in the Q1 2014 due to a $37.9 million non-cash gain in Q1 2014 related to the fair value re-measurement of our original 50% interest in Iconix Latin America – see Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of this transaction. Our equity earnings on joint ventures increased approximately $1.2 million from approximately $1.9 million in Q1 2013 to $3.1 million in Q1 2014, primarily due to international joint ventures created after Q1 2013—see Note 3 to Notes to Consolidated Financial Statements for a description of these joint ventures.

Provision for Income Taxes. The effective income tax rate for Q1 2014 is approximately 28.9% resulting in a $25.5 million income tax expense, as compared to an effective income tax rate of 27.7% in Q1 2013 which resulted in the $15.0 million income tax expense. The increase in our effective tax rate primarily relates to a smaller portion of our income being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S., largely due to the non-cash gain during Q1 2014 on the re-measurement of our investment in Iconix Latin America – see Note 3 to Notes to Consolidated Financial Statements for a description of this transaction.

Net Income. Our net income was approximately $62.8 million in Q1 2014, compared to net income of approximately $39.3 million in Q1 2013, as a result of the factors discussed above.

	Three Months Ended June 30, 2014 (Unaudited)
	As Previously Reported	Adjustments	As Restated
Licensing revenue	$97,542	$(1,471)	$96,071
Other revenue	21,401	(5,363)	16,038

Total revenue	118,943	(6,834)	112,109
Selling, general and administrative expenses	44,293	(438)	43,855

Operating income	74,650	(6,396)	68,254
Income before taxes	59,560	(6,396)	53,164
Provision for income taxes	20,778	(2,239)	18,539

Net income	38,782	(4,157)	34,625
Net income attributable to Iconix Brand Group, Inc.	35,319	(4,157)	31,162

Earnings per share:
Basic	$0.73	($0.09)	$0.64

Diluted	$0.60	($0.07)	$0.53

Comprehensive income	36,450	(4,157)	32,293

Comprehensive income attributable to Iconix Brand Group, Inc.	32,987	(4,157)	28,830

	(Unaudited)
	Three Months Ended June 30, 2014 (Restated)	Three Months Ended June 30, 2013	Six Months Ended June, 30 2014 (Restated)	Six Months Ended June 30, 2013
Licensing and other revenue by segment:
Men’s	$25,742	$39,098	$49,119	$77,371
Women’s	39,985	38,268	81,437	76,024
Home	11,242	10,139	22,221	21,033
Entertainment	19,102	17,852	54,946	35,990
Corporate	16,038	9,769	20,009	9,769

	$112,109	$115,125	$227,732	$220,187

Operating income (loss):
Men’s	$14,970	$28,962	$30,077	$59,529
Women’s	34,595	32,764	70,148	66,493
Home	9,416	8,179	18,985	17,440
Entertainment	3,498	4,649	15,610	10,149
Corporate	5,775	(3,040)	1,294	(15,861)

	$68,254	$71,514	$136,114	$137,750

The three months ended June 30, 2014 (restated) (“Q2 2014”) compared to the three months ended June 30, 2013 (“Q2 2013”)

Highlights of Q2 2014

•	Gain related to the sale of certain trademarks to our Iconix Southeast Asia joint venture

•	Gain related to the sale of certain categories under the Sharper Image trademark

Licensing revenue. Licensing revenue for Q2 2014 totaled $96.1 million, a 9% decrease as compared to $105.4 million for Q2 2013. The entertainment segment increased 7% from $17.9 million in Q2 2013 to $19.1 million in Q2 2014 primarily driven by increased revenues from Europe and Japan. The women’s segment increased 4% from $38.3 million in Q2 2013 to $40.0 million in Q2 2014 primarily due to increased revenues related to our direct-to-retail licensees for Mossimo, OP and Bongo. The men’s segment decreased 34% from $39.1 million in Q2 2013 to $25.7 million in Q2 2014 primarily due to weakness in our Rocawear and Ecko brands. The home segment increased 11% from $10.1 million in Q2 2013 to $11.2 million in Q2 2014 primarily due increased revenues related to our direct-to-retail licensees for Royal Velvet and Charisma.

Other Revenue. Other revenue for Q2 2014 totaled $16.0 million, as compared to $9.8 million for Q2 2013. The $16.0 million of other revenue in Q2 2014 consists of an $8.2 million gain realized on the partial sale of certain trademarks to our Iconix Southeast Asia joint venture and a $7.8 million gain on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark. The $9.8 million of other revenue in Q2 2013 consists entirely of the gain realized on the formation of our Iconix Canada joint venture.

Operating Expenses. SG&A totaled $43.9 million for Q2 2014 compared to $43.6 million for Q2 2013. SG&A in the entertainment segment increased 18% from $13.2 million in Q2 2013 to $15.6 million in Q2 2014 primarily due to increased talent and agent expenses incurred as a result of increased revenues in Q2 2014. SG&A in the women’s segment decreased 2% from $5.5 million in Q2 2013 to $5.4 million in Q2 2014 mainly due to decreased advertising costs partially offset by increased compensation costs. SG&A in the men’s segment increased 6% from $10.1 million in Q2 2013 to $10.8 million in Q2 2014 mainly due to a $2.7 million increase in compensation costs partially offset by a decrease in advertising costs, professional fees and license contract amortization from prior period acquisitions. SG&A in the home segment decreased 7% from $2.0 million in Q2 2013 to $1.8 million in Q2 2014 mainly due to a $0.9 million decrease in advertising costs primarily related to the Royal Velvet brand. SG&A in the corporate segment decreased 20% from $12.8 million in Q2 2013 to $10.3 million in Q2 2014 mainly due to a $1.5 million decrease in compensation.

Operating Income. Operating income for Q2 2014 decreased to $68.3 million, or approximately 61% of total revenue, compared to approximately $71.5 million or approximately 62% of total revenue in Q2 2013. Operating income from the women’s segment was $34.6 million in Q2 2014 compared to $32.8 million in Q2 2013. Operating income from the men’s segment was $15.0 million in Q2 2014 compared to $29.0 million in the Q2 2013. Operating income from the home operating segment was $9.4 million in Q2 2014 compared to $8.2 million in Q2 2013. Operating income from the entertainment segment was $3.5 million in Q2 2014 compared to $4.6 million in Q2 2013. Corporate operating income was $5.8 million in Q2 2014 compared to an operating loss of $3.0 million in Q2 2013.

Other Expenses—Net. Other expenses – net was approximately $15.1 million in Q2 2014 as compared to $10.8 million other expense – net in Q2 2013. Interest expense increased approximately $2.2 million primarily due to interest related to our Senior Secured Notes (issued November 2012 and June 2013), which was approximately $8.7 million in Q2 2014 as compared to $6.8 million in Q2 2013 due to the second tranche of Senior Secured Notes issued in June 2013. This increase was partially offset by $0.7 million of interest expense related to our Ecko Note which was extinguished in May 2013. Interest and other income decreased $5.5 million from $6.0 million in Q2 2013 to $0.5 million in Q2 2014 due to a gain in Q2 2013 related to the sale of securities for which there is no comparable transaction in Q2 2014. Our equity earnings on joint ventures increased approximately $3.4 million from approximately $2.3 million in Q2 2013 to $5.7 million in Q2 2014, primarily due to international joint ventures created after Q2 2013—see Note 3 to Notes to Consolidated Financial Statements for a description of these joint ventures.

Provision for Income Taxes. The effective income tax rate for Q2 2014 is approximately 34.9% resulting in an $18.5 million income tax expense, as compared to an effective income tax rate of 30.8% in Q2 2013 which resulted in an $18.7 million income tax expense. The increase in our effective tax rate primarily relates to a one-time tax assessment of approximately $2.1 million related to new legislation on income earned in New York State, as well as a smaller portion of our income in Q2 2014 as compared Q2 2013 being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $34.6 million in Q2 2014, compared to net income of approximately $42.0 million in Q2 2013, as a result of the factors discussed above.

The six months ended June 30, 2014 (restated) (“Six Months 2014”) compared to the six months ended June 30, 2013 (“Six Months 2013”)

Licensing revenue. Licensing revenue for Six Months 2014 totaled $207.7 million, a 1% decrease as compared to $210.4 million for Six Months 2013. The entertainment segment increased 53% from $36.0 million in Six Months 2013 to $54.9 million in Six Months 2014 primarily driven by revenue recognized for the renewal of the license for Peanuts television specials with ABC Networks. The women’s segment increased 7% from $76.0 million in Six Months 2013 to $81.4 million in Six Months 2014 due to increased revenues related to our direct-to-retail licenses specifically our OP and Danskin brands, as well as a full year of revenue from our Buffalo brand (acquired February 2013). The men’s segment decreased 37% from $77.4 million in Six Months 2013 to $49.1 million in Six Months 2014 primarily due to weakness in our Rocawear, Ecko and Ed Hardy brands, as well as a decrease in revenue from the Umbro brand related to the timing of the transition from Nike operated territories to our new licensee base. The home segment increased 6% from $21.0 million in Six Months 2013 to $22.2 million in Six Months 2014 primarily due to an increase in revenues from Royal Velvet at JC Penney.

Other Revenue. Other revenue for Six Months 2014 totaled $20.0 million, as compared to $9.8 million for Six Months 2013. The $20.0 million of other revenue in Six Months 2014 consists of (i) a $4.0 million gain realized on the partial sale of the Lee Cooper U.S. trademarks to our Lee Cooper U.S. joint venture, (ii) an $8.2 million gain realized on the partial sale of certain trademarks to our Iconix Southeast Asia joint venture and (iii) a $7.8 million gain on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark. The $9.8 million of other revenue in Six Months 2013 consists entirely of the gain realized on the formation of our Iconix Canada joint venture.

Operating Expenses. SG&A totaled $91.6 million for Six Months 2014 compared to $82.4 million for Six Months 2013. SG&A in the entertainment segment increased 52% from $25.8 million in Six Months 2013 to $39.3 million in Six Months 2014 primarily due to $11.0 million increase in talent fees incurred as a result of an incremental increase in revenue primarily due to the renewal of the license for Peanuts television specials with ABC Networks. SG&A in the women’s segment increased 18% from $9.5 million in Six Months 2013 to $11.3 million in Six Months 2014 mainly due to $1.4 million in increased compensation costs. SG&A in the men’s segment increased 7% from $17.8 million in Six Months 2013 to $19.0 million in Six Months 2014 mainly due to $5.2 million increase in compensation costs, partially offset by $3.1 million decrease in advertising costs. SG&A in the home segment decreased 10% from $3.6 million in Six Months 2013 to $3.2 million in Six Months 2014 mainly due to a $1.0 million decrease in advertising costs mostly related to the Royal Velvet brand. SG&A in the corporate segment decreased 27% from $25.6 million in Six Months 2013 to $18.7 million in Six Months 2014 mainly due to $2.5 million decrease in compensation costs and $1.7 million decrease in professional fees.

Operating Income. Operating income for Six Months 2014 decreased to $136.1 million, or approximately 60% of total revenue, compared to approximately $137.8 million or approximately 63% of total revenue in Six Months 2013. Operating income from the women’s segment was $70.1 million in Six Months 2014 compared to $66.5 million in Six Months 2013. Operating income from the men’s segment was $30.1 million in Six Months 2014 compared to $59.5 million in the Six Months 2013. Operating income from the home operating segment was $19.0 million in Six Months 2014 compared to $17.4 million in Six Months 2013. Operating income from the entertainment segment was $15.6 million in Six Months 2014 compared to $10.1 million in Six Months 2013. Corporate operating income was $1.3 million in Six Months 2014 compared to an operating loss of $15.9 million in Six Months 2013.

Other Income—Net. Other income – net was approximately $5.4 million in Six Months 2014 as compared to other expenses – net of $22.8 million in Six Months 2013. Interest expense increased approximately $9.1 million for the following reasons: (i) an increase in interest related to our Senior Secured Notes (issued November 2012 and June 2013) of approximately $4.4 million, due to the second tranche of Senior Secured Notes issued in June 2013, (ii) an increase of approximately $4.8 million in interest related to our 1.50% Convertible Notes issued March 2013, partially offset by $1.7 million of interest expense related to our Ecko Note (extinguished in May 2013) in Six Months 2013 for which there is no comparable expense in Six Months 2014. Interest and other income increased $32.7 million from $6.3 million in the Six Months 2013 to approximately $39.0 million in the Six Months 2014 primarily due to a $37.9 million non-cash gain in the Six Months 2014 related to the fair value re-measurement of our original 50% interest in Iconix Latin America – see Note 3 to Notes to Consolidated Financial Statements for a description of this transaction, as compared to a $5.4 million gain in the Six Months 2013 related to the sale of securities for which there is no comparable transaction in Six Months 2014. Our equity earnings on joint ventures increased approximately $4.6 million from approximately $4.2 million in the Six Months 2013 to $8.8 million in Six Months 2014, primarily due to international joint ventures created after Q2 2013—see Note 3 to Notes to Consolidated Financial Statements for a description of these joint ventures.

Provision for Income Taxes. The effective income tax rate for Six Months 2014 is approximately 31.1% resulting in a $44.1 million income tax expense, as compared to an effective income tax rate of 29.3% in Six Months 2013 which resulted in the $33.7 million income tax expense. The increase in our effective tax rate primarily relates to a one-time tax assessment of approximately $2.1 million related to new legislation on income earned in New York State, as well as a smaller portion of our income in Six Months 2014 as compared to the Six Months 2013 being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $97.4 million in Six Months 2014, compared to net income of approximately $81.3 million in Six Months 2013, as a result of the factors discussed above.

	Three Months Ended September 30, 2014 (Unaudited)
	As Previously Reported	Adjustments	As Restated
Licensing revenue	$95,070	(3,458)	$91,612
Total revenue	113,750	(3,458)	110,292
Selling, general and administrative expenses	50,190	(3,312)	46,878

Operating income	63,560	(146)	63,414
Income before taxes	47,119	(146)	46,973
Provision for income taxes	9,907	(51)	9,856

Net income	37,212	(95)	37,117
Net income attributable to Iconix Brand Group, Inc.	33,779	(95)	33,684

Earnings per share:
Basic	$0.70	$0.00	$0.70

Diluted	$0.58	$0.00	$0.58

Comprehensive income	10,738	(95)	10,643

Comprehensive income attributable to Iconix Brand Group, Inc.	7,305	(95)	7,210

	(Unaudited)
	Three Months Ended September 30, 2014 (Restated)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014 (Restated)	Nine Months Ended September 30, 2013
Licensing and other revenue by segment:
Men’s	$24,433	$36,128	$73,552	$113,499
Women’s	32,998	32,159	114,435	108,182
Home	10,968	10,740	33,189	31,773
Entertainment	23,213	20,109	78,158	56,099
Corporate	18,680	8,040	38,690	17,809

	$110,292	$107,175	$338,024	$327,362

Operating income (loss):
Men’s	$10,818	$23,848	$40,895	$83,376
Women’s	27,022	26,324	97,170	92,818
Home	8,959	9,130	27,944	26,570
Entertainment	8,742	6,162	24,351	16,310
Corporate	7,873	(3,994)	9,167	(19,854)

	$63,414	$61,470	$199,527	$199,220

The three months ended September 30, 2014 (restated) (“Q3 2014”) compared to the three months ended September 30, 2013 (“Q3 2013”)

Highlights of Q3 2014

•	Gain related to the sale of our Umbro and Lee Cooper trademarks in the Greater China territory to our Iconix Southeast Asia joint venture

Licensing revenue. Licensing revenue for Q3 2014 totaled $91.6 million, an 8% decrease as compared to $99.4 million for Q3 2013. The entertainment segment increased 15% from $20.1 million in Q3 2013 to $23.2 million in Q3 2014 primarily driven by increased revenues related to our license with Metlife. The women’s segment increased 3% from $32.2 million in Q3 2013 to $33.0 million in Q3 2014 due to increased revenues related to our London Fog and Rampage brands. The men’s segment decreased 33% from $36.4 million in Q3 2013 to $24.4 million in Q3 2014 primarily due to weakness in our Rocawear and Ecko brands. The home segment increased 2% from $10.7 million in Q3 2013 to $11.0 million in Q3 2014 primarily due to increased revenues related to our Royal Velvet and Sharper Image brands.

Other Revenue. Other revenue for Q3 2014 totaled $18.7 million, as compared to $7.8 million for Q3 2013. The $18.7 million of other revenue in Q3 2014 consists entirely of a gain realized on the partial sale of our Umbro and Lee Cooper trademarks in the Greater China territory to our Iconix Southeast Asia joint venture. The $8.0 million of other revenue in Q3 2013 consists primarily of the gain realized on the formation of our Iconix Australia joint venture.

Operating Expenses. SG&A totaled $46.9 million for Q3 2014 compared to $45.7 million for Q3 2013. SG&A in the entertainment segment increased 4% from $13.9 million in Q3 2013 to $14.4 million in Q3 2014 primarily due to a (i) $0.7 million increase in compensation costs, (ii) $0.5 million increase in advertising expense, and (iii) $0.2 million increase in professional fees, partially offset by an increase in talent fees due to the increase in revenue (see above). SG&A in the women’s segment increased 2% from $5.8 million in Q3 2013 to $6.0 million in Q3 2014 mainly due to $0.7 million of increased compensation costs. SG&A in the men’s segment increased 9% from $12.5 million in Q3 2013 to $13.6 million in Q3 2014 mainly due to a $1.4 million increase in compensation costs. SG&A in the home segment increased 25% from $1.6 million in Q3 2013 to $2.0 million in Q3 2014 mainly due to a $0.2 million increase in accounts receivable reserves and write-offs of doubtful accounts. SG&A in the corporate segment decreased 8% from $11.8 million in Q3 2013 to $10.8 million in Q3 2014 mainly due to an approximate $0.7 million decrease in consulting fees.

Operating Income. Operating income for Q3 2014 increased to $63.4 million, or approximately 57% of total revenue, compared to approximately $61.5 million or approximately 57% of total revenue in Q3 2013. Operating income from the women’s segment was $27.0 million in Q3 2014 compared to $26.3 million in Q2 2013. Operating income from the men’s segment was $10.8 million in Q3 2014 compared to $23.8 million in the Q3 2013. Operating income from the home operating segment was $9.0 million in Q3 2014 compared to $9.1 million in Q3 2013. Operating income from the entertainment segment was $8.7 million in Q3 2014 compared to $6.1 million in Q3 2013. Corporate operating income was $7.9 million in Q3 2014 compared to a corporate operating loss of $4.0 million in Q2 2013.

Other Expenses—Net. Other expenses – net was approximately $16.4 million in Q3 2014 as compared to approximately $17.2 million other expense – net in Q3 2013. Our equity earnings on joint ventures increased approximately $0.7 million from approximately $3.4 million in Q3 2013 to $4.1 million in Q3 2014, primarily due to international joint ventures created after Q3 2013 — see Note 3 to Notes to Consolidated Financial Statements for a description of these joint ventures.

Provision for Income Taxes. The effective income tax rate for Q3 2014 is approximately 21.0% resulting in a $9.9 million income tax expense, as compared to an effective income tax rate of 31.1% in Q3 2013 which resulted in the $13.7 million income tax expense. The decrease in our effective tax rate primarily relates to a larger portion of our income in Q3 2014 as compared to Q3 2013 being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S., primarily driven by the sale of our Umbro and Lee Cooper trademarks in the Greater China territory to our Iconix SE Asia joint venture.

Net Income. Our net income was approximately $37.1 million in Q3 2014, compared to net income of approximately $30.5 million in Q3 2013, as a result of the factors discussed above.

The nine months ended September 30, 2014 (restated) (“Nine Months 2014”) compared to the nine months ended September 30, 2013 (“Nine Months 2013”)

Licensing revenue. Licensing revenue for Nine Months 2014 totaled $299.3 million, a 3% decrease as compared to $309.8 million for Nine Months 2013. The entertainment segment increased 39% from $56.0 million in Nine Months 2013 to $78.2 million in Nine Months 2014 primarily driven by revenue recognized for the renewal of the license for Peanuts television specials with ABC Networks. The women’s segment increased 6% from $108.2 million in Nine Months 2013 to $114.4 million in Nine Months 2014 due to increased revenues related to our direct-to-retail licenses, specifically for our Mudd and Danskin brands, as well as a full year of revenue from our Buffalo brand (acquired February 2013). The men’s segment decreased 35% from $113.7 million in Nine Months 2013 to $73.6 million in Nine Months 2014 primarily due to weakness in our Rocawear, Ecko and Ed Hardy brands, as well as a decrease in revenue from the Umbro brand related to the timing of the transition from Nike operated territories to our new licensee base. The home segment increased 4% from $31.8 million in Nine Months 2013 to $33.2 million in Nine Months 2014 primarily due to increased revenues related to our Royal Velvet and Sharper Image brands.

Other Revenue. Other revenue for Nine Months 2014 totaled $38.7 million, as compared to $17.6 million for Nine Months 2013. The $38.7 million of other revenue in Nine Months 2014 consists of (i) a $4.0 million gain realized on the formation of our Lee Cooper U.S. joint venture, (ii) an $8.2 million gain realized on the partial sale of certain trademarks to our Iconix Southeast Asia joint venture, (iii) a $7.8 million gain on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark, and (iv) an $18.7 million gain realized on the partial sale of our Umbro and Lee Cooper trademarks in the Greater China territory to our Iconix Southeast Asia joint venture. The $17.6 million of other revenue in Nine Months 2013 consists primarily of (i) the $9.8 gain realized on the formation of our Iconix Canada joint venture and (ii) the $5.1 million gain realized on the formation of our Iconix Australia joint venture.

Operating Expenses. SG&A totaled $138.5 million for Nine Months 2014 compared to $128.1 million for Nine Months 2013. SG&A in the entertainment segment increased 35% from $39.8 million in Nine Months 2013 to $53.8 million in Nine Months 2014 primarily due to $10.3 million increase in talent fees incurred as a result of an incremental increase in revenue primarily due to the renewal of the license for Peanuts television specials with ABC Networks. SG&A in the women’s segment increased 12% from $15.4 million in Nine Months 2013 to $17.3 million in Nine Months 2014 mainly due to a $2.1 million in increase in compensation costs. SG&A in the men’s segment increased 8% from $30.4 million in Nine Months 2013 to $32.7 million in Nine Months 2014 mainly due to a $6.6 million increase in compensation costs partially offset by a $3.6 million decrease in advertising costs. SG&A in the home segment increased slightly from $5.2 million in Nine Months 2013 to $5.2 million in Nine Months 2014. SG&A in the corporate segment decreased 21% from $37.4 million in Nine Months 2013 to $29.5 million in Nine Months 2014 mainly due to a $2.9 million decrease in compensation costs and a $1.6 million decrease in professional fees.

Operating Income. Operating income for Nine Months 2014 increased slightly to $199.5 million, or approximately 59% of total revenue, compared to approximately $199.2 million or approximately 61% of total revenue in Nine Months 2013. Operating income from the women’s segment was $97.2 million in Nine Months 2014 compared to $92.8 million in Nine Months 2013. Operating income from the men’s segment was $40.9 million in Nine Months 2014 compared to $83.4 million in the Nine Months 2013. Operating income from the home operating segment was $27.9 million in Nine Months 2014 compared to $26.6 million in Nine Months 2013. Operating income from the entertainment segment was $24.4 million in Nine Months 2014 compared to $16.3 million in Nine Months 2013. Corporate operating income was $9.2 million in Nine Months 2014 compared to a corporate operating loss of $19.9 million in Nine Months 2013.

Other Expense—Net. Other expense – net was approximately $11.1 million in Nine Months 2014 as compared to $40.0 million in Nine Months 2013. Interest expense increased approximately $9.0 million for the following reasons: (i) an increase in interest related to our Senior Secured Notes (issued November 2012 and June 2013) of approximately $3.8 million, due to the second tranche of Senior Secured Notes issued in June 2013, (ii) an increase of approximately $5.0 million in interest related to our 1.50% Convertible Notes issued March 2013, partially offset by $1.7 million of interest expense related to our Ecko Note (extinguished in May 2013) in Nine Months 2013 for which there is no comparable expense in Nine Months 2014. Interest and other income increased $32.7 million from $6.9 million in Nine Months 2013 to approximately $39.6 million in Nine Months 2014 primarily due to a $37.9 million non-cash gain in Nine Months 2014 related to the fair value re-measurement of our original 50% interest in Iconix Latin America – see Note 3 to Notes to Consolidated Financial Statements for a description of this transaction, as compared to a $5.4 million gain in Nine Months 2013 related to the sale of securities for which there is no comparable transaction in the Nine Months 2014. Our equity earnings on joint ventures increased approximately $5.3 million from approximately $7.6 million in Nine Months 2013 to $12.9 million in Nine Months 2014, primarily due to international joint ventures created since June 2013 as compared to a full nine months of earnings in Nine Months 2014, partially offset by our Latin America joint venture which was included in equity earnings on joint ventures until February 2014 when we began consolidating following our purchase of our partner’s remaining interest in Iconix Latin America – see Note 3 to Notes to Consolidated Financial Statements for a description of these joint ventures.

Provision for Income Taxes. The effective income tax rate for Nine Months 2014 is approximately 28.6% resulting in a $53.9 million income tax expense, as compared to an effective income tax rate of 29.8% in Nine Months 2013 which resulted in the $47.4 million income tax expense. The decrease in our effective tax rate primarily relates to, a smaller portion of our income in Nine Months 2014 as compared to Nine Months 2013 being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S., partially offset by a one-time tax assessment of approximately $2.1 million related to new legislation on income earned in New York State.

Net Income. Our net income was approximately $134.5 million in Nine Months 2014, compared to net income of approximately $111.8 million in Nine Months 2013, as a result of the factors discussed above.

	2013 (Restated)	2012
Licensing and other revenue by segment:
Men’s	$143,916	$99,093
Women’s	138,262	120,743
Home	40,920	40,527
Entertainment	74,949	81,322
Corporate	32,579	12,133

	$430,626	$353,818

Operating income (loss):
Men’s	$97,448	$74,040
Women’s	118,454	105,036
Home	35,435	34,122
Entertainment	21,319	23,613
Corporate	(15,245)	(21,361)

	$257,411	$215,450

Highlights of 2013

•	Acquisition of the Lee Cooper brand

•	51% investment in the Buffalo brand

•	Formation of four international joint ventures:

•	Iconix Canada

•	Iconix Australia

•	Iconix Southeast Asia

•	Iconix Israel

•	Licensing revenue growth of 16%, from $341.7 million in FY 2012 to $398.0 million in FY 2013

•	Repurchase of approximately 15.8 million shares of our common stock for $436.4 million

•	Completion of a secondary issuance of our Senior Secured Notes for $275.0 million

•	Completion of issuance of 1.50% Convertible Notes for $400.0 million

FY 2013 (restated) Compared to FY 2012

Licensing revenue. Licensing revenue for FY 2013 totaled $398.0 million, a 16% increase as compared to $341.7 million for FY 2012. The women’s segment increased 15% from $120.7 million in the FY 2012 to $138.3 million in FY 2013 primarily due to our Buffalo brand which was acquired in February 2013 and therefore has no comparable revenue in FY 2012. The men’s segment increased 45% from $99.1 million in FY 2012 to $143.9 million in FY 2013 primarily due to our Umbro brand, acquired in November 2012, and our Lee Cooper brand, acquired in February 2013 and therefore has no comparable revenue in FY 2012. The home segment increased 1% from $40.5 million in FY 2012 to $40.9 million in FY 2013 primarily due to an increase in revenues from our Royal Velvet and Waverly brands. The entertainment segment decreased 8% from $81.3 million in FY 2012 to $74.9 million in FY 2013 partially driven by weakness in the Yen as well as softness in the European market.

Other Revenue. Other revenue for FY 2013 totaled $32.6 million, a 169% increase as compared to $12.1 million for FY 2012. This increase was driven by the revenue realized on the formation of our Iconix Australia, Iconix Canada, Iconix Southeast Asia, Iconix Israel and the Umbro Korea transactions as compared to our Iconix India joint venture and OP Japan transaction in FY 2012.

Operating Expenses. SG&A totaled $173.2 million for FY 2013 compared to $138.4 million for FY 2012. SG&A in the entertainment segment decreased 7% from $57.7 million in FY 2012 to $53.6 million in FY 2013 primarily due to a $4.1 million decrease in talent expenses incurred as a result of decreased revenues in FY 2013 partially offset by $1.2 million increase in advertising costs. SG&A in the women’s segment increased 26% from $15.7 million in FY 2012 to $19.8 million in FY 2013 mainly due to a $3.1 million in advertising in the Buffalo brand which was acquired in February 2013 and therefore has no comparable costs in FY 2012. SG&A in the men’s segment increased 85% from $25.1 million in FY 2012 to $46.5 million in FY 2013 mainly due to our Umbro brand, acquired in November 2012, and our Lee Cooper brand, acquired in February 2013 and therefore there is no corresponding SG&A in FY 2012. SG&A in the home segment decreased 14% from $6.4 million in FY 2012 to $5.5 million in FY 2013 mainly due to a $1.7 million decrease in license contract amortization for prior period acquisitions. SG&A in the corporate segment increased 43% from $33.5 million in FY 2012 to $47.8 million in FY 2013 mainly due to an $8.0 million increase in compensation costs mostly related to performance-based stock compensation and $4.0 million increase in professional fees.

Operating Income. Operating income for FY 2013 increased to $257.4 million, or approximately 60% of total revenue, compared to approximately $215.5 million or approximately 61% of total revenue in FY 2012. Operating income from the women’s segment was $118.5 million in FY 2013 compared to $105.0 million in FY 2012. Operating income from the men’s segment was $97.4 million in FY 2013 compared to $74.0 million in the FY 2012. Operating income from the home operating segment was $35.4 million in FY 2014 compared to $34.1 million in FY 2012. Operating income from the entertainment segment was $21.3 million in FY 2013 compared to $23.6 million in FY 2012. Corporate operating loss was $15.2 million in FY 2013 compared to a corporate operating loss of $21.4 million in FY 2012.

Other Expenses—Net. Other expenses—net was approximately $56.7 million in FY 2013 as compared to $33.0 million in FY 2012. Interest expense increased approximately $29.7 million for the following reasons: (i) interest related to our Senior Secured Notes (issued November 2012 and June 2013) was approximately $29.1 million, for which there is no comparable expense in FY 2012, (ii) interest related to our 1.50% Convertible Notes (issued March 2013) was approximately $17.3 million, for which there is no comparable expense in FY 2012 and (iii) an increase in the amortization of our deferred financing fees of $1.6 million as a result of our recently completed financings; partially offset by: (i) $11.3 million of interest expense in FY 2012 related to our 1.875% convertible notes which were paid off in June 2012, (ii) interest expense related to our Ecko Note decreased approximately $3.0 million primarily related to the early extinguishment of the Ecko Note in May 2013, (iii) interest expense related to our asset-backed notes (repaid and extinguished in November 2012) was $2.7 million and (iv) $2.3 million of interest expense related to our revolver financing which we drew down in June 2012 and was paid off and extinguished in November 2012, for each of which there is no comparable expense in FY 2013. Interest and other income increased $4.7 million from $2.7 million in FY 2012 to $7.4 million in FY 2013 due to a $5.4 million gain in FY 2013 related to the sale of securities that had been written down to zero in FY 2010. Our equity earnings on joint ventures increased approximately $1.2 million from approximately $10.9 million in FY 2012 to $12.1 million in FY 2013, primarily due to an increase in income from our MG Icon joint venture, as well as strong aggregate earnings from our international joint ventures, partially offset by a gain realized by our Iconix China joint venture in FY 2012 related to the monetization of an investment.

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

Changes in Working Capital

At December 31, 2014 and December 31, 2013 the working capital ratio (current assets to current liabilities) was 2.76 to 1 and 3.57 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased approximately $40.6 million, from $203.2 million in FY 2013 to $162.5 million in FY 2014. After excluding the non-cash gain in FY 2014 related to the fair value re-measurement of our original 50% interest in Iconix Latin America and the deferred taxes associated with that non-cash gain, the decrease in net cash provided by operating activities was primarily related to an increase in the gains on sale of trademarks (see Note 3 of Notes to Consolidated Financial Statements for descriptions of these transactions) and an increase in our earnings from our equity investments in joint ventures in FY 2014, as well as an aggregate decrease in the net change in balance sheet items of approximately $17.3 million. These aggregate decreases were partially offset by an increase in amortization of the convertible note discount related to the 1.50% Convertible Notes financed in March 2013, and a gain on the sale of securities of $5.4 million FY 2013 as compared to $0.3 million in FY 2014.

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

In addition, we sell a brand’s territories and/or categories through joint venture transactions which is a central and ongoing part of our business. Since our goal is to maximize the value of the IP, we evaluate sale opportunities by comparing whether the offer is more valuable than the current and potential revenue stream in the Company’s traditional licensing model. Further, as part of the Company’s evaluation process, it will also look at whether or not the buyer’s future development of the brand could help expand the brands global recognition and revenue. The Company considers, among others, the following guidance in determining the appropriate accounting and gains recognized from the initial sale of our brands/trademarks to our joint ventures: ASC 323, Investments—Equity Method and Joint Venture, ASC 605, Revenue Recognition, ASC 810, Consolidations, and ASC 845, Nonmonetary Transactions - Exchanges Involving Monetary Consideration.

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

Stock-Based Compensation

We account for stock-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures (Restated)

Our current management, with the participation of our Interim Chief Executive Officer and current Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our current management, with the participation of our Interim Chief Executive Officer and current Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2014) on Form 10-K. Based upon that original evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014. However, due to the material weaknesses in internal control over financial reporting described below, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, and were not operating at the reasonable assurance level as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. However, as noted below, we are reviewing and implanting changes to our internal control over financial reporting to address the material weaknesses described below.

Limitation on Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well conceived, designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting (Revised)

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

Our current management, under the supervision of our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that a material weakness existed as of December 31, 2014 as described below. Weaknesses were identified in certain of the Company’s review controls. In addition, as a result of the Special Committee’s review (as described in the introduction to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), and the subsequent review undertaken by the Audit Committee of the Board of Directors and current management, certain adjustments were noted that were subsequently recorded by the Company with respect to (i) the 2013 fiscal year and fourth quarter thereof (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first and second quarters of 2015, to correct certain errors in accounting. The errors include (i) the classification of contractually obligated expenses, retail support and other costs as selling, general and administrative expenses, as opposed to netting such expenses against licensing or other revenue, as applicable, (ii) inadequate support for revenue recognition relating to certain license agreements, and (iii) inadequate estimation of accruals related to retail support for certain license agreements. These adjustments resulted, in large part, from the inadequate review control procedures at the Company. The Company will address the matters related to the first and second quarters of 2015 in amended Forms 10-Q with respect to these periods which will be filed with the SEC.

As a result of this material weakness, current management concluded that our internal control over financial reporting was not effective as of December 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our independent registered public accounting firm, BDO USA LLP (“BDO”), has reissued their report on our internal controls over financial reporting as of December 31, 2014. BDO’s reissued report appears in Part II, Item 9A of this Amendment No. 2 on Form 10-K/A.

Addressing the Material Weaknesses

The current management team, including the Interim Chief Executive Officer and Chief Financial Officer, are implementing expanded review and monitoring controls in 2015 to address these findings and the adjustments discussed above. We will test the ongoing operating effectiveness of the new controls in future periods. The material weaknesses cannot be considered addressed until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The foregoing has been approved by our management, including our Interim Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

The Audit Committee, which consists of independent, non-executive directors, meets regularly with management and the independent accountants to review accounting, reporting, auditing and internal control matters. The Audit Committee has direct and private access to external auditors. The Company reviewed the results of management’s assessment of its internal control over financial reporting with the Audit Committee of the Board of Directors and they agreed with the conclusions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

We have audited Iconix Brand Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Iconix Brand Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our report dated March 2, 2015, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Subsequent to March 2, 2015, Iconix Brand Group Inc identified material misstatements in its annual and quarterly consolidated financial statements for 2014, requiring restatement of such financial statements. Management revised its assessment of internal control over financial reporting due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatements. Accordingly, our opinion on the effectiveness of Iconix Brand Group, Inc.’s internal control over financial reporting as of December 31, 2014 expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to timely and adequately perform management review control functions has been identified and described in management’s revised assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements (as restated).

In our opinion, Iconix Brand Group, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 2, 2015, except for Notes 14 and 17, as to which the date is November 25, 2015, expressed an unqualified opinion thereon, but included an explanatory paragraph regarding the restatement of the 2013 and 2014 financial statements.

/s/ BDO USA LLP

New York, New York

March 2, 2015, except for the effects of the material weakness, which is November 25, 2015

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets—December 31, 2014 (restated) and 2013

•	Consolidated Income Statements for the years ended December 31, 2014 (restated), 2013 (restated) and 2012

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 (restated), 2013 and 2012

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 (restated), 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014 (restated), 2013 (restated) and 2012

•	Notes to Consolidated Financial Statements

2. The following financial statement schedules are included in this Annual Report:

•	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

•	Schedule for the years ended December 31, 2014 (restated), 2013 (restated) and 2012

•	Schedule II Valuation and qualifying accounts (restated)

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

ICONIX BRAND GROUP, INC.

Date: November 25, 2015	By:	/s/ F. Peter Cuneo
F. Peter Cuneo
Interim Chief Executive Officer

/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Numbers	Description

2.1	Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC (1) +

2.2	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC(2)+

2.3	Purchase Agreement dated as of April 26, 2010 by and among the Company, United Features Syndicate, Inc. and The E.W. Scripps Company (3) +

2.4	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC (4) +

2.5	Asset Purchase Agreement dated October 26, 2011 by and between the Company and Sharper Image Acquisition LLC(5)+

2.6	Asset Purchase Agreement dated October 24, 2012 by and among Iconix Brand Group, Inc., Umbro IP Holdings LLC, Iconix Luxembourg Holdings SÀRL, Umbro International Limited, Nike Global Services Pte. Ltd. and NIKE, Inc (6) +

3.1	Certificate of Incorporation, as amended(9)

3.2	Restated and Amended By-Laws(10)

4.1	Indenture, dated May 23, 2011, between the Company and The Bank of New York Mellon Trust, N.A.(11)

4.2	Global Note(11)

4.3	Base Indenture dated November 29, 2012(12)

4.4	Supplemental Indenture dated November 29, 2012(12)

4.5	Supplemental Indenture Series 2013-1 Supplement dated as of June 21, 2013(8)

4.6	Indenture 1.50% Convertible Senior Subordinated Notes Due 2018 dated as of March 18, 2013(39)

4.7	Global Note(39)

10.2	2000 Stock Option Plan of the Company(14)*

10.3	2001 Stock Option Plan of the Company(15)*

10.4	2002 Stock Option Plan of the Company(16)*

10.5	Non-Employee Director Stock Incentive Plan(17)*

10.6	401(K) Savings Plan of the Company(18)

10.7	Employment Agreement between Neil Cole and the Company dated January 28, 2008(7)*

10.8	Option Agreement of Neil Cole dated November 29, 1999(18)*

10.9	The Company’s 2006 Equity Incentive Plan and forms of options granted thereunder(19)*

10.10	Form of Restricted Stock Agreement for officers under the Company’s 2006 Equity Incentive Plan(20)*

10.11	Form of Restricted Stock Agreement for Directors under the Company’s 2006 Equity Incentive Plan(20)*

Exhibit Numbers	Description

10.12	Form of Option Agreement under the Company’s 1997 Stock Option Plan(21)*

10.13	Form of Option Agreement under the Company’s 2000 Stock Option Plan(21)*

10.14	Form of Option Agreement under the Company’s 2001 Stock Option Plan(21)*

10.15	Form of Option Agreement under the Company’s 2002 Stock Option Plan(21)*

10.16	Common Stock Purchase Warrant issued to UCC Consulting Corporation(22)

10.17	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company(23)

10.18	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole(24)*

10.19	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole(24)*

10.20	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices(24)

10.21	Iconix Brand Group, Inc. Executive Incentive Bonus Plan(25)

10.22	Agreement dated May 2008 between the Company and Neil Cole(26)*

10.23	Agreement dated December 24, 2008 between the Company and Neil Cole(27)*

10.24	Form of restricted stock agreement under the 2009 Equity Incentive Plan(28)*

10.25	Form of stock option agreement under the 2009 Equity Incentive Plan(28)*

10.26	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009(28)*

10.27	Restricted Stock Agreement with Warren Clamen dated September 22, 2009(28)*

10.28	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009(28)*

10.29	Employment Agreement dated February 26, 2009 between the Company and David Blumberg(29)*

10.30	Restricted Stock Agreement with David Blumberg dated September 22, 2009(29)*

10.31	Purchase Agreement, dated May 17, 2011, among Iconix Brand Group, Inc., Barclays Capital Inc. and Goldman, Sachs & Co.(11)

10.32	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.33	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company and Goldman, Sachs & Co.(11)

10.34	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.35	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Goldman, Sachs & Co.(11)

10.36	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.37	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Goldman, Sachs & Co.(11)

10.38	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

Exhibit Numbers	Description

10.39	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Goldman, Sachs & Co.(11)

10.40	Amendment to Employment Agreement between Neil Cole and the Company dated June 17, 2011(30)*

10.41	Restricted Stock Agreement dated June 17, 2011 between the Company and Neil Cole(31)*

10.42	Restricted Stock Performance Unit Agreement dated June 17, 2011 between the Company and Neil Cole(31)*

10.43	Employment Agreement Amendment dated October 7, 2011 between the Company and Warren Clamen(32)*

10.44	Employment Agreement Amendment dated October 7, 2011 between the Company and Andrew Tarshis(32)*

10.45	Revolving Credit Agreement dated as of November 22, 2011 among the Company, as Borrower, and the several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Syndication Agents, Barclays Bank PLC, as Documentation Agent, and Barclays Bank PLC, as Administrative Agent (33)

10.46	Guarantee and Collateral Agreement dated as of November 22, 2011 made by the Company and certain of its Subsidiaries in favor of Barclays Bank PLC, as Administrative Agent (33)

10.47	Employment Agreement dated March 5, 2012 between the Company and David Blumberg(34)*

10.48	Class A-1 Note Purchase Agreement dated November 29, 2012 by and among Registrant, Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, Barclays Bank PLC, as L/C Provider, Barclays Bank PLC as Swingline Lender and Barclays Bank PLC, as Administrative Agent (12)

10.49	Management Agreement dated November 29, 2012 by and among the Co-Issuers, Registrant and Citibank, N.A., as trustee(12)

10.50	Amendment to Employment Agreement entered into February 15, 2013 to be effective February 1, 2013 between the Company and David Blumberg (35) *

10.51	PSU Agreement dated February 15, 2013 between Iconix Brand Group, Inc. and David Blumberg(35)*

10.52	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Executive)(36)*

10.53	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-Executive)(36)*

10.54	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-employee Director)(36)*

10.55	Amended and Restated 2009 Equity Incentive Plan(36)*

10.56	Clawback policy form of Acknowledgement(36)*

10.57	Employment Agreement dated as of August 19, 2013 between the Company and Jason Schaefer(37)*

10.58	Employment Agreement Amendment dated as of March 18, 2014 between the Company and Seth Horowitz(38)*

10.59	Employment Agreement dated as of March 18, 2014 between the Company and Jeff Lupinacci(38)*

10.60	Purchase Agreement dated March 12, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc.(39)*

10.61	Confirmation of OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (39) *

10.62	Confirmation of Additional OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (39) *

10.63	Confirmation of OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (39) *

10.64	Confirmation of Additional OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (39) *

21	Subsidiaries of the Company++

23	Consent of BDO USA, LLP++

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002++

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002++

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002++

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002++

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 26, 2011 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 30, 2012 and incorporated by reference herein.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 21, 2013 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 6, 2012 and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 17, 2011 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 29, 2012 and incorporated by reference herein.
(13)	Intentionally omitted.
(14)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.
(16)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.
(17)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
(21)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.
(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.
(25)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.
(26)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.
(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 24, 2008 and incorporated by reference herein.
(28)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
(29)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.
(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 17, 2011 and incorporated by reference herein.
(31)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.
(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 7, 2011 and incorporated by reference herein.
(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 22, 2011 and incorporated by reference herein.
(34)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 5, 2012 and incorporated by reference herein.

(35)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and incorporated by reference herein.
(36)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 and incorporated by reference herein.
(37)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.

(38)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 18, 2014 and incorporated by reference herein.
(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 12, 2013 and incorporated by reference herein.
*	Denotes management compensation plan or arrangement
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Iconix Brand Group, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
**	Portions of this document have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was granted under Rule 24b-2 of the Securities Exchange Act of 1934.
++	Filed herewith.

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

The financial statements as of December 31, 2014 and for the years ended December 31, 2014 and 2013, have been restated to reflect adjustments relating to revenues and certain expenses as described in Note 17 of these financial statements. In addition, the Company has revised its segment disclosures, as described in Note 14.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iconix Brand Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report (revised) dated March 2, 2015, except for the material weakness which is November 25, 2015, expressed an adverse opinion thereon.

/s/ BDO USA, LLP

March 2, 2015, except for Notes 14 and 17, which is November 25, 2015

New York, New York

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2014 (Restated)	December 31, 2013
Assets
Current Assets:
Cash	$128,019	$278,789
Restricted cash	59,560	58,858
Accounts receivable	115,066	90,777
Deferred income tax assets	10,328	4,160
Other assets—current	66,781	38,424

Total Current Assets	379,754	471,008

Property and equipment:
Furniture, fixtures and equipment	22,704	21,197
Less: Accumulated depreciation	(14,946)	(12,360)

	7,758	8,837

Other Assets:
Other assets	63,334	33,214
Trademarks and other intangibles, net	2,024,541	1,955,644
Deferred financing costs, net	19,842	25,103
Investments and joint ventures	140,910	139,376
Goodwill	231,738	230,976

	2,480,365	2,384,313

Total Assets	$2,867,877	$2,864,158

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,762	$30,482
Deferred revenue	24,978	29,126
Current portion of long-term debt	61,123	61,250
Other liabilities—current	12,741	10,964

Total current liabilities	137,604	131,822

Deferred income tax liability	320,792	260,605
Long-term debt, less current maturities	1,332,954	1,366,069
Deferred revenue	—	724
Other liabilities	11,660	2,996

Total Liabilities	1,803,010	1,762,216

Redeemable non-controlling interest	14,224	—
Commitments and contingencies
Stockholders’ Equity
Common stock, $.001 par value; shares authorized 150,000; shares issued 79,263 and 77,048, respectively	79	77
Additional paid-in capital	948,714	910,145
Retained earnings	805,526	657,877
Accumulated other comprehensive income (loss)	(24,186)	16,486
Less: Treasury stock—31,310 and 25,920 shares at cost, respectively	(812,429)	(599,816)

Total Iconix Brand Group, Inc. Stockholders’ Equity	917,704	984,769

Non-controlling interest	132,939	117,173

Total Stockholders’ Equity	1,050,643	1,101,942

Total Liabilities, Redeemable Non-Controlling Interest, and Stockholders’ Equity	$2,867,877	$2,864,158

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Income Statements

(in thousands, except earnings per share data)

	Year Ended December 31, 2014 (Restated)	Year Ended December 31, 2013 (Restated)	Year Ended December 31, 2012
Licensing revenue	$394,157	$398,047	$341,685
Other revenue	45,840	32,579	12,133

Total revenue	439,997	430,626	353,818
Selling, general and administrative expenses	190,153	173,215	138,368

Operating income	249,844	257,411	215,450
Other expenses (income):
Interest expense	84,523	76,321	46,576
Interest and other income	(40,826)	(7,443)	(2,711)
Equity earnings on joint ventures	(17,030)	(12,129)	(10,887)

Other expenses—net	26,667	56,749	32,978
Income before income taxes	223,177	200,662	182,472
Provision for income taxes	59,641	58,075	58,963

Net income	$163,536	$142,587	$123,509
Less: Net income attributable to non-controlling interest	$14,693	$14,539	$14,101

Net income attributable to Iconix Brand Group, Inc.	$148,843	$128,048	$109,408

Earnings per share:
Basic	$3.07	$2.28	$1.57

Diluted	$2.59	$2.11	$1.52

Weighted average number of common shares outstanding:
Basic	48,431	56,281	69,689
Diluted	57,366	60,734	71,957

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2014 (Restated)	2013	2012
Net income	$163,536	$142,587	$123,509
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(40,672)	16,486	—
Change in fair value of cash flow hedge	—	—	483

Total other comprehensive income (loss)	(40,672)	16,486	483
Comprehensive income	$122,864	$159,073	$123,992

Less: comprehensive income attributable to non-controlling interest	14,693	14,539	14,101

Comprehensive income attributable to Iconix Brand Group, Inc.	$108,171	$144,534	$109,891

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total
	Shares	Amount
Balance at January 1, 2012	75,827	$76	$802,193	$420,421	$(483)	$(33,154)	$104,523	$1,293,576
Shares issued on exercise of stock options and warrants	267	1	756	—	—	—	—	757
Shares issued on vesting of restricted stock	311	—	—	—	—	—	—	—
Shares issued for earn-out on acquisition	144	—	—	—	—	—	—	—
Tax benefit of stock option exercises	—	—	1,495	—	—	—	—	1,495
Compensation expense in connection with restricted stock and stock options	—	—	11,491	—	—	—	—	11,491
Shares repurchased on the open market	—	—	—	—	—	(125,341)	—	(125,341)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(1,195)	—	(1,195)
Equity portion of convertible notes	—	—	—	—	—	—	—	—
Net cost of hedge on convertible notes	—	—	—	—	—	—	—	—
Net income	—	—	—	109,408	—	—	14,101	123,509
Change in fair value of cash flow hedge	—	—	—	—	483	—	—	483
Distributions to joint ventures	—	—	—	—	—	—	(9,039)	(9,039)
Non-controlling interest of acquired companies	—	—	—	—	—	—	4,104	4,104
Balance at January 1, 2013	76,549	$77	$815,935	$529,829	$—	$(159,690)	$113,689	$1,299,840
Shares issued on exercise of stock options and warrants	131	—	353	—	—	—	—	353
Shares issued on vesting of restricted stock	368	—	—	—	—	—	—	—
Purchase of minority interest in consolidated joint venture	—	—	17,246	—	—	—	—	17,246
Tax benefit of stock option exercises	—	—	1,193	—	—	—	—	1,193
Compensation expense in connection with restricted stock and stock options	—	—	20,018	—	—	—	—	20,018
Shares repurchased on the open market	—	—	—	—	—	(436,419)	—	(436,419)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(3,707)	—	(3,707)
Net income	—	—	—	128,048	—	—	14,539	142,587
Net cost of hedge on convertible notes	—	—	3,038	—	—	—	—	3,038
Foreign currency translation	—	—	—	—	16,486	—	—	16,486
Distributions to joint ventures	—	—	—	—	—	—	(8,290)	(8,290)
Non-controlling interest of acquired companies	—	—	—	—	—	—	(2,765)	(2,765)
Equity portion of convertible notes	—	—	52,362	—	—	—		52,362
Balance at January 1, 2014	77,048	$77	$910,145	$657,877	$16,486	$(599,816)	$117,173	$1,101,942
Shares issued on exercise of stock options and warrants	1,332	1	10,087	—	—	—	—	10,088
Shares issued on vesting of restricted stock	883	1	—	—	—	—	—	1
Tax benefit of stock option exercises	—	—	10,706	—	—	—	—	10,706
Compensation expense in connection with restricted stock and stock options	—	—	18,492	—	—	—	—	18,492
Shares repurchased on the open market	—	—	—	—	—	(193,434)	—	(193,434)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(19,179)	—	(19,179)
Change in redemption value of redeemable non-controlling interest	—	—	(716)	—	—	—	—	(716)
Net income	—	—	—	148,843	—	—	14,693	163,536
Foreign currency translation	—	—	—	—	(40,672)	—	—	(40,672)
Distributions to joint ventures	—	—	—	(1,193)	—	—	(10,455)	(11,648)
Non-controlling interest of acquired companies	—	—	—	—	—	—	11,528	11,528

Balance at December 31, 2014 (Restated)	79, 263	$79	$948,714	$805,526	$(24,186)	$(812,429)	$132,939	$1,050,643

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31, 2014 (Restated)	Year Ended December 31, 2013 (Restated)	Year Ended December 31, 2012
Cash flows from operating activities:
Net income	$163,536	$142,587	$123,509
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	2,605	2,702	2,784
Amortization of trademarks and other intangibles	4,530	7,428	5,528
Amortization of deferred financing costs	5,263	4,816	3,263
Amortization of convertible note discount	29,616	24,838	20,098
Stock-based compensation expense	18,492	20,018	11,492
Non-cash gain on re-measurement of equity investment	(37,893)	—	—
Provision for doubtful accounts	9,627	9,718	5,362
Earnings on equity investments in joint ventures	(17,030)	(12,129)	(10,887)
Distributions from equity investments	7,145	13,116	2,265
Gain on sale of securities	(342)	(5,395)	—
Gain on sale of trademarks	(45,840)	(32,579)	(12,133)
Deferred income tax provision	43,474	31,416	24,385
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(22,822)	3,730	(10,942)
Other assets—current	(14,449)	(4,491)	20,513
Other assets	(5,719)	(9,132)	11,889
Deferred revenue	(7,414)	6,102	(3,745)
Accounts payable and accrued expenses	29,742	407	13,543

Net cash provided by operating activities	162,521	203,152	206,924

Cash flows used in investing activities:
Purchases of property and equipment	(1,505)	(1,209)	(1,595)
Acquisition of interest in Buffalo	—	(76,500)	—
Acquisition of Lee Cooper	—	(66,667)	—
Acquisition of interest in Complex Media	—	(25,120)	—
Acquisition of interest in Marcy Media Holdings	—	(32,000)	—
Acquisition of interest in Latin America	(42,000)	—	—
Acquisition of interest in MG Icon	—	—	(4,000)
Acquisition of interest in NGX	(6,000)	—	—
Acquisition of interest in Hydraulic	(6,000)	—	—
Acquisition of interest in iBrands	(2,500)	—	—
Acquisition of Umbro	—	—	(225,000)
Acquisition of interest in Modern Amusement	—	—	(5,000)
Purchase of securities	(5,998)	—	—
Proceeds from sale of securities	6,341	5,395	—
Additional investments in joint ventures	—	(744)	(6,870)
Earn-out payment on acquisitions	—	—	(3,771)
Proceeds from sale of trademarks	24,915	41,866	2,000
Additions to trademarks	(915)	(8,372)	(633)

Net cash used in investing activities	(33,662)	(163,351)	(244,869)

Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(193,434)	(436,419)	(125,341)
Proceeds from long-term debt	—	392,000	750,000
Proceeds from sale of warrants	—	57,707	—
Payment for purchase of convertible note hedge	—	(84,106)	—
Payment of long-term debt	(62,856)	(95,113)	(491,765)
Deferred financing costs	—	(3,838)	(20,941)
Distributions to non-controlling interests	(11,648)	(8,290)	(9,039)
Payment of note payable to Purim	—	(3,000)	—
Acquisition of interest in IPH Unltd	—	(45,000)	—
Excess tax benefit from share-based payment arrangements	10,706	1,193	1,495
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(16,024)	(3,707)	(1,195)
Proceeds from exercise of stock options and warrants	10,088	353	757
Proceeds from Securitization	—	270,188	—
Restricted cash	(9,163)	(42,496)	4,929

Net cash provided by (used in) financing activities	(272,331)	(528)	108,900

Effect of exchange rate changes on cash	(7,298)	844	—
Net increase (decrease) in cash and cash equivalents	(150,770)	40,117	70,955

Cash and cash equivalents, beginning of year	278,789	238,672	167,717
Cash and cash equivalents, end of year	$128,019	$278,789	$238,672

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Supplemental disclosure of cash flow information:
Cash paid during the year:
Income taxes	$3,508	$20,054	$14,847
Interest	$48,224	$40,410	$16,043
Non-cash investing activities:
Sale of trademarks for notes receivable	$51,246	$15,763	$4,000
Non-cash financing activities:
Shares repurchased on the open market included in payable	$3,156	$—	$—
Acquisitions:
Common stock issued	$—	$—	$2,221

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

The Company’s brand portfolio includes Candie’s ®, Bongo ®, Badgley Mischka ®, Joe Boxer ®, Rampage ®, Mudd ® , London Fog ® , Mossimo ® , Ocean Pacific/OP ® , Danskin /Danskin Now ® , Rocawear ® /Roc Nation ® , Cannon ® , Royal Velvet ® , Fieldcrest ® , Charisma ® , Starter ® , Waverly ® , Ecko Unltd ® /Mark Ecko Cut & Sew ® , Zoo York ® , Sharper Image ® , Umbro ® and Lee Cooper ® ; and interest in Artful Dodger ® , Material Girl ® , Peanuts ® , Ed Hardy ® , Truth or Dare ® , Billionaire Boys Club ® , Ice Cream ® , Modern Amusement ® , Buffalo ® , Nick Graham ® and Hydraulic ® .

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

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and, in accordance with U.S. GAAP and accounting for variable interest entities and majority owned subsidiaries, the Company consolidates eight joint ventures (Scion, Peanuts Holdings, Hardy Way, Icon Modern Amusement, Alberta ULC, Iconix Europe, Hydraulic IP Holdings and NGX, LLC; see Note 3 for explanation). All significant intercompany transactions and balances have been eliminated in consolidation. The Company uses either the equity method or the cost method of accounting, depending on a variety of factors as set forth in Accounting Standards Codification (“ASC”) 323—Investments (“ASC 323”) and ASC 810—Consolidation (“ASC 810”), to account for those investments and joint ventures which are not required to be consolidated under U.S. GAAP.

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

One customer accounted for 12% of the Company’s total revenue for the year ended December 31, 2014 (“FY 2014”), 13% of the Company’s total revenue for the year ended December 31, 2013 (“FY 2013”), and 17% of the Company’s total revenue for the year ended December 31, 2012 (“FY 2012”).

Accounts Receivable

Accounts receivable are reported at amounts the Company expects to be collected, net of provision for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s payment history and account aging. As of December 31, 2014 and 2013, the Company’s provision for doubtful accounts was $8.7 million and $12.1 million, respectively.

One customer accounted for approximately 15% of the Company’s accounts receivable, (which includes long-term accounts receivables included in other assets on the Company’s consolidated balance sheets) as of December 31, 2014. For the year ended December 31, 2013 no licensee accounted for over 10% of the Company’s accounts receivable.

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

Other Assets-Current

	December 31, 2014 (Restated)	December 31 2013
Other assets- current consisted of the following:
Short-term receivable- Beagle note receivable	$2,085	$2,188
Notes receivables from joint venture partners	24,219	10,413
Prepaid advertising	6,633	5,312
Prepaid expenses	724	294
Prepaid taxes	26,448	10,182
Prepaid insurance	439	589
Due from related parties	3,331	6,106
Other current assets	2,902	3,340

Total	$66,781	$38,424

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

Other Liabilities—Current

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

In addition, from time to time, we sell a brand’s territories and/or categories through joint venture transactions which is a central and ongoing part of our business. Since our goal is to maximize the value of the IP, we evaluate sale opportunities by comparing whether the offer is more valuable than the current and potential revenue stream in the Company’s traditional licensing model. Further, as part of the Company’s evaluation process, it will also look at whether or not the buyer’s future development of the brand could help expand the brands global recognition and revenue. The Company considers, among others, the following guidance in determining the appropriate accounting for gains recognized from the initial sale of our brands/trademarks to our joint ventures: ASC 323, Investments-Equity Method and Joint Venture, ASC 605, Revenue Recognition, ASC 810, Consolidations, ASC 845, Nonmonetary Transactions—Exchanges Involving Monetary Consideration and Staff Accounting Bulletin No. 104.

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

Advertising Campaign Costs

All costs associated with production for the Company’s national advertising campaigns are expensed during the periods when the activities take place. All other advertising costs such as print and online media are expensed when the advertisement occurs. Advertising expenses for FY 2014, FY 2013 and FY 2012 amounted to $29.5 million, $25.8 million, and $21.4 million, respectively.

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

Presentation of Prior Year Data

Certain reclassifications have been made to conform prior year data to the current presentation.

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		December 31, 2014		December 31, 2013
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite life trademarks and copyrights	Indefinite	$2,012,333	$—	$1,939,534	$—
Definite life trademarks	10-15	19,629	10,985	19,622	9,531
Non-compete agreements	2-15	940	450	940	215
Licensing contracts	1-9	24,323	21,249	23,979	18,685

		$2,057,225	32,684	$1,984,075	$28,431

Trademarks and other intangibles, net			$2,024,541		$1,955,644

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

Joint Ventures/Equity Method Investees

The following joint ventures are recorded using the equity method of accounting:

Iconix Middle East Joint Venture

In December 2014, the Company formed Iconix MENA (“Iconix Middle East”) a wholly owned subsidiary of the Company and contributed to it substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “Middle East Territory”). Shortly thereafter, Global Brands Group Asia Limited (“GBG”), purchased a 50% interest in Iconix Middle East for approximately $18.8 million. GBG paid $6.3 million in cash upon the closing of the transaction and committed to pay an additional $12.5 million over the 24-month period following closing. As a result of this transaction, the Company recorded a gain of $7.2 million in FY 2014 for the difference between the consideration (cash and notes receivable) received by the Company less $3.1 million of expenses related to its diligence and market analysis in the Iconix Middle East Territory incurred by the Company as part of this transaction which were deducted from the gain due to lack of evidence of fair value of such expenses, and the book value of the brands contributed to the joint venture. As of December 31, 2014, of the $12.3 million, net of discount for present value, remaining due to the Company from GBG, approximately $6.3 million is included in other assets—current and $6.0 million is included in other assets on the consolidated balance sheet.

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

Agreed Value—Five-Year Put/Call: (i) Percentage of Iconix Middle East owned by GBG, multiplied by (ii) 5.5, multiplied by (iii) aggregate royalty generated by Iconix Middle East for the year ending December 31, 2019; provided, however, that such Agreed Value cannot be less than $12,000,000.

Agreed Value—Eight-Year Put/Call: (i) Percentage of Iconix Middle East owned by GBG, multiplied by (b) 5.5, multiplied by (iii) aggregate royalty generated by Iconix Middle East for the year ending December 31, 2022; provided, however, that the Agreed Value cannot be less than $12,000,000.

The Company serves as Iconix Middle East’s administrative manager, responsible for arranging for or providing back-offices services, including legal maintenance of trademarks (e.g. renewal of trademark registrations) for the brands in respect of Iconix Middle East Territory. Further Iconix Middle East has access to general brand marketing materials prepared and owned by the Company to refit for use by the joint venture in marketing brands in the Middle East Territory. GBG serves as Iconix Middle East’s local manager, responsible for providing market experience in respect of the applicable territory, managing the joint venture on a day-to-day basis (other than back-office services), identifying potential licensees and assisting the Company in enforcement of license agreements in respect of the applicable territory. The Company receives a monthly fee in connection with the performance of its services as administrative manager in an amount equal to 5% of Iconix Middle East’s gross revenue collected in the prior month (other than in respect of the Umbro and Lee Cooper brands). GBG receives a monthly fee in connection with the performance of its services as local manager in an amount equal to 15% of Iconix Middle East’s gross revenue collected in the prior month (other than in respect of the Umbro and Lee Cooper brands). In addition, following the closing of GBG’s purchase of 50% of Iconix Middle East, GBG received from the Company $3.1 million for expenses related to its diligence and market analysis in the Iconix Middle East Territory, which was deducted from the gain included in other revenue in the consolidated income statement for the year ended December 31, 2014.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and GBG, that Iconix Middle East is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

LC Partners U.S.

In March 2014, the Company formed LC Partners US, LLC (“LCP”), a wholly-owned subsidiary of the Company, and contributed to it substantially all its rights to the Lee Cooper brand in the US through an agreement with LCP. Shortly thereafter, Rise Partners, LLC (“Rise Partners”), purchased a 50% interest in LCP for $4.0 million, of which $0.8 million in cash was received during FY 2014, with the remaining $3.2 million to be paid in four equal annual installments on the first through the fourth anniversaries of the closing date. As of December 31, 2014, of the $3.2 million remaining due to the Company, approximately $0.8 million is included in other assets—current and $2.4 million is included in other assets on consolidated balance sheet.

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

Put Option: For the 30 day period following (x) a change of control of the Company occurring prior to December 31, 2019; and (y) December 31, 2019, if Rise Partners has paid the purchase price for its interest in LCP in full, Rise Partners may deliver a put notice to the Company for the Company’s purchase of all the equity in LCP held by Rise Partners at a purchase price in cash equal to the greater of: (i) $4.0 million and (ii) an amount equal to (x) 5, multiplied by (y) the product of (1) 0.10 and (2) the amount of net wholesale sales of applicable Lee Cooper branded product sold in the US for the annual period ending December 31, 2019.

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

Iconix Southeast Asia Joint Venture

In October 2013, the Company formed Iconix SE Asia Limited (“Iconix SE Asia”), a wholly owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Indonesia, Thailand, Malaysia, Philippines, Singapore, Vietnam, Cambodia, Laos, Brunei, Myanmar, and East Timor (the “South East Asia Territory”). Shortly thereafter, GBG (f/k/a Li + Fung Asia Limited) purchased a 50% interest in Iconix SE Asia for approximately $12.0 million. GBG paid $7.5 million in cash upon the closing of the transaction and committed to pay an additional $4.5 million over the 24-month period following closing. As a result of this transaction, the Company recorded a gain of $2.7 million for FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company, $2.0 million of consulting costs incurred by the Company as part of this transaction which were deducted from the gain due to lack of evidence of fair value of such consulting costs, and the book value of the brands contributed to the joint venture.

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

As of December 31, 2014, of the aggregate $28.9 million, net of discount for present value, remaining due to the Company from GBG for the above transactions, $11.5 million is included in other assets—current and $17.4 million is included in other assets on the consolidated balance sheet.

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

Agreed Value—Five-Year Put/Call: (i) Percentage of Iconix SE Asia owned by GBG, multiplied by (ii) 5.5, multiplied by (iii) the greater of the aggregate royalty generated by Iconix SE Asia in respect of the Europe/Turkey Rights, South East Asia Territory Rights and/or Korea Rights (as applicable) for the year ending December 31, 2015 and the year ending December 31, 2018; provided, that the Agreed Value attributable to the Europe/Turkey Rights shall not be less than $7.6 million, plus (iv) in the case of a Full Exercise (i.e., and exercise of all of the Europe/Turkey Rights, South East Asia Territory Rights and Korea Rights), the amount of cash in Iconix SE Asia at such time.

Agreed Value—Eight-Year Put/Call: (i) Percentage of Iconix SE Asia owned by GBG, multiplied by (ii) 5.5, multiplied by (iii) the greater of the aggregate royalty generated by Iconix SE Asia in respect of the Europe/Turkey Rights, South East Asia Territory Rights and/or Korea Rights (as applicable) for the year ending December 31, 2018 and the year ending December 31, 2021; provided, that the Agreed Value attributable to the Europe/Turkey Rights shall not be less than $7.6 million, plus (iv) in the case of a Full Exercise (i.e., and exercise of all of the Europe/Turkey Rights, South East Asia Territory Rights and Korea Rights), the amount of cash in Iconix SE Asia at such time.

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

Agreed Value – Five-Year Put/Call: (i) Percentage of Iconix SE Asia owned by GBG, multiplied by (ii) 5.5, multiplied by (iii) the greater of the aggregate royalty generated by Iconix SE Asia in respect of the Greater China Territory Rights for the year ending December 31, 2015 and the year ending December 31, 2019; provided, that the Agreed Value attributable to the Greater China Territory Rights shall not be less than $15,500,000, plus (iv) in the case of a Full Exercise, the lesser of the (x) the amount of cash in Iconix SE Asia after payment of the Greater China Territory Rights Put/Call Distribution (as described below) and (y) the maximum amount of distributions allowed by applicable law.

Agreed Value – Eight-Year Put/Call: (i) Percentage of Iconix SE Asia owned by GBG, multiplied by (ii) 5.5, multiplied by (iii) greater of aggregate royalty generated by Iconix SE Asia in respect of the Greater China Territory Rights for the year ending December 31, 2019 and the year ending December 31, 2022; provided, that the Agreed Value attributable to the Greater China Territory Rights in respect of the eight year put/call shall not be less than the Agreed Value would have been if the five year put/call had been exercised, plus (iv) in the case of a Full Exercise, the lesser of the (x) the amount of cash in Iconix SE Asia after payment of the Greater China Territory Put/Call Distribution (as described below) and (y) the maximum amount of distributions allowed by applicable law.

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

At inception and closing of each of the June 2014 and September 2014 transactions, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and GBG, that Iconix SE Asia is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Israel Joint Venture

In November 2013, the Company formed Iconix Israel. LLC (“Iconix Israel”), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) through an agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million in cash upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As a result of this transaction, the Company recorded a gain of $2.3 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture, which was included in other revenue in FY 2013. As of December 31, 2014, of the $1.6 million remaining due to the Company from MGS, approximately $0.8 million is included in other assets—current and $0.8 million is included in other assets on the consolidated balance sheet.

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

Iconix Canada Joint Venture

In June 2013, the Company formed Iconix Canada L.P. (“Ico Canada”) and Ico Brands L.P. (“Ico Brands” and, together with Ico Canada, collectively, “Iconix Canada”), as wholly-owned indirect subsidiaries of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Canada (the “Canada Territory”) through agreements with the Iconix Canada partnerships. Shortly thereafter through their acquisitions of limited partnership and general partnership interests, Buffalo International ULC and BIU Sub Inc. purchased 50% interests in the Iconix Canada partnerships for $17.8 million in the aggregate, of which approximately $8.9 million in the aggregate, was paid in cash upon closing of these transactions in June 2013, and the remaining $8.9 million of which are notes payable to the Company to be paid, as amended, over the five year period following the date of closing, with final payment in June 2018. As a result of these transactions, the Company recognized a gain of approximately $9.8 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint ventures. As of December 31, 2014, of the $8.9 million note receivable, approximately $3.0 million is included in other assets – current and $5.9 million is included in other assets on the consolidated balance sheet.

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

Iconix India Joint Venture

In June 2013, the Company formed Imaginative Brand Developers Private Limited (“Iconix India), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in India through an agreement with Iconix India. Shortly thereafter Reliance Brands Limited (“Reliance”), an affiliate of the Reliance Group, purchased a 50% interest in Iconix India for $6.0 million of which approximately $2.0 million was paid in cash upon the closing of this transaction and the remaining $4.0 million of which is a note, to be paid over a 48- month period following closing. As a result of this transaction, the Company recognized a gain of approximately $5.6 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture. Additionally, pursuant to the terms of the transaction, the Company and Reliance each agreed to contribute 100 million Indian rupees (approximately $2.0 million) to Iconix India only upon the future mutual agreement of the parties, of which 25 million Indian rupees (approximately $0.5 million) was contributed at closing.

As of December 31, 2014, of the $3.0 million note receivable, approximately $1.0 million is included in other assets – current and $2.0 million is included in other assets on the consolidated balance sheet.

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

Cost Method Investments

The following investments are carried at cost:

Marcy Media Holdings, LLC

In July 2013, the Company purchased a minority interest in Marcy Media Holdings, LLC (“MM Holdings”), resulting in the Company’s indirect ownership of a 5% interest in Roc Nation, LLC for $32 million. At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company that MM Holdings is not a variable interest entity and not subject to consolidation. As the Company does not have significant influence over MM Holdings, its investment has been recorded under the cost method of accounting.

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

4. Other Revenue

The following table details transactions comprising other revenue in the consolidated income statements:

	December 31,	December 31,	December 31,
	2014 (Restated)	2013 (Restated)	2012
LC Partners US	$3,971	$	$
Sharper Image—Ecommerce/Domain Name(1)	7,787
Iconix SE Asia—June 2014	8,251
Iconix SE Asia—September 2014	18,652
Iconix Middle East	7,179
Iconix Canada		9,769
Iconix Australia		5,140
Other		2,671
Iconix Israel		2,350
Iconix SE Asia—October 2013		2,649
Umbro—Korea(2)		10,000
Iconix India			5,631
OP Japan(3)			6,502

Total other revenue	$45,840	$32,579	$12,133

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

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the“2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of December 31, 2014, the balance of deferred income tax assets related to this transaction was approximately $5.9 million.

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

Pre-tax book income for FY 2014, FY 2013 and FY 2012 were as follows:

	FY 2014 (Restated)	FY 2013	FY 2012
Domestic	$148,296	$149,988	$178,451
Foreign	74,881	50,674	4,021

Total pre-tax income	$223,177	$200,662	$182,472

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated income statements consists of the following:

	Year Ended December 31, 2014 (Restated)	Year Ended December 31, 2013	Year Ended December 31, 2012
Current:
Federal	$1,511	$8,817	$31,109
State and local	1,500	1,524	575
Foreign	13,153	16,318	2,894

Total current	16,164	26,659	34,578
Deferred:
Federal	39,061	30,350	25,040
State and local	3,996	630	(655)
Foreign	423	436	—

Total deferred	43,474	31,416	24,385

Total provision	$59,641	$58,075	$58,963

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

The significant components of net deferred tax assets of the Company consist of the following:

	December 31,
	2014 (Restated)	2013
State net operating loss carryforwards	$11,205	$11,205
Receivable reserves	5,046	4,282
Hedging transaction	25,183	34,957
Intangibles	2,535	3,350
Equity compensation	14,858	14,757
Foreign Tax Credit	5,262	—
Other	2,096	—

Total deferred tax assets	66,185	68,551

Valuation allowance	(11,205)	(11,205)

Net deferred tax assets	54,980	57,346

Trademarks, goodwill and other intangibles	(257,677)	(213,720)
Depreciation	(1,055)	(1,404)
Difference in cost basis of acquired intangibles	(49,441)	(49,000)
Convertible notes	(28,003)	(37,251)
Investment in joint ventures	(28,841)	(10,740)
Other accruals	(427)	(1,676)

Total deferred tax liabilities	(365,444)	(313,791)

Total net deferred tax liabilities	$(310,464)	$(256,445)

Balance Sheet detail on total net deferred tax assets (liabilities):
Current portion of net deferred tax assets	$10,328	$4,160

Non-current portion of net deferred tax liabilities	$(320,792)	$(260,605)

The following is a rate reconciliation between the amount of income tax provision at the Federal rate of 35% and provision for (benefit from) taxes on operating profit (loss):

	Year ended December, 31
	2014 (Restated)	2013	2012
Income tax provision computed at the federal rate of 35%	$78,112	$70,232	$63,865
Increase (reduction) in income taxes resulting from:
State and local income taxes (benefit), net of federal income tax	3,090	991	(53)
Non-controlling interest	(6,040)	(5,940)	(4,535)
Non-deductible executive compensation	1,018	727	266
Foreign Earnings (rate differential)	(17,255)	(8,209)	(1,013)
Other, net	716	274	433

Total	$59,641	$58,075	$58,963

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

14. Segment and Geographic Data

The Company identifies its operating segments according to how business activities are managed and evaluated: men’s, women’s, home, entertainment and corporate. Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported. The information below has been revised from previously published financial statements in which the Company had formerly identified only one reporting segment.

The geographic regions consist of the United States, Japan and Other (which principally represent Latin America and Europe). Revenues attributable to each region are based on the location in which licensees are located and where they principally do business.

Reportable data for the Company’s operating segments were as follows:

	FY 2014 (Restated)	FY 2013 (Restated)	FY 2012
Licensing and other revenue by segment:
Men’s	$98,910	$143,916	$99,093
Women’s	148,482	138,262	120,743
Home	43,694	40,920	40,527
Entertainment	103,071	74,949	81,322
Corporate	45,840	32,579	12,133

	$439,997	$430,626	$353,818

Operating income (loss):
Men’s	$51,728	$97,448	$74,040
Women’s	124,681	118,454	105,036
Home	34,926	35,435	34,122
Entertainment	31,018	21,319	23,613
Corporate	7,491	(15,245)	(21,361)

	$249,844	$257,411	$215,450

Licensing and other revenue by category:
Direct-to-retail license	$156,848	$147,846	$150,245
Wholesale licenses	183,291	225,186	165,082
Other licenses	54,018	25,015	26,358
Other revenue	45,840	32,579	12,133

	$439,997	$430,626	$353,818

Licensing and other revenue by geographic region:
United States	$282,936	$292,619	$273,903
Japan	31,048	29,734	36,432
Other(1)	126,013	108,273	43,483

	$439,997	$430,626	$353,818

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

15. Consolidated Interim Financial Information (Unaudited)

Consolidated financial information FY 2014 (Restated) and FY 2013 (Restated) is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2014(1)
Licensing revenue	$111,652	$96,071	$91,612	$94,822
Other revenue	3,971	16,038	18,680	7,151
Operating income	67,859	68,254	63,414	50,317
Net income attributable to Iconix Brand Group, Inc.	59,718	31,162	33,684	24,279
Basic earnings per share	$1.21	0.64	0.70	0.51
Diluted earnings per share	1.03	0.53	0.58	0.45
FY 2013(2)
Licensing revenue	$105,062	$105,356	$99,135	$88,265
Other revenue	—	9,769	8,040	14,999
Operating income	66,236	71,514	61,470	58,191
Net income attributable to Iconix Brand Group, Inc.	34,189	38,716	28,997	26,146
Basic earnings per share	$0.53	$0.69	$0.54	$0.51
Diluted earnings per share	$0.51	$0.66	$0.50	$0.44

(1)	FY 2014 (Restated): Other revenue includes a net gain of approximately $4.0 million related to the Iconix LC Partners U.S. transaction in the first quarter, a net gain of approximately $8.3 million and $18.7 million related to additional Iconix SE Asia transactions in the second and third quarter, respectively, a net gain of $7.8 million on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark in the second quarter, and net gain of $7.2 million related to the Iconix Middle East transaction in the fourth quarter. See Note 3 for a description of these transactions. Included in net income attributable to Iconix Brand Group, Inc is a non-cash pre-tax re-measurement gain of approximately $37.9 million related to the purchase of the remaining interest in Iconix Latin America in the first quarter.
(2)	FY 2013 (Restated): Other revenue includes a net gain of approximately $9.8 million related to the Iconix Canada transaction in the second quarter, a net gain of approximately $5.1 million related to the Iconix Australia transaction in the third quarter, and net gains of $2.7 million, $2.3 million, and $10.0 million related to the Iconix SE Asia, Iconix Israel and Umbro Korea transactions, respectively, in the fourth quarter. See Note 3 for a description of these transactions.

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

17. Restatement

As previously discussed, a Special Committee of the Company’s Board of Directors, along with the Special Committee’s independent legal and accounting advisors, has been conducting a review of the accounting treatment related to certain of the Company’s transactions. The advisors have presented their analysis and conclusions to the Special Committee and to the Company’s current management team. The Special Committee has now completed the review.

Based on the Special Committee’s review and additional review by the Company’s Audit Committee and current management team, the Board of Directors, Audit Committee and the Company’s current management team concluded that the Company would restate its historical financial statements in respect of (i) the fourth quarter and 2013 fiscal year, (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first and second quarters of 2015 (collectively, the “Restatement Periods”), to correct certain errors in accounting. Restatements related to FY 2014 and FY 2013 are incorporated and reflected in this Amendment No. 2 on Form 10-K/A.

These restatements include the correction of errors regarding (i) the classification of contractually obligated expenses, retail support and other costs as selling, general and administrative expenses, as opposed to netting such expenses against licensing or other revenue, as applicable, (ii) inadequate support for revenue recognition relating to certain license agreements, and (iii) inadequate estimation of accruals related to retail support for certain license agreements.

Adjustments to the Company’s previously reported consolidated statements of income and comprehensive income are identified in the tables below:

	Year Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated
Licensing revenue	$406,940	$(12,783)	$394,157
Other revenue	54,303	(8,463)	45,840

Total revenue	461,243	(21,246)	439,997
Selling, general and administrative expenses	205,410	(15,257)	190,153

Operating income	255,833	(5,989)	249,844

Income before taxes	229,166	(5,989)	223,177
Provision for income taxes	61,737	(2,096)	59,641

Net income	$167,429	$(3,893)	$163,536

Net income attributable to Iconix Brand Group, Inc.	$152,736	$(3,893)	$148,843

Earnings per share:
Basic	$3.15	($0.08)	$3.07

Diluted	$2.66	($0.07)	$2.59

Comprehensive income	$126,757	$(3,893)	$122,864

Comprehensive income attributable to Iconix Brand Group, Inc.	$112,064	$(3,893)	$108,171

	Year Ended December 31, 2013
(in 000’s)	As Previously Reported	Adjustments	As Restated
Other revenue	$34,579	$(2,000)	$32,579
Total revenue	432,626	(2,000)	430,626
Selling, general and administrative expenses	175,215	(2,000)	173,215

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

The audits referred to in our report dated March 2, 2015, except for Note 14 and Note 17, which is November 25, 2015, relating to the consolidated financial statements of Iconix Brand Group, Inc. and Subsidiaries, which is contained in Item 8 and Item 15(a) of this Form 10-K also included the audit of the financial statement schedule (restated) listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA LLP
March 2, 2015, except for Note 17 of the audited consolidated financial statements, which is November 25, 2015
New York, New York

Schedule II - Valuation and Qualifying Accounts

Iconix Brand Group, Inc. and Subsidiaries

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Reserves and allowances deducted from asset accounts:
Accounts Receivables(a):
Year ended December 31, 2014 (Restated)	$12,140	$9,627	$(13,029)	$8,738
Year ended December 31, 2013	$11,994	$9,718	$(9,572)	$12,140
Year ended December 31, 2012	$6,632	$5,362	$—	$11,994

(a)	These amounts include reserves for bad debts.

Restated Quarterly Financial Statements (Unaudited)

Restated Unaudited Financial Statements for the Quarterly Period Ended March 31, 2014

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheet

(in thousands, except par value)

March 31, 2014
(Restated)
Assets
Current Assets:
Cash and cash equivalents	$152,099
Restricted cash—current	57,258
Accounts receivable, net	117,800
Deferred income tax assets	4,511
Other assets—current	27,030

Total Current Assets	358,698

Property and equipment:
Furniture, fixtures and equipment	21,518
Less: Accumulated depreciation	(13,060)

8,458

Other Assets:
Other assets	36,810
Trademarks and other intangibles, net	2,064,174
Deferred financing costs, net	23,700
Investments and joint ventures	122,038
Goodwill	232,091

2,478,813

Total Assets	$2,845,969

Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,430
Deferred revenue	39,374
Current portion of long-term debt	61,250
Other liabilities—current	7,000

Total current liabilities	136,054

Deferred income tax liability	283,330
Long-term debt, less current maturities	1,357,834
Deferred revenue, net of current portion	—
Other liabilities	12,538

Total Liabilities	1,789,756

Redeemable Non-Controlling Interest	13,687
Commitments and contingencies
Stockholders’ Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 77,877	78
Additional paid-in capital	915,240
Retained earnings	717,595
Accumulated other comprehensive loss	16,198
Less: Treasury stock – 29,093 shares at cost	(722,809)

Total Iconix Brand Group, Inc. Stockholders’ Equity	926,302

Non-controlling interest	116,224

Total Stockholders’ Equity	1,042,526

Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,845,969

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2014 (Restated)	2013
Licensing revenue	$111,652	$105,062
Other revenue	3,971	—

Total revenue	115,623	105,062
Selling, general and administrative expenses	47,764	38,826

Operating income	67,859	66,236
Other (income) expenses:
Interest expense	21,156	14,195
Interest and other income	(38,494)	(328)
Equity earnings on joint ventures	(3,122)	(1,936)

Other (income) expenses—net	(20,460)	11,931
Income before income taxes	88,319	54,305
Provision for income taxes	25,527	15,031

Net income	$62,792	$39,274
Less: Net income attributable to non-controlling interest	$3,074	$5,085

Net income attributable to Iconix Brand Group, Inc.	$59,718	$34,189

Earnings per share:
Basic	$1.21	$0.53

Diluted	$1.03	$0.51

Weighted average number of common shares outstanding:
Basic	49,522	64,208

Diluted	58,051	66,692

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2014 (Restated)	2013
Net income	$62,792	$39,274
Other comprehensive loss:
Foreign currency translation	(288)	(11,434)
Total other comprehensive loss	(288)	(11,434)

Comprehensive income	$62,504	$27,840
Less: comprehensive income attributable to non-controlling interest	3,074	5,085

Comprehensive income attributable to Iconix Brand Group, Inc.	$59,430	$22,755

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2014

(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2014	77,048	$77	$910,145	$657,877	$16,486	$(599,816)	$117,173	$1,101,942
Shares issued on exercise of stock options and warrants	125	—	1,861	—	—	—	—	1,861
Shares issued on vesting of restricted stock	704	1	—	—	—	—	—	1
Tax benefit of stock option exercises	—	—	898	—	—	—	—	898
Compensation expense in connection with restricted stock and stock options	—	—	2,515	—	—	—	—	2,515
Shares repurchased on the open market	—	—	—	—	—	(109,422)	—	(109,422)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(13,571)	—	(13,571)
Change in redemption value of redeemable non-controlling interest	—	—	(179)	—	—	—	—	(179)
Net income	—	—	—	59,718	—	—	3,074	62,792
Foreign currency translation	—	—	—	—	(288)	—	—	(288)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(4,023)	(4,023)

Balance at March 31, 2014 (Restated)	77,877	$78	$915,240	$717,595	$16,198	$(722,809)	$116,224	$1,042,526

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash flows from operating activities:
Net income	$62,792	$39,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	695	615
Amortization of trademarks and other intangibles	1,495	1,874
Amortization of deferred financing costs	1,403	832
Amortization of convertible note discount	7,078	3,614
Stock-based compensation expense	2,515	1,895
Non-cash gain on re-measurement of equity investment	(37,893)	—
Provision for doubtful accounts	1,000	1,100
Earnings on equity investments in joint ventures	(3,122)	(1,936)
Distributions from equity investments	997	2,102
Gain on sale of trademarks	(3,971)	—
Deferred income tax provision	19,705	7,001
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(8,918)	(27,233)
Other assets—current	4,001	(1,484)
Other assets	(7,766)	1,866
Deferred revenue	5,694	13,981
Accounts payable, accrued expenses and other liabilities	7,040	12,111

Net cash provided by operating activities	52,745	55,612

Cash flows used in investing activities:
Purchases of property and equipment	(315)	(117)
Acquisition of interest in Buffalo	—	(76,500)
Acquisition of Lee Cooper	—	(66,667)
Acquisition of interest in Iconix Latin America	(42,000)	—
Proceeds from sale of trademarks	995	7,300
Additional investments in joint ventures	(22)	(37)
Additions to trademarks	(213)	(81)

Net cash used in investing activities	(41,555)	(136,102)

Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(109,422)	(158,922)
Proceeds from long-term debt	—	392,000
Proceeds from sale of warrants	—	57,707
Payment for purchase of convertible note hedge	—	(84,106)
Payment of long-term debt	(15,313)	(2,500)
Deferred financing costs	—	(113)
Distributions to non-controlling interest holders	(4,023)	(212)
Excess tax benefit from share-based payment arrangements	898	—
Shares repurchased on vesting of restricted stock and exercise of stock options	(13,571)	(2,086)
Proceeds from exercise of stock options and warrants	1,861	122
Restricted cash—current	1,600	(45,172)

Net cash provided by (used in) financing activities	(137,970)	156,718

Effect of exchange rate changes on cash	90	(161)
Net (decrease) increase in cash and cash equivalents	(126,690)	76,067

Cash and cash equivalents, beginning of period	278,789	238,672

Cash and cash equivalents, end of period	$152,099	$314,739

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash paid during the period:
Income taxes	$7	$3,740
Interest	$11,931	$1,093

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Amendment No. 2 on Form 10-K/A included herein.

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		March 31, 2014
(000’s omitted)	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization
Indefinite life trademarks and copyrights	Indefinite	$2,048,859	$—
Definite life trademarks	10-15	19,625	9,895
Non-compete agreements	2-15	940	274
Licensing contracts	1-9	24,676	19,757

		$2,094,100	$29,926

Trademarks and other intangibles, net			$2,064,174

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

Iconix Israel Joint Venture

In November 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) to Iconix Israel LLC (“Iconix Israel”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As a result of this transaction, the Company recorded a gain of $2.3 million, which was included in other revenue in FY 2013. As of March 31, 2014, of the $2.2 million remaining due to the Company from MGS, approximately $0.8 million is included in other assets – current and $1.4 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

As a result of this transaction, the Company recorded a gain of $2.7 million for the difference between the consideration (cash and notes receivable) received by the Company, $2.0 million of consulting costs incurred by the Company as part of this transaction which were deducted from the gain due to lack of evidence of fair value of such consulting costs, and the book value of the brands contributed to the joint venture, which was included in other revenue in FY 2013. As of March 31, 2014, of the $4.5 million remaining due to the Company from LF Asia, $3.5 million is included in other assets—current and $1.0 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

Iconix Canada Joint Venture

In June 2013, the Company contributed substantially all economic rights to its brands in Canada to Iconix Canada L.P. and ICO Brands L.P. (together with general partner 8560854 Canada, Inc., “Iconix Canada”), each then a newly formed joint venture with BII and its subsidiaries. In consideration for its aggregate 50% interest in Iconix Canada, BII agreed to pay $17.7 million in cash to the Company, of which approximately $8.9 million was paid upon closing of this transaction in June 2013, the remaining $8.8 million of which is a note payable to the Company to be paid over three years from the date of closing, with final payment in June 2016. Of the $8.2 million note receivable at March 31, 2014, approximately $2.9 million is included in other assets – current, the remaining $5.3 million of which is included in other assets on the unaudited condensed consolidated balance sheet. As a result of this transaction, the Company recognized a gain of approximately $9.8 million which is included in licensing and other revenue on the consolidated income statement for FY 2013.

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

March 31, 2014
(000’s omitted)	Carrying Amount
Long-term debt, including current portion	$1,419,084

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

5. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

(000’s omitted)	March 31, 2014
Senior Secured Notes	$821,575
1.50% Convertible Notes	327,354
2.50% Convertible Notes	270,155

Total	$1,419,084

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

As of March 31, 2014 and December 31, 2013, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $327.4 million and $323.4 million, respectively, and is reflected on the consolidated balance sheet as follows:

March 31,
(000’s omitted)	2014
Equity component carrying amount	$49,931
Unamortized discount	72,646
Net debt carrying amount	327,354

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

As of March 31, 2014 and December 31, 2013, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $270.2 million and $267.0 million, respectively, and is reflected on the consolidated balance sheet as follows:

March 31,
(000’s omitted)	2014
Equity component carrying amount	$35,996
Unamortized discount	29,845
Net debt carrying amount	270,155

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

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Quarter are as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	1,313,077	$6.22
Granted	—	—
Canceled	—	—
Exercised	(40,000)	3.81
Expired/Forfeited	—	—

Outstanding at March 31, 2014	1,273,077	$6.30

Exercisable at March 31, 2014	1,273,077	$6.30

Warrants

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2014	190,000	$19.80
Granted	—	—
Canceled	—	—
Exercised	(85,000)	(20.32)
Expired/Forfeited	—	—

Outstanding at March 31, 2014	105,000	$19.38

Exercisable at March 31, 2014	105,000	$19.38

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

10. Segment and Geographic Data

The Company identifies its operating segments according to how business activities are managed and evaluated: men’s, women’s, home, entertainment and corporate. Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported. The information below has been revised from previously published financial statements in which the Company had formerly identified only one reporting segment.

The geographic regions consist of the United States, Japan and Other (which principally represent Latin America and Europe). Revenues attributable to each region are based on the location in which licensees are located and where they principally do business.

Reportable data for the Company’s operating segments were as follows:

	Three Months Ended March 31,
	2014	2013
Licensing and other revenue by segment:
Men’s	$23,377	$38,273
Women’s	41,452	37,756
Home	10,979	10,894
Entertainment	35,844	18,139
Corporate	3,971	—

	$115,623	$105,062

Operating income (loss):
Men’s	$15,107	$30,567
Women’s	35,553	33,729
Home	9,568	9,260
Entertainment	12,112	5,500
Corporate	(4,481)	(12,820)

	$67,859	$66,236

Licensing and other revenue by category:
Direct-to-retail license	$43,054	$40,845
Wholesale licenses	44,451	58,881
Other licenses	24,148	5,336
Other revenue	3,971	—

	$115,623	$105,062

Licensing and other revenue by geographic region:
United States	$82,270	$74,856
Japan	8,888	6,177
Other(1)	24,465	24,029

	$115,623	$105,062

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

11. Restatement

As previously discussed, a Special Committee of the Company’s Board of Directors, along with the Special Committee’s independent legal and accounting advisors, has been conducting a review of the accounting treatment related to certain of the Company’s transactions. The advisors have presented their analysis and conclusions to the Special Committee and to the Company’s current management team. The Special Committee has now completed the review.

Based on the Special Committee’s review and additional review by the Company’s Audit Committee and current management team, the Board of Directors, Audit Committee and the Company’s current management team concluded that the Company would restate its historical financial statements in respect of (i) the fourth quarter and 2013 fiscal year, (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first and second quarters of 2015 (collectively, the “Restatement Periods”), to correct certain errors in accounting. Restatements related to the Current Quarter and the Prior Year Quarter are incorporated and reflected in this Amendment No. 2 on Form 10-K/A.

These restatements include the correction of errors regarding (i) the classification of contractually obligated expenses, retail support and other costs as selling, general and administrative expenses, as opposed to netting such expenses against licensing or other revenue, as applicable, (ii) inadequate support for revenue recognition relating to certain license agreements, and (iii) inadequate estimation of accruals related to retail support for certain license agreements.

Adjustments to the Company’s previously reported consolidated statements of income and comprehensive income for the Current Quarter are identified in the tables below:

	Three Months Ended March 31, 2014
	As Previously Reported	Adjustments	As Restated
Licensing revenue	$112,167	$(515)	$111,652
Total revenue	116,138	(515)	115,623
Selling, general and administrative expenses	48,202	(438)	47,764

Operating income	67,936	(77)	67,859
Income before taxes	88,396	(77)	88,319
Provision for income taxes	25,554	(27)	25,527

Net income	62,842	(50)	62,792

Net income attributable to Iconix Brand Group, Inc.	59,768	(50)	59,718

Earnings per share:
Basic	$1.21	$0.00	$1.21

Diluted	$1.03	$0.00	$1.03

Comprehensive income	62,554	(50)	62,504

Comprehensive income attributable to Iconix Brand Group, Inc.	59,480	(50)	59,430

Restated Unaudited Financial Statements for the Quarterly Period Ended June 30, 2014

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheet

(in thousands, except par value)

June 30, 2014
(Restated)
Assets
Current Assets:
Cash and cash equivalents	$131,864
Restricted cash—current	60,554
Accounts receivable, net	135,045
Deferred income tax assets	5,040
Other assets—current	17,925

Total Current Assets	350,428

Property and equipment:
Furniture, fixtures and equipment	21,991
Less: Accumulated depreciation	(13,774)

8,217

Other Assets:
Other assets	44,022
Trademarks and other intangibles, net	2,055,235
Deferred financing costs, net	20,944
Investments and joint ventures	127,226
Goodwill	232,067

2,479,494

Total Assets	$2,838,139

Liabilities, Redeemable Non-Controlling Interest and Debt, and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$27,548
Deferred revenue	31,404
Current portion of long-term debt	666,109
Other liabilities—current	7,000

Total current liabilities	732,061

Deferred income tax liability	292,261
Long-term debt, less current maturities	745,013
Deferred revenue, net of current portion	—
Other liabilities	12,425

Total Liabilities	1,781,760

Redeemable Non-Controlling Interest	13,866
Equity component of currently redeemable convertible notes	95,141
Commitments and contingencies
Stockholders’ Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 78,049	78
Additional paid-in capital	827,505
Retained earnings	748,757
Accumulated other comprehensive loss	13,866
Less: Treasury stock – 29,906 shares at cost	(758,099)

Total Iconix Brand Group, Inc. Stockholders’ Equity	832,107

Non-controlling interest	115,265

Total Stockholders’ Equity	947,372

Total Liabilities, Redeemable Non-Controlling Interest and Debt, and Stockholders’ Equity	$2,838,139

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Licensing revenue	$96,071	$105,356	$207,723	$210,418
Other revenue	16,038	9,769	20,009	9,769

Total revenue	112,109	115,125	227,732	220,187
Selling, general and administrative expenses	43,855	43,611	91,619	82,437

Operating income	68,254	71,514	136,113	137,750
Other (income) expenses:
Interest expense	21,247	19,097	42,403	33,292
Interest and other income	(482)	(5,995)	(38,976)	(6,323)
Equity earnings on joint ventures	(5,675)	(2,264)	(8,797)	(4,200)

Other (income) expenses – net	15,090	10,838	(5,370)	22,769
Income before income taxes	53,164	60,676	141,483	114,981
Provision for income taxes	18,539	18,661	44,066	33,692

Net income	$34,625	$42,015	$97,417	$81,289
Less: Net income attributable to non-controlling interest	$3,463	$3,299	$6,537	$8,384

Net income attributable to Iconix Brand Group, Inc.	$31,162	$38,716	$90,880	$72,905

Earnings per share:
Basic	$0.64	$0.69	$1.85	$1.21

Diluted	$0.53	$0.66	$1.56	$1.16

Weighted average number of common shares outstanding:
Basic	48,551	56,405	49,034	60,316

Diluted	58,595	58,994	58,237	62,853

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Net income	$34,625	$42,015	$97,417	$81,289
Other comprehensive income:
Foreign currency translation	(2,332)	4,239	(2,620)	(7,195)

Total other comprehensive income	(2,332)	4,239	(2,620)	(7,195)
Comprehensive income	$32,293	$46,254	$94,797	$74,094

Less: comprehensive income attributable to non-controlling interest	3,463	3,299	6,537	8,384

Comprehensive income attributable to Iconix Brand Group, Inc.	$28,830	$42,955	$88,260	$65,710

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2014

(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2014	77,048	$77	$910,145	$657,877	$16,486	$(599,816)	$117,173	$1,101,942
Shares issued on exercise of stock options and warrants	277	—	3,440	—	—	—	—	3,440
Shares issued on vesting of restricted stock	724	1	—	—	—	—	—	1
Tax benefit of stock option exercises	—	—	1,172	—	—	—	—	1,172
Compensation expense in connection with restricted stock and stock options	—	—	8,247	—	—	—	—	8,247
Shares repurchased on the open market	—	—	—	—	—	(144,312)	—	(144,312)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(13,971)	—	(13,971)
Change in redemption value of redeemable non-controlling interest	—	—	(358)	—	—	—	—	(358)
Equity component of currently redeemable convertible notes			(95,141)					(95,141)
Net income	—	—		90,880	—	—	6,537	97,417
Foreign currency translation	—	—	—	—	(2,620)	—	—	(2,620)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(8,445)	(8,445)

Balance at June 30, 2014 (Restated)	78,049	$78	$827,505	$748,757	$13,866	$(758,099)	$115,265	$947,372

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash flows from operating activities:
Net income	$97,417	$81,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,404	1,241
Amortization of trademarks and other intangibles	2,468	3,781
Amortization of deferred financing costs	2,711	1,727
Amortization of convertible note discount	14,428	10,537
Stock-based compensation expense	8,247	7,931
Non-cash gain on re-measurement of equity investment	(37,893)	—
Provision for doubtful accounts	1,956	2,140
Earnings on equity investments in joint ventures	(8,797)	(4,200)
Distributions from equity investments	4,767	3,034
Gain on sale of securities	—	(5,395)
Gain on sale of trademarks	(20,009)	(9,769)
Deferred income tax provision	25,644	8,412
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(21,509)	(20,403)
Other assets—current	6,239	(3,145)
Other assets	(2,581)	7,584
Deferred revenue	433	18,968
Accounts payable, accrued expenses and other liabilities	9,306	(1,780)

Net cash provided by operating activities	84,231	101,952

Cash flows used in investing activities:
Purchases of property and equipment	(851)	(668)
Acquisition of interest in IPH Unltd	—	(45,000)
Acquisition of interest in Buffalo	—	(76,500)
Acquisition of Lee Cooper	—	(66,667)
Gain on sale of securities	—	5,395
Acquisition of interest in Iconix Latin America	(42,000)	—
Proceeds from sale of trademarks	9,168	16,141
Additional investments in joint ventures	(2,500)	(37)
Additions to trademarks	(295)	(126)

Net cash used in investing activities	(36,478)	(167,462)

Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(144,312)	(302,764)
Proceeds from long-term debt	—	662,188
Proceeds from sale of warrants	—	57,707
Payment for purchase of convertible note hedge	—	(84,106)
Payment of long-term debt	(30,624)	(67,500)
Deferred financing costs	—	(3,839)
Acquisition of interest in MG Icon		(3,000)
Distributions to non-controlling interest holders	(8,445)	(4,294)
Excess tax benefit from share-based payment arrangements	1,172	—
Shares repurchased on vesting of restricted stock and exercise of stock options	(13,971)	(2,488)
Proceeds from exercise of stock options and warrants	3,440	122
Restricted cash—current	(1,696)	(31,406)

Net cash provided by (used in) financing activities	(194,436)	220,620

Effect of exchange rate changes on cash	(242)	(468)
Net increase (decrease) in cash and cash equivalents	(146,925)	154,642

Cash and cash equivalents, beginning of period	278,789	238,672
Cash and cash equivalents, end of period	$131,864	$393,314

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash paid during the period:
Income taxes	$3,508	$16,022
Interest	$24,448	$16,999
Non-cash investing activities:
Sale of trademarks for note receivable	$4,516	$7,294

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Amendment No. 2 on Form 10-K/A included herein.

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		June 30, 2014
(000’s omitted)	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization
Indefinite life trademarks and copyrights	Indefinite	$2,040,893	$—
Definite life trademarks	10-15	19,628	10,258
Non-compete agreements	2-15	940	332
Licensing contracts	1-9	24,652	20,288

		$2,086,113	$30,878

Trademarks and other intangibles, net			$2,055,235

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

Iconix Israel Joint Venture

In November 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) to Iconix Israel LLC (“Iconix Israel”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As a result of this transaction, the Company recorded a gain of $2.3 million at the closing, which was included in other revenue in FY 2013. As of June 30, 2014, of the $2.0 million remaining due to the Company from MGS, approximately $0.8 million is included in other assets – current and $1.2 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

Iconix Southeast Asia Joint Venture

In October 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Indonesia, Thailand, Malaysia, Philippines, Singapore, Vietnam, Cambodia, Laos, Brunei, Myanmar and East Timor (together, the “Southeast Asia Territory”) to Lion Network Limited (“Iconix SE Asia”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix SE Asia. Shortly thereafter, LF Asia purchased a 50% interest in Iconix SE Asia for $12.0 million. LF Asia paid $7.5 million upon the closing of the transaction and committed to pay an additional $4.5 million over the 24-month period following closing. The Company may earn an additional $2.0 million based on certain criteria relating to the achievement of Iconix SE Asia revenue targets through the year ending December 31, 2014. As a result of this transaction, the Company recorded a gain of $2.7 million for the difference between the consideration (cash and notes receivable) received by the Company, $2.0 million of consulting costs incurred by the Company as part of this transaction which were deducted from the gain due to lack of evidence of fair value of such consulting costs, and the book value of the brands contributed to the joint venture, which was included in other revenue in FY 2013.

In June 2014, the Company contributed substantially all rights to its wholly-owned and controlled brands in the Republic of Korea, and its Ecko, Zoo York, Ed Hardy and Sharper Image Brands in the European Union, and Turkey, in each case, to Iconix SE Asia. In return, LF Asia agreed to pay the Company $15.9 million, of which $4.0 million was paid at closing. As a result of this transaction, the Company recorded a gain of $8.3 million in the Current Quarter for the difference between the consideration (cash and notes receivable) received by the Company, $5.4 million of marketing costs incurred by the Company as part of this transaction which were deducted from the gain due to lack of evidence of fair value of such marketing costs, and the book value of the brands contributed to the joint venture., which is included in other revenue in the unaudited condensed consolidated income statement.

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

Iconix Canada Joint Venture

In June 2013, the Company contributed substantially all economic rights to its brands in Canada to Iconix Canada L.P. and ICO Brands L.P. (together with general partner 8560854 Canada, Inc., “Iconix Canada”), each then a newly formed joint venture with BII and its subsidiaries. In consideration for its aggregate 50% interest in Iconix Canada, BII agreed to pay $17.7 million in cash to the Company, of which approximately $8.9 million was paid upon closing of this transaction in June 2013, the remaining $8.8 million of which is a note payable to the Company to be paid over five years from the date of closing, with final payment in June 2018. Of the $8.2 million note receivable at June 30, 2014, approximately $2.9 million is included in other assets – current, the remaining $5.3 million of which is included in other assets on the unaudited condensed consolidated balance sheet. As a result of this transaction, the Company recognized a gain of approximately $9.8 million which is included in licensing and other revenue on the consolidated income statement for FY 2013.

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

5. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

(000’s omitted)	June 30, 2014
Senior Secured Notes	$806,263
1.50% Convertible Notes	331,563
2.50% Convertible Notes	273,296

Total	$1,411,122

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

As of June 30, 2014 and December 31, 2013, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $331.6 million and $323.4 million, respectively, and is reflected on the consolidated balance sheet as follows:

June 30,
(000’s omitted)	2014
Equity component carrying amount	$49,931
Unamortized discount	68,437
Net debt carrying amount	331,563

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

As of June 30, 2014 and December 31, 2013, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $273.3 million and $267.0 million, respectively, and is reflected on the consolidated balance sheet as follows:

June 30,
(000’s omitted)	2014
Equity component carrying amount	$35,996
Unamortized discount	26,704
Net debt carrying amount	273,296

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

10. Segment and Geographic Data

The Company identifies its operating segments according to how business activities are managed and evaluated: men’s, women’s, home, entertainment and corporate. Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported. The information below has been revised from previously published financial statements in which the Company had formerly identified only one reporting segment.

The geographic regions consist of the United States, Japan and Other (which principally represent Latin America and Europe). Revenues attributable to each region are based on the location in which licensees are located and where they principally do business.

Reportable data for the Company’s operating segments were as follows:

	Q2 2014 (Restated)	Q2 2013	Six Months 2014 (Restated)	Six Months 2013
Licensing and other revenue by segment:
Mens	$25,742	$39,098	$49,119	$77,371
Womens	39,985	38,268	81,437	76,024
Home	11,242	10,139	22,221	21,033
Entertainment	19,102	17,852	54,946	35,990
Corporate	16,038	9,769	20,009	9,769

	$112,109	$115,125	$227,732	$220,187

Operating income (loss) by segment:
Mens	$14,970	$28,962	$30,077	$59,529
Womens	34,595	32,764	70,148	66,493
Home	9,416	8,179	18,985	17,440
Entertainment	3,498	4,649	15,610	10,149
Corporate	5,775	(3,040)	1,294	(15,861)

	$68,254	$71,514	$136,114	$137,750

(000’s omitted)	For the three months ended June 30, (unaudited)		For the six months ended June 30, (unaudited)
	2014 (Restated)	2013	2014 (Restated)	2013
Licensing and other revenue by segment:
Mens	$25,742	$39,098	$49,119	$77,371
Womens	39,985	38,268	81,437	76,024
Home	11,242	10,139	22,221	21,033
Entertainment	19,102	17,852	54,946	35,990
Corporate	16,038	9,769	20,009	9,769

	$112,109	$115,125	$227,732	$220,187

Operating income (loss) by segment:
Mens	$14,970	$28,962	$30,077	$59,529
Womens	34,595	32,764	70,148	66,493
Home	9,416	8,179	18,985	17,440
Entertainment	3,498	4,649	15,610	10,149
Corporate	5,775	(3,040)	1,293	(15,861)

	$68,254	$71,514	$136,113	$137,750

Licensing and other revenue by category:
Direct-to-retail license	$46,176	$43,237	$89,229	$84,082
Wholesale license	42,122	55,074	86,573	113,955
Entertainment and other	23,811	16,814	51,930	22,150

	$112,109	$115,125	$227,732	$220,187

Licensing and other revenue by geographic region:
United States	$73,755	$71,326	$156,025	$146,272
Japan	7,630	5,806	16,518	11,893
Other(1)	30,724	37,993	55,189	62,022

	$112,109	$115,125	$227,732	$220,187

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

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

12. Restatement

As previously discussed, a Special Committee of the Company’s Board of Directors, along with the Special Committee’s independent legal and accounting advisors, has been conducting a review of the accounting treatment related to certain of the Company’s transactions. The advisors have presented their analysis and conclusions to the Special Committee and to the Company’s current management team. The Special Committee has now completed the review.

Based on the Special Committee’s review and additional review by the Company’s Audit Committee and current management team, the Board of Directors, Audit Committee and the Company’s current management team concluded that the Company would restate its historical financial statements in respect of (i) the fourth quarter and 2013 fiscal year, (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first and second quarters of 2015 (collectively, the “Restatement Periods”), to correct certain errors in accounting. Restatements related to the Current Six Months are incorporated and reflected in this Amendment No. 2 on Form 10-K/A.

These restatements include the correction of errors regarding (i) the classification of contractually obligated expenses, retail support and other costs as selling, general and administrative expenses, as opposed to netting such expenses against licensing or other revenue, as applicable, (ii) inadequate support for revenue recognition relating to certain license agreements, and (iii) inadequate estimation of accruals related to retail support for certain license agreements.

Adjustments to the Company’s previously reported consolidated statements of income and comprehensive income for the Current Quarter and Current Six Months are identified in the tables below:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Licensing revenue	$97,542	$(1,471)	$96,071	$209,709	$(1,986)	$207,723
Other revenue	21,401	(5,363)	16,038	25,372	(5,363)	20,009

Total revenue	118,943	(6,834)	112,109	235,081	(7,349)	227,732
Selling, general and administrative expenses	44,293	(438)	43,855	92,495	(876)	91,619

Operating income	74,650	(6,396)	68,254	142,586	(6,473)	136,113
Income before taxes	59,560	(6,396)	53,164	147,956	(6,473)	141,483
Provision for income taxes	20,778	(2,239)	18,539	46,332	(2,266)	44,066

Net income	38,782	(4,157)	34,625	101,624	(4,207)	97,417
Net income attributable to Iconix Brand Group, Inc.	35,319	(4,157)	31,162	95,087	(4,207)	90,880

Earnings per share:
Basic	$0.73	($0.09)	$0.64	$1.94	($0.09)	$1.85

Diluted	$0.60	($0.07)	$0.53	$1.63	($0.07)	$1.56

Comprehensive income	36,450	(4,157)	32,293	99,004	(4,207)	94,797

Comprehensive income attributable to Iconix Brand Group, Inc.	32,987	(4,157)	28,830	92,467	(4,207)	88,260

Restated Unaudited Financial Statements for the Quarterly Period Ended September 30, 2014

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(in thousands, except par value)

September 30, 2014
(Restated)
Assets
Current Assets:
Cash and cash equivalents	$129,526
Restricted cash – current	48,689
Accounts receivable, net	131,802
Deferred income tax assets	6,560
Other assets – current	46,722

Total Current Assets	363,299

Property and equipment:
Furniture, fixtures and equipment	22,320
Less: Accumulated depreciation	(14,508)

7,812

Other Assets:
Other assets	52,220
Trademarks and other intangibles, net	2,028,623
Deferred financing costs, net	21,105
Investments and joint ventures	136,698
Goodwill	231,855

2,470,501

Total Assets	$2,841,612

Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,605
Deferred revenue	30,760
Current portion of long-term debt	61,123
Other liabilities – current	12,120

Total current liabilities	142,608

Deferred income tax liability	300,853
Long-term debt, less current maturities	1,340,660
Deferred revenue, net of current portion	—
Other liabilities	12,310

Total Liabilities	1,796,431

Redeemable Non-Controlling Interest	14,045
Commitments and contingencies
Stockholders’ Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 78,102	78
Additional paid-in capital	929,606
Retained earnings	782,441
Accumulated other comprehensive income (loss)	(12,608)
Less: Treasury stock – 30,619 shares at cost	(785,414)

Total Iconix Brand Group, Inc. Stockholders’ Equity	914,103

Non-controlling interest	117,033

Total Stockholders’ Equity	1,031,136

Total Liabilities, Redeemable Non-Controlling Interest, and Stockholders’ Equity	$2,841,612

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Licensing revenue	$91,612	$99,135	$299,334	$309,553
Other revenue	18,680	8,040	38,690	17,809

Total revenue	110,292	107,175	338,024	327,362
Selling, general and administrative expenses	46,878	45,705	138,497	128,142

Operating income	63,414	61,470	199,527	199,220
Other (income) expenses:
Interest expense	21,130	21,230	63,533	54,522
Interest and other income	(605)	(616)	(39,581)	(6,939)
Equity earnings on joint ventures	(4,084)	(3,388)	(12,881)	(7,588)

Other expenses – net	16,441	17,226	11,071	39,995
Income before income taxes	46,973	44,244	188,456	159,225
Provision for income taxes	9,856	13,740	53,922	47,432

Net income	$37,117	$30,504	$134,534	$111,793
Less: Net income attributable to non-controlling interest	$3,433	$1,507	$9,970	$9,891

Net income attributable to Iconix Brand Group, Inc.	$33,684	$28,997	$124,564	$101,902

Earnings per share:
Basic	$0.70	$0.54	$2.56	$1.76

Diluted	$0.58	$0.50	$2.14	$1.67

Weighted average number of common shares outstanding:
Basic	47,991	53,325	48,682	57,966

Diluted	58,457	57,805	58,306	61,150

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Net income	$37,117	$30,504	$134,534	$111,793
Other comprehensive income:
Foreign currency translation	(26,524)	12,200	(29,144)	5,005
Unrealized gain on investments	50	—	50	—

Total other comprehensive income	(26,474)	12,200	(29,094)	5,005
Comprehensive income	$10,643	$42,704	$105,440	$116,798

Less: comprehensive income attributable to non-controlling interest	(3,433)	(1,507)	(9,970)	(9,891)

Comprehensive income attributable to Iconix Brand Group, Inc.	$7,210	$41,197	$95,470	$106,907

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2014

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2014	77,048	$77	$910,145	$657,877	$16,486	$(599,816)	$117,173	$1,101,942
Shares issued on exercise of stock options and warrants	302	—	3,792	—	—	—	—	3,792
Shares issued on vesting of restricted stock	752	1	—	—	—	—	—	1
Tax benefit of stock option exercises	—	—	1,480	—	—	—	—	1,480
Compensation expense in connection with restricted stock and stock options	—	—	14,726	—	—	—	—	14,726
Shares repurchased on the open market	—	—	—	—	—	(171,627)	—	(171,627)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(13,971)	—	(13,971)
Change in redemption value of redeemable non-controlling interest	—	—	(537)	—	—	—	—	(537)
Net income	—	—		124,564	—	—	9,970	134,534
Foreign currency translation	—	—	—	—	(29,144)	—	—	(29,144)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(10,110)	(10,110)
Unrealized Gain on Investments	—	—	—	—	50	—	—	50

Balance at September 30, 2014 (Restated)	78,102	$78	$929,606	$782,441	$(12,608)	$(785,414)	$117,033	$1,031,136

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30, 2014 (Restated)	Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net income	$134,534	$111,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,154	1,897
Amortization of trademarks and other intangibles	3,392	5,765
Amortization of deferred financing costs	3,997	2,898
Amortization of convertible note discount	22,041	17,705
Stock-based compensation expense	14,726	12,528
Non-cash gain on re-measurement of equity investment	(37,893)	—
Provision for doubtful accounts	5,530	4,968
Earnings on equity investments in joint ventures	(12,881)	(7,588)
Distributions from equity investments	6,303	4,217
Gain on sale of securities	(125)	(5,395)
Gain on sale of trademarks	(38,690)	(17,809)
Deferred income tax provision	29,893	15,246
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(35,530)	(8,186)
Other assets – current	31,558	(639)
Other assets	(30,034)	942
Deferred revenue	216	13,722
Accounts payable, accrued expenses and other liabilities	25,255	8,154

Net cash provided by operating activities	124,445	160,218

Cash flows used in investing activities:
Purchases of property and equipment	(1,086)	(1,046)
Acquisition of interest in IPH Unltd	—	(45,000)
Acquisition of interest in Buffalo	—	(76,500)
Acquisition of Lee Cooper	—	(66,667)
Acquisition of interest in Complex Media	—	(25,120)
Acquisition of interest in Mary Media	—	(32,000)
Acquisition of trademarks of Rocawear diffusion brand	—	(8,000)
Proceeds from sale of securities	720	5,395
Acquisition of interest in Iconix Latin America	(42,000)	—
Proceeds from sale of trademarks	14,730	23,361
Additional investments in joint ventures	(2,500)	(373)
Additions to trademarks	(790)	(344)
Purchase of securities	(5,998)	—

Net cash used in investing activities	(36,924)	(226,294)

Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(168,168)	(406,333)
Proceeds from long-term debt	—	662,188
Proceeds from sale of warrants	—	57,707
Payment for purchase of convertible note hedge	—	(84,106)
Payment of long-term debt	(47,574)	(79,800)
Deferred financing costs	—	(3,839)
Acquisition of interest in MG Icon	—	(3,000)
Distributions to non-controlling interest holders	(10,110)	(4,440)
Excess tax benefit from share-based payment arrangements	1,480	—
Shares repurchased on vesting of restricted stock and exercise of stock options	(13,696)	(2,737)
Proceeds from exercise of stock options and warrants	3,512	328
Restricted cash – current	1,708	(29,998)

Net cash provided by (used in) financing activities	(232,848)	105,970

Effect of exchange rate changes on cash	(3,936)	807
Net increase (decrease) in cash and cash equivalents	(149,263)	40,701

Cash and cash equivalents, beginning of period	278,789	238,672

Cash and cash equivalents, end of period	$129,526	$279,373

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Cash paid during the period:
Income taxes	$3,508	$16,478
Interest	$36,051	$27,439
Non-cash investing activities:
Sale of trademarks for note receivable	$39,339	$8,919
Non-cash financing activities:
Shares repurchased on the open market included in payables	$3,459	$—

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Amendment No. 2 on Form 10-K/A included herein.

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		September 30, 2014
(000’s omitted)	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization
Indefinite life trademarks and copyrights	Indefinite	$2,015,256	$—
Definite life trademarks	10-15	19,628	10,622
Non-compete agreements	2-15	940	392
Licensing contracts	1-9	24,440	20,627

		$2,060,264	$31,641

Trademarks and other intangibles, net			$2,028,623

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

Iconix Southeast Asia Joint Venture

In October 2013, the Company formed Iconix SE Asia Limited (“Iconix SE Asia”), a wholly owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Indonesia, Thailand, Malaysia, Philippines, Singapore, Vietnam, Cambodia, Laos, Brunei, Myanmar, and East Timor (the “South East Asia Territory”). Shortly thereafter, GBG (f/k/a Li + Fung Asia Limited) purchased a 50% interest in Iconix SE Asia for approximately $12.0 million. GBG paid $7.5 million in cash upon the closing of the transaction and committed to pay an additional $4.5 million over the 24-month period following closing. As a result of this transaction, the Company recorded a gain of $2.7 million for FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company, $2.0 million of consulting costs incurred by the Company as part of this transaction which were deducted from the gain due to lack of evidence of fair value of such consulting costs, and the book value of the brands contributed to the joint venture, which was included in other revenue in FY 2013.

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

	September 30, 2014
(000’s omitted)	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,401,783	$1,674,413

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

5. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

(000’s omitted)	September 30, 2014
Senior Secured Notes	$789,311
1.50% Convertible Notes	335,772
2.50% Convertible Notes	276,700

Total	$1,401,783

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

As of September 30, 2014 and December 31, 2013, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $335.8 million and $323.4 million, respectively, and is reflected on the consolidated balance sheet as follows:

(000’s omitted)	September 30, 2014
Equity component carrying amount	$49,931
Unamortized discount	64,228
Net debt carrying amount	335,772

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

As of September 30, 2014 and December 31, 2013, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $276.7 million and $267.0 million, respectively, and is reflected on the consolidated balance sheet as follows:

(000’s omitted)	September 30, 2014
Equity component carrying amount	$35,996
Unamortized discount	23,300
Net debt carrying amount	276,700

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

Debt Maturities

As of September 30, 2014, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	October 1 through December 31, 2014	2015	2016	2017	2018	Thereafter
Senior Secured	$789,311	$15,281	$61,123	$61,123	$61,123	$61,123	$529,538
1.50% Convertible Notes (1)	335,772	—	—	—	—	335,772	—
2.50% Convertible Notes (2)	276,700	—	—	276,700	—	—	—

Total	$1,401,783	$15,281	$61,123	$337,823	$61,123	$396,895	$529,538

(1)	Reflects the net debt carrying amount of the 1.50% Convertible Notes in the consolidated balance sheet as of September 30, 2014, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 1.50% Convertible Notes is $400.0 million.
(2)	Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of September 30, 2014, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

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

10. Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States, Japan and Other (which principally represent Canada and Europe). Revenues attributed to each region are based on the location in which licensees are located. The information below has been revised from previously published financial statements in which the Company had formerly identified only one reporting segment.

The net revenues by type of license and information by geographic region are as follows:

(000’s omitted)	For the three months ended September 30, (unaudited)		For the nine months ended September 30, (unaudited)
	2014 (Restated)	2013	2014 (Restated)	2013
Licensing and other revenue by segment:
Men’s	$24,433	$36,128	$73,552	$113,499
Women’s	32,998	32,159	114,435	108,182
Home	10,968	10,740	33,189	31,773
Entertainment	23,213	20,109	78,158	56,099
Corporate	18,680	8,040	38,690	17,809

	$110,292	$107,175	$338,024	$327,362

Operating income (loss) by segment:
Men’s	$10,818	$23,848	$40,895	$83,376
Women’s	27,022	26,324	97,170	92,818
Home	8,959	9,130	27,944	26,570
Entertainment	8,742	6,162	24,351	16,310
Corporate	7,873	(3,994)	9,167	(19,854)

	$63,414	$61,470	$199,527	$199,220

Licensing and other revenue by category:
Direct-to-retail license	$34,949	$35,663	$124,178	$119,745
Wholesale license	45,963	56,479	132,535	170,434
Entertainment and other	29,380	15,033	81,311	37,183

	$110,292	$107,175	$338,024	$327,362

Licensing and other revenue by geographic region:
United States	$64,573	$75,783	$220,598	$221,964
Japan	6,565	9,754	23,084	21,738
Other(1)	39,154	21,638	94,342	83,660

	$110,292	$107,175	$338,024	$327,362

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

12. Restatement

As previously discussed, a Special Committee of the Company’s Board of Directors, along with the Special Committee’s independent legal and accounting advisors, has been conducting a review of the accounting treatment related to certain of the Company’s transactions. The advisors have presented their analysis and conclusions to the Special Committee and to the Company’s current management team. The Special Committee has now completed the review.

Based on the Special Committee’s review and additional review by the Company’s Audit Committee and current management team, the Board of Directors, Audit Committee and the Company’s current management team concluded that the Company would restate its historical financial statements in respect of (i) the fourth quarter and 2013 fiscal year, (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first and second quarters of 2015 (collectively, the “Restatement Periods”), to correct certain errors in accounting. Restatements related to the Current Nine Months are incorporated and reflected in this Amendment No. 2 on Form 10-K/A.

These restatements include the correction of errors regarding (i) the classification of contractually obligated expenses, retail support and other costs as selling, general and administrative expenses, as opposed to netting such expenses against licensing or other revenue, as applicable, (ii) inadequate support for revenue recognition relating to certain license agreements, and (iii) inadequate estimation of accruals related to retail support for certain license agreements.

Adjustments to the Company’s previously reported consolidated statements of income and comprehensive income for the Current Quarter are identified in the tables below:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Licensing revenue	$95,070	$(3,458)	$91,612	$304,778	$(5,444)	$299,334
Other revenue	18,680	—	18,680	44,053	(5,363)	38,690

Total revenue	113,750	(3,458)	110,292	348,831	(10,807)	338,024
Selling, general and administrative expenses	50,190	(3,312)	46,878	142,685	(4,188)	138,497

Operating income	63,560	(146)	63,414	206,146	(6,619)	199,527
Income before taxes	47,119	(146)	46,973	195,075	(6,619)	188,456
Provision for income taxes	9,907	(51)	9,856	56,239	(2,317)	53,922

Net income	37,212	(95)	37,117	138,836	(4,302)	134,534
Net income attributable to Iconix Brand Group, Inc.	33,779	(95)	33,684	128,866	(4,302)	124,564

Earnings per share:
Basic	$0.70	$0.00	$0.70	$2.65	($0.09)	$2.56

Diluted	$0.58	$0.00	$0.58	$2.21	($0.07)	$2.14

Comprehensive income	10,738	(95)	10,643	109,742	(4,302)	105,440

Comprehensive income attributable to Iconix Brand Group, Inc.	7,305	(95)	7,210	99,772	(4,302)	95,470