Form 10-Q/A
period 2015-03-31
ICONIX BRAND GROUP, INC.
filed 2015-11-27
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Common Stock, $.001 Par Value- 48,393,703 shares as of November 20, 2015.

Unless the context requires otherwise, references in this Form 10-Q/A to the “Company,” “Iconix,” “we,” “us,” “our,” or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries.

EXPLANATORY NOTE — RESTATEMENT OF FINANCIAL INFORMATION

Iconix Brand Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to amend certain parts of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2015 (the “Original Filing”).

Background and Effects of the Restatement

As previously announced, a special committee (the “Special Committee”) of the Board of Directors (“Board”) of the Company conducted a review of the accounting treatment related to certain transactions. Based on the Special Committee’s review and additional review by the Audit Committee (the “Audit Committee”) of the Board and the Company’s current management team, on October 30, 2015, the Board, the Audit Committee and the Company’s current management team concluded that the Company will restate its historical financial statements in respect of (i) the fourth quarter and fiscal year of 2013, (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first and second quarters of 2015 to correct certain errors in accounting. These restatements include the correction of errors regarding (i) the classification of contractually obligated expenses, retail support and other costs as selling, general and administrative expenses, as opposed to netting such expenses against licensing or other revenue, as applicable, (ii) inadequate support for revenue recognition relating to certain license agreements, and (iii) inadequate estimation of accruals related to retail support for certain license agreements.

Disclosure Controls and Procedures

Management has reassessed its evaluation of the effectiveness of its Disclosure Controls and Procedures as of March 31, 2015. As a result of that reassessment, management identified a material weakness in internal controls over financial reporting, and accordingly, has concluded that the Company did not maintain effective Disclosure Controls and Procedures as of March 31, 2015. The material weakness related to inadequate management review controls which caused the restatement adjustments noted above. Management has restated its report on Disclosure Controls and Procedures as of March 31, 2015. For a description of the material weakness in internal control over financial reporting and actions taken, and to be taken, to address the material weakness, see Part II, Item 4. “Controls and Procedures” of the 2014 Annual Report on Form 10K/A, filed with the SEC on November 25, 2015.

Items Amended in This Filing

This Amended Filing amends and restates the following items of the Company’s Original Filing as of, and for the period ended March 31, 2015.

Part I - Item 1. Financial Statements

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4. Controls and Procedures

Part II - Item 6. Exhibits

In accordance with applicable SEC rules, this Amended Filing includes certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from the Company’s Interim Principal Executive Officer and Principal Financial Officer dated as of the date of this Amended Filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing speaks as of the date of the Original Filing and the Company has not updated the Original Filing to reflect events occurring subsequent to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2015 (restated)	December 31, 2014 (restated)
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$86,751	$128,019
Restricted cash	43,550	59,560
Accounts receivable, net	122,273	115,066
Deferred income tax assets	10,326	10,328
Other assets – current	60,291	66,781

Total Current Assets	323,191	379,754

Property and equipment:
Furniture, fixtures and equipment	23,658	22,704
Less: Accumulated depreciation	(15,439)	(14,946)

	8,219	7,758

Other Assets:
Other assets	64,996	63,334
Trademarks and other intangibles, net	2,179,892	2,024,541
Deferred financing costs, net	18,601	19,842
Investments and joint ventures	181,917	140,910
Goodwill	239,198	231,738

	2,684,604	2,480,365

Total Assets	$3,016,014	$2,867,877

Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$44,017	$38,762
Deferred revenue	22,470	24,978
Current portion of long-term debt	61,123	61,123
Other liabilities – current	15,895	12,741

Total current liabilities	143,505	137,604

Deferred income tax liability	332,535	320,792
Long-term debt, less current maturities	1,425,189	1,332,954
Other liabilities	10,715	11,660

Total Liabilities	1,911,944	1,803,010

Redeemable Non-Controlling Interest	14,403	14,224
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 80,257 and 79,263, respectively	80	79
Additional paid-in capital	966,865	948,714
Retained earnings	869,211	805,526
Accumulated other comprehensive loss	(62,417)	(24,186)
Less: Treasury stock – 31,796 and 31,310 shares at cost, respectively	(829,409)	(812,429)

Total Iconix Brand Group, Inc. Stockholders’ Equity	944,330	917,704

Non-controlling interest	145,337	132,939

Total Stockholders’ Equity	1,089,667	1,050,643

Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$3,016,014	$2,867,877

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2015 (Restated)	2014 (Restated)
Licensing revenue	$93,797	$111,652
Other revenue	—	3,971

Total Revenue	93,797	115,623
Selling, general and administrative expenses	41,208	47,764

Operating income	52,589	67,859
Other (income) expenses:
Interest expense	21,296	21,156
Interest income	(757)	(601)
Other income	(47,365)	(37,893)
Foreign currency translation gain	(10,500)	—
Equity earnings on joint ventures	(3,202)	(3,122)

Other income—net	(40,528)	(20,460)
Income before income taxes	93,117	88,319
Provision for income taxes	26,365	25,527

Net income	$66,752	$62,792
Less: Net income attributable to non-controlling interest	$3,067	$3,074

Net income attributable to Iconix Brand Group, Inc.	$63,685	$59,718

Earnings per share:
Basic	$1.32	$1.21

Diluted	$1.23	$1.03

Weighted average number of common shares outstanding:
Basic	48,158	49,522

Diluted	51,909	58,051

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2015 (Restated)	2014 (Restated)
Net income	$66,752	$62,792
Other comprehensive income:
Foreign currency translation	(38,231)	(288)

Total other comprehensive income	(38,231)	(288)
Comprehensive income	$28,521	$62,504

Less: comprehensive income attributable to non-controlling interest	3,067	3,074

Comprehensive income attributable to Iconix Brand Group, Inc.	$25,454	$59,430

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2015

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2015	79,263	$79	$948,714	$805,526	$(24,186)	$(812,429)	$132,939	$1,050,643
Issuance of common stock related acquisition of interest in joint venture	465	—	15,703	—	—	—	—	15,703
Shares issued on vesting of restricted stock	529	1	—	—	—	—	—	1
Tax benefit of stock option exercises	—	—	54	—	—	—	—	54
Compensation expense in connection with restricted stock	—	—	2,573	—	—	—	—	2,573
Shares repurchased on the open market	—	—	—	—	—	(6,980)	—	(6,980)
Cost of shares repurchased on vesting of restricted stock	—	—	—	—	—	(10,000)	—	(10,000)
Change in redemption value of redeemable non-controlling interest	—	—	(179)	—	—	—	—	(179)
Net income	—	—	—	63,685	—	—	3,067	66,752
Foreign currency translation	—	—	—	—	(38,231)	—	—	(38,231)
Distributions to joint ventures	—	—	—	—	—	—	(3,002)	(3,002)
Non-controlling interest of acquired companies	—	—	—	—	—	—	12,333	12,333

Balance at March 31, 2015 Restated	80,257	$80	$966,865	$869,211	$(62,417)	$(829,409)	$145,337	$1,089,667

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015 (Restated)	2014 (Restated)
Cash flows from operating activities:
Net income	$66,752	$62,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	435	695
Amortization of trademarks and other intangibles	902	1,495
Amortization of deferred financing costs	1,241	1,403
Amortization of convertible note discount	7,516	7,078
Stock-based compensation expense	2,573	2,515
Non-cash gain on re-measurement of equity investment	(47,365)	(37,893)
Provision for doubtful accounts	1,263	1,000
Earnings on equity investments in joint ventures	(3,202)	(3,122)
Distributions from equity investments	545	997
Gain on sale of trademarks	—	(3,971)
Deferred income tax provision	8,866	19,705
Gain on foreign currency translation	(10,500)	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(8,583)	(8,918)
Other assets – current	10,114	4,001
Other assets	4,263	(7,766)
Deferred revenue	(1,954)	5,694
Accounts payable and accrued expenses	200	7,040

Net cash provided by operating activities	33,066	52,745

Cash flows used in investing activities:
Purchases of property and equipment	(976)	(315)
Acquisition of interest in Iconix China, net of cash acquired	(20,400)	—
Acquisition of interest in Pony	(37,000)	—
Acquisition of interest in Strawberry Shortcake	(105,000)	—
Acquisition of interest in Iconix Latin America	—	(42,000)
Additional investments in joint ventures	—	(22)
Proceeds from sale of trademarks	995	995
Additions to trademarks	(96)	(213)

Net cash used in investing activities	(162,477)	(41,555)

Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(6,290)	(109,422)
Proceeds from Variable Funding Notes	100,000	—
Payment of long-term debt	(15,281)	(15,313)
Distributions to non-controlling interests	(3,002)	(4,023)
Excess tax benefit from share-based payment arrangements	54	898
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(3,156)	(13,571)
Proceeds from exercise of stock options and warrants	—	1,861
Restricted cash	16,010	1,600

Net cash provided by (used in) financing activities	88,335	(137,970)

Effect of exchange rate changes on cash	(192)	90
Net decrease in cash and cash equivalents	(41,268)	(126,690)

Cash and cash equivalents, beginning of period	128,019	278,789
Cash and cash equivalents, end of period	$86,751	$152,099

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash paid during the period:
Income taxes	$2,536	$7
Interest	$11,889	$11,931
Non-cash investing and financing activities:
Sale of trademarks for note receivable	$—	$3,171
Shares repurchased on the open market included in payables	$690	$—
Issuance of shares in connection with purchase of Iconix China	$15,703	$—
Note Receivable in connection with Strawberry Shortcake acquisition	$9,470	$—
Shares repurchased on vesting of restricted stock included in accrued expenses	$10,000	$—

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

As previously disclosed, the Company’s Board of Directors formed a Special Committee consisting of independent directors to review the accounting treatment related to certain of the Company’s transactions. The Special Committee has completed its review as of the date of this Form 10-Q/A. See Note 12 for further information on the result of the Special Committee’s review.

Based on the Special Committee’s review and additional review by the Company’s Audit Committee and current management team, the Board of Directors, Audit Committee and the Company’s current management team concluded that the Company will restate its historical financial statements in respect of (i) the fourth quarter and fiscal year of 2013, (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first and second quarters of 2015, to correct certain errors in accounting.

These restatements include the correction of errors regarding (i) the classification of contractually obligated expenses, retail support and other costs as selling, general and administrative expenses, as opposed to netting such expenses against licensing or other revenue, as applicable, (ii) inadequate support for revenue recognition relating to certain license agreements, and (iii) inadequate estimation of accruals related to retail support for certain license agreements. See Note 12.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014 (“FY 2014”), filed on November 25, 2015.

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		March 31, 2015		December 31, 2014
(000’s omitted)	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks and copyrights	Indefinite	$2,162,290	$—	$2,012,333	$—
Definite-lived trademarks	10-15	23,129	11,264	19,629	10,985
Non-compete agreements	2-15	940	509	940	450
Licensing contracts	1-9	26,886	21,580	24,323	21,249

		$2,213,245	$33,353	$2,057,225	$32,684

Trademarks and other intangibles, net			$2,179,892		$2,024,541

In March 2015, the Company acquired the 50% interest in Iconix China held by its joint venture partner, thereby increasing its ownership in Iconix China to 100%. As a result of this transaction, Iconix China is now consolidated with the Company, which increased the Company’s indefinite lived trademarks by $40.5 million. See Note 3 for further details on this transaction.

In March 2015, the Company acquired the Strawberry Shortcake brand. As a result of this transaction the Company’s indefinite-lived trademarks increased by $91.8 million. See Note 3 for further details on this transaction.

In February 2015, the Company acquired through its wholly-owned subsidiary, US Pony Holdings, LLC, the rights to the Pony brand in respect of the United States, Canada and Mexico. Immediately following such acquisition, a third party contributed specified assets to US Pony Holdings, LLC in exchange for a 25% non-controlling interest in the entity. As a result of these transactions, US Pony Holdings, LLC is consolidated with the Company, which increased the Company’s indefinite-lived trademarks by $46.8 million. See Note 3 for further details on this transaction.

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

For the Current Quarter, post-acquisition, the Company recognized approximately $0.4 million in revenue from Pony Holdings. The $0.3 million of goodwill resulting from the 2015 acquisition is deductible for income tax purposes.

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

In April 2015, the Company entered into a binding term sheet to purchase the remaining 50% interest in Scion, which the Company has consolidated since inception, from Shawn “Jay-Z” Carter for $6.0 million increasing the Company’s ownership to 100%, also effectively increasing its interest in BBC Ice Cream LLC to 50%.

Joint Ventures/Equity Method Investees

The following joint ventures are recorded using the equity method of accounting:

Iconix Middle East Joint Venture

In December 2014, the Company formed Iconix MENA (“Iconix Middle East”) a wholly owned subsidiary of the Company and contributed substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “Middle East Territory”). Shortly thereafter, Global Brands Group Asia Limited (“GBG”), purchased a 50% interest in Iconix Middle East for approximately $18.8 million. GBG paid $6.3 million in cash upon the closing of the transaction and committed to pay an additional $12.5 million over the 24-month period following closing. As a result of this transaction, the Company recorded a gain of $7.2 million in FY 2014 for the difference between the consideration (cash and notes receivable) received by the Company less $3.1 million of expenses related to its diligence and market analysis in the Iconix Middle East Territory incurred by the Company as part of this transaction which were deducted from the gain due to lack of evidence of fair value of such expenses, and the book value of the brands contributed to the joint venture. As of March 31, 2015, of the $12.5 million remaining due to the Company from GBG, approximately $6.2 million is included in other assets—current and $6.3 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

LC Partners U.S.

In March 2014, the Company formed LC Partners US, LLC (“LCP”), a wholly-owned subsidiary of the Company, and contributed substantially all its rights to the Lee Cooper brand in the US through an agreement with LCP. Shortly thereafter, Rise Partners, LLC (“Rise Partners”), purchased a 50% interest in LCP for $4.0 million, of which $0.8 million in cash was received during FY 2014, with the remaining $3.2 million to be paid in four equal annual installments on the first through the fourth anniversaries of the closing date. As of March 31, 2015, of the $2.4 million remaining due to the Company, approximately $0.8 million is included in other assets—current and $1.6 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

In June 2014, the Company contributed substantially all rights to its wholly-owned and controlled brands in the Republic of Korea, and its Ecko, Zoo York, Ed Hardy and Sharper Image Brands in the European Union, and Turkey, in each case, to Iconix SE Asia. In return, GBG agreed to pay the Company $15.9 million, of which $4.0 million was paid in cash at closing. The Company guaranteed minimum distributions of $2.5 million in the aggregate through FY 2015 to GBG from the exploitation in the European Union and Turkey of the brands contributed to Iconix SE Asia as part of this transaction. As a result of this transaction, the Company recorded a $8.2 million gain in FY 2014 for the difference between the consideration (cash and notes receivable) received by the Company, $5.4 million of marketing costs incurred by the company as part of this transaction which were deducted from the gain due to lack of evidence of fair value of such marketing costs, and the book value of the brands contributed to the joint venture.

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

As of March 31, 2015, of the aggregate $28.8 million remaining due to the Company from GBG for the above transactions, $11.5 million is included in other assets—current and $17.3 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

Iconix Israel Joint Venture

In November 2013, the Company formed Iconix Israel. LLC (“Iconix Israel”), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) through an agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million in cash upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As a result of this transaction, the Company recorded a gain of $2.3 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture, which was included in other revenue in FY 2013. As of March 31, 2015, of the $1.4 million remaining due to the Company from MGS, approximately $0.8 million is included in other assets—current and $0.6 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

Iconix Canada Joint Venture

In June 2013, the Company formed Iconix Canada L.P. (“Ico Canada”) and Ico Brands L.P. (“Ico Brands” and, together with Ico Canada, collectively, “Iconix Canada”, as wholly-owned indirect subsidiaries of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Canada (the “Canada Territory”) through agreements with the Iconix Canada partnerships. Shortly thereafter through their acquisitions of limited partnership and general partnership interests, Buffalo International ULC and BIU Sub Inc. purchased 50% interests in the Iconix Canada partnerships for $17.8 million in the aggregate, of which approximately $8.9 million in the aggregate, was paid in cash upon closing of these transactions in June 2013, and the remaining $8.9 million of which are notes payable to the Company to be paid, as amended, over the five year period following the date of closing, with final payment in June 2018. As a result of these transactions, the Company recognized a gain of approximately $9.8 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint ventures. As of March 31 2015, of the $8.9 million note receivable, approximately $3.0 million is included in other assets—current, the remaining $5.9 million of which is included in other assets on the unaudited condensed consolidated balance sheet.

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

As of March 31 2015 of the $3.0 million note receivable, approximately $1.0 million is included in other assets—current, the remaining $2.0 million of which is included in other assets on the unaudited condensed consolidated balance sheet.

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

Brands Placed	Partner	Ownership by Iconix China	Value of Investment As of March 31, 2015
Candie’s	Candies Shanghai Fashion Co., Ltd.	20%	$9,494
Marc Ecko	Marc Ecko China Ltd.	15%	2,293
Material Girl	Ningbo Material Girl Fashion Co., Ltd.	20%	5,439
Ed Hardy	Tangli International Holdings Ltd.	20%	10,486
Ecko Unltd	Ecko Industry (Shanghai) Co., Ltd.	20%	11,158
Joe Boxer	Joe Boxer China, Ltd.	25%	3,789

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

The Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all of Iconix’s United States and Canadian revenue-generating assets (the “Securitized Assets”), consisting principally of its intellectual property and license agreements for the use of its intellectual property, were transferred to and are currently held by the Co-Issuers. The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiaries that own the Badgley Mischka trademark, the Ecko Unltd trademark, the Mark Ecko trademark, the Umbro trademark and the Lee Cooper trademark, and the Strawberry Shortcake trademark, (y) the Iconix subsidiaries that own Iconix’s other brands outside of the United States and Canada or (z) the joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Artful Dodger trademark, the Modern Amusement trademark and the Buffalo trademark, the Pony trademark, the Nick Graham trademark, the Hydraulic trademark, and a 50% interest in the Ice Cream trademark and the Billionaire Boys Club trademark.

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

Pursuant to guidance issued under ASC 815, the 2.50% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 2.50% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 2.50% Convertible Notes and the 2.50% Convertible Notes Hedges and Sold Warrants defined and discussed below on earnings per share, see Note 8

As of March 31, 2015 and December 31, 2014, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $283.4 million and $280.1 million, respectively, and is reflected on the consolidated balance sheet as follows:

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

Reportable data for the Company’s operating segments were as follows:

	March 31,
	2015 (restated)	2014 (restated)
Licensing and other revenue by category:
Men’s	$20,597	$23,377
Women’s	40,090	41,452
Home	9,946	10,979
Entertainment	23,164	35,844
Other Revenue	—	3,971

	$93,797	$115,623

Licensing and other revenue by category:
Direct-to-retail license	$41,886	$43,054
Wholesale licenses	40,988	44,450
Other licenses	10,923	24,148
Other revenue	—	3,971

	$93,797	$115,623

Licensing and other revenue by geographic region:
United States	$66,902	$82,270
Japan	8,059	8,888
Other(1)	18,836	24,465

	$93,797	$115,623

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

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

Adjustments to the Company’s previously reported consolidated statements of income and comprehensive income for the Current and Prior Year Quarters are identified in the tables below:

	Three Months Ended March 31, 2015 (Unaudited)			Three Months Ended March 31, 2014 (Unaudited)
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Licensing revenue	$95,387	$(1,590)	$93,797	$112,167	$(515)	$111,652
Total revenue	95,387	(1,590)	93,797	116,138	(515)	115,623
Selling, general and administrative expenses	44,155	(2,947)	41,208	48,202	(438)	47,764

Operating income	51,232	1,357	52,589	67,936	(77)	67,859
Income before taxes	91,817	1,300	93,117	88,396	(77)	88,319
Provision for income taxes	25,910	455	26,365	25,554	(27)	25,527

Net income	65,907	845	66,752	62,842	(50)	62,792
Net income attributable to Iconix Brand Group, Inc.	62,840	845	63,685	59,768	(50)	59,718

Earnings per share:
Basic	$1.30	$0.02	$1.32	$1.21	$0.00	$1.21

Diluted	$1.21	$0.02	$1.23	$1.03	$0.00	$1.03

Comprehensive income	27,668	853	28,521	62,554	(50)	62,504

Comprehensive income attributable to Iconix Brand Group, Inc.	24,601	853	25,454	59,480	(50)	59,430

Note 13. Other Assets—Current and Long Term

	March 31, 2015 (restated)	December 31, 2014 (restated)
Other assets-current consisted of the following:
Notes receivables on sale of trademarks	$25,498	$24,219
Note receivable in connection with Strawberry Shortcake acquisition	4,577	—
Prepaid advertising	5,652	6,633
Prepaid expenses	840	724
Short-term receivable- Beagle note receivable	—	2,085
Prepaid taxes	16,399	26,448
Deferred Charges	1,816	1,191
Prepaid insurance	598	439
Due from related parties	2,770	3,331
Other current assets	2,141	1,711

	$60,291	$66,781

Other Assets—Non-current

	March 31, 2015 (restated)	December 31, 2014 (restated)
Other noncurrent assets consisted of the following:
ABC Commitment	$13,108	$14,644
Notes Receivable	41,985	38,697
Prepaid Interest	9,146	9,265
Deposits	662	633
Other noncurrent assets	95	95

	$64,996	$63,334

The Note receivable in connection with Strawberry Shortcake acquisition represents amounts due from AG in respect of non-compete payments pursuant to a License Agreement entered into with AG simultaneously with the closing of the transaction.

Note 14. Other Liabilities – Current

As of March 31, 2015 and December 31, 2014, other current liabilities include amounts due to related parties of $11.9 million and $8.7 million, respectively, and amounts due to Purim related to the MG Icon acquisition of $4.0 million and $4.0 million, respectively. See Note 3 for further details of this transaction.

Note 15. Foreign Currency Translation

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

Note 16. Accounting Pronouncements

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

Note 17. Other Matters

The Company is currently in a comment letter process with the Staff of the Securities and Exchange Commission relating to an ongoing periodic review of the Company’s Form 10-K for the year ended December 31, 2014. The current correspondence relates to the accounting treatment for the formation of the Company’s international joint ventures under U.S. Generally Accepted Accounting Principles and whether such joint ventures should potentially have been consolidated in the Company’s historical results. The Company’s Board of Directors also formed a Special Committee consisting of independent directors to review the accounting treatment related to certain of the Company’s international joint venture transactions.

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

	March 31, 2015 (restated)	March 31, 2014 (restated)
Licensing and other revenue:
Mens	$20,597	$23,377
Women’s	40,090	41,452
Home	9,946	10,979
Entertainment	23,164	35,844
Other revenue		3,971

	$93,797	$115,623

Highlights of Current Quarter

•	Acquisition of Strawberry Shortcake

•	Acquisition of 75% interest in PONY

•	Acquisition of additional 50% interest in Iconix China; increased ownership to 100%

•	Q1 Licensing revenue of $93.8 million, flat to Prior Year Quarter excluding Prior Year Quarter ABC deal

Results of Operations

The Current Quarter (restated) compared to the Prior Year Quarter (restated)

Licensing Revenue. Total licensing revenue for the Current Quarter totaled $93.8 million, a 16% decrease as compared to $111.7 million for the Prior Year Quarter. The men’s segment decreased 12% from $23.4 million in the Prior Year Quarter to $20.6 million in the Current Quarter mainly due to weakness in our Rocawear and Ecko brands. The women’s segment decreased 3% from $41.5 million in the Prior Year Quarter to $40.1 million in the Current Year Quarter mainly due to weakness in our Rampage brand. The entertainment segment decreased 35% from $35.8 million in the Prior Year Quarter to $23.2 million in the Current Year Quarter mainly due to a decrease in our Peanuts business relating to the ABC renewal in the Prior Year Quarter offset by strong business in the Current Quarter. The home segment decreased 9% from $11.0 million in the Prior Year Quarter to $9.9m in the Current Year Quarter due to a decrease in licensing revenue from our Sharper Image Brand.

Other Revenue. Other revenue for the Current Quarter totaled zero, compared to $4.0 million in the Prior Year Quarter. The decrease of $4.0 million was due to the formation of a Lee Cooper U.S. joint venture in the Prior Year Quarter, for which there is no comparable transaction in the Current Quarter.

Operating Expenses. Total SG&A totaled $41.2 million for the Current Quarter as compared to $47.8 million for the Prior Year Quarter, a decrease of $6.6 million. SG&A in the entertainment segment decreased 36% from $23.7 million in the Prior Year Quarter to $15.1 million in the Current Quarter which was mainly due to decreased agent expenses as a result of lower revenues from the Peanuts brand associated with the ABC renewal. SG&A from the women’s segment increased 2% from $5.9 million in the Prior Year Quarter to $6.0 million in the Current Quarter. SG&A from the men’s segment increased 9% from $8.3 million in the Prior Year Quarter to $9.0 million in the Current Quarter primarily due to an increase in advertising expense. SG&A from the home segment increased 38% from $1.4 million in the Prior Year Quarter to $2.0 million in the Current Quarter mainly due to increased advertising. Corporate SG&A increased 7% from $8.5 million to $9.1 million primarily an increase in professional fees related to the transactions closed during the quarter.

Operating Income. Operating income for the Current Quarter decreased to $52.6 million, or approximately 56% of total revenue, compared to approximately $67.9 million or approximately 59% of total revenue in the Prior Year Quarter. Operating income from the entertainment segment was $8.0 million in the Current Quarter compared to $12.1 million in the Prior Year Quarter. Operating income from the women’s segment was $34.1 million in the Current Quarter compared to $35.6 million in the Prior Year Quarter. Operating income from the men’s operating segment was $11.6 million in the Current Quarter compared to $15.1 million in the Prior Year Quarter. Operating income from the home segment was $8.0 million in the Current Quarter compared to $9.6 million in the Prior Year Quarter. Corporate operating loss was $9.1 million in the Current Quarter compared to $4.5 million in the Prior Year Quarter.

Other Income- Net. Other Income- net was approximately $40.5 million for the Current Quarter as compared to $20.5 million for the Prior Year Quarter, an increase of $20.0 million. The increase in Other Income-net was related to (i) $47.4 in Other Income related to the non-cash gain in Current Quarter related to the fair value re-measurement of our original 50% interest in Iconix China compared to a $37.9 million non-cash gain in Prior Year Quarter related to the fair value re-measurement of our original 50% interest in Iconix Latin America ( see Note 3 to Notes to Consolidated Financial Statements for a description of this transaction), and (ii) a $10.5 million foreign currency translation gain in the Current Quarter, for which there was no comparable gain or loss in the Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 28.3% resulting in a $26.4 million income tax expense, as compared to an effective income tax rate of 28.9% in the Prior Year Quarter which resulted in the $25.5 million income tax expense. The decrease in the income tax rate relates to one-time charge for New York State taxes in the Prior Year Quarter.

Net Income. Our net income was approximately $66.8 million in the Current Quarter, compared to net income of approximately $62.8 million in the Prior Year Quarter, as a result of the factors discussed above.

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

Changes in Working Capital

At March 31, 2015 and December 31, 2014 the working capital ratio (current assets to current liabilities) was 2.26 to 1 and 2.76 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased approximately $19.7 million, from $52.7 million in the Prior Year Quarter to $33.1 million in the Current Quarter. After excluding the non-cash gain in Current Quarter related to the fair value re-measurement of our original 50% interest in Iconix China and the deferred taxes associated with that non-cash gain, the change in net cash provided by operating activities was primarily related to a decrease in the gains on sale of trademarks of $4.0 million, translation gains associated with our international operations of $10.5 million, as well as an aggregate increase in the net change in balance sheet items of approximately $5.1 million.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its interim principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, to allow timely decisions regarding required disclosure. Weaknesses were identified in certain of the Company’s review controls. In addition, as a result of the Special Committee’s review (as described in Note 12), and the subsequent review undertaken by the Audit Committee of the Board of Directors and current management, certain adjustments were noted that were subsequently recorded by the Company with respect to (i) the 2013 fiscal year and fourth quarter thereof, (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first and second quarters of 2015, to correct certain errors in accounting. These adjustments include the correction in errors regarding (i) the classification of contractually obligated expenses, retail support and other costs as selling, general and administrative expenses, as opposed to netting such expenses against licensing or other revenue, as applicable, (ii) inadequate support for revenue recognition relating to certain license agreements, and (iii) inadequate estimation of accruals related to retail support for certain license agreements.

As a result of the foregoing, the interim principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Notwithstanding the material weakness discussed in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2014 and the adjustments discussed above, our interim principal executive officer and principal financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

The interim principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2015 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect the Company’s internal control, except for the matters discussed in the previous paragraphs.

Material Weakness Previously Identified

We previously reported a material weakness in internal control over financial reporting related to the accounting for certain adjustments related to certain revenue and income adjustments in “Item 4. Controls and Procedures” in our Annual Report on Form 10-K/A for the year ended December 31, 2014, filed with the SEC on November 25, 2015. The Company’s current management team is implementing expanded review and monitoring controls in 2015 to address these findings and the adjustments discussed above.

PART II. Other Information

Item 1. Legal Proceedings.

See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2014, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K/A for the year ended December 31, 2014 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

As of March 31, 2015, goodwill represented approximately $239.2 million, or approximately 8% of our total consolidated assets, and trademarks and other intangible assets represented approximately $2,179.9 million, or approximately 72% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

Iconix Brand Group, Inc.
(Registrant)

Date: November 27, 2015	/s/ F. Peter Cuneo
F. Peter Cuneo
Interim Chief Executive Officer

Date: November 27, 2015	/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer