Form 10-Q/A
period 2015-06-30
ICONIX BRAND GROUP, INC.
filed 2015-11-27
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.2

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

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

Iconix Brand Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amended Filing”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, originally filed with the U.S. Securities and Exchange Commission, (“SEC”) on August 12, 2015 (the “Original Filing”), to restate our unaudited consolidated financial statements and related footnote disclosures as of June 30, 2015 and for the six month period ended June 30, 2015.

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

Items Amended in This Filing

This Amended Filing amends and restates the following items of the Company's Original Filing as of, and for the period ended June 30, 2015.

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

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2015 (restated)	December 31, 2014 (restated)
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$117,874	$128,019
Restricted cash	64,923	59,560
Accounts receivable, net	126,257	115,066
Deferred income tax assets	21,436	10,328
Other assets – current	49,780	66,781
Total Current Assets	380,270	379,754
Property and equipment:
Furniture, fixtures and equipment	23,435	22,704
Less: Accumulated depreciation	(15,839)	(14,946)
	7,596	7,758
Other Assets:
Other assets	52,341	63,334
Trademarks and other intangibles, net	2,183,447	2,024,541
Deferred financing costs, net	17,383	19,842
Investments and joint ventures	182,760	140,910
Goodwill	238,187	231,738
	2,674,118	2,480,365
Total Assets	$3,061,984	$2,867,877
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$45,173	$38,762
Deferred revenue	29,439	24,978
Current portion of long-term debt	347,918	61,123
Other liabilities – current	15,447	12,741
Total current liabilities	437,977	137,604
Deferred income tax liability	359,721	320,792
Long-term debt, less current maturities	1,130,667	1,332,954
Other liabilities	10,570	11,660
Total Liabilities	1,938,935	1,803,010
Redeemable Non-Controlling Interest	14,582	14,224
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 80,339 and 79,263, respectively	80	79
Additional paid-in capital	970,000	948,714
Retained earnings	883,997	805,526
Accumulated other comprehensive loss	(55,003)	(24,186)
Less: Treasury stock – 31,997 and 31,310 shares at cost, respectively	(836,256)	(812,429)
Total Iconix Brand Group, Inc. Stockholders’ Equity	962,818	917,704
Non-controlling interest	145,649	132,939
Total Stockholders’ Equity	1,108,467	1,050,643
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$3,061,984	$2,867,877

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (restated)	2014 (restated)	2015 (restated)	2014 (restated)
Licensing revenue	$96,221	$96,071	$190,018	$207,723
Other revenue	—	16,038	—	20,009
Total Revenue	96,221	112,109	190,018	227,732
Selling, general and administrative expenses	46,656	43,855	87,864	91,619
Operating income	49,565	68,254	102,154	136,113
Other expenses (income):
Interest expense	21,401	21,247	42,697	42,403
Interest income	(1,016)	(482)	(1,773)	(1,083)
Other income	(790)	—	(48,155)	(37,893)
Foreign currency translation loss (gain)	2,006	—	(8,494)	—
Equity earnings on joint ventures	(3,618)	(5,675)	(6,820)	(8,797)
Other expenses (income) – net	17,983	15,090	(22,545)	(5,370)
Income before income taxes	31,582	53,164	124,699	141,483
Provision for income taxes	12,193	18,539	38,558	44,066
Net income	$19,389	$34,625	$86,141	$97,417
Less: Net income attributable to non-controlling interest	$4,603	$3,463	$7,670	$6,537
Net income attributable to Iconix Brand Group, Inc.	$14,786	$31,162	$78,471	$90,880
Earnings per share:
Basic	$0.31	$0.64	$1.63	$1.85
Diluted	$0.30	$0.53	$1.55	$1.56
Weighted average number of common shares outstanding:
Basic	48,243	48,551	48,201	49,034
Diluted	49,595	58,595	50,752	58,237

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (restated)	2014 (restated)	2015 (restated)	2014 (restated)
Net income	$19,389	$34,625	$86,141	$97,417
Other comprehensive income:
Foreign currency translation gain (loss)	7,123	(2,332)	(31,116)	(2,620)
Change in fair value of available for sale securities	299	—	299	—
Total other comprehensive income	7,422	(2,332)	(30,817)	(2,620)
Comprehensive income	$26,811	$32,293	$55,324	$94,797
Less: comprehensive income attributable to non-controlling interest	4,603	3,463	7,670	6,537
Comprehensive income attributable to Iconix Brand Group, Inc.	$22,208	$28,830	$47,654	$88,260

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2015

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2015	79,263	$79	$948,714	$805,526	$(24,186)	$(812,429)	$132,939	$1,050,643
Issuance of common stock related to acquisition of interest in joint venture	465	0	15,703	—	—	—	—	15,703
Shares issued on vesting of restricted stock	596	1	—	—	—	—	—	1
Shares issued on exercise of stock options and warrants	15	0	—	—	—	—	—	0
Tax benefit of stock option exercises	—	—	44	—	—	—	—	44
Compensation expense in connection with restricted stock	—	—	5,897	—	—	—	—	5,897
Shares repurchased on the open market	—	—	—	—	—	(12,391)	—	(12,391)
Cost of shares repurchased on vesting of restricted stock	—	—	—	—	—	(11,436)	—	(11,436)
Change in redemption value of redeemable non-controlling interest	—	—	(358)	—	—	—	—	(358)
Change in fair value of available for sale securities	—	—	—	—	299	—	—	299
Net income	—	—	—	78,471	—	—	7,670	86,141
Foreign currency translation	—	—	—	—	(31,116)	—	—	(31,116)
Distributions to joint ventures	—	—	—	—	—	—	(7,293)	(7,293)
Non-controlling interest of acquired companies	—	—	—	—	—	—	12,333	12,333
Balance at June 30, 2015 (restated)	80,339	$80	$970,000	$883,997	$(55,003)	$(836,256)	$145,649	$1,108,467

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015 (restated)	2014 (restated)
Cash flows from operating activities:
Net income	$86,141	$97,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	809	1,404
Amortization of trademarks and other intangibles	1,724	2,468
Amortization of deferred financing costs	2,459	2,711
Amortization of convertible note discount	15,069	14,428
Stock-based compensation expense	5,899	8,247
Non-cash gain on re-measurement of equity investment	(47,365)	(37,893)
Provision for doubtful accounts	3,917	1,956
Earnings on equity investments in joint ventures	(6,820)	(8,797)
Distributions from equity investments	1,333	4,767
Gain on sale of fixed assets	(225)	—
Gain on sale of trademarks	—	(20,009)
Deferred income tax provision	22,862	25,644
Gain on foreign currency translation	(8,494)	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(13,689)	(21,509)
Other assets – current	19,007	6,239
Other assets	(1,617)	(2,581)
Deferred revenue	4,936	433
Accounts payable and accrued expenses	14,211	9,306
Net cash provided by operating activities	100,157	84,231
Cash flows used in investing activities:
Purchases of property and equipment	(802)	(851)
Acquisition of interest in Iconix China, net of cash acquired	(20,400)	—
Acquisition of interest in Pony	(37,000)	—
Acquisition of interest in Strawberry Shortcake	(105,000)	—
Acquisition of interest in Iconix Latin America	—	(42,000)
Additional investments in joint ventures	—	(2,500)
Proceeds from sale of trademarks and related notes receivable	13,372	9,168
Proceeds from sale of fixed assets	223	—
Additions to trademarks	(108)	(295)
Net cash used in investing activities	(149,715)	(36,478)
Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(12,391)	(144,312)
Proceeds from Variable Funding Notes	100,000	—
Payment of long-term debt	(30,562)	(30,624)
Additional payment to Purim	(2,000)	—
Distributions to non-controlling interests	(7,293)	(8,445)
Excess tax benefit from share-based payment arrangements	44	1,172
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(3,156)	(13,971)
Proceeds from exercise of stock options and warrants	—	3,440
Restricted cash	(5,362)	(1,696)
Net cash provided by (used in) financing activities	39,280	(194,436)
Effect of exchange rate changes on cash	133	(242)
Net decrease in cash and cash equivalents	(10,145)	(146,925)
Cash and cash equivalents, beginning of period	128,019	278,789
Cash and cash equivalents, end of period	$117,874	$131,864

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
(in thousands)	2015 (restated)	2014 (restated)
Cash paid during the period:
Income taxes (net of refunds received)	$(12,546)	$3,508
Interest	$23,736	$24,448
Non-cash investing and financing activities:
Sale of trademarks for note receivable	$—	$22,138
Issuance of shares in connection with purchase of Iconix China	$15,703	$—
Note receivable in connection with Strawberry Shortcake acquisition	$9,470	$—
Shares repurchased on vesting of restricted stock included in accrued expenses	$11,436	$—

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

As previously disclosed, the Company’s Board of Directors formed a Special Committee consisting of independent directors to review the accounting treatment related to certain of the Company’s transactions. The Special Committee has completed its review as of the date of this Amendment No. 2 on this Form 10-Q/A. See Note 12 for further information on the result of the Special Committee’s review.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Amendment No. 2 on Form 10-K/A for the year ended December 31, 2014 (“FY 2014”), filed on November 25, 2015.

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		June 30, 2015		December 31, 2014
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks and copyrights	Indefinite	$2,171,953	$—	$2,012,333	$—
Definite-lived trademarks	10-15	19,629	11,537	19,629	10,985
Non-compete agreements	2-15	940	568	940	450
Licensing contracts	1-9	25,140	22,110	24,323	21,249
		$2,217,662	$34,215	$2,057,225	$32,684
Trademarks and other intangibles, net			$2,183,447		$2,024,541

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

For the Current Quarter and Current Six Months, post-acquisition, the Company recognized approximately $0.7 million and $1.1 million in revenue from Pony Holdings. The $0.3 million of goodwill resulting from the 2015 acquisition is deductible for income tax purposes.

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

4. Other Revenue

The following table details transactions comprising other revenue in the consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
LCP (see Note 3)	$—	$—	$—	$3,971
Iconix SE Asia (see Note 3)	—	8,251	—	8,251
Sharper Image- eCommerce/Domain Name	—	7,787	—	7,787
Total other revenue	$—	$16,038	$—	$20,009

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

The Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all of Iconix’s United States and Canadian revenue-generating assets (the “Securitized Assets”), consisting principally of its intellectual property and license agreements for the use of its intellectual property, were transferred to and are currently held by the Co-Issuers. The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiaries that own the Badgley Mischka trademarks, the Ecko Unltd trademarks, the Mark Ecko trademarks, the Umbro trademarks, the Lee Cooper trademarks, and the Strawberry Shortcake trademarks, (y) the Iconix subsidiaries that own Iconix’s other brands outside of the United States and Canada or (z) the joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Artful Dodger trademarks, the Modern Amusement trademarks and the Buffalo trademarks, the Pony trademarks, the Nick Graham trademarks, the Hydraulic trademarks and a 50% interest in the Ice Cream trademarks, and the Billionaire Boys Club trademarks.

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

Reportable data for the Company’s operating segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (restated)	2014 (restated)	2015 (restated)	2014 (restated)
Licensing and other revenue:
Men's	$23,220	$25,742	$43,819	$49,120
Women's	40,062	39,985	80,151	81,437
Home	9,068	11,242	19,014	22,221
Entertainment	23,871	19,102	47,034	54,945
Corporate	—	16,038	—	20,009
	$96,221	$112,109	$190,018	$227,732
Operating income (loss):
Men's	$15,157	$14,970	$26,714	$30,076
Women's	33,634	34,595	67,695	70,148
Home	7,367	9,416	15,361	18,985
Entertainment	7,511	3,498	15,555	15,610
Corporate	(14,104)	5,775	(23,171)	1,294
	$49,565	$68,254	$102,154	$136,113

Licensing and other revenue by category:
Direct-to-retail license	$42,663	$46,176	$84,549	$89,229
Wholesale licenses	41,715	42,122	82,702	86,573
Other licenses	11,843	7,773	22,767	31,921
Other revenue	—	16,038	—	20,009
	$96,221	$112,109	$190,018	$227,732
Licensing and other revenue by geographic region:
United States	$66,320	$73,755	$133,221	$156,025
Japan	7,951	7,630	16,010	16,518
Other (1)	21,950	30,724	40,787	55,189
	$96,221	$112,109	$190,018	$227,732

(1)	No single country represented 10% of the Company’s revenues in the periods presented.

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

Adjustments to the Company’s previously reported consolidated statements of income and comprehensive income for the Current Quarter and Prior Year Quarter, and the Current Six Months and Prior Year Six Months, are identified in the tables below:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Licensing revenue	$98,459	$(2,238)	$96,221	$193,846	$(3,828)	$190,018
Other revenue	-	-	-	-	-	-
Total revenue	98,459	(2,238)	96,221	193,846	(3,828)	190,018
Selling, general and administrative expenses	49,087	(2,431)	46,656	93,242	(5,378)	87,864
Operating income	49,372	193	49,565	100,604	1,550	102,154
Interest income	(1,182)	166	(1,016)	(1,996)	223	(1,773)
Other expenses (income) - net	17,817	166	17,983	(22,768)	223	(22,545)
Income before taxes	31,555	27	31,582	123,372	1,327	124,699
Provision for income taxes	12,184	9	12,193	38,094	464	38,558
Net income	19,371	18	19,389	85,278	863	86,141

Net income attributable to Iconix Brand Group, Inc.	14,768	18	14,786	77,608	863	78,471

Earnings per share:
Basic	$0.31	$0.00	$0.31	$1.61	$0.02	$1.63
Diluted	$0.30	$0.00	$0.30	$1.53	$0.02	$1.55

Comprehensive income	26,793	18	26,811	54,461	863	55,324
Comprehensive income attributable to Iconix Brand Group, Inc.	22,190	18	22,208	46,791	863	47,654

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Licensing revenue	$97,542	$(1,471)	$96,071	$209,709	$(1,986)	$207,723
Other revenue	21,401	(5,363)	16,038	25,372	(5,363)	20,009
Total revenue	118,943	(6,834)	112,109	235,081	(7,349)	227,732
Selling, general and administrative expenses	44,293	(438)	43,855	92,495	(876)	91,619
Operating income	74,650	(6,396)	68,254	142,586	(6,473)	136,113

Income before taxes	59,560	(6,396)	53,164	147,956	(6,473)	141,483
Provision for income taxes	20,778	(2,239)	18,539	46,332	(2,266)	44,066
Net income	38,782	(4,157)	34,625	101,624	(4,207)	97,417

Net income attributable to Iconix Brand Group, Inc.	35,319	(4,157)	31,162	95,087	(4,207)	90,880

Earnings per share:
Basic	$0.73	$(0.09)	$0.64	$1.94	$(0.09)	$1.85
Diluted	$0.60	$(0.07)	$0.53	$1.63	$(0.07)	$1.56

Comprehensive income	36,450	(4,157)	32,293	99,004	(4,207)	94,797
Comprehensive income attributable to Iconix Brand Group, Inc.	32,987	(4,157)	28,830	92,467	(4,207)	88,260

Note 13. Other Assets- Current and Long-Term

Other Assets – Current

	June 30, 2015 (restated)	December 31, 2014 (restated)
Other assets- current consisted of the following:
Notes receivables on sale of trademarks	$23,374	$24,219
Note receivable in connection with Strawberry Shortcake acquisition (1)	5,767	—
Prepaid advertising	4,570	6,633
Prepaid expenses	1,427	724
Short-term receivable- Beagle note receivable	—	2,085
Deferred charges	2,561	1,191
Prepaid taxes	6,462	26,448
Prepaid insurance	370	439
Due from related parties	3,187	3,331
Other current assets	2,062	1,711
	$49,780	$66,781

Other Assets – Long-Term

	June 30, 2015 (restated)	December 31, 2014 (restated)
Other noncurrent assets consisted of the following:
ABC Commitment	$12,914	$14,644
Notes Receivable	29,805	38,697
Prepaid Interest	8,876	9,265
Deposits	621	633
Other noncurrent assets	125	95
	52,341	63,334

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

Note 16. Accounting Pronouncements

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

Note 18. Subsequent Event

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (restated)	2014 (restated)	2015 (restated)	2014 (restated)
Licensing and other revenue:
Men's	$23,220	$25,742	$43,819	$49,120
Women's	40,062	39,985	80,151	81,437
Home	9,068	11,242	19,014	22,221
Entertainment	23,871	19,102	47,034	54,945
Corporate	—	16,038	—	20,009
	$96,221	$112,109	$190,018	$227,732
Operating income (loss):
Men's	$15,157	$14,970	$26,714	$30,076
Women's	33,634	34,595	67,695	70,148
Home	7,367	9,416	15,361	18,985
Entertainment	7,511	3,498	15,555	15,610
Corporate	(14,104)	5,775	(23,171)	1,294
	$49,565	$68,254	$102,154	$136,113

Highlights of Current Quarter

•	Q2 Licensing revenue up .01% as compared to the Prior Year Quarter
•	Excluding the effect of foreign exchange rates, licensing revenue increased 5%

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total licensing revenue for the Current Quarter was $96.2 million, a .02% increase as compared to $96.1 million for the Prior Year Quarter. Total licensing revenue was negatively impacted by approximately $3.7 million due to foreign exchange rates. The entertainment segment increased 25% from $19.1 million in the Prior Year Quarter to $23.9 million in the Current Quarter mainly due to strong overall business from our Peanuts brand and additional revenue from our recently completed purchase of the Strawberry Shortcake brand. The women’s segment was relatively flat, from $40.0 million in the Prior Year Quarter to $40.1 million in the Current Quarter. The men’s segment decreased 10% from $25.7 million in the Prior Year Quarter to $23.2 million in the Current Quarter mainly due to weakness in our Rocawear and Ecko brands. In addition, the decrease is also attributable to revenue related to Lee Cooper within international joint ventures formed in 2014, which are not included in licensing revenue for the Current Quarter. The home segment decreased 19% from $11.2 million in the Prior Year Quarter to $9.1 million in the Current Quarter mainly due to a decrease in our Sharper Image brand partially related to the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark in June 2014.

Other Revenue. Other revenue for the Current Quarter totaled zero, compared to $16 million in the Prior Year Quarter. The decrease of $16 million was due to (i) a $8.6 million gain realized on the sale of certain trademarks to our Iconix SE Asia joint venture and (ii) $7.8 million gain on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark in the Prior Year Quarter, for which there were no comparable transactions in the Current Quarter.

Operating Expenses. Total operating expenses (“SG&A”) was $46.7 million for the Current Quarter as compared to $43.9 million for the Prior Year Quarter, an increase of $2.8 million. SG&A in the entertainment segment increased 5% from $15.6 million in the Prior Year Quarter to $16.4 million in the Current Quarter which was mainly due to increased agent expenses as a result of higher international revenues in the Peanuts brand. SG&A from the women’s segment increased 19% from $5.4 million in the Prior Year Quarter to $6.4 million in the Current Quarter mainly due to advertising for the Mudd brand. SG&A from the men’s segment decreased 25% from $10.8 million in the Prior Year Quarter to $8.1 million in the Current Quarter mainly due to $3 million decrease in compensation costs.  SG&A from the home segment decreased 7% from $1.8 million in the Prior Year Quarter to $1.7 million in the Current Quarter mainly due to decreased compensation costs. Corporate SG&A increased 37% from $10.3 million to $14.1 million mainly due to increased professional fees of $2.0 million as a result of the continuing correspondence with the Staff and the Special Committee’s review (See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements).

Operating Income. Total operating income for the Current Quarter decreased to $49.6 million, or approximately 52% of total revenue, compared to approximately $68.3 million or approximately 61% of total revenue in the Prior Year Quarter. Operating income from the entertainment segment was $7.5 million in the Current Quarter compared to $3.5 million in the Prior Year Quarter. Operating income from the women’s segment was $33.6 million in the Current Quarter compared to $34.6 million in the Prior Year Quarter. Operating income from the men’s operating segment was $15.2 million in the Current Quarter compared to $15.0 million in the Prior Year Quarter. Operating income from the home segment was $ 7.4 million in the Current Quarter compared to $9.4 million in the Prior Year Quarter. Corporate operating loss was $14.1 million in the Current Quarter compared to operating income of $5.8 million in the Prior Year Quarter.

Other Expenses-Net. Other expenses- net were approximately $18 million for the Current Quarter as compared to $15.1 million for the Prior Year Quarter, an increase of $2.9 million. The increase in other expenses-net was primarily related to a $2.0 million foreign currency translation loss in the Current Quarter, for which there was no comparable gain or loss in the Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 38.6% resulting in a $12.2 million income tax expense, as compared to an effective income tax rate of 34.9% in the Prior Year Quarter which resulted in the $18.5 million income tax expense. The increase in our effective tax rate primarily relates to a smaller portion of our income being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $19.4 million in the Current Quarter, compared to net income of approximately $34.6 million in the Prior Year Quarter, as a result of the factors discussed above.

Current Six Months compared to Prior Year Six Months

Licensing Revenue. Total licensing revenue for the Current Six Months totaled $190 million, an 9% decrease as compared to $207.7 million for the Prior Year Six Months. Total licensing revenue was negatively impacted by approximately $6.5 million due to foreign exchange rates. In addition, total licensing revenue in the 2014 period included $17.1 million of revenue related to the 5-year renewal of the Peanuts specials with ABC for which there is no comparable revenue in the Current Six Months. After excluding the effect of foreign exchange rates and revenue related to the ABC renewal in the Prior Year Six Months, licensing revenue increased approximately 1%. Licensing revenue from the entertainment segment decreased 14% from $54.9 million in the Prior Year Six Months to $47 million in the Current Six Months mainly due to a decrease in our Peanuts revenue related to the renewal of Peanuts specials with ABC, which was $17.1 million in the Prior Year Six Months for which there was no comparable revenue in the Current Six Months, partially offset by additional revenue in the Current Six Months from our recently completed purchase of the Strawberry Shortcake brand. Licensing revenue from the women’s segment decreased 2% from $81.4 million in the Prior Year Six Months to $80.2 million in the Current Six Months mainly due to general weakness in revenue from our Rampage and Bongo brands. Licensing revenue from the men’s segment decreased 11% from $49.1 million in the Prior Year Six Months to $43.8 million in the Current Six Months mainly due to general weakness in revenue from our Ecko and Rocawear brands, as well as revenue related to Lee Cooper within international joint ventures formed in 2014, which are not included in licensing revenue for the Current Six Months. Licensing revenue from the home segment decreased 14% from $22.2 million in the Prior Year Six Months to $19.0 million in the Current Six Months mainly due to a decrease in our Sharper Image brand partially related to the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark in June 2014.

Other Revenue. Other revenue for the Current Six Months totaled zero, compared to $20 million in the Prior Year Six Months. The decrease of $20 million was due to (i) a $8.3 million gain realized on the sale of certain trademarks to our Iconix SE Asia joint venture, (ii) $7.8 million gain on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark, and (iii) $4.0 million due to the formation of a Lee Cooper U.S. joint venture in the Prior Year Six Months, for which there were no comparable transactions in the Current Six Months.

Operating Expenses. Total SG&A totaled $87.9 million for the Current Six Months compared to $91.6 million for the Prior Year Six Months, an decrease of $3.7 million. SG&A in the entertainment segment decreased 20% from $39.3 million in the Prior Year Six Months to $31.4 million in the Current Six Months which was mainly due to talent expenses related to the Peanuts specials with ABC in the Prior Year Six Months. SG&A in the women’s segment increased 10% from $11.3 million in the Prior Six Months to $12.5 million in the Current Six Months mainly due to advertising for the Mudd brand. SG&A in the men’s segment decreased 10% from $19 million in the Prior Six Months to $17.1 million in the Current Six Months mainly due to the Umbro decreased compensation costs. SG&A in the home segment increased 13% from $3.2 million in the Prior Year Six Months to $3.7 million in the Current Six Months mainly due to increased advertising for the Royal Velvet brand. Corporate expenses increased 24% from $18.7 million in the Prior Year Six Months to $23.2 million in the Current Six Months mainly due to increased professional fees of $2.4 million as a result of the continuing correspondence with the Staff and the Special Committee’s review (See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements).

Operating Income. Total operating income for the Current Six Months decreased to $102.2 million, or approximately 54% of total revenue, compared to $136.1 million or approximately 60% of total revenue in the Prior Year Six Months. Operating income from the entertainment segment was $15.5 million in the Current Six Months compared to $15.6 million in the Prior Year Six Months. Operating income from the women’s segment was $67.7 in the Current Six Months compared to $70.1 million in the Prior Year Six Months. Operating income from the men’s operating segment was $26.7 million in the Current Six Months compared to $30.1 million in the Prior Year Six Months. Operating income from the home segment was $15.4 million in the Current Six Months compared to $19.0 million in the Prior Year Six Months. Corporate operating loss was $23.1 million in the Current Six Months compared to operating income of $1.3 million in the Prior Year Six Months.

Other Income – Net. Other income – net was approximately $22.5 million in the Current Six Months as compared to $5.4 million in the Prior Year Six Months. This increase of $17.4 million was mainly due to (i) $47.4 million related to the non-cash gain on the fair value re-measurement of our original 50% interest in Iconix China compared to a $37.9 million non-cash gain in the Prior Year Quarter related to the fair value re-measurement of our original 50% interest in Iconix Latin America (see Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of this transaction), and (ii) an $8.5 million foreign currency translation gain in the Current Six Months for which there is no comparable gain or loss in the Prior Year Six Months.

Provision for Income Taxes. The effective income tax rate for the Current Six Months is approximately 30.9% resulting in a $38.6 million income tax expense, as compared to an effective income tax rate of 31.2% in the Prior Year Six Months which resulted in the $44.1 million income tax expense. The decrease in our effective tax rate primarily relates to a one-time charge for New York State taxes in the Prior Year Six Months, offset by a smaller portion of our income in the Current Six Months as compared to the Prior Year Six Months being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $86.1 million in the Current Six Months, compared to net income of approximately $97.4 million in the Prior Year Six Months, as a result of the factors discussed above.

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

Changes in Working Capital

At June 30, 2015 and December 31, 2014 the working capital ratio (current assets to current liabilities) was 0.87 to 1 and 2.76 to 1, respectively.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its interim principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our interim principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  The Company determined it had inadequate review controls related to the preparation of timely and accurate financial statements.  The lack of adequate review controls also resulted in the restatement adjustments noted in the following paragraph. As a result of this, the interim principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

As a result of the Special Committee’s review (as described in Note 12), and the subsequent review undertaken by the Audit Committee of the Board of Directors and current management, certain adjustments were noted that were subsequently recorded by the Company in this Amendment No. 2 on Form 10-Q/A  with respect to (i) the 2013 fiscal year and fourth quarter thereof, (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first and second quarters of 2015, to correct certain errors in accounting. These adjustments include the correction of errors regarding (i) the classification of contractually obligated expenses, retail support and other costs as selling, general and administrative expenses, as opposed to netting such expenses against licensing or other revenue, as applicable, (ii) inadequate support for revenue recognition relating to certain license agreements, and (iii) inadequate estimation of accruals related to retail support for certain license agreements.

Notwithstanding the material weakness discussed above, our interim principal executive officer and principal financial officer have concluded that the financial statements included in this Amendment No. 2 on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.  The new executives are implementing expanded review and monitoring controls in 2015 to address these findings.

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

Material Weakness Previously Identified

We previously reported a material weakness in internal control over financial reporting related to the accounting for certain adjustments related to certain revenue and income adjustments in “Item 4. Controls and Procedures” in our Amendment No. 2 on Form 10-K/A for the year ended December 31, 2014, filed on November 25, 2015. The Company’s current management team is implementing expanded review and monitoring controls in 2015 to address these findings and the adjustments discussed above.

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

As of June 30, 2015, goodwill represented approximately $238.2 million, or approximately 7.8% of our total consolidated assets, and trademarks and other intangible assets represented approximately $2,183.4 million, or approximately 71.3% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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