Form 10-K
period 2015-12-31
ICONIX BRAND GROUP, INC.
filed 2016-03-30
CIK 857737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2015 was approximately $1,204.6 million. As of March 22, 2016,  48,537,725 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held in 2016 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

ICONIX BRAND GROUP, INC. - FORM 10-K

Unless the context requires otherwise, references in this Form 10-K to the “Company,” “Iconix,” “we,” “us,” “our,” or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

General

Iconix Brand Group is a brand management company and owner of a diversified portfolio of over 35 global consumer brands across women’s, men’s, entertainment and home industry segments. The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

As of December 31, 2015, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Badgley Mischka ®, Joe Boxer ® , Rampage  ® , Mudd  ®  , London Fog  ®  , Mossimo  ®  , Ocean Pacific/OP  ®  , Danskin/Danskin Now ®  , Rocawear  ®  /Roc Nation  ®  , Cannon  ®  , Royal Velvet  ®  , Fieldcrest  ®  , Charisma  ®  , Starter  ®  , Waverly  ®  , Ecko Unltd  ®  /Mark Ecko Cut & Sew  ®  , Zoo York  ®  , Sharper Image  ®  , Umbro  ® , Lee Cooper  ® , Strawberry Shortcake ® and Artful Dodger  ®; and interest in Material Girl  ®  , Peanuts  ®  , Ed Hardy  ®  , Truth or Dare  ®  , Billionaire Boys Club  ®  , Ice Cream  ®  , Modern Amusement  ®  , Buffalo ®  , Nick Graham  ®  Hydraulic  ®, and PONY ®.

The Company seeks to monetize the Intellectual Property (herein referred to as “IP”) related to its brands throughout the world and in all relevant categories by licensing directly with leading retailers (herein referred to as “direct to retail” or “DTR”), through consortia of wholesale licensees, through joint ventures in specific territories and via other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels from the mass tier to the luxury market and, in the case of the Peanuts and Strawberry Shortcake brands, through various media outlets, including television, movies, digital and mobile content. The licensees are responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with marketing, advertising and promotional campaigns designed to increase brand awareness. Additionally the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.  In the case of Peanuts and Strawberry Shortcake brands, we also provide content for licensed media categories.

Globally, the Company has over 50 direct-to-retail licenses and more than 1,700 total licenses. Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and without inventory, production or distribution costs or risks, and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows. As of January 1, 2016, the Company had over $850 million of aggregate guaranteed royalty revenue over the terms of its existing contracts excluding renewals.

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

Since October 2004, the Company has acquired the following brands:

Date acquired	Brand
October 2004	Badgley Mischka(4)
July 2005	Joe Boxer
September 2005	Rampage
April 2006	Mudd
August 2006	London Fog
October 2006	Mossimo
November 2006	Ocean Pacific/ OP
March 2007	Danskin/ Danskin Now
March 2007	Rocawear/ Roc Nation
October 2007	Official-Pillowtex brands (Cannon, Royal Velvet, Fieldcrest and Charisma)
December 2007	Starter
October 2008	Waverly
October 2009, July 2011	Zoo York(1)
October 2011	Sharper Image
November 2012	Umbro
February 2013	Lee Cooper(2)
October 2009, May 2013	Ecko Unltd/ Marc Ecko Cut & Sew(3)
March 2015	Strawberry Shortcake

[1]

In July 2011, the Company, through its wholly-owned subsidiary ZY Holdings, purchased the Zoo York brand and related assets from its IPH Unltd joint venture, increasing the Company’s effective ownership in the Zoo York brand from 51% to 100%.

[2]	In March 2014 the Company sold 50% of its Lee Cooper marks in the United States to its then newly formed joint venture, LC Partners.
[3]

In May 2013, the Company purchased the remaining 49% of the equity interest in IPH Unltd from its minority partner, increasing the Company’s effective ownership of the Ecko portfolio of brands from 51% to 100%.

[4]	In March 2016, the Company sold the rights to the Badgley Mischka intellectual property to Titan Industries, Inc. Refer to Note 19 in Notes to Consolidated Financial Statements for further details.

In addition to the acquisitions above, the Company has acquired ownership interests in the following brands through its investments in joint ventures as of December 31, 2015:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix’s Interest
November 2007	Artful Dodger	Scion(2)	100%
May 2009, April 2011	Ed Hardy(1)	Hardy Way	85%
March 2010	Material Girl and Truth or Dare	MG Icon	50%
June 2010	Peanuts	Peanuts Holdings	80%
May 2012	Ice Cream, Billionaire Boys Club	Scion(3)	25%
December 2012	Modern Amusement	Icon Modern Amusement	51%
February 2013	Buffalo	Alberta ULC	51%
October 2014	Nick Graham	NGX	51%
December 2014	Hydraulic	Hydraulic IP Holdings	51%
February 2015	PONY	US Pony Holdings, LLC	75%

(1)	In April 2011, the Company acquired an additional interest in Hardy Way LLC, increasing its effective ownership of the brand from 50% to 85%.
(2)

In July 2015, the Company acquired the remaining 50% interest in Scion, increasing its effective ownership of the brand from 50% to 100%.  Refer to Note 3 in Notes to Consolidated Financial Statements for further details.

(3)	In January 2016, the Company sold its interest in the BBC and Ice Cream brands within the Scion joint venture. Refer to Note 19 in Notes to Consolidated Financial Statements for further details.

As of December 31, 2015, the Company was party to the following joint ventures to develop and market its brands in specific international markets, herein collectively referred to as the Company’s “International Joint Ventures”:

Date Created	Investment /Joint Venture	Iconix’s Interest
September 2008	Iconix China(3)	100%
December 2008	Iconix Latin America(2)	100%
December 2009	Iconix Europe(1)	51%
May 2012	Iconix India	50%
June 2013	Iconix Canada	50%
September 2013	Iconix Australia	50%
October 2013	Iconix Southeast Asia	50%
December 2013	Iconix Israel	50%
December 2014	Iconix Middle East	50%

(1)

In January 2014, the Company purchased an additional 1% of the equity interests in Iconix Europe from its partner, increasing the Company’s effective ownership from 50% to 51% and acquiring additional rights resulting in effective control.

(2)	In February 2014, the Company purchased 50% of the outstanding equity interests in Iconix Latin America from its partner, increasing the Company’s ownership from 50% to 100%.
(3)	In March 2015, the Company purchased 50% of the outstanding equity interests in Iconix China from its partner, increasing the Company’s ownership from 50% to 100%.

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

The Company’s brands

The Company owns a diversified portfolio of over 35 iconic brands across women’s, men’s, home and entertainment. The Company’s objective is to grow its existing portfolio organically, both domestically and internationally, and acquire new brands, both of which leverages its brand management expertise, platform and infrastructure, and where third parties offer similar leverage of their relationships and infrastructures, enter into joint ventures or other partnerships. To achieve this objective, the Company intends to:

•

extend its existing brands by adding additional product categories, expanding the brands’ distribution and retail presence and optimizing its licensees’ sales through marketing that increases consumer awareness and loyalty;

•	continue its international expansion through additional licenses, partnerships, joint ventures and other arrangements with leading retailers and wholesalers worldwide;
•

continue acquiring consumer brands or the rights to such brands with high consumer awareness, broad appeal, applicability to a range of product categories and an ability to diversify the Company’s portfolio; and

•	use advertising and marketing to keep brands relevant and create long term value.

In managing its brands, the Company seeks to capitalize on its heritage and authenticity, while simultaneously working to keep its brands relevant to today’s consumer.

Brands Wholly-Owned by Iconix:

Women’s Brands

Candie’s. Candie’s is known primarily as a junior lifestyle brand, with products in the footwear, apparel and accessories categories, and the brand has achieved high recognition for its flirty and fun image and affiliations with celebrity spokespeople. Candie’s was established as a brand in 1977 and is Iconix’s longest held trademark. The primary licensee for Candie’s is Kohl’s Department Stores, Inc., herein referred to as Kohl’s, which commenced the roll out of the brand in July 2005 in all of its stores in the United States with a multi-category line of Candie’s lifestyle products, including sportswear, denim, footwear, handbags and intimate apparel.  Celebrity spokespeople for the Candie’s brand over the past two decades have included Jenny McCarthy, Destiny’s Child, Kelly Clarkson, Hilary Duff, Fergie, Hayden Panetierre, Britney Spears, Vanessa Hudgens, Lea Michele, Carly Rae Jepsen, Bella Thorne  and currently, Fifth Harmony. The brand is licensed in Latin America, Southeast Asia, India and Korea and is sold through more than 700 Candie’s retail locations in China.

Bongo. The Bongo brand is positioned as a California lifestyle brand, with a broad range of women’s and children’s casual apparel and accessories, including denim, sportswear, eyewear, footwear and watches. The brand was established in 1982. In February 2010, the Company signed an exclusive direct-to-retail license agreement with Kmart Corporation, a wholly-owned subsidiary of Sears Holding Corporation (herein referred to as Kmart/Sears), for the brand in the United States. Bongo is a highly visible brand at Sears, with strong presence across women’s apparel, accessories and footwear. Celebrity spokespeople for the Bongo brand have included Liv Tyler, Rachel Bilson, Nicole Richie, Vanessa Minnillo, Kim Kardashian, Jesse McCartney, Audrina Patridge, Lucy Hale and, currently, actress Vanessa Hudgens. The Bongo brand is also licensed in Latin America.

Badgley Mischka. The Badgley Mischka brand is known as a luxury couture eveningwear brands. The brand was established in 1988 and was acquired by the Company in October 2004. Badgley Mischka products are sold in the United States through luxury department and specialty stores, including Bergdorf Goodman, Neiman Marcus and Saks Fifth Avenue, with its largest retail categories being women’s apparel, bridal, footwear, handbags and other accessories. Badgley Mischka products are distributed internationally, primarily by our licensees based in the United States and, also, through 12 Badgley Mischka retail locations in China. The brand is also licensed in Europe, the Middle East, Korea and Canada.  The Company sold the Badgley Mischka brand in March 2016.

Joe Boxer. Joe Boxer is a highly recognized lifestyle brand known for its irreverent and humorous image and provocative promotional events. The brand was established in 1985 and was acquired by the Company in July 2005. Since August 2001, Kmart/Sears has held the exclusive license for the brand in the United States covering apparel, fashion accessories and home products for men, women, teens and children. In recent years, Joe Boxer has been known for its memorable musical ad campaigns on television and social media, such as "Ring in the Holidays." The campaign drove added traffic to Kmart for Joe Boxer pieces during the holiday season.  The brand is also licensed in Europe, Latin America, and Southeast Asia.

Rampage. Rampage was established in 1982 and is known as a contemporary/junior women’s sportswear brand. The brand was acquired by the Company in September 2005. Rampage products are sold through better department stores such as Macy’s and Belk Stores, with the largest retail categories being footwear, outerwear, intimate apparel and swimwear. Supermodels Petra Nemcova, Gisele Bundchen and Bar Rafaeli have previously been the spokespersons for the Rampage brand and have modeled for its campaigns in past seasons. The brand is also licensed in Latin America, South Korea and Canada.

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

London Fog. London Fog is a classic brand known worldwide for its outerwear, cold weather accessories, umbrellas, luggage and travel products. The brand was established over 80 years ago and was acquired by the Company in August 2006. The brand is sold in a variety of categories through wholesale licenses in the United States, primarily through the department store channel including Macy’s and Dillards Department Store. Further, the Company has a direct-to-retail license agreement for London Fog with Hudson’s Bay Corporation in Canada, covering outerwear, apparel, accessories and lifestyle products. In recent years, the celebrity spokespeople for the brand have been Christina Hendricks and Nicole Scherzinger. Most recently, the London Fog spokespersons are Neil Patrick Harris and David Burtka. The brand is also licensed in Latin America, Europe, India and Korea and is sold through more than 60 London Fog retail locations in China.

Mossimo. Mossimo is known as a contemporary, active and youthful lifestyle brand and is one of the largest apparel brands in the United States. The brand was established in 1986 and acquired by the Company in October 2006. Since 2000, Target Corporation, herein referred to as Target, has held the exclusive license in the United States and Canada, covering apparel products for men, women and children, including casual sportswear, denim, swimwear, bodywear, watches, handbags and other fashion accessories. Target sells Mossimo apparel and other products chain-wide. The brand is also licensed on a direct-to-retail basis to Falabella Retail S.A. in Latin America and to wholesale licensees in Europe, Latin America, Southeast Asia, Australia, India and Japan.

Ocean Pacific/OP. (58% Women’s, 42% Men’s) Ocean Pacific and OP are global action-sports lifestyle apparel brands which trace their heritage to Ocean Pacific’s roots as a 1960’s surfboard label. The Company acquired the Ocean Pacific/OP brands in November 2006 and in 2007, the OP business in the United States was converted to a direct-to-retail license with Wal-Mart Stores, Inc. (herein referred to as Wal-Mart). In Spring 2008, OP launched exclusively in select Wal-Mart stores in the United States, and was expanded to all stores in 2009. Currently the brand is distributed by Wal-Mart as a direct-to-retail license in the United States, Canada, parts of Latin America and the Middle East, with products that include apparel, footwear and swim for men, women and children. OP is distributed via a direct-to-retail license with Sports Direct in Europe. Celebrity endorsers for the brand include Ashley Tisdale, Sarah Hyland and Matt Lanter, and most recently Hannah Davis. The brand is also licensed via wholesalers in certain parts of Latin America and Europe.

Danskin/Danskin Now. Danskin is a 126 year-old iconic brand of women’s activewear, ath-leisure, legwear, dancewear, yoga apparel and fitness equipment, which the Company acquired in March 2007. Danskin has maintained a legacy of health, strength and female empowerment in its core values. During the year ended December 31, 2014 (“FY 2014”), Danskin extended its contract with Giuliana Rancic to remain the face of its marketing campaign to authentically represent these attributes. The primary license for the Danskin brand is a direct-to-retail license with Wal-Mart for Danskin Now in the United States, Canada and parts of Latin America covering a wide range of women’s and girl’s apparel, activewear, ath-leisure, footwear, accessories and fitness equipment in every store. In addition, the Danskin brand continues to be sold through better department, mid-tier, specialty and sporting goods stores, as well as through Danskin.com by wholesale licensees in the United States. In 2014, the brand re-launched its e-commerce site, blog, and expanded its social media efforts. Sustaining its heritage with dance, Danskin formed a new partnership with the School of American Ballet and continued its support of the New York City Ballet.  The Danskin brand is also licensed in Latin America and Europe.

Men’s Brands:

Rocawear/Roc Nation. Rocawear is a leading youth culture brand, established by Shawn “Jay-Z” Carter and his partners in 1999. The Company acquired the Rocawear brand in March 2007. Rocawear is currently licensed in the United States in a variety of categories, including men’s, women’s and kids’ apparel, outerwear, footwear, jewelry and handbags. Rocawear products are sold primarily through department and specialty stores nationwide. The brand is also licensed in Europe, Japan, Latin America, Canada and Southeast Asia.  In July 2013, the Company acquired the global rights to the “Roc Nation” name, a higher-end halo brand of Rocawear, associated with the Roc Nation entertainment and talent agency currently licensed in the U.S.

Starter. Founded in 1971, Starter is one of the original brands in licensed team sports merchandise and is a highly recognized brand of athletic apparel and footwear. The Company acquired Starter in December 2007. At the time of the acquisition, the brand was distributed in the United States primarily at Wal-Mart through a number of wholesale licensees. In July 2008, the brand was converted to a direct-to-retail license with Wal-Mart and is currently sold in all stores in the United States and Canada. The Starter brand has been worn by some of the greatest athletes in MLB, NBA, NFL and NHL and the 2015 ambassadors for the brand included Kevin Love and Eric Decker. Most recently, the Company has partnered with all the major professional sports leagues and over one hundred NCAA universities throughout the U.S. to re-launch the iconic Starter satin jacket, sold through various specialty stores, sporting goods stores and online. In addition, the brand is licensed in Africa, Australia, Europe, Latin America, Japan, the Middle East and South Korea.

Zoo York. Zoo York is an East Coast-based action lifestyle brand, named for the graffiti-art infused counterculture of 1970’s New York City. Zoo York has licenses with wholesalers covering a variety of products, including men’s, women’s and kids’ apparel, footwear, socks and accessories. The Company acquired a 51% interest in the Zoo York brand as part of the Ecko Untld. acquisition in 2009, and the Company increased its ownership to 100% in 2011. Zoo York is currently distributed in department stores including Kohl’s, JCPenney, and Stage Stores. Celebrity spokespeople for the brand include professional skateboarders Chaz Ortiz and Brandon Wesgate. In FY 2014, with the permission of the NY Yankees, Zoo York unveiled a highly viewed video of the skate team riding in an empty Yankee Stadium. The brand is also licensed in Africa, Australia, Canada, Europe, Latin America and Southeast Asia.

Umbro. Founded in 1924, Umbro is a global football (soccer) brand. The brand combines British heritage with a modern football lifestyle to create iconic sports apparel and footwear with high global awareness and strong global distribution. The Company acquired the Umbro brand in November 2012. The Company and its licensees sponsor hundreds of national and league teams worldwide. Umbro products are sold globally through a strong network of licensees and partners in the United States, Canada, Australia, Africa, Asia, Europe, India and Latin America. In the U.S. the Company has a direct-to-retail license with Dick’s Sporting Goods.  There are also U.S. wholesale licenses for adult and youth apparel, footwear, eyewear, hosiery, underwear/lounge and team wear, with distribution in department stores and specialty stores.

Lee Cooper. Founded in 1908, Lee Cooper is an iconic British denim brand that has expanded into multiple lifestyle categories including men’s, women’s and kids’ casual wear, footwear and accessories. The Company acquired the Lee Cooper brand in February 2013. Lee Cooper has global reach through more than 40 licensees with product sold in Australia, Africa, Asia, Europe, India and Latin America.

Ecko Unltd, Marc Ecko Cut & Sew.  In October 2009, the Company, through a then newly formed joint venture company IPH Unltd, acquired a 51% controlling stake in the Ecko portfolio of brands. In May 2013, the Company purchased the remaining 49% interest from its minority partner, increasing its ownership in IPH Unltd from 51% to 100%. Founded in 1993, Ecko and its various brands are marketed and sold to consumers in the youth culture lifestyle categories, including active-athletic, streetwear, collegiate/preppy and denim fashion for men, women and children. Ecko Unltd. products are sold primarily through department and specialty stores including Dillard’s and JCPenney. Ecko Unltd. brand ambassadors include professional skateboarder Manny Santiago and professional boxers Miguel Cotto and Danny Garcia.  Marc Ecko Cut & Sew is a halo brand, licensed in men’s apparel, outerwear, underwear, fragrance and accessories. It is distributed in boutiques, specialty stores and Dillard’s Department Store. The Ecko brands are also licensed in Africa, Canada, Europe, Japan, Latin America, the Middle East, Southeast Asia and China, where product is sold in branded retail stores.

Scion- Artful Dodger, Billionaire Boys Club/BBC, Ice Cream.  Scion, a joint venture with Shawn “Jay-Z” Carter in which the Company has a 50% interest, is a brand management and licensing company formed in March 2007 to buy and license brands across a spectrum of consumer product categories. In November 2007, Scion, through its wholly-owned subsidiary, Artful Holdings LLC, purchased the Artful Dodger brand, a high end urban apparel brand. Also, in May 2012, Scion purchased a 50% interest in the Billionaire Boys Club (“BBC”) and Ice Cream brands. BBC and Ice Cream are licensed for distribution in high end boutiques and department stores. Pharrell Williams, the iconic singer-songwriter, rapper, record producer, and fashion designer is the founder and an equity partner in these brands. In July 2015, the Company acquired the remaining 50% interest in the Scion joint venture which increased the Company’s ownership interest in Scion, and as a result, Artful Dodger, to 100%.  The brands have been worn by celebrities such as Justin Bieber, Miley Cyrus, Beyoncé, Rihanna, and Jay Z. BBC and Ice Cream, were also licensed in Australia, Europe, Japan and the Middle East. The Company sold its interest in the BBC and Ice Cream brands in January 2016.

Home Brands:

Cannon. Cannon was established in 1887 and is one of the most recognizable brands in home textiles. It has a strong heritage and is known as the first textile brand to sew logos onto products. The Company acquired Cannon as part of the 2007 Pillowtex acquisition. At the time of the acquisition, the brand was distributed in various regional department stores. In February 2008, the Company signed a direct-to-retail license with Kmart/Sears for Cannon to be sold exclusively in the United States and Canada in multiple categories. In addition, the brand is licensed in Australia, India, Latin America, Europe, the Middle East and Southeast Asia.

Royal Velvet. Royal Velvet is a distinctive luxury home textile brand that strives to deliver the highest quality to consumers. The Royal Velvet towel has been an industry standard since 1954. Royal Velvet products include towels, sheets, rugs, bedding and window treatments.  The Company acquired Royal Velvet as part of the 2007 Pillowtex acquisition. In April 2011, the Company entered into a direct-to-retail license with JC Penney Corporation, Inc., (herein referred to as JC Penney), for the Royal Velvet brand to be sold exclusively in JC Penney stores in the United States, which commenced in February 2012. In addition, the brand is licensed in Canada,  Latin America, and the Middle East.

Fieldcrest. Fieldcrest was established in 1893 and is a brand known for quality bed and bath textiles that are classic in style. The Company acquired Fieldcrest as part of the 2007 Pillowtex acquisition. Since 2005, the Fieldcrest brand has been licensed exclusively to Target in the United States. Categories include fashion bedding, bath, towel, rugs, basic bedding and sheets. The brand is also licensed in Australia, Latin America, Canada and the Middle East.

Charisma. Charisma home textiles were introduced in the 1970’s and are known for their quality materials and classic designs. The Company acquired Charisma as part of the 2007 Pillowtex acquisition. In February 2009, the Company signed a direct-to-retail license with Costco Wholesale Corporation, (herein referred to as Costco), for certain Charisma products to be sold in Costco stores in the United States and other countries. The brand is also licensed in the United States and Canada for distribution through better department stores such as Belk, BonTon, Bed Bath & Beyond, Neiman Marcus and Horchow. Celebrity spokespeople for the brand have included Kellan Lutz, Eddie Cibrian and Scott Foley. Charisma is licensed in Australia, Canada, Korea and the Middle East.

Waverly. Founded in 1923, Waverly is a premier home fashion and lifestyle brand and one of the most recognized names in home decor. The Company acquired Waverly in October 2008. Waverly has a direct-to-retail agreement in the United States with Wal-Mart for the Waverly Inspirations Collection covering fabrics and craft. Waverly also has wholesale licensees in the United States for products including fabric, window treatments/décor and bedding that are sold through retailers such as Jo-Ann’s, Lowe’s and Belk and other specialty retailers. The Waverly brand is also licensed in Australia, Canada, Europe, the Middle East and Southeast Asia.

Sharper Image. Founded in 1977, Sharper Image is a lifestyle brand with unique product assortments across a range of categories including consumer electronics, home goods, luggage, eclectic gifts and kitchen accessories. The Company acquired the Sharper Image brand in October 2011. In the United States, Sharper Image’s innovative products are broadly distributed through department/specialty stores, clubs, and consumer electronics retailers. Recent marketing campaigns for the brand have included world-renowned spokespersons Heidi Klum, Betty White, Megan Fox and Josh Duhamel. The brand is also licensed in Canada, Japan and Mexico.

Entertainment Brand:

Strawberry Shortcake.   In March 2015, the Company completed its acquisition of the Strawberry Shortcake brand and related intangible assets and license agreements from American Greetings Corporation and its wholly-owned subsidiary, Those Characters From Cleveland, Inc.

The iconic Strawberry Shortcake character made her debut 35 years ago and today is a global brand with a diversified network of over 350 licensees. Strawberry Shortcake has had a strong international business, with revenue outside of the U.S. representing approximately 50% of total sales. The two largest international markets include Turkey and Brazil, where the brand is highly recognized as a local brand, marketed as Moranguinho in Brazil. Its television, apps and toy businesses have also been a large part of the multi-generational appeal of the brand.  The show currently runs on Discovery Kids, Latin America’s top kids cable channel and is a top girls show on Netflix.  It is also a top Girls Property in the IOS App Store, with over 86 million downloads and approximately three million daily users. Additionally, it has an active YouTube following globally and has been a top-selling girls’ toy brand marketed by Hasbro and Bandai over the years.

Brands Held by Iconix with Equity Partners

Women’s Brands:

MG Icon—Material Girl.  MG Icon, a joint venture in which the Company has a 50% interest, was formed by the Company with Madonna and Guy Oseary in March 2010 to buy, create, develop and license brands across a spectrum of consumer product categories, with Madonna serving as the creative director. Concurrent with the formation of this joint venture, MG Icon entered into a direct-to-retail license with Macy’s Retail Holdings, Inc. (herein referred to as Macy’s), for the Material Girl brand covering a wide array of consumer categories. Ambassadors for the Material Girl brand have included Zendaya, Rita Ora and Kelly Osborne, and most recently Sofia Richie. Material Girl is also licensed in Australia, Canada and Southeast Asia and sold in more than 60 branded retail locations in China.

Buffalo Brand Joint Venture—Buffalo by David Bitton.  In February 2013, the Company formed a joint venture with Buffalo International ULC in which the Company effectively purchased a 51% interest in the Buffalo trademarks and related assets. Founded in 1985, Buffalo is a lifestyle brand consisting of denim, sportswear, active wear, and accessories. Buffalo is sold primarily through better department stores including Macy’s, Dillard’s and Lord & Taylor. Celebrities that have recently appeared in campaigns are Chandler Parsons, Eric Decker, Erin Heatherton, Adrian Grenier and Amber Arbucci. Additionally, the brand is licensed in Latin America.

Men’s Brands:

Hardy Way- Ed Hardy.  In May 2009, the Company acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brand and trademarks. In April 2011, the Company made an additional investment in Hardy Way which effectively increased its ownership interest to 85%. Don Ed Hardy and his artwork date back to 1967 when he transformed the tattoo business into an artistic medium. He began licensing his name and artwork for apparel in 2003 and today the Ed Hardy brand is recognized by its tattoo inspired lifestyle products. The brand is licensed to wholesalers in the United States for men’s, women’s, and kids’ apparel, footwear and accessories. Distribution in the United States includes a wide base of retail stores, from Target to Walgreens. Celebrities that have worn the brand include Shakira, Lil Wayne, Madonna, Dwight Howard, Jessica Alba and Eva Longoria. In China, the brand is sold through 79 Ed Hardy retail locations. The brand is also licensed in Canada, India, Japan, Latin America, the Middle East and Southeast Asia.

Icon Modern Amusement—Modern Amusement.  In December 2012, the Company entered into an agreement with Dirty Bird Productions, Inc., in which the Company purchased a 51% interest in the Modern Amusement trademarks and related assets. Modern Amusement is a premium, west coast-lifestyle brand with a focus on casual sportswear apparel and related accessories for young men and young women. Modern Amusement has a direct-to-retail license in the U.S. with PacSun which distributes men’s apparel and footwear. The brand is also licensed in Australia, Canada and the United Kingdom.

NGX, LLC—Nick Graham.  In October 2014, the Company formed a joint venture with NGO, LLC (“Nick Graham”) in which the Company purchased a 51% interest in the Nick Graham trademarks and related assets. Founded in 2013, Nick Graham is a men’s lifestyle brand, which launched sets of dress shirts and ties sold at multiple levels of retail – including Macy’s, JCPenney, Kohl’s, and Target. Nick Graham, a businessman, marketer and entrepreneur, is the founder of the Joe Boxer brand and operates the core licensee for the distribution of dress shirts and ties.

Hydraulic IP Holdings, LLC - Hydraulic.  In December 2014, the Company formed a joint venture with Top On International Group Limited in which the Company effectively purchased a 51% interest in the Hydraulic trademarks and related assets. Hydraulic was founded in New York in 1998 and is known for setting the blue jean standard in the denim market for junior’s, women’s and plus sizes. Hydraulic differentiates itself from other denim brands by positioning itself with the theme that all denim was not created equally. Hydraulic is currently distributed in department stores, including a strong presence at Kohl’s, and is licensed for women’s and kids’ apparel in the United States.

US Pony Holdings, LLC – Pony / Product of New York.  In February 2015, the Company through its newly-formed subsidiary, US Pony Holdings, LLC, acquired the North American rights to the Pony / Product of New York brand. These rights include the rights in the United States obtained from Pony, Inc. and Pony International, LLC (collectively, referred to as US Pony Seller), and the rights in Mexico and Canada obtained from Super Jumbo Holdings Limited (referred to as Non-US Pony seller and, together with US Pony Seller, the Pony Sellers). The purchase price was $37.0 million US Pony Holdings, LLC is owned 75% by the Company and 25% by its partner, Anthony L&S Athletics, LLC. Additionally, the Company received an option to purchase, until February 28, 2015, from the Pony Sellers and their affiliates certain IP related assets and trademarks related to the Pony brand in Europe, the Middle East and Africa. The Company also received a 90-day option, expiring May 29, 2015, to purchase from the Pony Sellers and their affiliates certain IP related assets and trademarks related to the Pony brand in Latin America.  Neither of such options were exercised.

Formed in 1972 in New York City, PONY became one of the top athletic footwear brands worldwide in the 1990's appearing on professional athletes in the NBA, NFL, MLB, Pro Soccer, Pro Tennis,  and Pro Boxing.  In Q4 2015, the Company launched a multi-faceted marketing campaign highlighting the acronym for Pony, Product of New York.  The digital and social media campaign aimed at Millennials, paid homage to the brand’s New York City roots.

Entertainment:

Peanuts Worldwide – Peanuts, Charlie Brown, Snoopy.  In June 2010, the Company, through its wholly-owned subsidiary Icon Entertainment LLC, acquired an 80% controlling stake in Peanuts Holdings, which, through its wholly-owned subsidiary, Peanuts Worldwide, owns and manages the Peanuts brand and characters, including Snoopy, Charlie Brown, Lucy, Linus, Peppermint Patty, Sally, Schroeder, Pig-Pen and Woodstock. The Company’s 20% partner in Peanuts Holdings is the family of Charles Schulz, the creator of the Peanuts brand and characters. Peanuts has a strong diversified global licensing platform with over 700 licensing agreements including relationships with MetLife, ABC Network, Hallmark, Universal Studios Japan, Warner Bros., Target, Uniqlo, Zara, Benetton, J+J and Nestle. In October 2012, the Company entered into an agreement with Twentieth Century Fox Animation to produce The Peanuts Movie, an animated film featuring the iconic Peanuts characters, which was released November 2015 to great critical and popular acclaim in over 100 countries.  The film went on to be nominated for a Golden Globe for Best Animated Picture of the year.  In 2015, the property celebrated the 65th anniversary of the comic strip, and the 50th anniversary of A Charlie Brown Christmas with a star-studded ABC special featuring Kristen Bell as host, launched a commemorative stamp program with the United States Postal Service in 30,000 of its stores, and with Anniversary concerts at the San Francisco Symphony and Carnegie Hall.  Peanuts, we believe, is the most engaging character brand on Facebook.  Its largest international market is Japan, where a new Snoopy Tokyo Museum will be opening in April 2016.  The Peanuts brand is licensed in over 100 countries.

International Joint Ventures

The Company’s primary purpose in forming international joint ventures is to bring its brands to market more quickly and efficiently, generating greater short- and long-term value from its IP than the Company believes is possible if it were to build-out wholly-owned operations on its own across a multitude of regional or local offices. The success from the company’s first two international joint ventures demonstrate how this approach has enabled its brands to increase licensed revenue, market share and profitability beyond what the Company believes it could have achieved on its own. As an example, in China, at the time of formation of the Iconix China joint venture, the Company’s brands had minimal presence. Today, the Company’s brands have more than 1,000 stores, shops-in-shops and counters across China. Similarly, in Latin America, revenue for the Company’s brand investments increased 77% by the end of year two of the joint venture and grew 349% by the end of year five of the joint venture. When the Latin American joint venture was formed in December 2008, the Company had sixteen wholesale licenses and nine direct-to-retail agreements. Today, the Company has more than fifty licenses and six direct-to-retail licenses with retailers including Falabella, Renner, Suburbia and Wal-Mart.

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

Since 2008, the formation and administration of international joint ventures have been a central and ongoing component of our business, and the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel and Iconix Middle East. As these businesses in each territory reach sufficient scale to support the Company’s full business structure of brand management, marketing, licensing, acquisitions and finance, the Company may consider acquiring control or full ownership of the joint ventures, where possible, as was the case in Latin America in 2014 and in China in 2015.

Iconix China

In September 2008, the Company and Novel Fashions Holdings Limited, (referred to as Novel), formed a joint venture, Iconix China, to develop, exploit and market the Company’s brands in the People’s Republic of China, Hong Kong, Macau and Taiwan, (herein referred to as Greater China). In the initial phase of the joint venture, Iconix China sought to maximize brand monetization through investment, whereby Iconix China received a minority equity stake in local operating companies in exchange for the rights to one or more of the Company’s brands in Greater China and brand management support. Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in Greater China and contributed $2.0 million, and Novel contributed $17 million to Iconix China.  In March 2015, the Company purchased the 50% of the equity interests in Iconix China from its partner, increasing the Company’s ownership of Iconix China from 50% to 100%.

Iconix China successfully placed several brands into joint ventures including Candie’s and Marc Ecko Cut & Sew with Shanghai La Chapelle Fashion Co. Ltd (HK 6116); London Fog with China Outfitters (HK1146); Material Girl with Ningbo Peacebird; Ed Hardy with Landmark International; and Ecko Unltd. with Xi Ha Clothing. These brands are collectively sold through more than 1,000 branded retail locations.

Iconix Latin America

In December 2008, the Company formed a joint venture partnership, (“Iconix Latin America”), with New Brands, an affiliate of the Falic Group, to develop, exploit, market and license the Latin American territory comprising of Mexico, Central America, South America and the Caribbean. In February 2014, the Company purchased from New Brands its 50% interest in Iconix Latin America for $42.0 million, increasing the Company’s ownership to 100%. Today, Iconix Latin America has over fifty licenses with key direct-to-retail licenses with Falabella, Renner, Wal-Mart and Suburbia.

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

Iconix Europe has multiple direct-to-retail partnerships including OP with Sports Direct, one of UK’s leading sports retailers, Danskin with Go Sport and both Danskin and Starter with S-Group/Prisma as well as a wide range of licenses in multiple territories for key brands such as Ecko Unltd., Zoo York, Mossimo, and Rocawear.

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

Iconix India has signed many long-term licensing partnerships and strong direct-to-retail licenses including licenses for Mossimo, London Fog, Umbro and Cannon and licenses with some of the largest companies in India including Future Group, Arvind and Kapsons.

Iconix Canada

In June 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Canada into two entities: Ico Brands L.P. (“Ico Brands”) and Iconix Canada L.P. (“Ico Canada”) and together with Ico Brands, collectively “Iconix Canada”). Shortly thereafter, through their acquisitions of limited partnership and general partnership interests, Buffalo International ULC and its affiliates (“BIU”) purchased a 50% interest in Iconix Canada for an aggregate of $17.8 million.

Buffalo International ULC (“BIU”) is based in Montreal, Canada and its management team has extensive experience working in the apparel industry. Since founding the Buffalo brand in 1985, the management team has established over 3,000 points of distribution for the brand. In February 2013 the Company acquired a controlling interest in the Buffalo by David Bitton brand and extended that relationship through Iconix Canada.

Iconix Canada has many direct-to-retail licenses including OP, Starter and Danskin Now at Wal-Mart, and London Fog at The Bay as well as a wide range of licenses for key brands such as Ecko Unltd., Charisma, Danskin, and Umbro.

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

Iconix Australia has licensed many brands in the territory including Cannon, Mossimo, Starter, Umbro and Zoo York as well as a substantial direct-to-retail license for Lee Cooper at Big W.

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

Iconix Southeast Asia

In October 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Indonesia, Thailand, Malaysia, Philippines, Singapore, Vietnam, Cambodia, Laos, Brunei, Myanmar and East Timor (together, the “Southeast Asia Territory”) to Lion Network Limited (“Iconix SE Asia”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix SE Asia. Shortly thereafter, LF Asia Limited (“LF Asia”), an affiliate of Li & Fung Limited, purchased a 50% interest in Iconix SE Asia for $10 million to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the Southeast Asia Territory.

In June 2014, the Company amended Iconix SE Asia by contributing substantially all rights to its wholly-owned and controlled brands in the territory of South Korea, and the Company’s Marc Ecko Cut & Sew, Ecko Unltd., Zoo York, Ed Hardy and Sharper Image brands in the European Union and Turkey, in each case, to Iconix SE Asia. In return, LF Asia agreed to pay the Company $15.9 million.

During September 2014, the Iconix SE Asia territory was further amended to include China, Macau, Hong Kong and Taiwan for the Umbro and Lee Cooper marks. In respect of its 50% interest in the joint venture, Global Brands Group Asia Limited f/k/a LF Asia (“GBG”), agreed to pay the Company $21.5 million. In December 2015, the Company purchased GBG’s effective 50% interest in the Umbro and Lee Cooper marks in Greater China for $24.7 million. Iconix Southeast Asia has licensed many key brands in the Southeast Asia Territory including Cannon, Ecko Unltd. Ed Hardy, Lee Cooper, Mossimo, Rocawear, and  Umbro.

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

Iconix Middle East has licensed many brands including Cannon, Ecko Unltd., Fieldcrest, Starter, Umbro, Waverly and a substantial direct-to-retail license with Landmark Group for Lee Cooper.

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

Bright Star

Bright Star provided design direction and arranges for the manufacturing and distribution of men’s private label footwear products primarily for Wal-Mart under its private labels. Bright Star acted solely as an agent and never assumed ownership of the goods. For each of the years ended December 31, 2014 and 2013 Bright Star’s agency commissions represented less than 1% of the Company’s revenues. As of December 31, 2014 this company ceased operations.

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

Complex Media Inc.

In September 2013, the Company purchased convertible preferred shares, representing on an as-converted basis as of December 31, 2014, an approximate 14.4% minority interest in Complex Media Inc. (“Complex Media”), a multi-media lifestyle company which, among other things, owns Complex magazine and its online counterpart, Complex.com.  In September 2015, Hearst Communications, Inc. acquired a minority stake in Complex Media effectively reducing the Company’s ownership interest to 11.8%.  Complex Media is one of the leading multi-media platforms for influential young male consumers focusing its content on style, music, sneakers, sports, games, gear and girls. At the center of the Complex Media platform in its flagship site- Complex.com- a consumer portal into the complex lifestyle of young men.

Licensing Strategy

The Company’s business strategy is to maximize the value of its brands by entering into strategic license agreements with best-in-class licensees that are responsible for designing, manufacturing and distributing the licensed products. Through our licensing business model, we have substantially eliminated inventory risk and reduced the operating exposure associated with traditional fully vertically integrated businesses, thereby resulting in attractive cash flows and operating margins.

The Company has over 1,700 licenses and has benefited from the model’s scalability, which enables the Company to leverage its existing infrastructure to support new business and brands. A key objective of the Company is to capitalize on its brand management expertise and relationships to build and maintain a diversified portfolio of consumer brands that generate increasing revenues. Through our best-in-class international partnerships, we have successfully built a vast network of licensees around the world that are growing our brands outside of the United States. The Company is also committed to continuously reinvesting in its global platform in order to provide licensees with preeminent brand management knowledge and services to allow all partners to benefit from being a part of the Iconix network.

The Company licenses its brands across a broad range of product categories, including fashion apparel, footwear, accessories, sportswear, home furnishings and décor, and beauty and fragrance, and in the case of its Sharper Image brand, consumer electronics and novelty products, and further, in the case of our Peanuts and Strawberry Shortcake brands, a wide range of consumer products and entertainment and media services. The Company seeks licensees with the ability to produce and sell quality products in their licensed categories and to meet and exceed minimum sales and royalty payment thresholds.

The Company maintains direct-to-retail and traditional wholesale licenses. Typically, in a direct-to-retail license, the Company grants exclusive rights to one of its brands to a single national retailer for a broad range of product categories. For example, the Candie’s brand is licensed exclusively to Kohl’s in the United States across a variety of product categories. Direct-to-retail licenses provide retailers with proprietary rights to national brands at favorable economics. In a traditional wholesale license, the Company grants the right to a specific brand to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved distribution channel. For example, the Company licenses the Umbro brand to numerous wholesale suppliers for products ranging from athletic wear to footwear to apparel, for sale and distribution primarily to department and specialty stores.

The Company’s licenses typically require the licensee to pay the Company royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach certain specified targets. The Company’s licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands. As of January 1, 2016 the Company and its joint ventures had a contractual right to receive over $850 million of aggregate minimum licensing revenue through the balance of all of their current licenses, excluding any renewals.

The Company believes that coordination of brand presentation across product categories is critical to maintaining the strength and integrity of its brands. Accordingly, the Company typically maintains the right in its licenses to preview and approve all products, packaging and other presentations of the licensed mark. Moreover, in many of its licenses, prior to each season, representatives of the Company supply licensees with trend guidance as to the “look and feel” of the current trends for the season, including colors, fabrics, silhouettes and an overall style sensibility, and then work with licensees to coordinate the licensed products across the categories to maintain the cohesiveness of the brand’s overall presentation in the market place. Thereafter, the Company obtains and approves (or objects and requires modification to) product and packaging provided by each licensee on an on-going basis.  In addition, the Company communicates with its licensees throughout the year to obtain and review reporting of sales and calculation and payment of royalties.

Marketing

The Company believes marketing is a critical element in maximizing brand value to its consumers, licensees and to the Company. The Company’s in-house marketing department conceives and produces omni-channel marketing initiatives for the Company’s brands. These initiatives aim to increase brand awareness, positive perception and drive-engagement and conversion. The Company believes that its national campaigns result in increased sales and consumer recognition of its brands.

The Company has organized its marketing structure to better support the evolution of marketing. It consists of four areas: Social and digital marketing, public relations, creative content generation and brand management. The Company uses its in-house talent to create compelling 360° marketing campaigns that include social/digital marketing, print, outdoor, celebrity, influencers, bloggers and other innovative strategies. It also will utilize outside agencies when needed to supplement. In addition to building omni-channel campaigns, the Company works with major retail partners to provide assets for online, digital/ social and in-store marketing.

The Company maintains separate websites for each of its brands, in addition to www.iconixbrand.com to further market the brands. In addition, the Company has established an intranet for approved vendors and service providers who can access additional materials and download them through a secure network.

Many of the Company’s license agreements require the payment of an advertising royalty by the licensee, and in certain cases, the Company’s licensees are required to supplement the marketing of the Company’s brands by performing additional advertising through trade, cooperative or other sources.

Trend direction

The Company’s in-house fashion team supports the brands by providing licensees with unified trend direction, guidance and coordination of the brand image across all product categories. The fashion team is focused on identifying and interpreting the most current trends, both domestically and internationally, by helping forecast the future design and product demands of the respective brands’ customers. Typically, the Company develops a trend guide, including color, print, pattern, fabrication and key silhouettes while being sensitive to the overall “DNA” of each brand. In addition, the Home division generates original designs and patterns, which both the licensees and DTR partners utilize to allow each brand their own brand identity and individual lifestyle.

This is accomplished by delivering these guides each season. The fashion team also provides insight into new emerging categories and business shifts that affect the merchandising of the brand. Often times, these new ideas can be formulated and sold as capsule collections or sub-brands into current or new retailers, based on the guidance given by the fashion and brand management team. In addition, the Company has product approval rights in most licenses and further controls the look and mix of products its licensees produce through that process. In cases where we do not hold contractual approval rights, as is the case with many direct-to-retail licensees, the brand management and fashion teams still work closely with the designers and merchants of the particular retailer to give guidance and opinions on the product aesthetic.

The team often provides bought samples from comparison shopping that inspire key items within each collection. With respect to Alberta ULC (owner of the Buffalo brand), and MG Icon (owner of the Material Girl brand), the Company has entered into arrangements with its partners to oversee and control the creative aspects of the brands, including design and brand marketing. With respect to our Umbro brand, we have created a design entity, Diamond Icon, who designs apparel and footwear products to service the needs of our global licensee network.

Key direct-to-retail licenses

For the year ended December 31, 2015, the Company’s largest direct-to-retail licensees were with Wal-Mart for the OP, Starter, Danskin Now and Waverly Inspirations brands, Target for the Mossimo and Fieldcrest brands, Kohl’s for the Candie’s and Mudd brands and Sears/Kmart for the Joe Boxer, Bongo and Cannon brands. The relationships with these major retailers collectively represented approximately 32% of total revenue for the period.

Wal-Mart licenses

Revenue generated by the Company’s four licenses with Wal-Mart accounted for, in the aggregate, 14%, 14% and 14% of the Company’s revenue for the years ended December 31, 2015 (“FY 2015”), December 31, 2014 (“FY 2014”) and December 31, 2013 (“FY 2013”), respectively. The following is a description of these licenses:

Danskin Now. In July 2008, the Company entered into a license agreement with Wal-Mart pursuant to which Wal-Mart was granted the exclusive right to use the Danskin Now trademark in the United States and Canada in connection with the design, manufacture, promotion and sale of women’s and girl’s soft lines, including active wear, dancewear, footwear, intimate apparel, apparel accessories and fitness equipment through Wal-Mart stores and Wal-Mart.com. The current term of the license continues through December 31, 2016, and may be renewed at Wal-Mart’s option for an additional two year term, contingent on Wal-Mart meeting specified performance and minimum sales standards. The license has been renewed three prior times. The license provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Ocean Pacific/OP. In August 2007, the Company entered into an exclusive direct-to-retail license agreement with Wal-Mart granting Wal-Mart the right to design, manufacture, sell and distribute through Wal-Mart stores and Wal-Mart.com a broad range of apparel and accessories under the Ocean Pacific/OP marks in the United States and Canada. The current term of the OP license continues through June 30, 2017, and may be renewed at Wal-Mart’s option for up to three additional consecutive terms of two years, contingent on Wal-Mart meeting specified performance and minimum sales standards. The license has been renewed three prior times. The license provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Starter. In December 2007, the Company entered into a license agreement with Wal-Mart granting Wal-Mart the exclusive right to design, manufacture, sell and distribute a broad range of apparel and accessories under the Starter trademark in the United States and Canada. The current term of the Starter license continues through December 31, 2017. The license has been renewed two prior times. The license provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

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

Target licenses

Revenue generated by the Company’s licenses with Target accounted for, in the aggregate, 7%, 7% and 7% of the Company’s revenue for FY 2015, FY 2014 and FY 2013, respectively. The following is a description of these licenses.

Mossimo. As part of the Company’s acquisition of the Mossimo trademarks in October 2006, the Company acquired the license with Target, which was originally signed in 2000 and was subsequently amended and restated in March 2006. Pursuant to this license, as further amended, Target has the exclusive right to design, manufacture, and sell through Target stores and Target.com in the United States, its territories and possessions and Canada, a wide range of Mossimo-branded products, including men’s, women’s and kid’s apparel, footwear and fashion accessories. The current term of the license continues through January 31, 2018, subject to Target’s right to renew the license on the same terms and conditions for successive additional terms of two years each. The license also provides for guaranteed annual minimum royalties that Target is obligated to pay the Company for each contract year.

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

Kohl’s licenses

Revenue generated by the Company’s two licenses with Kohl’s accounted for, in the aggregate, 6%, 6%, and 5% of the Company’s revenue for FY 2015, FY 2014 and FY 2013, respectively. The following is a description of these licenses.

Candie’s. In December 2004, the Company entered into a license agreement with Kohl’s for an initial term of five years which continued through January 29, 2011. Pursuant to this license, Kohl’s has the exclusive right to design, manufacture, sell and distribute a broad range of products under the Candie’s trademark, including women’s, and juniors’ apparel, footwear and accessories (except prescription eyewear). The current term of the license continues through January 31, 2021 and Kohl’s has the option to renew the license for five additional years. The license has been renewed two prior times. The license provides for guaranteed minimum royalties and advertising payments that Kohl’s is obligated to pay the Company for each contract year.

Mudd. In November 2008, the Company entered into a license agreement with Kohl’s granting Kohl’s the exclusive right to design, manufacture, sell and distribute a broad range of Mudd-branded apparel and accessories in the United States and its territories. The current term of the license continues through December 31, 2020 and Kohl’s has the option to renew for up to two additional consecutive terms of five years. The license provides for guaranteed minimum royalties that Kohl’s is obligated to pay the Company for each contract year.

Kmart/Sears licenses

Revenue generated by the Company’s three licenses with Kmart/Sears, accounted for, in the aggregate, 5%, 6% and 5% of the Company’s revenue for FY 2015, FY 2014 and FY 2013, respectively. The following is a description of these licenses.

Joe Boxer. As part of the Company’s acquisition of Joe Boxer in July 2005, the Company acquired the license with Kmart/Sears, which commenced in August 2001, pursuant to which Kmart/Sears was granted the exclusive right to manufacture, market and sell through Kmart stores located in the United States and its territories a broad range of products under the Joe Boxer trademark, including men’s, women’s and children’s underwear, apparel, apparel-related accessories, footwear and home products, for an initial term that ended in 2007. In September 2006, the Company entered into a new license with Kmart/Sears that extended the initial term through December 31, 2010. The current term of the license continues through December 31, 2020 and Kmart/Sears has the option to renew the license for an additional five years. The license has been renewed two prior times. The license provides for guaranteed annual minimum royalties and provides for the expansion of Joe Boxer’s distribution into Sears stores.

Cannon. In February 2008, the Company entered into a license agreement with Kmart/Sears granting Kmart/Sears the exclusive right to design, manufacture, sell and distribute a broad range of home furnishings under the Cannon trademark in the United States and Canada. The current term of this license continues through February 1, 2019.  Kmart/Sears has the option to renew for up to two additional consecutive terms of five years, each contingent on Kmart/Sears meeting specified performance and minimum sale standards. The license provides for guaranteed minimum royalties that Kmart/Sears is obligated to pay the Company for each contract year. The Cannon brand was fully launched in both Kmart and Sears stores in the Company’s third fiscal quarter of 2009.

Bongo. In February 2010, the Company entered into a license agreement with Kmart/Sears granting Kmart/Sears the exclusive right to design, manufacture, sell and distribute a broad range of apparel, accessories and other categories under the Bongo trademark in the United States and its territories. The current term of this license continues through February 3, 2018. The license provides for guaranteed minimum royalties that Kmart/Sears is obligated to pay the Company for each contract year. The Bongo brand was fully launched in Sears stores during the Fall 2010.

Competition

The Company’s brands are all subject to extensive competition from various domestic and foreign brands. These competitors compete with the Company’s licensees in terms of design, quality, price, product, advertising and service. We believe that our strong brand management platform and proven international partnerships as well as our experienced management team differentiate our Company from our competitors.

Each brand has many competitors specific to certain distribution channels that span a broad variety of product categories, including the fashion apparel, home furnishings and decor, sports and entertainment industries. For example, while Candies’ may compete with respect to young women’s and juniors fast-fashion in the United States at the mid-tier channel with national brands like Express and XOXO, Starter competes with brands like Russell Athletic and C9 in the athletic apparel category and Avia and And1 in the footwear category at the mass-tier channel. Additionally, a significant portion of our brands also compete with big box retailers “private-label” and/or “exclusive” brands.

Likewise, Umbro competes with global brands like Nike and Adidas in active-wear and with global and local brands in technical soccer categories while the Peanuts characters compete globally with characters owned by Disney and Viacom and locally with indigenous characters regarding all children’s licensed products.

Other portfolio brands, such as Danskin, which is distributed both at the mass level (through the diffusion brand Danskin Now) and at the department and specialty store level, may have numerous competitors in different or multiple distribution channels.

The Company also faces competition in securing retail and wholesale licenses. Companies owning established brands may decide to enter into licensing arrangements with retailers or wholesalers similar to the ones the Company currently has in place, therefore creating direct competition. Similarly, the retailers that currently license our brands may decide to develop their own private labels and/or purchase brands rather than enter into license agreements with the Company.

Lastly, in America, the Company competes for acquisitions with traditional apparel, consumer and entertainment brand companies, financial buyers and other brand management companies. Throughout the rest of the world the Company also competes for the acquisition of global brands with strategic and financial buyers, specifically private equity firms.

Intellectual Property

We believe that the Company’s worldwide IP portfolio, which includes trademarks, service marks, copyrights and other proprietary information, is our most valuable asset. As of December 31, 2015, we owned nearly 9,000 trademark and service mark registrations and applications – over 600 of which are domestic and over 8,000 of which are foreign. Trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office and in other countries throughout the world in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a variety of product categories, including footwear, apparel, fragrance, handbags, watches and various other goods and services, including in some cases, home accessories and electronics. In the case of the Peanuts and Strawberry Shortcake brands, the trademarks are registered for a wide range of consumer products and entertainment and media services, and the Company also holds copyrights in the comic strip (in the case of Peanuts) and the characters. In addition, the Company owns numerous copyrights in its iconic Waverly and Joe Boxer patterns and designs. The Company also owns over 1,500 domain names worldwide and registers key domain names containing its trademarks.

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

Employees

As of December 31, 2015, the Company had a total of 137 employees. Of these 137 full-time employees, four were named executive officers of the Company. The remaining employees are senior managers, middle management, marketing and administrative personnel. Of the Company’s 137 full-time employees, 107 employees reside in the U.S., 26 reside in Europe and, four in China. None of the Company’s employees are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

Financial information about geographical areas

Revenues from external customers related to operations in the United States and foreign countries are as follows:

	FY 2015	FY 2014 (Restated)	FY 2013 (Restated)
	(000’s omitted)
Licensing revenue by geographic region:
United States	$250,209	$264,022	$265,433
Japan	34,640	31,048	29,734
Other(1)	94,348	96,420	95,407
Total	$379,197	$391,490	$390,574

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

Available Information

The Company maintains a website at www.iconixbrand.com, which provides a wide variety of information on each of its brands. The Company also makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission, herein referred to as the SEC, under applicable law as soon as reasonably practicable after it files such material. The Company’s website also contains information about its history, investor relations, governance and links to access copies of its publicly filed documents. Further, the Company has established an intranet with approved vendors and service providers who can access additional materials and download them through a secure network. In addition, there are websites for many of the Company’s brands, operated by the Company or its licensees, for example, at www.candies.com, www.joeboxer.com and www.peanuts.com. The information regarding the Company’s website address and/or those sites established for its brands is provided for convenience, and the Company is not including the information contained on the Company’s and brands’ websites as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

Our revenue is almost entirely dependent on royalty payments made to us under our license agreements. Although the license agreements for our brands usually require the advance payment to us of a portion of the license fees and, in most cases, provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements, or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. There can be no assurances that we will not lose the licensees under our license agreements due to their failure to exercise the option to renew or extend the term of those agreements or the cessation of their business operations (as a result of their financial difficulties or otherwise) without equivalent options for replacement. Any of such failures could reduce the anticipated revenue stream to be generated by the license agreements. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements, or to be able to continue to import goods (including, without limitation, as a result of labor strikes or unrest), could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us.  Further, the failure of our licensees and/or their third party manufacturers, which we do not control, to adhere to local laws, industry standards and practices generally accepted in the United States in areas of worker safety, worker rights of association, social compliance, and general health and welfare, could result in accidents and practices that cause disruptions or delays in production and/or substantial harm to the reputation of our brands, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.  A weak economy or softness in certain sectors including apparel, consumer products, retail and entertainment could exacerbate this risk. This, in turn, could decrease our potential revenues and cash flows.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees, such that the loss of any of such licensees or their renewal on terms less favorable than today, could slow our growth plans, decrease our revenue and impair our cash flows.

Our licenses with Wal-Mart, Target, Kohl’s and Kmart/Sears represent, each in the aggregate, our four largest direct-to-retail licensees during FY 2015, representing approximately 14%, 7%, 6% and 5%, respectively, of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

Alternatively, we may face increasing competition in the future for direct-to-retail licenses as other companies owning established brands may decide to enter into licensing arrangements with retailers similar to those we currently have in place. Furthermore, our current or potential direct-to-retail licensees may decide to more prominently promote and market competing brands, or develop or purchase other brands, rather than continue their licensing arrangements with us. In addition, increased competition could result in lower sales of products offered by our direct-to-retail licensees under our brands. If our competition for retail licenses increases, it may take us longer to procure additional retail licenses.

As a result of the intense competition within our licensees’ markets and the strength of some of their competitors, we and our licensees may not be able to continue to compete successfully.

Many of our trademark licenses are for products in the apparel, fashion accessories, footwear, beauty and fragrance, home products and décor, consumer electronics and entertainment industries in which our licensees face intense competition, including from our other brands and licensees, as well as from third party brands and licensees. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, importation, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to compete successfully in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

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

The industries in which we compete, including the apparel industry, are subject to rapidly evolving trends and competition. In addition, consumer tastes change rapidly. The licensees under our licensing agreements may not be able to anticipate, gauge or respond to such changes in a timely manner. Failure of our licensees to anticipate, identify and capitalize on evolving trends could result in declining sales of our brands and devaluation of our trademarks. Continued and substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands, are required to maintain market acceptance of the licensees’ products and to create market acceptance of new products and categories of products bearing our trademarks; however, these expenditures may not result in either increased market acceptance of, or licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, while we believe that we currently maintain sufficient control over the products our licensees’ produce under our brand names through the provision of trend direction and our right to preview and approve a majority of such products, including their presentation and packaging, we do not actually design or manufacture products bearing our marks, and therefore, have more limited control over such products’ quality and design than a traditional product manufacturer might have.

Our success is largely dependent on the continued service of our key personnel.

As previously disclosed, we have experienced recent turnover in our senior management team. While we are not aware of any further pending changes in key management positions, we cannot provide assurance we will effectively manage our current management transition or other future management changes we may experience. An inability to effectively manage these changes may impact our ability to retain our senior executives and other key employees, which could harm our operations.  Additional turnover at the senior management level may create instability within the Company and our employees may terminate their employment, which could further impede our ability to maintain day to day operations. Such instability could also impede our ability to fully implement our business plan and growth strategy, which would harm our business and prospects.

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

The terms of our debt agreements have restrictive covenants and our failure to comply with any of these could put us in default, which would have an adverse effect on our business and prospects, and could cause us to lose title to our key IP assets.

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

The Credit Agreement in respect to our Senior Secured Term Loan (as hereinafter defined), also contains a number of covenants that restrict our ability and the ability of certain of our wholly-owned subsidiaries, their subsidiaries and certain joint ventures to, among other things:

•	grant liens on certain assets;
•	consummate specified types of acquisitions or acquisitions requiring cash consideration in excess of specified amounts;
•	make fundamental changes (including mergers and consolidations);
•	make restricted payments; and
•	incur or prepay certain indebtedness.

In addition, our wholly-owned subsidiary IBG Borrower LLC, as borrower (“IBG Borrower”), must maintain a specified minimum asset coverage ratio and leverage ratio.

In an event of default under the Credit Agreement, in addition to the interest rate increasing by an additional 3% per year, all unpaid amounts under the Credit Agreement could be immediately due and payable at the direction or consent of lenders holding more than 50% of the then-outstanding principal of the Senior Secured Term Loan. The proceeds of the Senior Secured Term Loan must be used to pay the Company’s obligations on the 2.50% Convertible Notes.  An acceleration of our debt could have a material adverse effect on our liquidity if we are unable to negotiate mutually acceptable terms with our lenders or if alternate funding is not available to us to satisfy our obligation under the 2.50% Convertible Notes or other debt obligations as they come due.

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

We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the consideration that we will be required to pay when our 2.50% Convertible Notes become due in June 2016 or when our 1.50% Convertible Notes become due in March 2018. Upon conversion of our 2.50% Convertible Notes and our 1.50% Convertible Notes, we will be required to pay to the holder of each such notes a cash payment equal to the par value of those convertible notes. As a result, we will be required to pay a minimum of $300.0 million and $400.0 million in cash to holders of the 2.50% Convertible Notes and 1.50% Convertible Notes, respectively, upon conversion.  We entered into a Credit Agreement pursuant to which the lenders thereto are providing us a $300 million senior secured term loan (the “Senior Secured Term Loan”) in March 2016, the net cash proceeds of which must be used to satisfy its outstanding obligations under the 2.50% Convertible Notes.  If for any reason the net cash proceeds from the Senior Secured Term Loan are not able to be accessed by the Company, the Company cannot be certain it would be able to satisfy its obligations under the 2.50% Convertible Notes.

If we do not have sufficient cash on hand at the time of conversion, we may have to raise funds through additional debt or equity financing. Our ability to raise such financing will depend on prevailing market conditions. Further, we may not be able to raise such additional financing within the period required to satisfy our obligation to make timely payment upon any conversion. In addition, the terms of any current or future debt may prohibit us from making these cash payments or otherwise restrict our ability to make such payments and/or may restrict our ability to raise any such financing. In particular, the terms of our Senior Secured Notes restrict the amount of proceeds from collateral pledged to secure our obligations thereunder that may be used by us to make payments in cash under certain circumstances, including payments to the convertible note holders upon conversion.  Further, the terms of our Senior Secured Term Loan restrict our ability to repurchase or repay the 1.50% Convertible Notes in the event we do not maintain a minimum asset coverage ratio and a specified amount of domestic unrestricted cash. A failure to pay the required cash consideration upon conversion or maturity would constitute an event of default under the indenture governing the convertible notes, which could constitute a default under the terms of our other debt.

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

As of December 31, 2015, our consolidated balance sheet reflects debt of approximately $1,464.4 million, including secured debt of $812.9 million under our Senior Secured Notes and Variable Funding Notes. In accordance with ASC 470, our 1.50% Convertible Notes and our 2.50% Convertible Notes are included in our $1,464.4 million of consolidated debt at a net debt carrying value of $357.5 million and $294.0 million, respectively; however, the principal amount owed to the holders of our 1.50% Convertible Notes and 2.50% Convertible Notes is $400.0 million (due March 2018) and $300.0 million (due June 2016), respectively. In addition, in March 2016, we entered into the Credit Agreement pursuant to which the lenders thereto are providing us a Senior Secured Term Loan which is scheduled to mature in 2021, the net cash proceeds of which are intended to be used to satisfy the Company’s outstanding obligations under the 2.50% Convertible Notes. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our debt obligations:

•	could impair our liquidity;
•	could make it more difficult for us to satisfy our other obligations;
•

require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;
•	impose restrictions on us with respect to the use of our available cash, including in connection with future acquisitions;
•	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets; and
•	could place us at a competitive disadvantage when compared to our competitors who have less debt and/or less leverage.

In addition, as of December 31, 2015, approximately $83.9 million, or 38.2%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

While we believe that by virtue of the cash on our balance sheet as of December 31, 2015, the intended refinance of the 2.50% Convertible Notes through the proceeds of the Senior Secured Term Loan, and the guaranteed minimum and percentage royalty payments due to us under our licenses, we will generate sufficient revenue from our licensing operations to satisfy our obligations for the foreseeable future. In the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

We may not be able to maintain our current credit rating and our access to capital markets may be limited as a result.

Our credit ratings are periodically reviewed and updated by nationally recognized credit rating agencies and are based on our operating performance, liquidity and leverage ratios, overall financial position, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook in general. Our credit rating can affect the amount of capital we can access, as well as the terms of any future financing we may obtain. There is no guarantee our credit ratings will remain the same. If rating agencies make adverse changes to our credit ratings, it could adversely impact our ability to access the debt markets, our cost of funds, and other terms for new debt issuances.

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

Future issuances of our common stock may cause the prevailing market price of our shares to decrease.

We have issued a substantial number of shares of common stock that are eligible for resale under Rule 144 of the Securities Act of 1933, as amended, or Securities Act, and that may become freely tradable.  We may, in the future, issue additional shares of our common stock.  We have also already registered a substantial number of shares of common stock that are issuable upon the exercise of options and warrants and have registered for resale a substantial number of restricted shares of common stock issued in connection with our acquisitions. If the holders of our options and warrants choose to exercise their purchase rights and sell the underlying shares of common stock in the public market, or if holders of currently restricted shares of our common stock choose to sell such shares in the public market under Rule 144 or otherwise, the prevailing market price for our common stock may decline. The sale of shares issued upon the exercise of our derivative securities or other issuances of our common stock could also further dilute the holdings of our then existing stockholders, including holders of the convertible notes that receive shares of our common stock upon conversion of their notes. In addition, future issuances of shares of our common stock could impair our ability to raise capital by offering equity securities.

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

As of December 31, 2015, goodwill represented approximately $257.3 million, or approximately 10.2% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,696.5 million, or approximately 67.3% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

Based on the results of the Company’s annual impairment testing during the fourth quarter for the year ended December 31, 2015, the Company has determined that certain intangible assets related to the men’s segment and home segment are impaired.  As a result, the Company incurred a non-cash impairment charge related to the write-down of its Rocawear, Ecko Unltd/Marc Ecko Cut & Sew, Ed Hardy, Royal Velvet, Artful Dodger, Nick Graham, Hydraulic and Cannon trademarks aggregating approximately $402.4 million, as well as a write-down of goodwill related to the Company’s men’s segment in the amount of $35.1 million.

There can be no assurance that any future downturn in the business of any of the Company’s segments will not result in a further write-down of goodwill or trademarks, which would either decrease the Company’s net income or increase the Company’s net loss, which may or may not have a material impact to the Company’s consolidated statement of operations.

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

Entertainment brands, by their nature, require a continuing stream of content to remain relevant.  Failure to cause the development and exploitation of content relating to our entertainment brands may result in the value of those brands diminishing.

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

We are subject to U.S. federal, state and local laws and regulations affecting our business. Our International Joint Ventures are subject to similar regulations in the countries where they operate. While we actively identify and monitor our obligations and the applicability of all laws to ensure that we are compliant and our contractual arrangements with our International Joint Venture partners require them to do the same, our efforts to maintain compliance with local laws and regulations may require us to incur significant expenses, and our failure to comply with such laws may expose us to potential liability. In addition, our ability to operate or compete effectively, as well as our financial results, could be adversely affected by the introduction of new laws, policies or regulations; changes in the interpretation or application of existing laws, policies and regulations; or our failure to obtain required regulatory approvals.

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

We have been named in securities litigations, which could be expensive and could divert our management’s attention.  There may be additional class action and/or derivative claims.

We have been named as defendants in three securities actions filed in the Southern District of New York and three shareholder derivative claims have been filed on behalf of the Company, two which were filed in New York State Supreme Court and the other of which was filed in the Southern District of New York, each as described in Note 9 to our consolidated financial statements contained in this Annual Report on Form 10-K. While we plan to vigorously defend the securities actions, and seek to dismiss the derivative claims for failure to make a demand on the Board of Directors, we may be unable to defend or settle these claims on favorable terms, and there can be no assurance that additional claims will not be made by other stockholders. The pending and any future securities claims or derivate suits could be costly and could harm our reputation and business. An adverse determination could materially and negatively affect the Company. Our insurance coverage may not be adequate or available for us to avoid or limit our exposure in the pending actions or in future claims and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. Additionally, securities and derivative claims may divert our management’s attention from other business concerns, which could seriously harm our business. Finally, the market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities and/or derivative litigation.

We have been engaged in a comment letter process with the SEC Staff and have undergone an internal review of our financial statements, which has resulted in our Board, Audit Committee and current management concluding that we must restate certain of our historical financials. In addition, we have received a formal order of investigation from the SEC. Restatements of financial statements and results of the SEC’s investigation could have a negative effect on our business and stock price.

As previously disclosed, we have received comment letters from the staff (the “Staff”) of the SEC relating to the Annual Report on Form 10-K for the year ended December 31, 2014. The Staff’s comments related to (i) the accounting treatment for the formation of the Company’s International Joint Ventures under United States Generally Accepted Accounting Principles (US GAAP) and whether such joint ventures should have been consolidated in our historical results and (ii) calculation of cost basis attributable to trademarks. As of February 2016, we have responded to the Staff with a Confirming Letter on all of the questions the Staff has raised. Though we have responded to the SEC with a Confirming Letter on all of the questions the SEC has raised, we cannot guarantee that the comment process is complete, or that we will not receive additional inquiries from the SEC regarding our restated financial statements or matters relating to our comment process.

As a result of the Staff comment letter process, as previously disclosed and as further discussed in Note 21 to our consolidated financial statements, we have restated our historical financial statements in respect of the fiscal years ended December 31, 2013 and 2014 and have included in this Annual Report on Form 10-K restated financial statements for the years ended December 31, 2013 and 2014 and selected financial data tables (including 2011 and 2012) which addresses the following accounting matters: (i) consolidate the financial statements of the Iconix Canada, Iconix Israel, Iconix Southeast Asia, Iconix MENA and LC Partners US joint ventures with the Company’s financial statements, and eliminate the previously reported gains on sale which were recorded at the time these transactions were consummated (including subsequent June 2014 and September 2014 transactions with respect to Iconix Southeast Asia), (ii) record the recalculated cost basis of the trademarks contributed to certain joint ventures which are recorded under the equity method of accounting at the time of consummation of the transactions, (iii) record the recalculated cost basis of the Umbro brand in the territory of Korea (which closed in December 2013) and the e-commerce and U.S. catalog rights in respect of the Sharper Image brand (which closed in June 2014) to determine the amount of the gain that should have been recorded at the time of the sale, (iv) reclassify the presentation of its statement of operations to reflect gains on sales of trademarks (to joint ventures or third parties) as a separate line item above the Operating Income line, and not as revenue as historically reflected, (v) reclassify the Equity Earnings on Joint Ventures line to above the Operating Income line, from its previous location within the Other Expenses section.

In conjunction with the Company’s consolidation of the joint ventures noted above, the Company also adjusted its historical financial statements to properly reflect the consideration from joint venture partners (“the redemption value”) as redeemable non-controlling interest for the Iconix Southeast Asia, Iconix MENA and LC Partners US joint ventures as of the date of the formation of the joint venture.  For each period subsequent to the formation of the joint venture, the Company will accrete the change in redemption value up to the date that the joint venture partner has the right to redeem its respective put option.  Additionally, in accordance with the applicable accounting guidance, the notes receivable, net of discount, received from our joint venture partners as part of the consideration related to the formation of consolidated joint ventures will be netted against non-controlling interest or redeemable non-controlling interest, as applicable.

In addition, in November 2015 we completed restatements of our historical financial statements in respect of (i) the fourth quarter and annual results of 2013, (ii) the 2014 fiscal year and each quarterly period thereof, and (iii) the first and second quarters of 2015, to correct certain historical errors in accounting.

Additionally, during the preparation of the FY 2015 financial statements, the Company restated certain of its historical financial statements due to errors in accounting related to inadequate support for revenue recognition, the classification of contractually obligated expenses as selling expenses as opposed to netting such expenses with revenue and the inadequate estimation of accruals related to retail support for certain license agreements.   Further, the Company noted there were inadequate review controls over historical complex accounting transactions. As a result, the Company recorded adjustments to (i) reduce licensing revenue and remeasurement gains associated with the review of various historical accounting transactions, (ii) record a liability for a royalty credit earned by a specific licensee in accordance with its license agreement.

Our business may be harmed as a result of all such financial restatements noted above, including as a result of adverse publicity, litigation, SEC proceedings or exchange delisting. While we have taken measures to prevent future restatements, we cannot be certain that the measures we have taken as part of the restatement process will ensure that restatements will not occur in the future. These restatements may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

The restatement process has been, and continues to be, resource-intensive, has involved a significant amount of attention from management, and has resulted in significant costs to the Company. Any future inquiries from the SEC or otherwise as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs. These fees and expenses, as well as the substantial time devoted by our current management to make such filings with the SEC, could have a material adverse effect on our business, profitability and financial condition.

These restatements also may result in additional litigation. We may incur additional substantial defense costs regardless of the outcome of such litigation. Likewise, such events might cause a diversion of our current management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.

The Company has and will continue to fully cooperate with the SEC’s investigation.  However, there can be no guarantee as to the amount of internal and external resources we may need to devote to responding to any further requests we may receive from the SEC. In this regard, the legal and accounting fees and expenses we may incur, or the timeline for resolution or the ultimate outcome of the investigation.  In addition, if the SEC were to charge the Company with violations, we could potentially be subject to fines, penalties or other adverse consequences, and our business and financial condition could be adversely impacted.

Due to the delayed filing of our Form 10-K with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filing with the SEC of our annual report on Form 10-K for the year ended December 31, 2015, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year, and there can be no assurance that we will be able to file all such reports in a timely manner in the future. Should we wish to register the offer and sale of additional securities to the public, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our business, strategic plan and financial condition. Furthermore, if we were to experience delays in making our future periodic filings with the SEC, it could subject us to delisting of our common stock from trading on the NASDAQ exchange. The delisting of our common stock could adversely affect the market price of and hinder our stockholders’ ability to trade in our common stock, and could also affect our ability to access the capital markets or complete acquisitions. If our shares of common stock were delisted, there could be no assurance of it again being listed for trading on NASDAQ or any other exchange.

Ineffective disclosure controls and procedures or internal controls over financial reporting could have a negative effect on our business and stock price.

As a result of our recent financial restatements, our report on Internal Control Over Financial Reporting as of December 31, 2015 indicates such controls were not effective due to inadequate management review procedures. Additionally, we have noted in our reports on Internal Control Over Financial Reporting as of December 31, 2014, June 30, 2015 and September 30, 2015 that controls were not effective.  Though the Company is working diligently to implement additional internal control procedures, there can be no assurance that in the future we will not suffer from additional ineffective disclosure controls and procedures or internal controls over financial reporting, which would further impair our ability to provide reliable and timely financial reports. We have implemented, and are implementing, additional finance and accounting systems, procedures and controls to satisfy our reporting requirements, but may need to implement further measures. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business may be further harmed.  Restated financial statements and failures in internal controls may also cause investors to lose confidence in our financial reporting process, which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

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

Certain provisions of our certificate of incorporation could have the effect of making more difficult, delaying or deterring unsolicited attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. Our certificate of incorporation currently authorizes 150,000,000 shares of common stock to be issued. Based on our outstanding capitalization at December 31, 2015, and assuming the exercise of all outstanding options and warrants and the issuance of the maximum number of shares of common stock issuable upon conversion of all of our outstanding convertible notes, there are still a substantial number of shares of common stock available for issuance by our board of directors without stockholder approval, including shares held in treasury primarily as a result of our stock repurchase plans. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue up to 5,000,000 shares of preferred stock, in one or more series, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock, none of which is outstanding.

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date it acquired that status unless appropriate board or stockholder approvals are obtained.

On January 27, 2016, our Board adopted a rights plan, giving, under specified circumstances, the holders of our common stock the right to buy additional common stock, which could make it more difficult for a third party to acquire us.

Subject to certain exceptions, these rights may be exercised if a person or group intentionally acquires 20% or more of our common stock or commences a tender offer or exchange offer on terms not approved by our Board.  In this event, each right would entitle the holder of each share of our common stock to buy one additional share of our common stock at an exercise price far below the then current market price. Subject to certain exceptions, our Board will be entitled to redeem the rights at $0.001 per right at any time prior to the earlier (i) the close of business on the tenth day following the acquisition of 20% or more of the outstanding common stock or derivatives thereof and (ii) the date of our 2016 Annual Meeting of Stockholders (the date upon which the rights expire).

These provisions could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Use of social media may adversely impact our reputation and business.

We rely on social media, as one of our marketing strategies, to have a positive impact on both the value and reputation of our brands. Our brands could be adversely affected if we fail to achieve these objectives or if our public image or reputation, or that of any of our licensees or business partners, were to be tarnished by negative publicity. Use of social media platforms and weblogs by third parties provides access to a broad audience of consumers and other interested parties. The opportunity for dissemination of information on these platforms, including negative or inaccurate information about Iconix or its brands, is virtually limitless and the effect is immediate. Any of these events could harm our reputation, business and financial results. The harm may be immediate without affording us an opportunity for redress or correction.  It could also result in decreases in sales by our licensees, which in turn could negatively impact our revenues and cash flows.

Item 1B. Unresolved Staff Comments

As disclosed herein, the Company has been engaged in a comment letter process with the Staff of the SEC.  As of February 2016, the Company has responded to the Staff with a Confirming Letter on all of the questions the Staff raised, but has not yet received a response from the Staff.  Outstanding comments relate to (i) the accounting treatment for the formation of the Company’s International Joint Ventures under US GAAP and whether such joint ventures should have been consolidated in our historical results; and (ii) calculation of cost basis attributable to trademarks.  The Company expects all such comments will be resolved as set forth in its Confirming Letter.

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

We leased a showroom and office space at 550 7th Avenue, New York, NY, a portion of which has been sublet through the term of the lease, which expired May 31, 2015 and was not renewed.

We assumed obligations for approximately 4,500 square feet of office space at 261 Fifth Ave in New York, New York in connection with the Waverly acquisition, with an annual rent of approximately $0.3 million for a period ending in February 2018. This space is currently being sublet to a third party.

We lease office and showroom space in the United Kingdom, in the city of Manchester, for approximately £0.1 million per annum, pursuant to a lease that expires in January 2021.

Item 3. Legal Proceedings

In July 2013, Signature Apparel Group LLC, referred to as the Debtor, filed an amended complaint in an adversary proceeding captioned Signature Apparel Group LLC v. ROC Fashions, LLC, et al., United States Bankruptcy Court, Southern District of New York, Adv. Pro. No. 11-02800 in the United States Bankruptcy Court in the Southern District of New York that, among others, named Studio IP Holdings LLC, referred to as Studio IP, and the Company (Studio IP and the Company are collectively referred to as Iconix), as defendants.  In the amended complaint, the Debtor asserts that Iconix was complicit in an alleged conspiracy to pay $2.8 million to Debtor’s principals.  The Debtor also alleges that ROC Fashions LLC paid a $6 million fee to Iconix for a license, and asserts that those funds should be returned to the Debtor as well.  In total, the Debtor is seeking at least $8.8 million in damages from Iconix. Iconix is vigorously defending against the claims, and the trial on this matter concluded in March 2016.  The Company is currently awaiting the Bankruptcy Court’s determination on the matter and is unable to estimate its ultimate outcome.

In December 2015, Anthony L&S, LLC, referred to as ALS, the licensee of the Pony and related trademarks, commenced an action captioned Anthony L&S, LLC v. US Pony Holdings, LLC and Iconix Brand Group, Inc., Supreme Court of the State of New York, New York County, Index No. 654199/2015 in New York State Supreme Court against the Company and its subsidiary, US Pony Holdings, LLC, referred to as Pony, seeking damages of $30 million, plus punitive damages, attorneys’ fees and costs.  ALS alleges that Pony breached the parties’ license agreement by failing to comply with its marketing obligations.  ALS also alleges that Pony and the Company are liable for fraud because Pony and the Company made purported misstatements about their marketing intentions/efforts.  The Company and Pony intend to vigorously defend against the claims.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

In January 2016, ALS’s affiliate, Anthony L&S Athletics, LLC, referred to as Anthony Athletics, commenced an action captioned Anthony L&S Athletics, LLC v. US Pony Holdings, LLC and Iconix Brand Group, Inc., Court of Chancery of the State of Delaware, Case No. 11867 in the Chancery Court in the State of Delaware against the Company and Pony.  Based primarily on the same allegations as in the New York action, Anthony Athletics, the Company’s joint venture partner in Pony, seeks a judicial dissolution of Pony, as well as $30 million in damages resulting from the Company’s purported breach of the Pony operating agreement and the failure to market the brands. The Company and Pony intend to vigorously defend against the claims.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

Three shareholder derivative complaints were recently filed in the Supreme Court of the State of New York, New York County, the Supreme Court of the State of New York, Westchester County, and the Southern District of New York, respectively, captioned De Filippis v. Cuneo et al Index No. 650711/2016, Gold v. Cole et al, and James v. Cuneo et al, Docket No. 1:16-cv-02212.  The complaints name the Company as a nominal defendant and assert claims for breach of fiduciary duty, insider trading and unjust enrichment against certain of the Company's current and former directors and officers arising out of the Company's recent restatement of financial reports and certain employee departures.  The defendants intend to move to dismiss for failure to make a demand on the Board of the Company as required by Delaware law.

As previously announced, the Company has received a formal order from the SEC. The Company intends to cooperate fully with the SEC.

Three securities class actions, respectively captioned Lazaro v. Iconix Brand Group, Inc. et al., Docket No. 1:15-cv-04981-PGG,  Niksich v. Iconix Brand Group, Inc. et al. , Docket No. 1:15-cv-04860-PGG and  Haverhill Retirement System v. Iconix Brand Group, Inc. et al  Docket No. 1:15 – cv 06658, are pending in the United States District Court for the Southern District of New York against the Company and certain former officers and one current officer (each, a “Class Action” and, together, the “Class Actions”). The plaintiffs in the Class Actions purport to represent a class of purchasers of the Company’s securities from February 20, 2013 to August 7, 2015, inclusive, and claim that the Company and individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements regarding certain aspects of the Company’s business operations and prospects. The Company and the individual defendants intend to vigorously defend against the claims. At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

From time to time, we are made a party to litigation incurred in the normal course of business. In addition, in connection with litigation commenced against licensees for non-payment of royalties, certain licensees have asserted unsubstantiated counterclaims against the Company.  While any litigation has an element of uncertainty, we believe that the final outcome of any of these routine matters will not have a material effect on our financial position or future liquidity.

See Note 9 of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.001 par value per share, its only class of common equity, is quoted on the NASDAQ Global Market tier of The NASDAQ Stock Market LLC, herein referred to as NASDAQ, under the symbol “ICON”. The following table sets forth the high and low sales prices per share of the Company’s common stock for the periods indicated, as reported on NASDAQ:

	High	Low
Year Ended December 31, 2015
Fourth Quarter	$16.88	$5.34
Third Quarter	26.00	11.32
Second Quarter	34.97	24.12
First Quarter	37.29	32.70
Year Ended December 31, 2014
Fourth Quarter	$41.03	$32.78
Third Quarter	44.33	36.93
Second Quarter	44.81	36.53
First Quarter	42.47	35.50

As of March 22, 2016, there were 1,240 holders of record of the Company’s common stock.

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

ISSUER PURCHASES OF EQUITY SECURITIES
2015	Total Number of Shares Purchased (*)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1—October 31	—	$—	—	$513,277,115
November 1—November 30	221	14.97	—	513,277,115
December 1—December 31	20,088	6.97	—	513,277,115
Total	20,309	$7.06	—	$513,277,115

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

During FY 2015, the Company repurchased 360,000 shares for $12.4 million under the Company’s July 2013 share repurchase plan. Shares purchased in FY 2015, FY 2014 and FY 2013 that were not part of the Company’s share repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock of employees. At December 31, 2015, $13.3 million of the Company’s common stock may yet be purchased under the Company’s July 2013 Program. As of the date of this Annual Report on Form 10-K, the February 2014 Program has $500.0 million of the Company’s common stock that may yet be purchased.

The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the annual meeting of stockholders to be held in 2016.

Item 6. Selected Financial Data

Selected Historical Financial Data

(amounts in tables, but not footnotes, in thousands, except earnings per share amounts)

The following table presents selected historical financial data of the Company for the periods indicated and has been updated to reflect the restatement as discussed in Note 21 – Restatement of Previously Issued Consolidated Financial Statements of Notes to Consolidated Financial Statements in this Form 10-K. The amounts for prior periods presented in this report have been restated primarily to address the following accounting matters: (i) the 2013 fiscal year and fourth quarter thereof (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first, second and third quarters of 2015, to revise the historical accounting treatments of specified transactions as follows: (i) consolidate the financial statements of the Iconix Canada, Iconix Israel, Iconix Southeast Asia, Iconix MENA and LC Partners US joint ventures with the Company’s financial statements, and eliminate the previously reported gains on sale which were recorded at the time these transactions were consummated (including subsequent June 2014 and September 2014 transactions with respect to Iconix Southeast Asia), (ii) record the recalculated cost basis of the trademarks contributed to certain joint ventures which are recorded under the equity method of accounting at the time of consummation of the transactions, which also affected years prior to FY 2013; and which are reflected in the table below, (iii) record the recalculated cost basis of the Umbro brand in the territory of Korea (which closed in December 2013) and the e-commerce and U.S. catalog rights in respect of the Sharper Image brand (which closed in June 2014) to determine the amount of the gain that should have been recorded at the time of the sale, (iv) reclassify the presentation of its statement of operations to reflect gains on sales of trademarks (to joint ventures or third parties) as a separate line item above the Operating Income line, and not as revenue as historically reflected, (v) reclassify the Equity Earnings on Joint Ventures line to above the Operating Income line, from its previous location within the Other Expenses section.

In conjunction with the Company’s consolidation of the joint ventures noted above, the Company also adjusted its historical financial statements to properly reflect the consideration from joint venture partners (“the redemption value”) as redeemable non-controlling interest for the Iconix Southeast Asia, Iconix MENA and LC Partners US joint ventures as of the date of the formation of the joint venture.  For each period subsequent to the formation of the joint venture, the Company will accrete the change in redemption value up to the date that the joint venture partner has the right to redeem its respective put option.  Additionally, in accordance with the applicable accounting guidance, the notes receivable, net of discount, received from our joint venture partners as part of the consideration related to the formation of consolidated joint ventures will be netted against non-controlling interest or redeemable non-controlling interest, as applicable.

Additionally, during 2015, the Company restated certain of its historical financial statements due to errors in accounting related to inadequate support for revenue recognition, the classification of contractually obligated expenses as selling expenses as opposed to netting such expenses with revenue and the inadequate estimation of accruals related to retail support for certain license agreements.   Further, the Company noted there were inadequate review controls over historical complex accounting transactions. As a result, the Company recorded adjustments to (i) reduce licensing revenue and remeasurement gains associated with the review of the accounting treatment historically applied to various transactions, (ii) record a liability for a royalty credit earned by a specific licensee in accordance with its license agreement.

Please read the selected consolidated historical financial information set forth below in conjunction with our restated Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our restated audited consolidated financial statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

All amounts have been restated to reflect the adjustments that are further discussed in Note 21, Restatement of Previously Issued Financial Statements, to the accompanying Consolidated Financial Statements and included under Part II, Item 8 of this Annual Report on Form 10-K. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company (including the notes thereto) included within this Annual Report on Form 10-K.

See Note 21, Restatement of Previously Issued Financial Statements, to the accompanying Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for a summary of the effects of the restatement.

We have derived the following selected consolidated statement of operations information for the years ended December 31, 2015, 2014 and 2013 from our restated consolidated financial information set forth in Part IV, Item 15 of this Form 10-K. We have derived selected statement of operations information for the years ended December 31, 2012 and 2011 from previously published financial historical financial statements not included in this Form 10-K, but have conformed the presentation of these periods by reflecting the adjustments associated with the restatements discussed in Note 21 to the consolidated financial statements. We have derived selected consolidated balance sheet data as of December 31, 2015 and 2014 from our restated consolidated financial information set forth in Part IV, Item 15 of this Form 10-K. We have derived selected balance sheet information as of December 31, 2013, 2012, and 2011 from previously published financial historical financial statements not included in Form 10-K, but have conformed the presentation of these periods by reflecting the adjustments associated with the restatements discussed in Note 21 to the consolidated financial statements.

We have set forth, in Part IV, Item 15 of this Form 10-K, restated financial statements for the years ended December 31, 2014 and 2013. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. These historical results are not necessarily indicative of results to be expected for any future periods.  We intend to file restated information for the quarters ended March 31, June 30 and September 30, 2015.

The following table presents selected historical financial data of the Company for the periods indicated.  The selected historical financial information is derived from the audited consolidated financial statements of the Company referred to under Item 8 of this Annual Report on Form 10-K, and previously published historical financial statements (which have been adjusted for the restatement adjusted journal entries) not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

	Year Ended December 31,
	(000’s omitted)
	2015	2014 (Restated)	2013 (Restated)	2012 (Restated)	2011 (Restated)
Consolidated Income Statement Data(1)
Licensing revenue	$379,197	$391,490	$390,574	$341,686	$358,265
Selling, general and administrative expenses	209,666	188,786	173,161	137,844	140,888
Gains on sale of trademarks	—	(6,399)	(7,354)	13,266	—
Equity earnings on joint ventures	(5,330)	(11,325)	(10,211)	10,887	10,353
Goodwill impairment	35,132	—	—	—	—
Trademark impairment	402,392	—	—	—	—
Operating income, net	(262,663)	220,428	234,978	227,995	227,730
Other expenses—net(2)	21,611	53,318	68,091	44,389	30,608
Net income (loss)	$(188,930)	$118,822	$117,292	$124,241	$130,879
Net income (loss) attributable to Iconix Brand Group, Inc.	$(189,303)	$103,723	$104,989	$110,140	$116,643
Earnings per share:
Basic	$(3.92)	$2.14	$1.87	$1.58	$1.60
Diluted	$(3.92)	$1.81	$1.73	$1.53	$1.55
Weighted average number of common shares outstanding:
Basic	48,293	48,431	56,281	69,689	73,111
Diluted	48,293	57,366	60,734	71,957	75,495

*	The year ended December 31, 2012 will herein be referred to as FY 2012; and the year ended December 31, 2011 will herein be referred to as FY 2011.

	At December 31,
	(000’s omitted)
	2015	2014 (Restated)	2013 (Restated)	2012 (Restated)	2011 (Restated)
Consolidated Balance Sheet Data
Cash	$169,971	$128,039	$278,789	$238,672	$167,717
Working capital	223,887	222,313	355,970	265,741	(78,278)
Trademarks and other intangibles, net	1,696,524	1,996,334	1,900,340	1,733,400	1,523,075
Total assets	2,521,998	2,773,042	2,825,161	2,453,566	2,137,577
Long-term debt, including current portion	1,464,408	1,394,077	1,427,319	911,718	633,389
Total stockholders’ equity	$694,905	$951,437	$1,060,467	$1,277,365	$1,275,950

(1)

During FY 2015, FY 2014, FY 2013, FY 2012 and FY 2011, the Company made two, six (including investments in joint ventures that are consolidated in our financial statements), five (including investments in joint ventures that are consolidated in our financial statements), two (including investments in joint ventures that are consolidated in our financial statements), and three acquisitions (including the purchase of Zoo York from our IPH Untld joint venture, effectively increasing our ownership in the Zoo York brand from 51% to 100%, and our additional investment in Hardy Way, which increased our ownership from 50% to 85%), respectively. See Note 3 for information about the Company’s 2015 acquisitions and investments through its joint ventures.

(2)

Includes the following: 1) in FY 2015, a non-cash gain of approximately $50.0 million related to our purchase of our joint venture partner’s interest in Iconix China offset by a non-cash loss of approximately $3.8 million related to our additional investment in Scion, 2) in FY 2014, a non-cash gain of approximately $34.7 million related to our purchase of our joint venture partner’s interest in Iconix Latin America offset by a non-cash loss of approximately $5.9 million related to our purchase of our joint venture partner’s interest in Iconix Europe, and 3) in FY 2011, a non-cash gain of approximately $17.6 million related to our additional investment in Hardy Way (see Note 3 for further information).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. This Annual Report on on Form 10-K, including this Item 7, includes “forward-looking statements” based on the Company’s current expectations, assumptions, estimates and projections about its business and its industry. These statements include those relating to future events, performance and/or achievements, and include those relating to, among other things, the Company’s future revenues, expenses and profitability, the future development and expected growth of the Company’s business, its projected capital expenditures, future outcomes of litigation and/or regulatory proceedings, competition, expectations regarding the retail sales environment, continued market acceptance of the Company’s current brands and its ability to market and license brands it acquires, the Company’s ability to continue identifying, pursuing and making acquisitions, the ability of the Company to obtain financing for acquisitions, the ability of the Company’s current licensees to continue executing their business plans with respect to their product lines and the ability to pay contractually obligated royalties, and the Company’s ability to continue sourcing licensees that can design, distribute, manufacture and sell their own product lines.

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

Restatement of Previously Issued Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the effects of the restatement described in Note 21 — Restatement of Previously Issued Consolidated Financial Statements of Notes to Consolidated Financial Statements in this Form 10-K.

The Company has been engaged in a comment letter process with the Staff of the SEC relating to the review of the Company’s Form 10-K for the year ended December 31, 2014. The Company has responded to the Staff with a Confirming Letter on all of the questions the Staff has raised. As a result of the comment letter process, the Company’s management team, Audit Committee (the “Audit Committee”) and the Board of Directors (the “Board”) have reviewed the Company’s financial statements and assessed the accounting treatment applied by the Company to its joint ventures and other sales of intellectual property and have determined that the financial statements should be restated primarily to address the following accounting matters: (i) the 2013 fiscal year and fourth quarter thereof (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first, second and third quarters of 2015, to revise the historical accounting treatments as follows: (i) consolidate the financial statements of the Iconix Canada, Iconix Israel, Iconix Southeast Asia, Iconix MENA and LC Partners US joint ventures with the Company’s financial statements, and eliminate the previously reported gains on sale which were recorded at the time these transactions were consummated (including subsequent June 2014 and September 2014 transactions with respect to Iconix Southeast Asia), (ii) record the recalculated cost basis of the trademarks contributed to certain joint ventures which are recorded under the equity method of accounting at the time of consummation of the transactions, (iii) record the recalculated cost basis of the Umbro brand in the territory of Korea (which closed in December 2013) and the e-commerce and U.S. catalog rights in respect of the Sharper Image brand (which closed in June 2014) to determine the amount of the gain that should have been recorded at the time of the sale, (iv) reclassify the presentation of its statement of operations to reflect gains on sales of trademarks (to joint ventures or third parties) as a separate line item above the Operating Income line, and not as revenue as historically reflected, (v) reclassify the Equity Earnings on Joint Ventures line to above the Operating Income line, from its previous location within the Other Expenses section.  Refer to Note 21 to Consolidated Financial Statements for further details of these and other adjustments.

In conjunction with the Company’s consolidation of the joint ventures noted above, the Company also adjusted its historical financial statements to properly reflect the consideration from joint venture partners (“the redemption value”) as redeemable non-controlling interest for the Iconix Southeast Asia, Iconix MENA and LC Partners US joint ventures as of the date of the formation of the joint venture.  For each period subsequent to the formation of the joint venture, the Company will accrete the change in redemption value up to the date that the joint venture partner has the right to redeem its respective put option.  Additionally, in accordance with the applicable accounting guidance, the notes receivable, net of discount, received from our joint venture partners as part of the consideration related to the formation of consolidated joint ventures will be netted against non-controlling interest or redeemable non-controlling interest, as applicable.

Additionally, during 2015, the Company restated certain of its historical financial statements due to errors in accounting related to inadequate support for revenue recognition, the classification of contractually obligated expenses as selling expenses as opposed to netting such expenses with revenue and the inadequate estimation of accruals related to retail support for certain license agreements.   Further, the Company noted there were inadequate review controls over historical complex accounting transactions. As a result, the Company recorded adjustments to (i) reduce licensing revenue and remeasurement gains associated with the review of the accounting treatment historically applied to various transactions, (ii) record a liability for a royalty credit earned by a specific licensee in accordance with its license agreement.

While these non-cash adjustments impact licensing revenues, total revenues, selling, general and administrative expenses, operating income, net income before taxes, provision for income taxes, net income, and net income attributable to Iconix for each period, as well as total assets, total liabilities and total stockholders’ equity, these adjustments do not impact the Company’s liquidity.

Overview

We are a brand management company and owner of a diversified portfolio of over 35 global consumer brands across women’s, men’s, entertainment and home. The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

As of December 31, 2015, the Company’s brand portfolio includes Candie’s ® , Bongo ® , Badgley Mischka ® , Joe Boxer  ®  , Rampage  ®  , Mudd  ®  , London Fog  ®  , Mossimo  ®  , Ocean Pacific/OP  ®  , Danskin/Danskin Now  ®  , Rocawear  ®  /Roc Nation  ®  , Cannon  ®  , Royal Velvet  ®  , Fieldcrest  ®  , Charisma  ®  , Starter  ®  , Waverly  ®  , Ecko Unltd  ®  /Mark Ecko Cut & Sew  ®  , Zoo York  ®  , Sharper Image  ®  , Umbro  ® , Lee Cooper  ® , Strawberry Shortcake ®, and Artful Dodger  ® ; and interest in Material Girl  ®  , Peanuts  ®  , Ed Hardy  ®  , Truth or Dare  ®  , Billionaire Boys Club  ®  , Ice Cream  ®  , Modern Amusement ®  , Buffalo  ®  , Nick Graham  ®  Hydraulic  ®, and PONY ® .

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

Globally, the Company has over fifty direct-to-retail licenses and more than 1,700 total licenses. Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and without inventory, production or distribution costs or risks, and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows. As of January 1, 2016, the Company had over $850 million of aggregate guaranteed royalty revenue over the terms of its existing contracts excluding renewals.

The Company identifies its operating segments according to how business activities are managed and evaluated with five distinct reportable operating segments: men’s, women’s, home, entertainment and corporate. Therefore, the Company has disclosed these reportable segments for the periods shown below. This information has been revised from the original Form 10-K for the year ended December 31, 2014 and December 31, 2013.

(in 000’s)	FY 2015	FY 2014 (Restated)	FY 2013 (Restated)
Licensing revenue by segment:
Men’s	$92,181	$103,903	$146,242
Women’s	139,300	141,348	128,022
Home	40,110	43,169	41,361
Entertainment	107,606	103,070	74,949
Corporate	-	-	-
	$379,197	$391,490	$390,574
Operating income (loss):
Men’s	$(351,448)	$58,517	$101,743
Women’s	112,963	126,855	117,168
Home	(6,543)	35,174	36,834
Entertainment	35,636	31,524	21,291
Corporate	(53,271)	(31,642)	(42,058)
	$(262,663)	$220,428	$234,978

Highlights of FY 2015

•	License revenue of $379.2 million, a 3% decrease from prior year
•	Non-cash impairment charge of $438 million, primarily related to men’s brands

•	Continued to expand international platform; acquired full ownership and control of Iconix China

•	Grew the entertainment business with the launch of The Peanuts Movie and acquisition of Strawberry Shortcake brand

•	Expanded sports portfolio; acquired athletic brand PONY in North America

•	In 2015 renewed six large DTR licenses; Mossimo at Target, Candie’s at Kohl’s, Bongo and Joe Boxer at Kmart/Sears, and OP and Starter at Wal-Mart

FY 2015 Compared to FY 2014 (Restated)

Licensing Revenue. Licensing revenue for FY 2015 totaled $379.2 million, a 3% decrease as compared to $391.5 million for FY 2014 (restated).  Licensing revenue included approximately $11.0 million of revenue from acquisitions made in 2015 including the Strawberry Shortcake and PONY brands, and was negatively impacted by approximately $10.1 million due to foreign currency exchange rates.  In addition, licensing revenue in the comparable 2014 period included $17.1 million of revenue related to the five-year renewal of the Peanuts specials with ABC. Excluding the effect of acquisitions, foreign currency exchange rates and the ABC renewal, licensing revenue increased approximately 1% in FY 2015.  The entertainment segment increased 4% from $103.1 million in FY 2014 (restated) to $107.6 million in FY 2015 primarily driven by (i) revenue related to The Peanuts Movie including box office royalties and movie merchandise and (ii) acquisition of the Strawberry Shortcake brand during the year. The increase was slightly offset by the revenue recognized for the renewal of the license for Peanuts television specials with ABC Networks during 2014. The women’s segment decreased 1% from $141.3 million in FY 2014 (restated) to $139.3 million in FY 2015 primarily due to a $3.7 million decrease in revenue related to the Rampage brand.  The men’s segment decreased 11% from $103.9 million in FY 2014 (restated) to $92.2 million in FY 2015 primarily due to a $6.9 million decline in Ecko as well as a decline in our Lee Cooper brand primarily related to currency shifts in the Euro. The home segment decreased 7% from $43.2 million in FY 2014 (restated) to $40.1 million in FY 2015 primarily due to a $4.8 million decrease in revenue from our Sharper Image brand.

Operating Expenses. Selling, general and administrative (“SG&A”) expenses totaled $209.7 million for FY 2015 compared to $188.8 million for FY 2014 (restated) an increase of $20.9 million. SG&A in the entertainment segment increased 1% from $71.5 million in FY 2014 (restated) to $72.0 million in FY 2015 primarily due to increased advertising primarily related to The Peanuts Movie. SG&A in the women’s segment increased 9% from $23.8 million in FY 2014 (restated) to $25.9 million in FY 2015 mainly due to a $3.6 million increase in accounts receivable reserves and write-offs of doubtful accounts slightly offset by a decrease in compensation costs. SG&A in the men’s segment increased 5% from $47.7 million in FY 2014 (restated) to $49.9 million in FY 2015 mainly due to a $9.7 million increase in accounts receivable reserves and write-offs of doubtful accounts which was partially offset by $7.2 million decrease in compensation costs. SG&A in the home segment decreased 16% from $8.4 million in FY 2014 (restated) to $7.0 million in FY 2015 mainly due to a decrease in compensation costs. SG&A in the corporate segment increased 47% from $37.3 million in FY 2014 (restated) to $54.8 million in FY 2015 mainly due to a $9.9 million increase in legal and accounting professional fees mostly related to (i) correspondence with the Staff of the SEC and (ii) the Special Committee’s review, and an increase of $5.0 million in compensation costs driven severance costs related to the transition of Iconix management.

Gains on sale of trademarks. There were no gains on sales of trademarks in FY 2015 as there were no sales of trademarks during the year as compared to $6.4 million for FY 2014 (restated). In FY 2014 (restated) we realized a $6.4 million gain on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark.

Equity Income in JV. Equity Income in JV totaled $5.3 million for FY 2015 compared to $11.3 million for FY 2014 (restated), a decrease of $6 million. The decrease was primarily related to the MG Icon joint venture.

Goodwill & Trademark Impairment. Goodwill & Trademark Impairment loss for FY 2015 was approximately $437.5 million in FY 2015 as compared to $0 in FY 2014 (restated).  The Trademark Impairment was approximately $402.4 million in FY 2015 primarily related to a write-down of the Rocawear, Ecko, Ed Hardy and Royal Velvet brands. The Goodwill Impairment was $35.1 million related to a write-down in our men’s business segment primarily due to declines in net sales in certain brands within the segment and an inability to secure additional license agreements with guaranteed minimum royalties in future periods for these brands and to a lesser extent changes to certain inputs and assumptions in the valuation model.

Operating Income (Loss). Operating loss for FY 2015 decreased to $262.7 million, compared to $220.4 million in FY 2014 (restated). Operating income from the women’s segment was $113.0 million in FY 2015 compared to $126.9 million in FY 2014 (restated). Operating loss from the men’s segment was $351.4 million in FY 2015 compared to operating income of $58.5 million in the FY 2014 (restated). Operating loss from the home operating segment was $6.5 million in FY 2015 compared to operating income of $35.2 million in FY 2014 (restated). Operating income from the entertainment segment was $35.6 million in FY 2015 compared to $31.5 million in FY 2014 (restated). Corporate operating loss was $53.3 million in FY 2015 compared to $31.6 million in FY 2014 (restated).

Other Expenses—Net. Other expense—net was approximately $21.6 million in FY 2015 as compared to $53.3 million in FY 2014 (restated). Interest expense increased approximately $1.7 million primarily related to $1.8 million increase related to our Convertible Notes. Interest and other income increased $22.2 million from $32.9 million in FY 2014 (restated) to approximately $55.1 million in FY 2015 primarily due to a $50.0 million non-cash gain in FY 2015 related to the fair value re-measurement of our original 50% interest in Iconix China- see Note 3 of Notes to Consolidated Financial Statements for a description of this transaction, as compared to a $28.9 million non-cash gain in FY 2014 (restated) related to the fair value re-measurement of our original 50% interest in Iconix Latin America. Foreign currency translation gain increased $11.2 million from a $1.7 million loss in FY 2014 (restated) to a $9.5 million gain in FY 2015.

Provision for Income Taxes. The effective income tax rate for FY 2015 is approximately 33.5% resulting in a $95.3 million income tax benefit, as compared to an effective income tax rate of 28.9% in FY 2014 (restated) which resulted in the $48.3 million income tax expense. The increase in our effective tax rate primarily relates to the Goodwill & Impairment charge, which was recorded with an effective tax rate of approximately 35%.

Net Income (Loss). Our net loss was approximately $188.9 million in FY 2015, compared to net income of approximately $118.8 million in FY 2014 (restated), as a result of the factors discussed above.

Highlights of FY 2014 (Restated)

•	License revenue of $391.5 million, a slight increase from prior year

•	Continued expansion of international platform

•	Acquired full ownership and control of Iconix Latin America

•	Expanded South East Asia joint venture partnership with Global Brands Group to include additional territories and brands

•	Established Iconix Middle East joint venture

•	Strong Peanuts business

•	Renewed ABC and MetLife licenses

•	Women’s and home business divisions supported by strong stable direct-to-retail licenses

•	Repurchase of approximately 5.0 million shares of our common stock for $193.4 million

FY 2014 (restated) Compared to FY 2013 (restated)

Licensing Revenue. Licensing revenue for FY 2014 (restated) totaled $391.5 million, a slight increase as compared to $390.6 million for FY 2013 (restated). The entertainment segment increased 38% from $74.9 million in FY 2013 (restated) to $103.1 million in FY 2014 (restated) primarily driven by (i) revenue recognized for the renewal of the license for Peanuts television specials with ABC Networks, (ii) an increase in licensing revenue from our license with Metlife, and (iii) an increase in license revenue from our licenses in Japan. The women’s segment increased 10% from $128.0 million in FY 2013 (restated) to $141.3 million in FY 2014 (restated) due to (i) an increase in licensing revenue from the core licensee for our Rampage brand, (ii) a full year of revenue from our Buffalo brand (acquired February 2013), and (iii) the inclusion of revenue from our former Latin America joint venture which, following our buy-out of our partner’s equity interest in January 2014, is now consolidated with the Company. The men’s segment decreased 29% from $146.2 million in FY 2013 (restated) to $103.9 million in FY 2014 (restated) primarily due to weakness in our Rocawear, Ecko and Ed Hardy brands, as well as a decrease in revenue from the Umbro brand related to the timing of the transition from Nike operated territories to our new licensee base. The home segment increased 4% from $41.4 million in FY 2013 (restated) to $43.2 million in FY 2014 (restated) primarily due to an increase in licensing revenue from Charisma at Costco and revenues related to our Sharper Image brand.

Operating Expenses. Selling, general and administrative (“SG&A”) expenses totaled $188.8 million for FY 2014 (restated) compared to $173.2 million for FY 2013 (restated) an increase of $15.6 million. SG&A in the entertainment segment increased 33% from $53.7 million in FY 2013 (restated) to $71.5 million in FY 2014 (restated) primarily due to (i) increased talent expenses incurred as a result of the incremental increase in revenue in FY 2014 (restated), and such revenue increased primarily as a result of the renewal of the license for Peanuts television specials with ABC Networks, (ii) an increase in compensation costs, and (iii) an increase in agent fees as a result of increased revenue from our licenses in Japan. SG&A in the women’s segment increased 20% from $19.8 million in FY 2013 (restated) to $23.8 million in FY 2014 (restated) mainly due to a $1.9 million increase in advertising for the Buffalo brand. SG&A in the men’s segment increased 3% from $46.3 million in FY 2013 (restated) to $47.7 million in FY 2014 (restated) mainly due to $0.7 million an increase in accounts receivable reserves and write-offs of doubtful accounts. SG&A in the home segment increased 53% from $5.5 million in FY 2013 (restated) to $8.4 million in FY 2014 (restated) mainly due to $1.1 million increase in advertising costs primarily for the Royal Velvet brand. SG&A in the corporate segment decreased 22% from $47.9 million in FY 2013 (restated) to $37.3 million in FY 2014 (restated) mainly due to an $8.4 million decrease in compensation costs driven by a reduction in performance-based stock compensation and cash bonuses.

Gains on sale of trademarks. Gains on sales of trademarks for FY 2014 (restated) totaled $6.4 million, a 13% decrease as compared to $7.4 million for FY 2013(restated). In FY 2014 (restated), we realized a $6.4 million gain on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark as compared to an aggregate $7.4 million gain realized in FY 2013 (restated) on the formation of our Iconix Australia joint venture (see Note 3 of Notes to Consolidated Financial Statements for a description of this transaction) as well as the sale of the Umbro trademark in Korea.

Equity Income in JV. Equity Income in JV totaled $11.3 million for FY 2014 (restated) compared to $10.2 million for FY 2014 (restated), an increase of $1.1 million. The increase primarily came from an increase of (i) $2.2 million in income in the MG Icon joint venture and (ii) $1.9 million in income in our Iconix Australia joint venture, which was formed in September of 2013, offset by a decrease of $2.4 million in our Latin America joint venture which was included in equity earnings on joint ventures until February 2014 when we began consolidating following our purchase of our partner’s remaining interest in Iconix Latin America.

Operating Income. Operating income for FY 2014 (restated) decreased to $220.4 million, or approximately 56% of total revenue, compared to $235.0 million or approximately 60% of total revenue in FY 2013 (restated). Operating income from the women’s segment was $126.9 million in FY 2014 (restated) compared to $117.2 million in FY 2013 (restated). Operating income from the men’s segment was $58.5 million in FY 2014 (restated) compared to $101.7 million in the FY 2013 (restated). Operating income from the home operating segment was $35.2 million in FY 2014 (restated) compared to $36.8 million in FY 2013 (restated). Operating income from the entertainment segment was $31.5 million in FY 2014 (restated) compared to $21.3 million in FY 2013 (restated). Corporate operating loss was $31.6 million in FY 2014 (restated) compared to an operating loss of $42.1 million in FY 2013 (restated).

Other Expenses—Net. Other expense—net was approximately $53.3 million in FY 2014 (restated) as compared to $68.1 million in FY 2013 (restated). Interest expense increased approximately $8.2 million for the following reasons: (i) an increase in interest related to our Senior Secured Notes (issued November 2012 and June 2013) of approximately $3.0 million, due to the second tranche of Senior Secured Notes issued in June 2013, (ii) an increase of approximately $5.3 million in interest related to our 1.50% Convertible Notes issued March 2013, partially offset by $1.7 million of interest expense related to our Ecko Note (extinguished in

May 2013) in FY 2013 (restated) for which there is no comparable expense in FY 2014 (restated). Interest and other income increased $24.4 million from $8.6 million in FY 2013 (restated) to approximately $32.9 million in FY 2014 (restated) primarily due to a $28.9 million non-cash gain in FY 2014 (restated) related to the fair value re-measurement of our original 50% interest in Iconix Latin America—see Note 3 to Consolidated Financial Statements for a description of this transaction, as compared to a $5.4 million gain in FY 2013 (restated) related to the sale of securities for which there is no comparable transaction in FY 2014 (restated).

Provision for Income Taxes. The effective income tax rate for FY 2014 (restated) is approximately 28.9% resulting in a $48.3 million income tax expense, as compared to an effective income tax rate of 29.7% in FY 2013 (restated) which resulted in the $49.6 million income tax expense. The decrease in our effective tax rate primarily relates to, a larger portion of our income in FY 2014 (restated) as compared to FY 2013 (restated) being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S., partially offset by a one-time tax assessment of approximately $2.1 million related to new legislation on income related to New York State Corporation taxes.

Net Income. Our net income was approximately $118.8 million in FY 2014 (restated), compared to net income of approximately $117.3 million in FY 2013 (restated), as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At December 31, 2015 and December 31, 2014, our cash totaled $169.9 million and $128.0 million, respectively, not including short-term restricted cash of $49.5 million and $59.6 million, respectively. Our short term restricted cash primarily consists of collection and investment accounts related to our Senior Secured Notes.  In addition, as of December 31, 2015, approximately $83.9 million, or 38.2%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations.

On February 12, 2015, we delivered a notice to fund to the administrator to our Variable Funding Notes (see definition below). On February 18, 2015, the Company received $100.0 million of cash, which will be used primarily for the acquisition of Strawberry Shortcake, as well as for general corporate purposes. See below under “Obligations and Commitments” for a description of our Variable Funding Notes. See Note 6 to Notes to Consolidated Financial Statements for additional disclosure regarding this funding of our Variable Funding Notes.

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

On March 7, 2016, the Company through its wholly-owned direct subsidiary, IBG Borrower LLC (“IBG Borrower”) entered into a $300 million senior secured term loan (the “Credit Agreement”), whereby the Company and certain wholly-owned subsidiaries of IBG Borrower will serve as guarantors, Cortland Capital Market Services LLC will serve as administrative agent and collateral agent and the lenders party thereto from time to time, including CF ICX LLC and Fortress Credit Co LLC.  Among other customary conditions, the closing is conditioned on the transfer of specified assets of the Company to be held by IBG Borrower and the execution of customary account control agreements.  Refer to Note 19 in Notes to Consolidated Financial Statements for further details.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved in any such transactions may, individually or in the aggregate, be material.

Changes in Working Capital

At December 31, 2015 and December 31, 2014 the working capital ratio (current assets to current liabilities) was 2.53 to 1 and 2.68 to 1, respectively.

Operating Activities

Net cash provided by operating activities increased approximately $30.2 million, from $160.0 million in FY 2014 to $190.2 million in FY 2015.  After excluding the non-cash gain in FY 2015 related to the fair value re-measurement of our original 50% interest in Iconix China and the non-cash gain in FY 2014 related to the re-measurement of our original 50% interest in Iconix Latin America, and the deferred taxes associated with each of these non-cash gains, respectively, the change in net cash provided by operating activities was primarily due to (i) a decrease in gains on sale of trademarks, for which there was none in FY 2015 (ii) foreign currency translation gains associated with our international operations, (iii) a decrease in our stock-based compensation, (iv) a decrease in earnings and distributions from our equity partners, (v) an increase in our provision for bad debts, primarily related to receivables recorded under certain men's brands licenses, (vi) an aggregate increase in the net changes in balance sheet items,  and (vii) a decrease in net income for the reasons discussed above.

Investing Activities

Net cash used in investing activities increased approximately $103.4 million, from $49.6 million in FY 2014 to $153.0 million in FY 2015.  This increase in FY 2015 is primarily due to (i) our purchase of the Strawberry Shortcake brand for $105 million in cash, (ii) our purchase of the remaining 50% interest in Iconix China for $20.4 million in cash, net of cash acquired (total cash paid to Novel was $40.4 million, (iii) our purchase of a 75% interest in the Pony brand for $37.0 million in cash, as compared to our purchase of the remaining 50% interest in Iconix Latin America in FY 2014.

Financing Activities

Net cash provided by financing activities increased approximately $263.7 million, from cash used in financing activities of $253.8 million in FY 2014, to cash provided by financing activities of $9.9 million in FY 2015. In FY 2015, we received proceeds of $100.0 million from our Variable Funding Notes, for which there were no comparable financings in FY 2014. In addition, there was a decrease in the shares repurchased on the open market and for the vesting of restricted stock of $181.6 million, from an aggregate $209.5 million in FY 2014 to an aggregate $27.9 million in FY 2015.

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

In February 2015, the Company received $100 million proceeds from the Variable Funding Notes. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It is anticipated that any outstanding principal of and interest on the Variable Funding Notes will be repaid in full on or prior to January 2018. Following the anticipated repayment date, additional interest will accrue on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

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

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the supplemental indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Company was in compliance with all covenants under the Notes during FY 2015 and FY 2014.

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

As of December 31, 2015, the total principal balance of the Notes is $812.9 million, of which $61.1 million is included in the current portion of long-term debt on the consolidated balance sheet. As of December 31, 2015 and December 31, 2014, $49.5 million and $59.6 million, respectively is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

1.50% Convertible Notes.

On March 18, 2013, the Company completed the issuance of $400.0 million principal amount of the Company’s 1.50% convertible senior subordinated notes due March 15, 2018 (“1.50% Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering, excluding the net cost of hedges and sale of warrants (described below) and including transaction fees, were approximately $390.6 million.  At December 31, 2015, the net balance of the 1.50% Convertible Notes was $357.5 million, which reflects the net debt carrying value in accordance with accounting for convertible debt instruments that may be settled in cash upon conversion.  However, the principal amount owed to the 1.50% Convertible Note holders is $400.0 million.

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

2.50% Convertible Notes.

In May 2011, the Company completed the issuance of $300.0 million principal amount of our 2.50% convertible senior subordinated notes due June 2016, herein referred to as our 2.50% Convertible Notes, in a private offering to certain institutional investors from which we received net proceeds, after transaction fees, of approximately $291.6 million. The 2.50% Convertible Notes bear interest at an annual rate of 2.50%, payable semi-annually in arrears on June 1 and December 1 of each year, commencing as of December 1, 2011. At December 31, 2015, the net balance of the 2.50% Convertible Notes was $294.0 million, which reflects the net debt carrying value in accordance with accounting for convertible debt instruments that may be settled in cash upon conversion. However, the principal amount owed to the 2.50% Convertible Note holders is $300.0 million.

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

The following is a summary of contractual cash obligations, including interest for the periods indicated that existed as of December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total
	(000’s omitted)
Senior Secured Notes	$61,123	$61,123	$61,123	$61,123	$61,123	$407,292	$712,907
1.50% Convertible Notes	—	—	400,000	—	—	—	400,000
2.50% Convertible Notes(1)	300,000	—	—	—	—	—	300,000
Variable Funding Notes	—	—	100,000	—	—	—	100,000
Operating leases	2,384	2,404	2,202	2,099	2,158	7,284	18,531
Employment contracts	5,445	2,128	1,000	152	—	—	8,725
Interest	42,329	36,559	28,915	21,483	18,838	58,059	206,183

Total contractual cash obligations	$411,281	$102,214	$593,240	$84,857	$82,119	$472,635	$1,746,346

(1)

On March 7, 2016, the Company through its wholly-owned direct subsidiary, IBG Borrower LLC (“IBG Borrower”) entered into a $300 million senior secured term loan (the “Credit Agreement”), whereby the Company and certain wholly-owned subsidiaries of IBG Borrower will serve as guarantors, Cortland Capital Market Services LLC will serve as administrative agent and collateral agent and the lenders party thereto from time to time (the “Lenders”), including CF ICX LLC and Fortress Credit Co LLC.  Refer to Note 19 in Notes to Consolidated Financial Statements for further details.

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

New Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, which eliminates the guidance in ASC Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet.  The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet.  This ASU is effective for annual and interim periods beginning after December 31, 2016.  Early adoption is permitted as of the beginning of any interim or annual reporting period.  Entities may adopt the guidance prospectively or retrospectively.  The Company plans to adopt the new standard effective January 1, 2017.

In September 2015, the FASB issued ASU No. 2015-16, which simplifies the accounting under ASC Topic 805 for adjustments made during the measurement period to provisional amounts recognized in a business combination. The amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined.  The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the statement of operations or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  This ASU is effective for annual and interim periods beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. The Company will adopt the new standard effective January 1, 2016.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

Gains on sale of trademarks

We sell a brand’s territories and/or categories through joint venture transactions which is a central and ongoing part of our business. Since our goal is to maximize the value of the IP, we evaluate sale opportunities by comparing whether the offer is more valuable than the current and potential revenue stream in the Company’s traditional licensing model. Further, as part of the Company’s evaluation process, it will also look at whether or not the buyer’s future development of the brand could help expand the brands global recognition and revenue. The Company considers, among others, the following guidance in determining the appropriate accounting and gains recognized from the initial sale of our brands/trademarks to our joint ventures: ASC 323,  Investments—Equity Method and Joint Venture , ASC 605,  Revenue Recognition , ASC 810,  Consolidations , and ASC 845,  Nonmonetary Transactions  -  Exchanges Involving Monetary Consideration.

Additionally, the Company determines the cost of the trademarks sold by determining the relative fair market value of the proceeds received in the transaction to the relative fair value of the trademarks on the Company’s consolidated balance sheet at the time of the transaction.

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

Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; (iv) contractually guaranteed minimum revenues; and (v) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. During FY 2015, the Company recognized a non-cash impairment charge of $402.4 million for indefinite-lived intangibles in the men’s and home segments.  See Note 2 for further information.  During FY 2014 and FY 2013, there were no write-downs from impairments.

Goodwill

Goodwill is tested for impairment at the reporting unit level (the Company has five operating segments: women’s, men’s, home, entertainment and corporate) on an annual basis (in the Company’s fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations. As of December 31, 2015 the Company recognized a non-cash impairment charge of $35.1 million for goodwill in the men’s segment.  See Note 1 – Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements for further detail.  During FY 2014 and FY 2013, there were no write-downs from impairments.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our current management, with the participation of our Interim Chief Executive Officer and current Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2015) on Form 10-K. Due to the material weaknesses in internal control over financial reporting described below, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, and were not operating at the reasonable assurance level as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

Refer to Management’s Annual Report on Internal Control over Financial Reporting for changes in internal controls over financial reporting for the year ended December 31, 2015.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Interim Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may change over time.

Our current management, under the supervision of our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that  material weaknesses existed as of December 31, 2015 as follows:

•

The Company did not maintain internal controls over financial reporting that were operating effectively  to support the accurate reporting of  revenue and deferred revenue as of December 31, 2015, which led to errors being identified in revenue and deferred revenue.

•

The Company did not implement effective internal controls to formally identify related parties and ensure that proper measures were taken to analyze transactions with these parties before they were entered into and that they were properly disclosed in the financial statements. However, no adjustments were made as a result of this material weakness.

•

The Company did not maintain internal controls over financial reporting that were appropriately documented to evidence that journal entries were sufficiently reviewed. However, no adjustments were made as a result of this material weakness.

•

The Company did not maintain internal controls over financial reporting that were operating effectively with regard to certain revenue recognition, the classification of contractually obligated expenses as selling expenses as opposed to netting such expenses with revenue and the inadequate estimation of accruals related to retail support for certain license agreements.

•	The Company did not maintain internal controls over financial reporting that appropriately documented review of supporting schedules within Forms 10-K and 10-Q.
•

The Company did not maintain internal controls over financial reporting that were appropriately designed, adequately documented and operating effectively related to complex accounting transactions. As a result, the Company recorded adjustments to (i) reduce licensing revenue and remeasurement gains associated with the review of various historical accounting transactions, (ii) record a liability for a royalty credit earned by a specific licensee in accordance with its license agreement.

•	During the course of our 2015 audit, our auditors identified errors in the calculation of the impairment charge for goodwill reducing the charge by $35 million.

In addition, as a result of the Staff comment letter process, certain adjustments were noted that were subsequently recorded by the Company with respect to years from 2012, 2013 and 2014 and quarterly periods in those years and through September 30, 2015, to revise the historical accounting treatments as follows: (i) consolidate the financial statements of the Iconix Canada, Iconix Israel, Iconix Southeast Asia, Iconix MENA and LC Partners US joint ventures with the Company’s financial statements, and eliminate the previously reported gains on sale which were recorded at the time these transactions were consummated (including subsequent June 2014 and September 2014 transactions with respect to Iconix Southeast Asia), (ii) record the recalculated cost basis of the trademarks contributed to certain joint ventures which are recorded under the equity method of accounting at the time of consummation of the transactions, (iii) record the recalculated cost basis of the Umbro brand in the territory of Korea (which closed in December 2013) and the e-commerce and U.S. catalog rights in respect of the Sharper Image brand (which closed in June 2014) to determine the amount of the gain that should have been recorded at the time of the sale, (iv) reclassify the presentation of its statement of operations to reflect gains on sales of trademarks (to joint ventures or third parties) as a separate line item above the Operating Income line, and not as revenue as historically reflected and (v) reclassify the Equity Earnings on Joint Ventures line to above the Operating Income line, from its previous location within the Other Expenses section.

In conjunction with the Company’s consolidation of the joint ventures noted above, the Company also adjusted its historical financial statements to properly reflect the consideration from joint venture partners (“the redemption value”) as redeemable non-controlling interest for the Iconix Southeast Asia, Iconix MENA and LC Partners US joint ventures as of the date of the formation of the joint venture.  For each period subsequent to the formation of the joint venture, the Company will accrete the change in redemption value up to the date that the joint venture partner has the right to redeem its respective put option.  Additionally, in accordance with the applicable accounting guidance, the notes receivable, net of discount, received from our joint venture partners as part of the consideration related to the formation of consolidated joint ventures will be netted against non-controlling interest or redeemable non-controlling interest, as applicable.

The Company will address the adjustments related to the first, second and third quarters of 2014 and 2015 in amended Forms 10-Q which will be filed with the SEC as soon as possible.

As a result of these material weaknesses, current management concluded that our internal control over financial reporting was not effective as of December 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our independent registered public accounting firm, BDO USA LLP (“BDO”), have issued their report on our internal controls over financial reporting as of December 31, 2015 which appears in this Item 9A.

Addressing the Material Weaknesses

In response to the material weaknesses in internal controls, the Board of Directors and current management team have taken the following actions:

•

Hired a new President (February 2016) who will become the Chief Executive Officer in April 2016, and a new Chief Financial Officer (July 2015); each of whom has taken an active role in closely monitoring the Company’s policies and internal controls.

•	When the new President becomes Chief Executive Officer in April 2016, the positions of Chief Executive Officer and Board Chairman will be separated.
•

Hired a Director of Internal Audit and a Director of Financial Reporting in December 2015 and January 2016, respectively. Both individuals are Certified Public Accountants. The Director of Internal Audit reports directly to the Audit Committee.

•

Addressed internal control weaknesses identified by the Special Committee, external auditors, and the Senior Management team. In certain areas, internal controls were in place but not documented. Accordingly, in the third and fourth quarters of 2015, and the first quarter of 2016, the Company formally documented processes and internal controls in key financial reporting areas, including the review of license agreements, cash disbursements, account reconciliations/analysis, journal entries and review of financial statements. Where applicable, these processes and internal controls were complimented with the development and implementation of use of forms and documents.

•

A formal process for the identification of related party transactions was developed which included a list of related parties/affiliated entities, and  respective internal controls for confirming the accuracy of the list on a go-forward basis was developed in the first quarter of 2016.

•

In 2015, the Company formed a “Disclosure Committee” and implemented a “sub-certification process”, the purpose of which is to review all regulatory filings to help ensure the completeness and accuracy of disclosures.

•

The Company’s current Code of Conduct is being updated to be more explicit regarding the importance of business personnel communicating information to the Chief Financial Officer and the General Counsel. In addition, the Code of Conduct is being updated to be more explicit requiring that all material terms and conditions of all business or financial transactions, licenses, joint ventures, agreements, commitments or other arrangements involving the Company must be in writing.

•

Established annual training for all Independent Directors, management and key non-management personnel around Code of Conduct and other company policies. Annual certifications of compliance with Code of Conduct and other company policies will be required.

In 2016, the new senior management team is dedicated to continuing its initiative to implement and document policies, procedures, and internal controls, for the purpose of strengthening the internal control environment. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely addressed until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The foregoing has been approved by our management, including our Interim Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

The Audit Committee, which consists of independent, non-executive directors, will continue to meet regularly with management, the Director of Internal Audit, and the independent accountants to review accounting, reporting, auditing and internal control matters. The Audit Committee has direct and private access to the Director of Internal Audit and the external auditors, and will meet with each, separately, in executive sessions. The Company reviewed the results of management’s assessment of its internal control over financial reporting with the Audit Committee of the Board of Directors and they agreed with the conclusions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

We have audited Iconix Brand Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in  Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Iconix Brand Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and described in Management’s Assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements:

•	Inadequate review controls from management resulting in errors in the recording of revenue and deferred revenue,
•	No formal process to identify related parties,
•	Lack of sufficient support to evidence management’s review of journal entries,
•

Inadequate review controls from management resulting in the restatement of prior financial statements in connection with (i) revenue recognition; (ii) the accounting for the consolidation of certain joint ventures; (iii) the calculation of the cost basis of trademarks sold to third parties; and (iv)  the classification in the statements of operations of gains from the sale of trademarks and equity income,

•	Lack of management review controls over the preparation of financial statements and the accounting for certain complex transactions,
•	Inadequate review controls by management resulting in an error in the calculation of impairment charges to goodwill.

In our opinion, Iconix Brand Group, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 30, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA LLP

New York, New York

March 30, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, executive officers and certain corporate governance matters is incorporated by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2016 (“2016 Definitive Proxy Statement”) to be filed with the SEC.

Code of Business Conduct

We have adopted a written code of business conduct that applies to our officers, directors and employees. Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation

The information required under this item is hereby incorporated by reference from our 2016 Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is hereby incorporated by reference from our 2016 Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is hereby incorporated by reference from our 2016 Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is hereby incorporated by reference from our 2016 Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets—December 31, 2015 and December 31, 2014 (Restated)
•	Consolidated Statements of Operations for the years ended December 31, 2015, 2014 (Restated) and 2013 (Restated)
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 (Restated) and 2013 (Restated)
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 (Restated) and 2013 (Restated)
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 (Restated) and 2013 (Restated)
•	Notes to Consolidated Financial Statements

2. The following financial statement schedules are included in this Annual Report:

•	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
•	Schedule II Valuation and qualifying accounts

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

ICONIX BRAND GROUP, INC.

Date: March 30, 2016	By:	/s/ F. Peter Cuneo
F. Peter Cuneo
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ F. Peter Cuneo F. Peter Cuneo	Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)	March 30, 2016

/s/ David K. Jones David K. Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2016

/s/ Barry Emanuel Barry Emanuel	Director	March 30, 2016

/s/ Drew Cohen Drew Cohen	Director	March 30, 2016

/s/ Mark Friedman Mark Friedman	Director	March 30, 2016

/s/ James A. Marcum James A. Marcum	Director	March 30, 2016

/s/ Sue Gove Sue Gove	Director	March 30, 2016

Index to Exhibits

Exhibit Numbers	Description

2.1

Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC  (1)  +

2.2	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC (2) +

2.3	Purchase Agreement dated as of April 26, 2010 by and among the Company, United Features Syndicate, Inc. and The E.W. Scripps Company (3) +

2.4	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC (4) +

2.5	Asset Purchase Agreement dated October 26, 2011 by and between the Company and Sharper Image Acquisition LLC (5) +

2.6

Asset Purchase Agreement dated October 24, 2012 by and among Iconix Brand Group, Inc., Umbro IP Holdings LLC, Iconix Luxembourg Holdings SÀRL, Umbro International Limited, Nike Global Services Pte. Ltd. and NIKE, Inc  (6)  +

3.1	Certificate of Incorporation, as amended(9)

3.2	Restated and Amended By-Laws(10)

3.3	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company(40)*

4.1	Indenture, dated May 23, 2011, between the Company and The Bank of New York Mellon Trust, N.A.(11)

4.2	Global Note(11)

4.3	Base Indenture dated November 29, 2012(12)

4.4	Supplemental Indenture dated November 29, 2012(12)

4.5	Supplemental Indenture Series 2013-1 Supplement dated as of June 21, 2013(8)

4.6	Indenture 1.50% Convertible Senior Subordinated Notes Due 2018 dated as of March 18, 2013(39)

4.7	Global Note(39)

4.8	Rights Agreement dated as of January 27, 2016 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent(40)

10.2	2000 Stock Option Plan of the Company(14)*

10.3	2001 Stock Option Plan of the Company(15)*

10.4	2002 Stock Option Plan of the Company(16)*

10.5	Non-Employee Director Stock Incentive Plan(17)*

10.6	401(K) Savings Plan of the Company(18)

10.7	Employment Agreement between Neil Cole and the Company dated January 28, 2008(7)*

10.8	Option Agreement of Neil Cole dated November 29, 1999(18)*

10.9	The Company’s 2006 Equity Incentive Plan and forms of options granted thereunder(19)*

10.10	Form of Restricted Stock Agreement for officers under the Company’s 2006 Equity Incentive Plan(20)*

10.11	Form of Restricted Stock Agreement for Directors under the Company’s 2006 Equity Incentive Plan(20)*

10.12	Form of Option Agreement under the Company’s 1997 Stock Option Plan(21)*

10.13	Form of Option Agreement under the Company’s 2000 Stock Option Plan(21)*

10.14	Form of Option Agreement under the Company’s 2001 Stock Option Plan(21)*

10.15	Form of Option Agreement under the Company’s 2002 Stock Option Plan(21)*

Exhibit Numbers	Description

10.16	Common Stock Purchase Warrant issued to UCC Consulting Corporation(22)

10.17	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company (23)

10.18	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole(24)*

10.19	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole(24)*

10.20	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices(24)

10.21	Iconix Brand Group, Inc. Executive Incentive Bonus Plan(25)*

10.22	Agreement dated May 2008 between the Company and Neil Cole(26)*

10.23	Agreement dated December 24, 2008 between the Company and Neil Cole(27)*

10.24	Form of restricted stock agreement under the 2009 Equity Incentive Plan(28)*

10.25	Form of stock option agreement under the 2009 Equity Incentive Plan(28)*

10.26	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009(28)*

10.27	Restricted Stock Agreement with Warren Clamen dated September 22, 2009(28)*

10.28	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009(28)*

10.29	Employment Agreement dated February 26, 2009 between the Company and David Blumberg(29)*

10.30	Restricted Stock Agreement with David Blumberg dated September 22, 2009(29)*

10.31	Purchase Agreement, dated May 17, 2011, among Iconix Brand Group, Inc., Barclays Capital Inc. and Goldman, Sachs & Co. (11)

10.32	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.33	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company and Goldman, Sachs & Co. (11)

10.34	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.35	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Goldman, Sachs & Co. (11)

10.36	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.37	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Goldman, Sachs & Co. (11)

10.38	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.39	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Goldman, Sachs & Co. (11)

10.40	Amendment to Employment Agreement between Neil Cole and the Company dated June 17, 2011(30)*

10.41	Restricted Stock Agreement dated June 17, 2011 between the Company and Neil Cole(31)*

10.42	Restricted Stock Performance Unit Agreement dated June 17, 2011 between the Company and Neil Cole(31)*

10.43	Employment Agreement Amendment dated October 7, 2011 between the Company and Warren Clamen(32)*

10.44	Employment Agreement Amendment dated October 7, 2011 between the Company and Andrew Tarshis(32)*

Exhibit Numbers	Description

10.45

Revolving Credit Agreement dated as of November 22, 2011 among the Company, as Borrower, and the several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Syndication Agents, Barclays Bank PLC, as Documentation Agent, and Barclays Bank PLC, as Administrative Agent  (33)

10.46	Guarantee and Collateral Agreement dated as of November 22, 2011 made by the Company and certain of its Subsidiaries in favor of Barclays Bank PLC, as Administrative Agent (33)

10.47	Employment Agreement dated March 5, 2012 between the Company and David Blumberg(34)*

10.48

Class A-1 Note Purchase Agreement dated November 29, 2012 by and among Registrant, Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, Barclays Bank PLC, as L/C Provider, Barclays Bank PLC as Swingline Lender and Barclays Bank PLC, as Administrative Agent  (12)

10.49	Management Agreement dated November 29, 2012 by and among the Co-Issuers, Registrant and Citibank, N.A., as trustee (12)

10.50	Amendment to Employment Agreement entered into February 15, 2013 to be effective February 1, 2013 between the Company and David Blumberg (35) *

10.51	PSU Agreement dated February 15, 2013 between Iconix Brand Group, Inc. and David Blumberg(35)*

10.52	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Executive)(36)*

10.53	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-Executive)(36)*

10.54	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-employee Director)(36)*

10.55	Amended and Restated 2009 Equity Incentive Plan(36)*

10.56	Clawback policy form of Acknowledgement(36)*

10.57	Employment Agreement dated as of August 19, 2013 between the Company and Jason Schaefer(37)*

10.58	Employment Agreement Amendment dated as of March 18, 2014 between the Company and Seth Horowitz(38)*

10.59	Employment Agreement dated as of March 18, 2014 between the Company and Jeff Lupinacci(38)*

10.60	Purchase Agreement dated March 12, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc.(39)

10.61	Confirmation of OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (39)

10.62	Confirmation of Additional OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (39)

10.63	Confirmation of OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (39)

10.64	Confirmation of Additional OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (39)

10.65	Employment Agreement dated as of June 10, 2015 between the Company and David Jones(41)*

10.66	Employment Agreement dated as of September 9, 2015 between the Company and F. Peter Cuneo. ++*

10.67	Employment Agreement dated as of February 18, 2016 between the Company and John Haugh(42)*

10.68	Employment Agreement dated as of February 24, 2016 between the Company and David Blumberg(42)*

10.69

Credit Agreement dated as of March 7, 2016 between IBG Borrower LLC, as the borrower (“IBG Borrower”), the Company and certain of IBG Borrower’s wholly-owned subsidiaries, as guarantors, Cortland Capital Market Services LLC, as administrative agent and collateral agent and the lenders party thereto from time to time, including CF ICX LLC and Fortress Credit Co LLC(43)

Exhibit Numbers	Description

10.70

Facility Guaranty dated as of March 7, 2016 between the Company and certain wholly-owned subsidiaries of IBG Borrower LLC, as guarantors and Cortland Capital Market Services LLC, as administrative agent and collateral agent(43)

10.71

Security Agreement dated as of March 7, 2016 between the Company, IBG Borrower LLC and certain of its wholly-owned subsidiaries, as Grantors, and Cortland Capital Market Services LLC, as Collateral Agent(43)

10.72	2015 Executive Incentive Plan(44)*

21	Subsidiaries of the Company++

23	Consent of BDO USA, LLP++

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002++

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002++

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002++

32.2 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002++

XBRL Instance Document++

XBRL Schema Document++

XBRL Calculation Linkbase Document ++

XBRL Definition Linkbase Document++

XBRL Label Linkbase Document++

XBRL Presentation Linkbase Document++

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 26, 2011 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 30, 2012 and incorporated by reference herein.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 21, 2013 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 6, 2012 and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 17, 2011 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 29, 2012 and incorporated by reference herein.
(13)	Intentionally omitted.

(14)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.
(16)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.
(17)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
(21)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.
(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.
(25)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.
(26)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.
(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 24, 2008 and incorporated by reference herein.
(28)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
(29)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.
(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 17, 2011 and incorporated by reference herein.
(31)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.
(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 7, 2011 and incorporated by reference herein.
(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 22, 2011 and incorporated by reference herein.
(34)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 5, 2012 and incorporated by reference herein.
(35)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and incorporated by reference herein.
(36)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 and incorporated by reference herein.
(37)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.
(38)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 18, 2014 and incorporated by reference herein.
(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 12, 2013 and incorporated by reference herein.
(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 27, 2016 and incorporated by reference herein,
(41)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated by reference herein.
(42)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 18, 2016 and incorporated by reference herein.
(43)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 7, 2016 and incorporated by reference herein.

(44)	Filed as Annex A to the Company’s Definitive Proxy Statement dated October 23, 2015 as filed on Schedule 14A and incorporated by reference herein.

*	Denotes management compensation plan or arrangement
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

Year ended December 31, 2015

Iconix Brand Group, Inc. and Subsidiaries

Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Iconix Brand Group Inc. and subsidiaries are included in Item 15:

The following consolidated financial statement schedule of Iconix Brand Group, Inc. and subsidiaries is included in Item 15(d):

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	124

Schedule II Valuation and qualifying accounts	125

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Iconix Brand Group, Inc. and Subsidiaries (“the Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iconix Brand Group, Inc. and Subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The financial statements as of December 31, 2014 and for the years ended December 31, 2014 and 2013, have been restated to reflect errors relating to the (i) accounting for many of the Company’s international joint ventures; (ii) the cost basis of the trademarks sold to third parties and to certain joint ventures, (iii) the accounting for the consideration issued in connection with certain acquisitions made in 2013 and earlier years; and (iv) certain other matters as described in Note 21 of these financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iconix Brand Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2016 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

March 30, 2016

New York, New York

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2015	December 31, 2014
		(Restated)
Assets
Current Assets:
Cash and cash equivalents	$169,971	$128,039
Restricted cash	49,544	59,560
Accounts receivable, net	103,792	112,347
Deferred income tax assets	2,381	10,328
Other assets – current	44,116	44,088
Total Current Assets	369,804	354,362
Property and equipment:
Furniture, fixtures and equipment	24,138	22,704
Less: Accumulated depreciation	(16,639)	(14,946)
	7,499	7,758
Other Assets:
Other assets	28,748	51,865
Trademarks and other intangibles, net	1,696,524	1,996,334
Deferred financing costs, net	15,016	19,842
Investments and joint ventures	147,312	110,105
Goodwill	257,095	232,776
	2,144,695	2,410,922
Total Assets	$2,521,998	$2,773,042
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$52,062	$38,655
Deferred revenue	29,161	25,868
Current portion of long-term debt	61,123	61,123
Other liabilities – current	3,571	6,403
Total current liabilities	145,917	132,049
Deferred income tax liability	183,574	299,982
Other tax liabilities	4,865	—
Long-term debt, less current maturities	1,403,285	1,332,954
Other liabilities	19,550	16,924
Total Liabilities	$1,757,191	$1,781,909
Redeemable Non-Controlling Interests, net of installment payments due from non-controlling interest holders, redemption value of $86,191 and $81,177, respectively	69,902	39,696
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 80,609 and 79,263, respectively	80	79
Additional paid-in capital	974,264	940,922
Retained earnings	514,761	713,819
Accumulated other comprehensive loss	(60,893)	(24,186)
Less: Treasury stock – 32,028 and 31,310 shares at cost, respectively	(837,179)	(812,429)
Total Iconix Brand Group, Inc. Stockholders’ Equity	591,033	818,205
Non-controlling interests, net of installment payments due from non-controlling interest holders	103,872	133,232
Total Stockholders’ Equity	$694,905	$951,437
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,521,998	$2,773,042

See accompanying notes to consolidated financial statements

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except earnings per share data)

	Year	Year Ended	Year Ended
	Ended December 31, 2015	December 31, 2014 (Restated)	December 31, 2013 (Restated)
Licensing revenue	$379,197	$391,490	$390,574
Selling, general and administrative expenses	209,666	188,786	173,161
Gains on sale of trademarks	—	(6,399)	(7,354)
Equity earnings on joint ventures	(5,330)	(11,325)	(10,211)
Goodwill impairment	35,132	—	—
Trademark impairment	402,392	—	—
Operating income (loss)	(262,663)	220,428	234,978
Other expenses (income):
Interest expense	86,233	84,523	76,321
Interest income	(4,230)	(3,711)	(3,161)
Other income, net	(50,904)	(29,239)	(5,395)
Foreign currency translation loss (gain)	(9,488)	1,745	326
Other expenses (income) – net	21,611	53,318	68,091
Income (loss) before income taxes	(284,274)	167,110	166,887
Provision (benefit) for income taxes	(95,344)	48,288	49,595
Net (loss) income	(188,930)	118,822	117,292
Less: Net income attributable to non-controlling interest	373	15,099	12,303
Net (loss) income attributable to Iconix Brand Group, Inc.	$(189,303)	$103,723	$104,989
Earnings (loss) per share:
Basic	$(3.92)	$2.14	$1.87
Diluted	$(3.92)	$1.81	$1.73
Weighted average number of common shares outstanding:
Basic	48,293	48,431	56,281
Diluted	48,293	57,366	60,734

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31
	2015	2014 (Restated)	2013 (Restated)
Net (loss) income	$(188,930)	$118,822	$117,292
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(36,004)	(40,672)	16,486
Change in fair value of available for sale securities	(703)	—	—
Total other comprehensive income (loss)	(36,707)	(40,672)	16,486
Comprehensive income (loss)	(225,637)	78,150	133,778
Less: comprehensive income attributable to non-controlling interest	373	15,099	12,303
Comprehensive (loss) income attributable to Iconix Brand Group, Inc.	$(226,010)	$63,051	$121,475

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2013 - (Restated)	76,549	$77	$815,936	$509,604	$—	$(159,690)	$111,439	$1,277,366
Issuance of common stock related to acquisition of interest in joint venture	—	—	17,246	—	—	—	—	17,246
Shares issued on vesting of restricted stock	368	—	—	—	—	—	—	—
Shares issued on exercise of stock options and warrants	131	—	353	—	—	—	—	353
Purchase of minority interest in consolidated joint venture	—	—	1,500	—	—	—	—	1,500
Tax benefit of stock option exercises	—	—	1,196	—	—	—	—	1,196
Tax effect on formation of joint venture			(5,168)					(5,168)
Compensation expense in connection with restricted stock and stock options	—	—	20,018	—	—	—	—	20,018
Shares repurchased on the open market	—	—	—	—	—	(436,419)	—	(436,419)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(3,707)	—	(3,707)
Non-controlling interest of acquired companies	—	—	—	—	—	—	(2,765)	(2,765)
Consideration received from non-controlling interest	—	—	—	(253)	—	—	21,033	20,780
Amounts due from non-controlling interest holders	—	—	—	—	—	—	(10,565)	(10,565)
Net income	—	—	—	104,989	—	—	12,303	117,292
Net cost of hedge on convertible notes	—	—	3,038	—	—	—	—	3,038
Foreign currency translation	—	—	—	—	16,486	—	—	16,486
Distributions to joint ventures	—	—	—	—	—	—	(8,516)	(8,516)
Equity portion of convertible notes			52,362				—	52,362
Balance at January 1, 2014 - (Restated)	77,048	$77	$906,481	$614,340	$16,486	$(599,816)	$122,929	$1,060,497
Shares issued on vesting of restricted stock	883	1	—	—	—	—	—	1
Purchase of minority interest in consolidated joint venture			(525)				—	(525)
Shares issued on exercise of stock options and warrants	1,332	1	10,087	—	—	—	—	10,088
Tax benefit of stock option exercises	—	—	10,703	—	—	—	—	10,703
Tax effect on formation of joint venture			(4,316)					(4,316)
Compensation expense in connection with restricted stock and stock options	—	—	18,492	—	—	—	—	18,492

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Shares repurchased on the open market	—	—	—	—	—	(193,434)	—	(193,434)
Cost of shares repurchased on vesting of restricted stock	—	—	—	—	—	(19,179)	—	(19,179)
Non-controlling interest of acquired companies	—	—	—	—	—	—	11,526	11,526
Payments from non-controlling interest holders	—	—	—	—	—	—	549	549
Change in redemption value of redeemable non-controlling interest holders	—	—	—	(3,051)	—	—	—	(3,051)
Net income	—	—	—	103,723	—	—	15,099	118,822
Foreign currency translation	—	—	—	—	(40,672)	—	—	(40,672)
Distributions to joint ventures	—	—	—	(1,193)	—	—	(16,871)	(18,064)
Balance at January 1, 2015 - Restated	79,263	$79	$940,922	$713,819	$(24,186)	$(812,429)	$133,232	$951,437
Issuance of common stock related to acquisition of interest in joint venture	465	—	15,703	—	—	—	—	15,703
Shares issued on vesting of restricted stock	806	1	—	—	—	—	—	1
Purchase of minority interest in consolidated joint venture			3,863	—			(6,748)	(2,885)
Shares issued on exercise of stock options and warrants	75	—	321	—	—	—	—	321
Tax benefit of stock option exercises	—	—	2,006	—	—	—	—	2,006
Compensation expense in connection with restricted stock and stock options	—	—	11,449	—	—	—	—	11,449
Shares repurchased on the open market	—	—	—	—	—	(12,391)	—	(12,391)
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(12,359)	—	(12,359)
Non-controlling interest of acquired companies	—	—	—	—	—	—	(9,168)	(9,168)
Payments from non-controlling interest holders	—	—	—	—	—	—	3,523	3,523
Change in redemption value of redeemable non-controlling interest holders	—	—	—	(5,015)	—	—	—	(5,015)
Change in fair value of available for sale securities	—	—	—	—	(703)	—	—	(703)
Net income (loss)	—	—	—	(189,303)	—	—	373	(188,930)
Foreign currency translation	—	—	—	—	(36,004)	—	—	(36,004)
Distributions to joint venture partners	—	—	—	(4,740)	—	—	(17,340)	(22,080)
Balance at December 31, 2015	80,609	$80	$974,264	$514,761	$(60,893)	$(837,179)	$103,872	$694,905

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014 (Restated)	December 31, 2013 (Restated)
Cash flows from operating activities:
Net income	$(188,930)	$118,822	$117,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,631	2,605	2,702
Amortization of trademarks and other intangibles	3,088	4,530	7,428
Amortization of deferred financing costs	4,826	5,263	4,816
Amortization of convertible note discount	31,455	29,616	24,838
Stock-based compensation expense	11,449	18,492	20,018
Non-cash gain on re-measurement of equity investment	(49,990)	(28,898)	—
Provision for doubtful accounts	25,128	9,627	9,718
Earnings on equity investments in joint ventures	(5,330)	(11,325)	(10,211)
Distributions from equity investments	5,954	7,145	13,116
Gain on sale of fixed assets	(225)	—	—
Impairment of trademarks and goodwill	437,524	—	—
Gain on sale of securities	—	(342)	(5,395)
Gain on sale of trademarks	—	(6,399)	(7,354)
Deferred income tax provision	(112,836)	32,124	22,936
Gain on foreign currency translation	(9,488)	—	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(12,893)	(22,575)	9,741
Other assets – current	(1,779)	(13,209)	(7,946)
Other assets	15,886	(4,142)	(12,054)
Deferred revenue	8,158	(5,025)	6,102
Accounts payable and accrued expenses	26,613	23,700	(4,155)
Net cash provided by operating activities	190,241	160,009	191,592
Cash flows used in investing activities:
Purchases of property and equipment	(1,433)	(1,505)	(1,209)
Acquisition of interest in Buffalo and related loan	—	—	(76,500)
Acquisition of Lee Cooper	—	—	(66,667)
Acquisition of interest in Complex Media	—	—	(25,120)
Acquisition of interest in Marcy Media Holdings	—	—	(32,000)
Acquisition of interest in Latin America	—	(42,000)	—
Acquisition of interest in NGX	—	(6,000)	—
Acquisition of interest in Hydraulic	—	(6,000)	—
Acquisition of interest in iBrands	—	(2,500)	—
Acquisition of interest in Iconix China, net of cash acquired	(20,400)	—	—
Acquisition of interest in Pony	(37,000)	—	—
Acquisition of interest in Strawberry Shortcake	(95,000)	—	—
Issuance of note to American Greetings	(10,000)	—	—
Proceeds received from note due from American Greetings	3,750	—	—
Acquisition of trademarks from Iconix Southeast Asia	(3,500)	—	—
Purchase of securities	—	(5,998)	5,395
Additional investments in joint ventures	—	—	(744)
Proceeds received from note due from Buffalo International	7,727	8,948	11,560
Proceeds from the sale of securities	—	6,341	—
Proceeds from sale of trademarks and related notes receivable	3,030	—	24,519
Proceeds from sale of fixed assets	225	—	—
Additions to trademarks	(438)	(915)	(8,372)
Net cash used in investing activities	(153,039)	(49,629)	(169,138)
Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(12,391)	(193,434)	(436,419)
Proceeds from Variable Funding Notes	100,000	—	—
Proceeds from long-term debt	—	—	392,000

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014 (Restated)	December 31, 2013 (Restated)
Proceeds from sale of warrants	—	—	57,707
Proceeds from sale of trademarks and related notes receivables to consolidated joint ventures	21,162	24,915	17,347
Payment for purchase of convertible note hedge	—	—	(84,106)
Payment of long-term debt	(61,124)	(62,856)	(95,113)
Deferred financing costs	(496)	—	(3,838)
Acquisition of interest in Scion	(6,000)	—	—
Payment of note payable to Purim	(2,000)	—	(3,000)
Acquisition of interest in IPH Unltd	—	—	(45,000)
Additional payment to Purim	—	—	—
Distributions to non-controlling interests	(22,080)	(18,064)	(8,290)
Excess tax benefit from share-based payment arrangements	(2,006)	10,706	1,193
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(15,515)	(16,024)	(3,707)
Proceeds from exercise of stock options and warrants	321	10,088	353
Proceeds from Securitization	—	—	270,188
Restricted cash	10,015	(9,163)	(42,496)
Net cash provided by (used in) financing activities	9,886	(253,832)	16,819
Effect of exchange rate changes on cash	(5,156)	(7,298)	844
Net increase (decrease) in cash and cash equivalents	41,932	(150,750)	40,117
Cash and cash equivalents, beginning of period	128,039	278,789	238,672
Cash and cash equivalents, end of period	$169,971	$128,039	$278,789

	Year Ended	Year Ended	Year Ended
(in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Cash paid during the period:
Income taxes (net of refunds received)	$(11,724)	$3,508	$20,054
Interest	$11,697	$48,224	$40,410
Non-cash investing and financing activities:
Sale of trademarks for note receivable	$—	$51,246	$15,763
Shares repurchased on the open market included in payable	$—	$3,156	$—
Issuance of shares in connection with purchase of Iconix China	$15,703	$—	$—
Note payable in connection with purchase of Umbro China and Lee Cooper China trademarks	$8,400	$—	$—
Shares repurchased on vesting of restricted stock included in accrued expenses	$—	$—	$—

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information as of and for the Years Ended December 31, 2015 and 2014 and for the Year Ended December 31, 2013

(dollars are in thousands (unless otherwise noted), except per share data)

The Company

General

Iconix Brand Group is a brand management company and owner of a diversified portfolio of over 35 global consumer brands across women’s, men’s, entertainment and home. The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

At December 31, 2015, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Badgley Mischka ®, Joe Boxer ® , Rampage  ® , Mudd  ®  , London Fog  ®  , Mossimo  ®  , Ocean Pacific/OP  ®  , Danskin /Danskin Now ®  , Rocawear  ®  /Roc Nation  ®  , Cannon  ®  , Royal Velvet  ®  , Fieldcrest  ®  , Charisma  ®  , Starter  ®  , Waverly  ®  , Ecko Unltd  ®  /Mark Ecko Cut & Sew  ®  , Zoo York  ®  , Sharper Image  ®  , Umbro  ® , Lee Cooper  ®, Strawberry Shortcake ®, and Artful Dodger  ®; and interest in Material Girl  ®  , Peanuts  ®  , Ed Hardy ®  , Truth or Dare  ®  , Billionaire Boys Club  ®  , Ice Cream  ®  , Modern Amusement  ®  , Buffalo  ®  , Nick Graham  ® , Hydraulic  ® , and PONY ®.

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

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and, in accordance with U.S. GAAP and accounting for variable interest entities (where the Company is the primary beneficiary) and majority owned subsidiaries, the Company consolidates fifteen joint ventures (Scion, Peanuts Holdings, Hardy Way, Icon Modern Amusement, Alberta ULC, Iconix Europe, Hydraulic IP Holdings, NGX, LLC, Iconix China (100% owned as of March 2015), Iconix Latin America (100% owned as of February 2014), Iconix Canada, Iconix Israel, Iconix Middle East, Iconix Southeast Asia and LC Partners US; see Note 3 for explanation). All significant intercompany transactions and balances have been eliminated in consolidation.

In accordance with Accounting Standards Codification (“ASC”) 810—Consolidation (“ASC 810”), the Company evaluates the following criteria to determine the accounting for its joint ventures:  1) consideration of whether the joint venture is a variable interest entity which includes reviewing the corporate structure of the joint venture, the voting rights, and the contributions of the Company and the joint venture partner to the joint venture,  2) if the joint venture is a VIE, whether or not the Company is the primary beneficiary, a determination based upon a variety of factors, including: i) the presence of installment payments which constitutes a de facto agency relationship between the Company and the joint venture partner, and ii) an evaluation of whether the Company or the joint venture partner is more closely associated with the joint venture.  If the Company determines that the entity is a variable interest entity and the Company is the primary beneficiary, then the joint venture is consolidated.  For those entities that are not considered variable interest entities, or are considered variable interest entities but the Company is not the primary beneficiary, the Company uses either the equity method or the cost method of accounting, depending on a variety of factors as set forth in ASC 323—Investments (“ASC 323”), to account for those investments and joint ventures which are not required to be consolidated under US GAAP.

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

Since January 1, 2013 the Company has acquired the following brands:

Date Acquired	Brand
February 2013	Lee Cooper
March 2015	Strawberry Shortcake

Since January 1, 2013 the Company has acquired ownership interest in various brands through its investments in joint ventures. The chart below illustrates the Company’s ownership interest in these joint ventures as of December 31, 2015:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix’s Investment
February 2013	Buffalo	Alberta ULC	51%
November 2014	Nick Graham	NGX	51%
December 2014	Hydraulic	Hydraulic IP Holdings	51%
February 2015	PONY	US PONY Holdings, LLC	75%

Further, since January 1, 2013 the Company established the following joint ventures to develop and market the Company’s brands in specific markets:

Date Created	Investment / Joint Venture	Iconix’s Investment
September 2013	Iconix Australia	50%
June 2013	Iconix Canada	50%
October 2013	Iconix Southeast Asia	50%
December 2013	Iconix Israel	50%
March 2014	LC Partners US	50%
December 2014	Iconix Middle East	50%

For further information on the Company’s accounting for joint ventures and investments, see Note 3.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

Cash and Cash Equivalents

Cash and cash equivalents consist of actual cash as well as cash equivalents, defined as short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase.  In addition, as of December 31, 2015, approximately $83.9 million, or 38.2%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations.

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

One customer accounted for 10% of the Company’s total revenue for the year ended December 31, 2015 (“FY 2015”), 14% of the Company’s total revenue for the year ended December 31, 2014 (“FY 2014”), and 14% of the Company’s total revenue for the year ended December 31, 2013 (“FY 2013”).

Accounts Receivable

Accounts receivable are reported at amounts the Company expects to be collected, net of provision for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s payment history and account aging. As of December 31, 2015 and 2014, the Company’s provision for doubtful accounts was $8.4 million and $8.7 million, respectively.

One customer accounted for approximately 10% of the Company’s accounts receivable, (which includes long-term accounts receivables included in other assets on the Company’s consolidated balance sheets) as of December 31, 2015 and two customers accounted for 14% and 16% of the Company’s accounts receivable (which includes long-term accounts receivable included in other assets on the Company’s consolidated balance sheets), respectively, as of December 31, 2014.

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

The Company’s foreign currency forward contracts are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item. On the date the qualifying derivative contract is entered into, the Company designates the derivative as a cash flow hedge. Changes in derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the associated hedged transactions impact the statement of operations, at which time the deferred gains and losses are reclassified to either interest expense or interest and other income. Any ineffective portion of a hedging derivative’s changes in fair value will be immediately recognized in either interest expense or interest and other income. The fair values of the derivatives, which are based on quoted market prices, are reported as other assets or other liabilities, as appropriate. The Company had no derivative instruments in FY 2015 or FY 2014.

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

Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; and (iv) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. During FY 2015, FY 2014 and FY 2013, there were no impairments of long-lived assets other than the non-cash impairment charges for goodwill and trademarks in FY 2015 noted below.

Goodwill and Trademarks

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

Goodwill by segment and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

	Women's	Men's	Home	Entertainment	Corporate	Consolidated
Net goodwill at December 31, 2013	$114,919	$53,270	$46,171	$17,654	$—	$232,014
Acquisitions	694	320	104	—	—	1,118
Foreign Currency Adjustment	(92)	(264)		—	—	(356)
Net goodwill at December 31, 2014	$115,521	$53,326	$46,275	$17,654	$—	$232,776
Acquisitions	6,332	17,324	685	35,375		59,716
Foreign Currency Adjustment	(70)	(195)	—	—	—	(265)
Impairment	—	(35,132)	—	—	—	(35,132)
Net goodwill at December 31, 2015	$121,783	$35,323	$46,960	$53,029	$—	$257,095

In February 2015, the Company completed the acquisition of the PONY brand and related assets.  In allocating the purchase price of this acquisition, $14.7 million was allocated to goodwill.

In March 2015, the Company completed the acquisition of the Strawberry Shortcake brand and related assets.  In allocating the purchase price of this acquisition, $35.4 million was allocated to goodwill.  Additionally, in March 2015, the Company completed the acquisition of the remaining 50% interest in the Iconix China joint venture and related assets.  In allocating the purchase price of this acquisition, $9.6 million was allocated to goodwill.

In February 2014, the Company completed the acquisition of the remaining 50% interest in the Iconix Latin America joint venture and related assets. In allocating the purchase price of this acquisition, $1.1 million was allocated to goodwill.

See Note 3 for details of these transactions.

The Company identifies its operating segments according to how business activities are managed and evaluated. Prior to April 1, 2015, the Company had disclosed one reportable segment. Following such quarter, the Company has reviewed its business activities, how they are managed and evaluated, and determined that it would reflect five distinct reportable operating segments: men’s, women’s, home, entertainment and corporate.  These operating segments represent individual reporting units for purposes of evaluating goodwill for impairment. The fair value of the reporting unit is determined using discounted cash flow analysis and estimates of sales proceeds with consideration of market participant data. As part of this analysis, the Company considers its market capitalization in comparison to its book value. The annual evaluation of goodwill is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

In connection with the preparation of the Company’s consolidated financial statements for the fourth quarter of FY 2015, the Company concluded that the decline in net sales in certain brands within the men’s segment and an inability to secure additional license agreements with guaranteed minimum royalties in future periods for these brands were indicators of impairment. See Note 2 for details of the impairment charges associated with the non-amortizable trademarks.  Consequently, in accordance with ASC-802-10-55-3D, utilizing the Income Approach (refer to Note 2 for further details), the Company performed a two-step goodwill impairment test and an intangible asset impairment test using a discounted cash flow analysis to evaluate whether the carrying value of each of its segments exceeded its fair value. Based upon the results of step 1, the Company noted that the carrying value of the men’s segment exceeded its fair value after first reflecting the impairment to trademarks.  In accordance with step 2 of the goodwill impairment test and based on the Company’s evaluation of the results of the goodwill impairment test, the Company recorded a non-cash impairment charge of $35.1 million in the fourth quarter of FY 2015 in its men’s segment primarily due to the decline in net sales as noted above and to a lesser extent changes to certain inputs and assumptions in the valuation model..  The fair value of the goodwill in the other segments of the Company exceeded the book value of the goodwill and accordingly, no goodwill impairment was recognized for these segments during the fourth quarter of fiscal 2015.

The Company evaluated its market capitalization as a consideration of goodwill impairment.  However, the Company does not believe that the significant decline in the Company’s stock price in FY 2015 (resulting in the Company’s market capitalization being below its enterprise value) was an indicator of impairment as management believes that the decline in the stock price is temporary given various factors as follows:  (i) appointment of the new CEO, (ii) refinancing of the Company’s 2.50% Convertible Notes which are due June 2016, (iii) completion of the restatement of its historical financial statements and the related management review of historical accounting transactions (see Note 19 – Subsequent Events and Note 21 – Restatement in Notes to Consolidated Financial Statements for further details).  In addition, there has been no change in the Company’s overall business strategy or operations and no major losses of licensees, license agreements or revenues.  The Company will continue to monitor its market capitalization in future periods.

In the fourth quarter of FY 2015, the Company recognized non-cash impairment charge for goodwill and trademarks of $35.1 million and $402.4 million, respectively.

Non-controlling Interests / Redeemable Non-controlling Interests

The Company may enter into certain joint venture agreements with joint venture partners in which the Company allows the joint venture partner to pay a portion of the purchase price in cash at the time of the formation of the joint venture with the remaining cash consideration paid over a specified period of time.  The Company records the amounts due from the joint venture partners as a reduction of Non-controlling Interests, net of installment payments or Redeemable Non-controlling Interests, net of installment payments (ie. mezzanine equity), as applicable, in the Company’s consolidated balance sheet accordance with ASC 505-10-45, Classification of a Receivable from a Shareholder as these installment payments result from the issuance of shares classified as mezzanine equity.  The Company accretes the present value discount on these installment payments through interest income on its consolidated statements of operations.  In addition, the Company accretes the redeemable non-controlling interest amounts periodically to its estimated redemption amounts.

Revenue Recognition

The Company enters into various license agreements that provide revenues based on minimum royalties and advertising/marketing fees and additional revenues based on a percentage of defined sales. Minimum royalty and advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales. Payments received as consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheets as deferred license revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Revenue is not recognized unless collectability is reasonably assured. If licensing arrangements are terminated prior to the original licensing period, we will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable.

Gains on sale of trademarks

From time to time, we sell a brand’s territories and/or categories through joint venture transactions which is a central and ongoing part of our business. Since our goal is to maximize the value of the IP, we evaluate sale opportunities by comparing whether the offer is more valuable than the current and potential revenue stream in the Company’s traditional licensing model. Further, as part of the Company’s evaluation process, it will also look at whether or not the buyer’s future development of the brand could help expand the brands global recognition and revenue. The Company considers, among others, the following guidance in determining the appropriate accounting for gains recognized from the initial sale of our brands/trademarks to our joint ventures: ASC 323,  Investments-Equity Method and Joint Venture , ASC 605,  Revenue Recognition , ASC 810,  Consolidations, ASC 845,  Nonmonetary Transactions—Exchanges Involving Monetary Consideration  and Staff Accounting Bulletin No. 104.

Additionally, the Company determines the cost of the trademarks sold by applying the relative fair market value of the proceeds received in the transaction to the book value of the trademarks on the Company’s consolidated balance sheet at the time of the transaction.

Foreign Currency

The Company’s consolidated joint ventures’ functional currency is U.S. dollars.  The functional currencies of the Company’s international subsidiaries are the local currencies of the countries in which the subsidiaries are located. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss).

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

Advertising Campaign Costs

All costs associated with production for the Company’s national advertising campaigns are expensed during the periods when the activities take place. All other advertising costs such as print and online media are expensed when the advertisement occurs. Advertising expenses for FY 2015, FY 2014 and FY 2013 amounted to $32.3 million, $29.7 million, and $25.9 million, respectively.

Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income is primarily comprised of net income, foreign currency translation and changes in fair value of available for sale securities.

New Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, which eliminates the guidance in ASC Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet.  The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet.  This ASU is effective for annual and interim periods beginning after December 31, 2016.  Early adoption is permitted as of the beginning of any interim or annual reporting period.  Entities may adopt the guidance prospectively or retrospectively.  The Company plans to adopt the new standard effective January 1, 2017.

In September 2015, the FASB issued ASU No. 2015-16, which simplifies the accounting under ASC Topic 805 for adjustments made during the measurement period to provisional amounts recognized in a business combination. The amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined.  The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the statement of operations or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  This ASU is effective for annual and interim periods beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. The Company early adopted the new standard in FY 2015, which had an immaterial effect on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, Customers' Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. We are currently evaluating the impact of adopting this guidance, but do not expect this new guidance to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

Presentation of Prior Year Data

Certain reclassifications, which were immaterial, have been made to conform prior year data to the current presentation.

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		December 31, 2015		December 31, 2014
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks and copyrights	Indefinite	$1,691,411	$—	$1,986,350	$—
Definite-lived trademarks	10-15	6,232	3,688	17,404	10,985
Non-compete agreements	2-15	940	686	940	450
Licensing contracts	1-9	4,844	2,529	11,803	8,728
		$1,703,427	$6,903	$2,016,497	$20,163
Trademarks and other intangibles, net			$1,696,524		$1,996,334

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy, Sharper Image, Umbro, Modern Amusement, Buffalo, Lee Cooper, Hydraulic, Nick Graham, Strawberry Shortcake and Pony have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s consolidated statements of operations. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

The Company recorded impairment charges for indefinite-lived intangible assets consisting of trademarks in the fourth quarter of fiscal 2015. In connection with the preparation of the Company's financial statements for the fourth quarter of fiscal 2015, the Company concluded that the decline in net sales of certain Men’s brands (Ecko, Rocawear, Ed Hardy, Artful Dodger, Nick Graham and Hydraulic) and certain Home brands (Royal Velvet and Cannon) as well as a decline in future guaranteed minimum royalties from license agreements for these brands were indicators of impairment.

The Company measured its indefinite-lived intangible assets for impairment in accordance with ASC-802-10-55-3D which states, “The income approach converts future amounts (for example cash flows) in income and expenses in a single current (that is, discounted) amount.  When the income approach is used, fair value measurement reflects current market expectations about those future amounts.  The Income Approach is based on the present value of future earnings expected to be generated by a business or asset.  Income projections for a future period are discounted at a rate commensurate with the degree of risk associated with future proceeds.  A residual or terminal value is also added to the present value of the income to quantify the value of the business beyond the projection period.”

The Company recorded non-cash asset impairment charges of $362 million in the men’s segment to reduce the Ecko, Rocawear, Ed Hardy, Artful Dodger, Nick Graham, and Hydraulic trademarks to fair value in the fourth quarter of fiscal 2015. The Company recorded non-cash asset impairment charges of $40 million in the home segment to reduce the Royal Velvet and Cannon trademarks to fair value in the fourth quarter of fiscal 2015.  Changes in estimates and assumptions used to determine whether impairment exists or changes in actual results compared to expected results could result in additional impairment charges in future periods.

Consistent with ASC Topic 350, there was no impairment of the indefinite-lived trademarks during FY 2014 and FY 2013. Further, as it relates to the Company’s definite-lived trademarks, and consistent with ASC Topic 360, there was no impairment of the definite-lived trademarks during FY 2015, FY 2014, and FY 2013.

The decrease in indefinite-lived trademarks is due primarily to the impairments of Ecko, Rocawear and Ed Hardy brands trademark by $129 million, $169 million, and $54 million, respectively, within the men’s segment, and impairment of Royal Velvet brand trademark by $38 million within the home segment.  Other amortizable intangibles primarily include non-compete agreements and contracts and are amortized on a straight-line basis over their estimated useful lives of 1 to 15 years. Certain trademarks are amortized using estimated useful lives of 10 to 15 years with no residual values.

In March 2015, the Company acquired the 50% interest in Iconix China held by its joint venture partner, thereby increasing its ownership interest in Iconix China to 100%. As a result of this transaction, Iconix China is now consolidated with the Company, which increased the Company’s indefinite-lived trademarks by $40.5 million. See Note 3 for further details on this transaction.

In March 2015, the Company acquired the Strawberry Shortcake brand. As a result of this transaction the Company’s indefinite-lived trademarks and licensing contracts increased by an aggregate $56.2 million. See Note 3 for further details on this transaction.

In February 2015, the Company acquired through its wholly-owned subsidiary, US Pony Holdings, LLC, the rights to the Pony brand in respect of the United States, Canada and Mexico. Immediately following such acquisition, a third party contributed specified assets to US Pony Holdings, LLC in exchange for a 25% non-controlling interest in the entity. As a result of these transactions, US Pony Holdings, LLC is consolidated with the Company, which increased the Company’s indefinite-lived trademarks and licensing contracts by $32.6 million. See Note 3 for further details on this transaction.

In December 2014, the Company acquired a 51% controlling interest in Hydraulic IP Holdings, LLC. As a result of this transaction, Hydraulic IP Holdings, LLC is consolidated with the Company, which increased the Company’s indefinite-lived trademarks by $9.5 million. See Note 3 for further details on this transaction.

In December 2014, the Company acquired a 51% controlling interest in NGX, LLC. As a result of this transaction, NGX, LLC is consolidated with the Company, which increased the Company’s indefinite-lived trademarks by $9.0 million. See Note 3 for further details on this transaction.

In June 2014, the Company sold the exclusive right to use the “sharperimage.com” domain name and Sharper Image trademark in connection with the operation of a branded website and catalog distribution in specified jurisdictions, thereby decreasing indefinite-lived trademarks by approximately $3.6 million.

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

Amortization expense for intangible assets for FY 2015, FY 2014 and FY 2013 was $3.1 million, $4.5 million and $7.4 million, respectively. The Company projects amortization expenses to be $1.7 million, $0.9 million, $0.4 million, $0.2 million and $0.2 million for FY 2016, FY 2017, FY 2018, FY 2019 and FY 2020, respectively.

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

In March 2015, the Company purchased from Novel its 50% interest in Iconix China for $57.4 million (the “2015 Buy-out”), of which $40.4 million was paid in cash, $15.7 million was paid in the Company’s common stock, and $1.3 million was an amount due the Company from Iconix China that was offset against the Company’s accounts receivable, thereby taking 100% of the equity interest in Iconix China. The following is a reconciliation of consideration paid to Novel:

Cash paid to Novel	$40,400
Shares issued to Novel	15,703
Offset of accounts receivable	1,269
Fair value of 50% interest in Iconix China	$57,372

As a result of the 2015 Buy-out, Iconix China is subject to consolidation and is included in the Company’s consolidated financial statements as of March 2015.

The estimated fair value of the assets acquired, less liabilities assumed, is allocated as follows:

Fair value of 50% interest in Iconix China	$57,372
Book value of Company equity investment prior to 2015 Buy-out	7,382
Gain on re-measurement of initial equity investment	49,990
$114,744
Trademarks	40,501
Investments in private companies	38,870
Cash	20,184
Other assets	5,997
Accrued expenses	(447)
Goodwill	9,639
$114,744

Other assets consist primarily of securities of a company publicly traded on the Hong Kong Stock Exchange.  These assets are being accounted for as available-for-sale securities.  As such, any increase or decrease in fair value is recorded with accumulated other comprehensive income and is not included on the Company’s consolidated statement of operations.

The Iconix China trademarks have been determined by management to have an indefinite useful life and accordingly no amortization is being recorded in the Company’s consolidated statement of operations. The goodwill and trademarks are subject to a test for impairment on an annual basis. The $9.6 million of goodwill resulting from the 2015 Buy-out is deductible for income tax purposes.

For FY 2015, post-acquisition, the Company recognized approximately $0.6 million, in revenue from such assets. In addition, the Company’s selling, general and administrative expenses increased by $1.0 million for FY 2015, and equity earnings on joint ventures increased by $2.3 million for FY 2015 as a result of consolidating Iconix China on the Company’s consolidated statement of operations.

As part of this transaction, the Company also acquired, through its ownership of 100% of Iconix China, equity interests in the following private companies with an aggregate fair value of approximately $38.9 million: Candies Shanghai Fashion Co. Ltd. (which can be put by Iconix China to Shanghai La Chappelle Fashion Co., Ltd. for cash based on a pre-determined formula); Mark Ecko China Ltd.; Ningbo Material Girl Fashion Co., Ltd.; Tangli International Holdings Ltd.; and Ecko Industry (Shanghai) Co., Ltd. See section entitled “Investments in Iconix China” for further detail on such investments.

Strawberry Shortcake

In March 2015, the Company completed its acquisition from American Greetings Corporation and its wholly-owned subsidiary, Those Characters From Cleveland, Inc. (collectively, “AG” or the “Seller”), of all of AG’s intellectual property rights and licenses and certain other assets relating to the Strawberry Shortcake brand pursuant to an asset purchase agreement entered into in February 2015.

In accordance with the terms of the asset purchase agreement, the Company paid the Seller $105.0 million in cash at closing of which $95.0 million was treated as consideration for the acquisition and the remaining $10.0 million was the issuance of a note due from AG.

The cash paid to the Seller and the estimated fair value of the assets acquired, is allocated as follows:

Cash paid to AG by the Company	$95,000
Trademarks	$55,761
License agreements	467
Accounts receivable	3,397
Goodwill	35,375
$95,000

The note receivable represents amounts due from AG in respect of non-compete payments pursuant to a license agreement entered into with AG simultaneously with the closing of the transaction. The note is in the principal amount of $10.0 million and is paid in equal quarterly installments over a two year period.

For FY 2015, post-acquisition, the Company recognized approximately $7.9 million, in revenue from such assets. The $35.4 million of goodwill resulting from the 2015 acquisition is deductible for income tax purposes.

PONY

In February 2015, the Company, through its then newly-formed subsidiary, US Pony Holdings, LLC, (“Pony Holdings”) acquired the North American rights to the PONY brand. These rights include the rights in the US obtained from Pony, Inc. and Pony International, LLC (collectively, “US Pony Seller”), and the rights in Mexico and Canada obtained from Super Jumbo Holdings Limited (“Non-US Pony Seller” and, together with US Pony Seller, the “Pony Sellers”). The purchase price paid by the Company was $37.0 million. Pony Holdings is owned 75% by the Company and 25% by its partner Anthony L&S Athletics, LLC (“ALS”). ALS contributed to Pony Holdings its perpetual license agreement in respect of the U.S. and Canadian territories for a 25% interest in Pony Holdings. Additionally, the Company received an option to purchase, until February 28, 2015, from the Pony Sellers and their affiliates certain intellectual property-related assets and trademarks related to the Pony brand in Europe, the Middle East and Africa and was assigned by ALS the option to purchase from Pony Sellers and their affiliates certain intellectual property-related assets and trademarks related to the Pony brand in Latin America, which expired May 1, 2015. The Company did not exercise either of such options.

The following table is a reconciliation of cash paid to Pony Sellers and the fair value of ALS’s non-controlling interest:

Cash paid to Pony Sellers	$37,000
Fair value of 25% non-controlling interest of ALS	12,333
Fair value of Pony	$49,333

The estimated fair value of the assets acquired is allocated as follows:

Trademarks	$32,381
License agreements	250
Accounts receivable	2,000
Goodwill	14,702
Fair value of Pony	$49,333

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

For FY 2015, post-acquisition, the Company recognized approximately $2.0 million in revenue from Pony Holdings. The $14.7 million of goodwill resulting from the 2015 acquisition is deductible for income tax purposes.

Iconix Middle East Joint Venture

In December 2014, the Company formed Iconix MENA (“Iconix Middle East”) a wholly owned subsidiary of the Company and contributed to it substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “Middle East Territory”). Shortly thereafter, Global Brands Group Asia Limited (“GBG”), purchased a 50% interest in Iconix Middle East for approximately $18.8 million. GBG paid $6.3 million in cash upon the closing of the transaction and committed to pay an additional $12.5 million over the 24-month period following closing. As a result of this transaction, the Company incurred $3.1 million of expenses related to its diligence and market analysis in the Iconix Middle East Territory. As of December 31, 2015, $6.1 million, net of discount for present value, remaining due to the Company from GBG, is net against the redeemable non-controlling interest on the consolidated balance sheet.

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

Agreed Value—Five-Year Put/Call: (i) Percentage of Iconix Middle East owned by GBG, multiplied by (ii) 5.5, multiplied by (iii) aggregate royalty generated by Iconix Middle East for the year ending December 31, 2019; provided, however, that such Agreed Value cannot be less than $12.0 million

Agreed Value—Eight-Year Put/Call: (i) Percentage of Iconix Middle East owned by GBG, multiplied by (b) 5.5, multiplied by (iii) aggregate royalty generated by Iconix Middle East for the year ending December 31, 2022; provided, however, that the Agreed Value cannot be less than $12.0 million.

The Company serves as Iconix Middle East’s administrative manager, responsible for arranging for or providing back-offices services, including legal maintenance of trademarks (e.g. renewal of trademark registrations) for the brands in respect of Iconix Middle East Territory. Further Iconix Middle East has access to general brand marketing materials prepared and owned by the Company to refit for use by the joint venture in marketing brands in the Middle East Territory. GBG serves as Iconix Middle East’s local manager, responsible for providing market experience in respect of the applicable territory, managing the joint venture on a day-to-day basis (other than back-office services), identifying potential licensees and assisting the Company in enforcement of license agreements in respect of the applicable territory. The Company receives a monthly fee in connection with the performance of its services as administrative manager in an amount equal to 5% of Iconix Middle East’s gross revenue collected in the prior month (other than in respect of the Umbro and Lee Cooper brands). GBG receives a monthly fee in connection with the performance of its services as local manager in an amount equal to 15% of Iconix Middle East’s gross revenue collected in the prior month (other than in respect of the Umbro and Lee Cooper brands). In addition, following the closing of GBG’s purchase of 50% of Iconix Middle East, GBG received from the Company $3.1 million for expenses related to its diligence and market analysis in the Iconix Middle East Territory, which reduced the cash received by the Company in relation to this transaction as of December 31, 2014.

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and GBG, that Iconix Middle East is a variable interest entity (VIE) and, as the Company has been determined to be the primary beneficiary, is subject to consolidation. The Company has consolidated this joint venture within its consolidated financial statements since inception.  The liabilities of the VIE are not material and none of the VIE assets are encumbered by any obligation of the VIE or other entity.

LC Partners U.S.

In March 2014, the Company formed LC Partners US, LLC (“LCP”), a wholly-owned subsidiary of the Company, and contributed to it substantially all its rights to the Lee Cooper brand in the US through an agreement with LCP. Shortly thereafter, Rise Partners, LLC (“Rise Partners”), purchased a 50% interest in LCP for $4.0 million, of which $0.8 million in cash was received during FY 2014, with the remaining $3.2 million to be paid in four equal annual installments on the first through the fourth anniversaries of the closing date. As of December 31, 2015, the $2.4 million, remaining due to the Company, is netted against the redeemable non-controlling interest on the consolidated balance sheet.

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

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Rise Partners, that LCP is a VIE and, as the Company has been determined to be the primary beneficiary, is subject to consolidation. The Company has consolidated this joint venture within its consolidated financial statements since inception.  The liabilities of the VIE are not material and none of the VIE assets are encumbered by any obligation of the VIE or other entity.

Iconix Israel Joint Venture

In November 2013, the Company formed Iconix Israel. LLC (“Iconix Israel”), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) through an agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million in cash upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As of December 31, 2015, the $0.8 million, remaining due to the Company, from MGS is netted against the non-controlling interest on the consolidated balance sheet.

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

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and MGS, that Iconix Israel is a VIE and, as the Company has been determined to be the primary beneficiary, is subject to consolidation. The Company has consolidated this joint venture within its consolidated financial statements since inception.  The liabilities of the VIE are not material and none of the VIE assets are encumbered by any obligation of the VIE or other entity.

Iconix Southeast Asia Joint Venture

In October 2013, the Company formed Iconix SE Asia Limited (“Iconix SE Asia”), a wholly owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Indonesia, Thailand, Malaysia, Philippines, Singapore, Vietnam, Cambodia, Laos, Brunei, Myanmar, and East Timor (the “South East Asia Territory”). Shortly thereafter, GBG (f/k/a Li + Fung Asia Limited) purchased a 50% interest in Iconix SE Asia for approximately $12.0 million. GBG paid $7.5 million in cash upon the closing of the transaction and committed to pay an additional $4.5 million over the 24-month period following closing. As a result of this transaction, the Company incurred $2.0 million of consulting costs which were accounted for as a reduction to the cash received.

In June 2014, the Company contributed substantially all rights to its wholly-owned and controlled brands in the Republic of Korea, and its Ecko, Zoo York, Ed Hardy and Sharper Image Brands in the European Union, and Turkey, in each case, to Iconix SE Asia. In return, GBG agreed to pay the Company $15.9 million, of which $4.0 million was paid in cash at closing. The Company guaranteed minimum distributions of $2.5 million in the aggregate through FY 2015 to GBG from the exploitation in the European Union and Turkey of the brands contributed to Iconix SE Asia as part of this transaction. As a result of this transaction, the Company incurred $5.4 million of marketing costs which were accounted for as a reduction to the cash received.  In September 2014, the Company’s subsidiaries contributed substantially all rights to their Lee Cooper and Umbro brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (together, the “Greater China Territory”), to Iconix SE Asia. In return, GBG agreed to pay the Company $21.5 million, of which $4.3 million was paid at closing. The Company guaranteed minimum distributions of $5.1 million in the aggregate through FY 2017 to GBG from the exploitation in the Greater China Territory of the brands contributed to Iconix SE Asia as part of this transaction.

As of December 31, 2015, $7.8 million, net of discount for present value, remaining due to the Company from GBG for the above transactions is netted against the redeemable non-controlling interest on the consolidated balance sheet.

Pursuant to the operating agreement entered into in connection with the formation of Iconix SE Asia, as amended, each of GBG and the Company holds specified put and call rights, respectively, relating to GBG’s ownership interest in the joint venture.

Company Two-Year Call Option: At any time during the six month period which commenced October 1, 2015, the Company has the right to call up to 5% of the total equity in Iconix SE Asia from GBG for an amount in cash equal to (x) .10, multiplied by (y) 1.15, multiplied by (z) $38.4 million.

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

Agreed Value – Five-Year Put/Call: (i) Percentage of Iconix SE Asia owned by GBG, multiplied by (ii) 5.5, multiplied by (iii) the greater of the aggregate royalty generated by Iconix SE Asia in respect of the Greater China Territory Rights for the year ending December 31, 2015 and the year ending December 31, 2019; provided, that the Agreed Value attributable to the Greater China Territory Rights shall not be less than $15.5 million, plus (iv) in the case of a Full Exercise, the lesser of the (x) the amount of cash in Iconix SE Asia after payment of the Greater China Territory Rights Put/Call Distribution (as described below) and (y) the maximum amount of distributions allowed by applicable law.

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

The Company serves as Iconix SE Asia’s administrative manager, responsible for arranging for or providing back-office services including legal maintenance of trademarks (e.g. renewal of trademark registrations) for the brands in respect of the territories included in Iconix SE Asia. Further, Iconix SE Asia has access to general brand marketing materials, prepared and owned by the Company, to refit for use by the joint venture in territories included in Iconix SE Asia. GBG serves as Iconix SE Asia’s local manager, responsible for providing market experience in respect of the applicable territory, managing the joint venture on a day-to-day basis (other than back-office services), identifying potential licensees and assisting the Company in enforcement of license agreements in respect of the applicable territory. The Company receives a monthly fee in connection with the performance of its services as administrative manager in an amount equal to 5% of Iconix SE Asia’s gross revenue collected in prior month. GBG receives a monthly fee in connection with the performance of its services as local manager in an amount equal to 15% of Iconix SE Asia’s gross revenue collected in prior month. In October 2013, and in respect of services that commenced in August 2013 and expired on December 31, 2013, the Company executed a Consultancy Agreement with LF Centennial Limited, an affiliate of Li and Fung Asia Limited, for the provision of brand strategy services in Asia to assist the Company in developing its brands. Pursuant to the Consultancy Agreement, the Company paid LF Centennial Limited four installments of $0.5 million for the provision of such services. The aggregate $2.0 million of consulting costs paid to GBG were a reduction to the cash received in relation to this transaction for the year ended December 31, 2013.

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and GBG, that Iconix SE Asia is a VIE and, as the Company has been determined to be the primary beneficiary, is subject to consolidation. The Company has consolidated this joint venture within its consolidated financial statements since inception as well as at the closing of each of the June 2014 and September 2014 transactions.  The liabilities of the VIE are not material and none of the VIE assets are encumbered by any obligation of the VIE or other entity.

In December 2015, the Company purchased GBG’s effective 50% interest in the Umbro and Lee Cooper trademarks in Greater China for $24.7 million.  The Company, through its wholly-owned subsidiaries, will pay consideration of $24.7 million to GBG which represents GBG’s 50% ownership interest in these trademarks.  Immediately prior to the consummation of this transaction, the Company, and its wholly owned subsidiaries, had a receivable from GBG of $9.4 million, which represented the balance still owed by GBG from the original September 2014 transaction.  It was agreed upon by both parties that this balance would be set off against the consideration to be paid by the Company.  At closing, the Company paid $3.5 million in cash to GBG and recorded amounts owed to GBG of approximately $5.2 million and $5.4 million paid to GBG, net of discounts, which are recorded in accounts payable and other accrued expenses and other long term liabilities, respectively, on the consolidated balance sheet as of December 31, 2015.  The excess of the purchase price over the non-controlling interest balance was recorded to additional paid-in-capital.

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

As of December 31, 2015, $5.7 million, net of discount for present value, remaining due to the Company from Buffalo International for the above transactions is netted against the non-controlling interest on the consolidated balance sheet.

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Buffalo International and BIU Sub, that Ico Canada and Ico Brands are VIEs and, as the Company has been determined to be the primary beneficiary, are subject to consolidation. The Company has consolidated this joint venture within its consolidated financial statements since inception.  The liabilities of the VIEs are not material and none of the VIE assets are encumbered by any obligation of the VIE or other entity.

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

In February 2014, the Company purchased from New Brands its 50% interest in Iconix Latin America for $42.0 million (the “2014 Buy-out”), which was funded entirely from cash on hand, thereby taking full ownership of 100% of the equity interests in Iconix Latin America. The following is a reconciliation of cash paid to New Brands:

Fair value of 50% interest in Iconix Latin America	$42,698
Less: note receivable owed to the Company	(1,695)
Add: accrued distributions due to New Brands	997
Cash paid to New Brands	$42,000

As a result of the 2014 Buy-out and in accordance with ASC Topic 805, the Company recorded a non-cash pre-tax re-measurement gain of approximately $34.7 million, representing the increase in fair value of its original 50% investment in Iconix Latin America. This re-measurement gain is included in other income on the Company’s consolidated statement of operations in FY 2014. Further, as a result of the 2014 Buy-out, the balance owed to the Company from New Brands was settled. As a result of the 2014 Buy-out, Iconix Latin America is subject to consolidation and is included in the Company’s consolidated financial statements since the time of the buy-out.

The estimated fair value of the assets acquired, less liabilities assumed, is allocated as follows:

Fair value of 50% interest in Iconix Latin America	$42,698
Value of initial equity investment prior to 2014 Buy-out	7,950
Gain on re-measurement of initial equity investment	34,748
$85,396
Trademarks	82,400
License agreements	700
Cash	1,842
Working capital deficit	(676)
Goodwill	1,130
$85,396

The Iconix Latin America trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated statement of operations. The goodwill and trademarks are subject to a test for impairment on an annual basis. The $1.1 million of goodwill resulting from the 2014 Buy-out is deductible for income tax purposes.

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

At inception and prior to the January 2014 transaction described below, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BIV, that Iconix Europe is not a VIE and was not subject to consolidation. The Company had recorded its investment under the equity method of accounting.

In January 2014, the Company consented to the purchase of BIV’s 50% ownership interest in Iconix Europe by LF Asia Limited (“LF Asia”), an affiliate of Li & Fung Limited. In exchange for this consent, the Company received $1.5 million from LF Asia. As a result of this transaction, the Company recorded revenue of $1.5 million, which is included in licensing revenue in the Company’s consolidated statement of operations for FY 2014. In addition, the Company acquired an additional 1% equity interest in Iconix Europe from LF Asia, and amended the operating agreement (herein referred to as the “IE Operating Agreement”) thereby increasing its ownership in Iconix Europe to a controlling 51% interest and reducing its preferred profit distribution from Iconix Europe to $3.0 million after which all profits and losses are recognized 51/49 in accordance with each principal’s membership interest percentage.

The estimated fair value of the assets acquired, less liabilities assumed, is allocated as follows:

Fair value of 50% interest in Iconix Europe	$13,800
Value of initial equity investment prior to 2014 Buy-out	19,651
Loss on re-measurement of initial equity investment	(5,851)
$27,600
Trademarks	27,000
Cash	677
Working capital deficit, excluding cash	(77)
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

Pursuant to the IE Operating Agreement, for a period following the fifth anniversary of the closing of this transaction (i.e. January 2014) and again following the eighth anniversary of the closing of this transaction, the Company has a call option to purchase, and LF Asia has a put option to initiate the Company’s purchase of LF Asia’s 49% equity interests in Iconix Europe for a calculated amount as defined in the IE Operating Agreement. As a result of the January 2014 transaction, the Company records this redeemable non-controlling interest as mezzanine equity on the Company’s consolidated balance sheet. The Company is accreting the difference between the fair value of the put option and the non-controlling interest at inception over the five year term of the first put option to retained earnings on the Company’s balance sheet.

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

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Top On, Hydraulic IPH is a VIE and, as the Company has been determined to be the primary beneficiary, is subject to consolidation. The Company has consolidated this joint venture within its consolidated financial statements since inception.  The liabilities of the VIE are not material and none of the VIE assets are encumbered by any obligation of the VIE or other entity.

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

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and NGO, NGX is a VIE and, as the Company has been determined to be the primary beneficiary, is subject to consolidation. The Company has consolidated this joint venture within its consolidated financial statements since inception.  The liabilities of the VIE are not material and none of the VIE assets are encumbered by any obligation of the VIE or other entity.

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

The following table is a reconciliation of cash paid to sellers and the fair value of the sellers’ non-controlling interest:

Cash paid to sellers, less amount classified as a note receivable	$39,614
Fair value of 49% non-controlling interest to sellers	59,489
$99,103

The estimated fair value of the assets acquired is as follows:

Trademarks	102,643
License agreements	2,400
Non-compete agreement	940
Goodwill	7,131
Deferred tax liability	(14,011)
$99,103

The Buffalo brand trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated statement of operations. The goodwill and trademarks are subject to a test for impairment on an annual basis. Of the total consideration paid, $36.9 million (which is net of a discount) has been classified as a note receivable as the fair value of the transaction and the related guaranteed minimum royalties, which the Company will receive through FY 2016 under the BII license agreement could not be established at the acquisition date. The $7.1 million of goodwill resulting from this acquisition is deductible for income tax purposes.

The Company has consolidated this joint venture within its consolidated financial statements since inception.

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees, Roc Apparel Group LLC (“RAG”), whose principal owner is Shawn “Jay-Z” Carter, for nominal consideration. The Company had determined that this entity is a VIE as defined by ASC 810. However, the Company was not the primary beneficiary of this entity. The investment in this entity was accounted for under the cost method of accounting. Subsequent to March 2009, this investment in RAG was assigned from Scion to the Company. From March 2009 through January 2014, the Company and its partner contributed approximately $11.8 million to Scion, which was deposited as cash collateral under the terms of RAG’s financing agreements. In June 2010, $3.3 million was released from collateral and distributed to the Scion members equally. In July 2014, the lender under such financing arrangement made a cash collateral call, reducing the Company’s restricted cash by $8.5 million. In FY 2014, the Company recorded a $2.7 million charge to reduce this receivable to $5.8 million. RAG caused such amount to be repaid pursuant to a binding term sheet dated April 2015, which resulted in a final agreement on July 6, 2015, between the Company and the managing member of RAG. In addition, on July 6, 2015, in accordance with the terms of such final agreement, the Company sold its 16.6% interest in RAG to an affiliate of Shawn “Jay-Z” Carter for nominal consideration.

In May 2012, Scion, through a newly formed subsidiary, Scion BBC LLC, purchased a 50% interest in BBC Ice Cream LLC, owner of the Billionaire Boys Club and Ice Cream brands for approximately $3.5 million.

Additionally, the Company entered into a binding term sheet in April 2015, which resulted in a final agreement on July 6, 2015, with an affiliate of Shawn “Jay-Z” Carter in which the Company purchased the remaining 50% interest in Scion for $6.0 million.  The Company has consolidated Scion since inception, however, this transaction effectively increased the Company’s ownership to 100%, as well as effectively increasing its interest in BBC Ice Cream LLC to 50% and Artful Holdings LLC to 100%. In accordance with ASC 810, the Company increased additional paid-in capital by $0.8 million to reflect its 100% ownership in Scion.  As a result of this transaction, the Company wrote down the value of its receivable due from Mr. Carter by approximately $3.8 million, which is included in selling, general and administrative expenses in the Company’s statement of operations in the fourth quarter of FY 2015.

In January 2016, the Company sold its interest in the BBC and Ice Cream brands for $3.5 million.

Joint Ventures/Equity Method Investees

The following joint ventures are recorded using the equity method of accounting:

Iconix Australia Joint Venture

In September 2013, the Company formed Iconix Australia, LLC (“Iconix Australia”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Australia and New Zealand (the “Australia territory”) through an agreement with Iconix Australia. Shortly thereafter Pac Brands USA, Inc. (“Pac Brands”) purchased a 50% interest in Iconix Australia for $7.2 million in cash, all of which was received upon closing of this transaction in September 2013. As a result of this transaction, the Company recorded a gain of $4.1 million in FY 2013 for the difference between the cash consideration received by the Company and the book value of the brands contributed to the joint venture.

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

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Pac Brands, that Iconix Australia is not a VIE and not subject to consolidation. The Company has recorded its investment under the equity method of accounting since inception.

Iconix India Joint Venture

In June 2012, the Company formed Imaginative Brand Developers Private Limited (“Iconix India), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in India through an agreement with Iconix India. Shortly thereafter Reliance Brands Limited (“Reliance”), an affiliate of the Reliance Group, purchased a 50% interest in Iconix India for $6.0 million of which approximately $2.0 million was paid in cash upon the closing of this transaction and the remaining $4.0 million of which is a note, to be paid over a 48- month period following closing. As a result of this transaction, the Company recognized a gain of approximately $2.3 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture. Additionally, pursuant to the terms of the transaction, the Company and Reliance each agreed to contribute 100 million Indian rupees (approximately $2.0 million) to Iconix India only upon the future mutual agreement of the parties, of which 25 million Indian rupees (approximately $0.5 million) was contributed at closing.

As of December 31, 2015, of the $1.9 million installment payments, approximately $1.0 million is included in other assets – current and $0.9 million is included in other assets on the consolidated balance sheet.

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Reliance, that Iconix India is not a VIE and not subject to consolidation. The Company has recorded its investment under the equity method of accounting since inception.

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim is entitled to an additional $3.0 million. Through December 31, 2015, $21.0 million was paid to Purim with the remaining $2.0 million owed to Purim included in other liabilities-current on the Company’s consolidated balance sheet.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Purim, MG Icon is a VIE and not subject to consolidation, as the Company is not the primary beneficiary of MG Icon. The Company has recorded its investment under the equity method of accounting.

Pursuant to the terms of the MG Icon operating agreement and subject to certain conditions, the Company is entitled to recognize a preferred profit distribution from MG Icon of at least $23.0 million, after which all profits and losses are recognized 50/50 in accordance with each principal’s membership interest percentage.

Investments in Iconix China

Through our ownership of Iconix China (see above), we have equity interests in the following private companies:

Brands Placed	Entity	Ownership by Iconix China	Carrying Value of Investment As of December 31, 2015
Candie’s	Candies Shanghai Fashion Co., Ltd.	20%	$10,505
Marc Ecko	Shanghai MuXiang Apparel & Accesory Co. Limited	15%	2,293
Royal Velvet	Bai Shi Kou International (Qingdao) Home Products Co. Ltd.	20%	384
Material Girl	Ningbo Material Girl Fashion Co., Ltd.	20%	3,636
Ed Hardy	Tangli International Holdings Ltd,	20%	13,302
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	11,094
			$41,214

Cost Method Investments

The following investments are carried at cost:

Marcy Media Holdings, LLC

In July 2013, the Company purchased a minority interest in Marcy Media Holdings, LLC (“MM Holdings”), resulting in the Company’s indirect ownership of a 5% interest in Roc Nation, LLC for $32 million. At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company that MM Holdings is not a VIE and not subject to consolidation. As the Company does not have significant influence over MM Holdings, its investment has been recorded under the cost method of accounting.

Complex Media Inc.

In September 2013, the Company purchased convertible preferred shares, on an as-converted basis as of December 31, 2014, equaling an approximate 14.4% minority interest in Complex Media Inc. (“Complex Media”), a multi-media lifestyle company which, among other things, owns Complex magazine and its online counterpart, Complex.com, for $25 million. At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company that Complex Media is not a VIE and not subject to consolidation. As the Company does not have significant influence over Complex Media, its investment has been recorded under the cost method of accounting.  In September 2015, Hearst Communications, Inc. acquired a minority stake in Complex Media effectively reducing the Company’s ownership interest to 11.8%.

Unaudited Pro Forma Information

Unaudited pro forma information for the business combinations completed in FY 2015 is not presented as the effects of such transactions, each by themselves or in the aggregate, are considered immaterial to the Company.

Acquisition Expenses

During FY 2015, FY 2014 and FY 2013, pretax charges aggregating approximately $1.0 million, $0.7 million and $4.0 million, respectively, were recorded for legal expenses and other transaction costs related to the acquisitions described above, as well as unconsummated transactions under consideration during each year.

These charges, which were expensed in accordance with the accounting guidance for business combinations, are included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

4. Gains on Sale of Trademarks

The following table details transactions comprising gains on sales of trademarks in the consolidated statement of operations:

	December 31,	December 31,	December 31,
	2015	2014 (Restated)	2013 (Restated)
Sharper Image-Ecommerce/Domain Name	$—	$6,399	$—
Iconix Australia	—	—	4,127
Other	—	—	2,671
Umbro-Korea	—	—	556
Total gains on sales of trademarks	$—	$6,399	$7,354

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

Hedge Instruments

From time to time, the Company will purchase hedge instruments to mitigate statement of operations risk and cash flow risk of revenue and receivables. As of December 31, 2015 the Company had no other hedge instruments other than the 2.50% Convertible Note Hedges and 1.50% Convertible Note Hedges (see Note 6).

Financial Instruments

As of December 31, 2015 and December 31, 2014, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivables and note payable from and to our joint venture partners approximate their carrying values. The fair value of our cost method investments is not readily determinable and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these cost method investments as of December 31, 2015 and December 31, 2014. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,464,408	$1,240,244	$1,394,077	$1,601,418

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other”, (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. The Company recorded impairment charges on certain long-lived assets during Q4 2015.  Refer to Note 2 for further information.  There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during FY 2014 and FY 2013.

6. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	December 31, 2015	December 31, 2014
Senior Secured Notes	$712,907	$774,030
1.50% Convertible Notes	357,453	339,943
2.50% Convertible Notes	294,048	280,104
Variable Funding Note	100,000	—
Total	$1,464,408	$1,394,077

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

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the supplemental indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Company has been compliant with all covenants under the Notes during FY 2015 and FY 2014.

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

As of December 31, 2015 and December 31, 2014, the total principal balance of the Notes was $812.9 million and $774.0 million, respectively, of which $61.1 million is included in the current portion of long-term debt on the consolidated balance sheet. As of December 31, 2015 and December 31, 2014, $49.5 million and $59.6 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For FY 2015, FY 2014 and FY 2013, cash interest expense relating to the Senior Secured Notes was approximately $31.6 million, $34.2 million and $31.2 million, respectively.

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

As of December 31, 2015 and December 31, 2014, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $357.5 million and $339.9 million, respectively, and is reflected on the consolidated balance sheets as follows:

	December 31, 2015	December 31, 2014
Equity component carrying amount	$49,931	$49,931
Unamortized discount	42,547	60,057
Net debt carrying amount	$357,453	$339,943

For FY 2015, FY 2014, and FY 2013, the Company recorded additional non-cash interest expense of approximately $16.2 million, $15.3 million, and $11.5 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For FY 2015, FY 2014, and FY 2013 the Company recorded cash interest expense relating to the 1.50% Convertible Notes of approximately $6.0 million, $6.0 million and $4.7 million, respectively.

The 1.50% Convertible Notes do not provide for any financial covenants.

On March 18, 2013, the Company used a portion of the proceeds from the 1.50% Convertible Notes to repurchase 2,964,000 shares of its common stock in a private transaction with a third party for $69.0 million. See note 7 for further information on our stock repurchase program.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of December 31, 2015 and December 31, 2014, the balance of deferred income tax assets related to this transaction was approximately $13.0 million and $18.9 million, respectively.

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

The Company has evaluated the impact of adopting guidance issued under ASC 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through December 31, 2015, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

As of December 31, 2015 and December 31, 2014, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $294.0 million and $280.1 million, respectively, and is reflected on the consolidated balance sheets as follows:

	December 31, 2015	December 31, 2014
Equity component carrying amount	$35,996	$35,996
Unamortized discount	5,952	19,896
Net debt carrying amount	$294,048	$280,104

In March 2016, the Company entered in to a long-term refinancing arrangement with Fortress for an aggregate principal amount of $300 million (refer to Note 19 for further details).  In accordance with ASC 470, as the terms of the refinancing are readably determinable and the term of the Credit Agreement is five years (scheduled to mature on March 7, 2021), the Company has classified the 2.50% Convertible Notes of $294.0 million as long-term debt on its December 31, 2015 consolidated balance sheet.

For FY 2015, FY 2014 and FY 2013, the Company recorded additional non-cash interest expense of approximately $12.7  million, $11.9 million and $11.1 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For FY 2015, FY 2014 and FY 2013, cash interest expense relating to the 2.50% Convertible Notes was approximately $7.5 million, $7.5 million and $7.5 million, respectively.

The 2.50% Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50%

Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of December 31, 2015 and December 31, 2014, the balance of deferred income tax assets related to this transaction was approximately $1.8 million and $5.9 million, respectively.

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

The Company has evaluated the impact of adopting guidance issued under ASC 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through December 31, 2015, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Debt Maturities

As of December 31, 2015, the Company’s debt maturities on a calendar year basis are as follows:

	Total	2016	2017	2018	2019	2020	Thereafter
Senior Secured Notes	$712,907	$61,123	$61,123	$61,123	$61,123	$61,123	$407,292
1.50% Convertible Notes (1)	$357,453	—	—	357,453	—	—	—
2.50% Convertible Notes (2) (3)	$294,048	294,048	—	—	—	—	—
Variable Funding Notes	$100,000	—	—	100,000	—	—	—
Total	$1,464,408	$355,171	$61,123	$518,576	$61,123	$61,123	$407,292

(1)

Reflects the net debt carrying amount of the 1.50% Convertible Notes in the consolidated balance sheet as of December 31, 2015, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 1.50% Convertible Notes is $400.0 million.

(2)

Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of December 31, 2015, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

(3)

In March 2016, the Company entered in to a long-term refinancing arrangement with CF ICX LLC and Fortress Credit Co LLC for an aggregate principal amount of $300 million (refer to Note 19 for further details) in which the proceeds are to be used to pay off the 2.50% Convertible Notes.  In accordance with ASC 470, as the terms of the refinancing are readably determinable and the term of the credit agreement is five years (scheduled to mature on March 7, 2021), the Company has classified the 2.50% Convertible Notes as long-term debt on its December 31, 2015 consolidated balance sheet.

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

The following table illustrates the activity under the Repurchase Programs, in the aggregate, for FY2015, FY 2014, FY 2013, FY 2012 and FY 2011:

	# of shares repurchased as part of stock repurchase programs	Cost of shares repurchased (in 000’s)	Weighted Average Price
FY 2015	360,000	$12,391	$34.42
FY 2014	4,994,578	193,434	38.73
FY 2013	15,812,566	436,419	27.60
FY 2012	7,185,257	125,341	17.44
FY 2011	1,150,000	19,138	16.64
Total, FY 2011 through FY 2015	29,502,401	$786,723	$26.67

As of December 31, 2015, $13.3 million and $500.0 million remained available for repurchase under the July 2013 Program and February 2014 Program, respectively.

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

2015 Executive Incentive Plan

On December 4, 2015, the Company’s stockholders approved the Company’s 2015 Executive Incentive Plan (“2015 Plan”).  Under the 2015 Plan, the Company’s officers and other key employees designated by the Compensation Committee are eligible to receive awards of cash, common stock or stock units issuable under the Amended and Restated 2009 Plan, or any combination thereof. Awards under the 2015 Plan are based on the achievement of certain pre-determined, non-discretionary performance goals established by the Compensation Committee and are further subject to, among other things, the 2015 Plan participant’s continuous employment with the Company until the applicable payment date.

Shares Reserved for Issuance

At December 31, 2015, 2,845,017 common shares were reserved for issuance under the Amended and Restated 2009 Plan. At December 31, 2015 there were no common shares available for issuance under any previous Company plan.

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

There was no compensation expense related to stock option grants or warrant grants during FY 2015, FY 2014 or FY 2013 as all prior awards have been fully expensed.

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for FY 2015, FY 2014 and FY 2013 are as follows:

Stock Options

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	1,444,150	$5.90
Granted	—	—
Canceled	—	—
Exercised	(131,073)	2.70
Expired/Forfeited	—	—
Outstanding at December 31, 2013	1,313,077	$6.22
Granted	—	—
Canceled	—	—
Exercised	(1,172,000)	5.49
Expired/Forfeited	—	—
Outstanding at December 31, 2014	141,077	$11.87
Granted	—	—
Canceled	—	—
Exercised	(75,000)	9.84
Expired/Forfeited	(16,077)	4.82
Outstanding at December 31, 2015	50,000	$17.18
Exercisable at December 31, 2015	50,000	$17.18

The weighted average contractual term (in years) of options outstanding and exercisable as of December 31, 2015, 2014 and 2013 were 1.74, 1.43, and 1.41 respectively.

No options vested during FY 2015, FY 2014 and FY 2013. There were no options granted during FY 2015, FY 2014 and FY 2013.

Cash received from option exercise under all share-based payment arrangements for FY 2015, FY 2014 and FY 2013 was $0.3 million, $10.1 million and $0.4 million respectively. A tax benefit of approximately $0.1 million, $10.7 million and $1.2 million for FY 2015, FY 2014 and FY 2013, respectively, was for share-based payment arrangements.

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock as of December 31, 2015 and the exercise price of the underlying options. At December 31, 2015, 2014 and 2013, the aggregate intrinsic value of options exercised was $0, $40.1 million and $4.8 million, respectively. At December 31, 2015, 2014 and 2013 the aggregate intrinsic value of options outstanding and exercisable was $0, $3.0 million and $44.0 million, respectively. There were no unamortized options as of December 31, 2015.

Warrants

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2013	190,000	$19.80
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at December 31, 2013	190,000	$19.80
Granted	—	—
Canceled	—	—
Exercised	(170,000)	21.35
Expired/Forfeited	—	—

Outstanding at December 31, 2014	20,000	$6.64
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at December 31, 2015	20,000	$6.64
Exercisable at December 31, 2015	20,000	$6.64

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

The weighted average contractual term (in years) of warrants outstanding and exercisable as of December 31, 2015, 2014 and 2013 were 2.76, 3.76 and 3.66, respectively.

In FY 2015, FY 2014 and FY 2013, 0, 170,000 and 0 warrants, respectively, were exercised.

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

The following tables summarize information about unvested restricted stock transactions:

	FY 2015		FY 2014		FY 2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1,	2,699,732	$22.40	2,770,147	$20.53	2,612,000	$18.56
Granted	355,588	20.34	256,480	40.63	1,247,879	25.29
Vested	(806,508)	27.72	(278,305)	20.04	(892,591)	21.61
Forfeited/Canceled	(26,304)	28.94	(48,590)	25.81	(197,141)	19.60
Non-vested, December 31,	2,222,508	$20.06	2,699,732	$22.40	2,770,147	$20.53

The Company has awarded time-based restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a maximum period of 5 years. The cost of the time-based restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During FY 2015, FY 2014 and FY 2013, the Company awarded approximately 0.4 million, 0.3 million and 1.2 million restricted shares, respectively, with a fair market value of approximately $7.2 million, $10.4 million and $31.6 million, respectively.

The Company has awarded performance-based restricted shares of common stock to certain employees. The awards have restriction periods tied to certain performance measures. The cost of the performance-based restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed when the likelihood of those shares being earned is deemed probable.

Compensation expense related to restricted stock grants for FY 2015, FY 2014 and FY 2013 was approximately $11.4 million, $18.5 million and $20.0 million, respectively.  An additional amount of $2.6 million of expense related to time-based restricted shares is expected to be expensed evenly over a period of approximately three years. During FY 2015, FY 2014 and FY 2013, the Company repurchased shares valued at $15.5 million, $16.0 million and $3.7 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.

Short-term Shareholder Rights Plan

On January 27, 2016, the Company announced that its Board of Directors adopted a short-term shareholder rights plan (the “Rights Plan”), which will expire following the 2016 annual meeting of shareholders, absent an extension being approved by shareholders.  The Board of Directors adopted the Rights Plan in light of recent activity in the Company’s shares, including the recent accumulation of meaningful positions by holders of derivatives securities, and what the Iconix Board of Directors and management believes is a currently depressed share price for the Company’s common stock.

Pursuant to the Rights Plan, one preferred stock purchase right will be distributed for each share of common stock held by shareholders of record on February 12, 2016.  The rights will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's common stock (including in the form of synthetic ownership through derivative positions). In that situation, each holder of a right (other than, as detailed in the Rights Plan, the person or group triggering the rights) will be entitled to purchase, at the then-current exercise price (which was initially set at $30 per right), shares of common stock (and, in certain circumstances, other consideration) having a value of twice the exercise price of the right (a 50% discount).  Rights held by any person or group whose actions trigger the Rights Plan, including potentially counterparties to derivative transactions with such person or group, would become void.  The Rights Plan had no impact on the Company’s financial reporting for the year ended December 31, 2015.

8. Earnings (Loss) Per Share

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

As of December 31, 2015, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, all  were anti-dilutive, compared to 0.1 million that were anti-dilutive as of December 31, 2014.

As of December 31, 2015, of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers, all were anti-dilutive, compared to none that were anti-dilutive as of December 31, 2014.

For FY 2015, warrants issued in connection with the Company’s 1.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation. For FY 2015, warrants issued in connection with the Company’s 2.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation. For FY 2014, the 1.50% Convertible Notes and the 2.50% Convertible Notes that would be subject to conversion to common stock were anti-dilutive and therefore were not included in the calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	FY 2015	FY 2014	FY 2013
Basic	48,293	48,431	56,281
Effect of exercise of stock options	—	804	1,137
Effect of contingent common stock issuance	—	—	—
Effect of assuming vesting of performance related to restricted stock-based awards	—	212	199
Effect of assumed vesting of restricted stock	—	1,354	1,432
Effect of convertible notes subject to conversion	—	6,565	1,685
Effect of convertible notes warrants subject to conversion	—	—	—
Diluted	48,293	57,366	60,734

9. Contingencies

In July 2013, Signature Apparel Group LLC, referred to as the Debtor, filed an amended complaint in an adversary proceeding captioned Signature Apparel Group LLC v. ROC Fashions, LLC, et al., United States Bankruptcy Court, Southern District of New York, Adv. Pro. No. 11-02800 in the United States Bankruptcy Court in the Southern District of New York that, among others, named Studio IP Holdings LLC, referred to as Studio IP, and the Company (Studio IP and the Company are collectively referred to as Iconix), as defendants.  In the amended complaint, the Debtor asserts that Iconix was complicit in an alleged conspiracy to pay $2.8 million to Debtor’s principals.  The Debtor also alleges that ROC Fashions LLC paid a $6 million fee to Iconix for a license, and asserts that those funds should be returned to the Debtor as well.  In total, the Debtor is seeking at least $8.8 million in damages from Iconix. Iconix is vigorously defending against the claims, and the trial on this matter concluded in March 2016.  The Company is currently awaiting the Bankruptcy Court’s determination on the matter and is unable to estimate its ultimate outcome.

In December 2015, Anthony L&S, LLC, referred to as ALS, the licensee of the Pony and related trademarks, commenced an action captioned Anthony L&S, LLC v. US Pony Holdings, LLC and Iconix Brand Group, Inc., Supreme Court of the State of New York, New York County, Index No. 654199/2015 in New York State Supreme Court against the Company and its subsidiary, US Pony Holdings, LLC, referred to as Pony, seeking damages of $30 million, plus punitive damages, attorneys’ fees and costs.  ALS alleges that Pony breached the parties’ license agreement by failing to comply with its marketing obligations.  ALS also alleges that Pony and the Company are liable for fraud because Pony and the Company made purported misstatements about their marketing intentions/efforts.  The Company and Pony intend to vigorously defend against the claims.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

In January 2016, ALS’s affiliate, Anthony L&S Athletics, LLC, referred to as Anthony Athletics, commenced an action captioned Anthony L&S Athletics, LLC v. US Pony Holdings, LLC and Iconix Brand Group, Inc., Court of Chancery of the State of Delaware, Case No. 11867 in the Chancery Court in the State of Delaware against the Company and Pony.  Based primarily on the same allegations as in the New York action, Anthony Athletics, the Company’s joint venture partner in Pony, seeks a judicial dissolution of Pony, as well as $30 million in damages resulting from the Company’s purported breach of the Pony operating agreement and the failure to market the brands. The Company and Pony intend to vigorously defend against the claims.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

Three shareholder derivative complaints were recently filed in the Supreme Court of the State of New York, New York County, the Supreme Court of the State of New York, Westchester County, and the Southern District of New York, respectively, captioned De Filippis v. Cuneo et al Index No. 650711/2016, Gold v. Cole et al, and James v. Cuneo et al, Docket No. lil6-cv-02212.  The complaints name the Company as a nominal defendant and assert claims for breach of fiduciary duty, insider trading and unjust enrichment against certain of the Company's current and former directors and officers arising out of the Company's recent restatement of financial reports and certain employee departures.  The defendants intend to move to dismiss for failure to make a demand on the Board of the Company as required by Delaware law.

As previously announced, the Company has received a formal order from the SEC. The Company intends to cooperate fully with the SEC.

Three securities class actions, respectively captioned Lazaro v. Iconix Brand Group, Inc. et al., Docket No. 1:15-cv-04981-PGG,  Niksich v. Iconix Brand Group, Inc. et al. , Docket No. 1:15-cv-04860-PGG and  Haverhill Retirement System v. Iconix Brand Group, Inc. et al  Docket No. 1:15 – cv 06658, are pending in the United States District Court for the Southern District of New York against the Company and certain former officers and one current officer (each, a “Class Action” and, together, the “Class Actions”). The plaintiffs in the Class Actions purport to represent a class of purchasers of the Company’s securities from February 20, 2013 to August 7, 2015, inclusive, and claim that the Company and individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements regarding certain aspects of the Company’s business operations and prospects. The Company and the individual defendants intend to vigorously defend against the claims.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

From time to time, the Company is also made a party to litigation incurred in the normal course of business. In addition, in connection with litigation commenced against licensees for non-payment of royalties, certain licensees have asserted unsubstantiated counterclaims against the Company.  While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

10. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation is a charitable foundation founded by Neil Cole, the Company’s former Chairman and Chief Executive Officer, for the purpose of raising national awareness about the consequences of teenage pregnancy. As of December 31, 2015, the Company owed the Candie’s Foundation less than $0.1 million, and as of December 31, 2014, the Candie’s Foundation owed the Company less than $0.1 million. The Company intends to pay-off the entire amount due the Candie’s Foundation during 2016.  As of December 31, 2015, the Candie’s Foundation is no longer considered a related party to the Company.

Travel

The Company recorded expenses of approximately $95 and $90 for FY 2014 and FY 2013, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s former Chairman, Chief Executive Officer and President was the sole owner. There were no such expenses in FY 2015.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

Other

The Company incurred advertising expenses with Complex Media, Inc. to promote certain of its Men’s brands.  The Company owns a minority interest in Complex Media, Inc. as discussed in Note 3.  Advertising expenses with Complex Media, Inc. were approximately $0.2 million, $0.1 million, and $0.1 million for FY 2015, FY 2014 and FY 2013, respectively, and related accounts payable of approximately $0.2 million and $0.1 million as of December 31, 2015 and December 31, 2014, respectively.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

During FY 2015, FY 2014 and FY 2013, the Company incurred $0.1 million per year in consulting fees in connection with a consulting arrangement entered into with Mark Friedman, a member of the Company’s Board of Directors, relating to the provision by Mr. Friedman of investor relations services.

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  As of December 31, 2015, December 31, 2014, and December 31, 2013, the Company recognized the following royalty revenue amounts:

	FY 2015	FY 2014	FY 2013
Joint Venture Partner
Global Brands Group Asia Limited(1)	$5,672	$6,686	$20,360
Buffalo International ULC	12,311	10,785	10,197
Rise Partners, LLC / Top On International Group Limited	5,469	2,527	114
M.G.S. Sports Trading Limited	609	643	399
Pac Brands USA, Inc.	519	890	945
NGO, LLC	807	108	—
Albion Equity Partners LLC / GL Damek	2,556	1,866	781
Anthony L&S	1,454	—	—
Roc Nation	400	400	200
	$29,797	$23,905	$32,996

(1)

Global Brands Group Asia Limited also serves as agent to Peanuts Worldwide for the Greater China Territory for Peanuts brands.  For the years ended FY 2015, FY 2014 and FY 2013, Global Brands Group Asia Limited earned fees of approximately $3.0 million, $3.0 million, and $2.4 million, respectively, in its capacity as agent to Peanuts Worldwide.

11. Operating Leases

Future net minimum lease payments under non-cancelable operating lease agreements as of December 31, 2015 are approximately as follows:

Year ending December 31,
2016	$2,384
2017	2,404
2018	2,202
2019	2,099
2020	2,158
Thereafter	7,284
Totals	$18,531

The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

Rent expense was approximately $2.4 million, $2.7 million, and $2.9 million for FY 2015, FY 2014 and FY 2013, respectively. Contingent rent amounts have been immaterial for all periods.

12. Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. During FY 2015, FY 2014 and FY 2013, the Company made contributions to the Savings Plan of $167, $142 and $156. Stock-based awards are provided to certain employees under the terms of the Company’s Amended and Restated 2009 Plan. These plans are administered by the Compensation Committee of the Board of Directors.

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

13. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740. Under ASC Topic 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of ASC Topic 740, including current and historical results of operations, future income projections and the overall prospects of the Company’s business. Based upon management’s assessment of all available evidence, including the estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company’s business, management is of the opinion that the Company will be able to utilize the deferred tax assets in the foreseeable future.

At December 31, 2015, the Company has approximately $10.4 million in federal net operating loss carryforwards (NOLs) which will expire in FY 2035 if unused.  The Company also has foreign tax credit carryforwards of approximately $15.3 million which will expire between FY 2023 and FY 2025.  The Company also has approximately $12.2 million apportioned state and local NOLs that expire in FY 2034 and FY 2035 if not used.

Pre-tax book income (loss) for FY 2015, FY 2014 and FY 2013 were as follows:

	FY 2015	FY 2014 (Restated)	FY 2013 (Restated)
Domestic	$(300,534)	$118,060	$125,657
Foreign	16,260	49,050	41,230
Total pre-tax income (loss)	$(284,274)	$167,110	$166,887

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated statement of operations consists of the following:

	Year Ended December 31, 2015	Year Ended December 31, 2014 (Restated)	Year Ended December 31, 2013 (Restated)
Current:
Federal	$6,927	$1,511	$8,817
State and local	3,765	1,500	1,524
Foreign	6,800	13,153	16,318
Total current	$17,492	$16,164	$26,659
Deferred:
Federal	(110,705)	27,705	21,870
State and local	(431)	3,996	630
Foreign	(1,700)	423	436
Total deferred	(112,836)	32,124	22,936
Total provision (benefit)	$(95,344)	$48,288	$49,595

The Company has not provided U.S. taxes on the undistributed earnings from its foreign subsidiaries as these earnings are considered indefinitely reinvested. As of December 31, 2015, the amount of indefinitely reinvested foreign earnings was approximately $89.3 million. If these earnings were repatriated to the U.S. in the future, an additional tax provision would be required. Due to complexities in the U.S. law and certain assumptions that would be required, determination of the U.S. tax liability on the undistributed earnings is not practicable.

The significant components of net deferred tax assets of the Company consist of the following:

	December 31,
	2015	2014 (Restated)
State net operating loss carryforwards	$839	$11,205
U.S. Federal net operating loss carryforwards	4,036	—
Receivable reserves	1,911	5,046
Hedging transaction	15,164	25,183
Intangibles	3,105	2,535
Equity compensation	6,013	14,858
Foreign Tax Credit	15,305	5,262
Other	44	2,096
Total deferred tax assets	46,417	66,185
Valuation allowance	—	(11,205)
Net deferred tax assets	$46,417	$54,980
Trademarks, goodwill and other intangibles	(123,348)	(236,867)
Depreciation	(990)	(1,055)
Difference in cost basis of acquired intangibles	(49,670)	(49,441)
Convertible notes	(17,853)	(28,003)
Investment in joint ventures	(35,261)	(28,841)
Other accruals	(488)	(427)
Total deferred tax liabilities	(227,610)	(344,634)
Total net deferred tax liabilities	$(181,193)	$(289,654)
Balance Sheet detail on total net deferred tax assets (liabilities):
Current portion of net deferred tax assets	$2,381	$10,328
Non-current portion of net deferred tax liabilities	$(183,574)	$(299,982)

The following is a rate reconciliation between the amount of income tax provision (benefit) at the Federal rate of 35% and provision (benefit) from taxes on income (loss) before income taxes:

	Year ended December, 31
	2015	2014 (Restated)	2013 (Restated)
Income tax provision (benefit) computed at the federal rate of 35%	$(99,496)	$58,489	$58,410
Increase (reduction) in income taxes resulting from:
State and local income taxes (benefit), net of federal income tax	6,337	3,090	991
Non-controlling interest	(938)	(6,552)	(5,809)
Unrecognized tax benefits	6,985	—	—
Valuation allowance	(11,205)	—	—
Non-deductible executive compensation	645	1,018	727
Foreign Earnings (rate differential)	349	(8,472)	(4,998)
Other, net	1,979	715	274
Total	$(95,344)	$48,288	$49,595

The Valuation Allowance decreased by approximately $11.2 million during FY 2015 as a result of State NOLs that were utilized as part of a New York State audit settlement along with NOLs for which the availability has been determined to be uncertain during the year.  Accordingly, a corresponding offset has been recorded to the FIN 48 Liability during FY 2015.

With the exception of our Buffalo brand joint venture, our Iconix Canada joint venture, and our Iconix Middle East joint venture, the Company is not responsible for the income taxes related to the non-controlling interest’s share of the joint venture’s earnings. Therefore, the tax liability associated with the non-controlling interest share of the joint venture’s earnings is not reported in our income tax expense, even though the joint venture’s entire income is consolidated in our reported income before income tax expense. As such, the joint venture earnings have the effect of lowering our effective tax rate. This effect is more pronounced in periods in which joint venture earnings are higher relative to our other earnings. Since the Buffalo brand joint venture and the Iconix

Canada joint venture are taxable entities in Canada and the Iconix Middle East joint venture is a taxable entity in the UK, the Company is required to report its tax liability, including taxes attributable to the non-controlling interest, in its statement of operations.

The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal income tax purposes, the 2012 and forward tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2011 and forward tax years remain open for examination by the tax authorities under a four year statute of limitations and for local tax purposes, our 2007 and forward tax years remain open for examination .

At December 31, 2015, December 31, 2014 and December 31, 2013, the total unrecognized tax benefit was approximately $7.5 million, $1.2 million and $1.2 million, respectively. However, at December 31, 2014 and December 31, 2013, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties is as follows:

	FY 2015	FY 2014	FY 2013
Uncertain tax positions at January 1	$1,180	$1,180	$1,180
Additions for current year tax positions	—	—	—
Additions for prior year tax positions	7,470	—	—
Reductions for prior year tax positions	—	—	—
Settlements	(1,180)	—	—
Reductions due to lapse of applicable statute of limitation	—	—	—
Uncertain tax positions at December 31	$7,470	$1,180	$1,180

Approximately $3.2 million of unrecognized tax benefits at December 31, 2015 would affect the Company's effective tax rate if recognized. The Company believes it is reasonably possible that there may be a reduction of approximately $7.5 million of unrecognized tax benefits in the next 12 months as a result of settlements with taxing authorities and or statute of limitations expirations.

The Company is continuing its practice of recognizing interest and penalties to income tax matters in income tax expense. Total interest related to uncertain tax positions for FY 2015, FY 2014 and FY 2013 were $1.2 million, $0 and $0, respectively. There were no penalties accrued in any of these periods.

14. Segment and Geographic Data

The Company identifies its operating segments according to how business activities are managed and evaluated. Prior to April 1, 2015, the Company had disclosed one reportable segment. Following such quarter, the Company has reviewed its business activities, how they are managed and evaluated, and determined that it would reflect five distinct reportable operating segments: men’s, women’s, home, entertainment and corporate. Therefore, the Company has disclosed these reportable segments for the periods shown below. Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported.

The geographic regions consist of the United States, Japan and Other (which principally represent Latin America and Europe). Revenues attributable to each region are based on the location in which licensees are located and where they principally do business.

Reportable data for the Company’s operating segments were as follows:

	FY 2015	FY 2014 (Restated)	FY 2013 (Restated)
Licensing revenue:
Men’s	$92,181	$103,903	$146,242
Women’s	139,300	141,348	128,022
Home	40,110	43,169	41,361
Entertainment	107,606	103,070	74,949
Corporate	—	—	—
	$379,197	$391,490	$390,574
Operating income (loss):
Men’s	$(351,448)	$58,517	$101,743
Women’s	112,963	126,855	117,168
Home	(6,543)	35,174	36,834
Entertainment	35,636	31,524	21,291
Corporate	(53,271)	(31,642)	(42,058)
	$(262,663)	$220,428	$234,978

Licensing revenue by category:
Direct-to-retail license	$154,278	$158,599	$153,377
Wholesale licenses	170,705	178,890	214,289
Other licenses	54,214	54,001	22,908
	$379,197	$391,490	$390,574
Licensing revenue by geographic region:
United States	$250,209	$264,022	$265,433
Japan	34,640	31,048	29,734
Other (1)	94,348	96,420	95,407
	$379,197	$391,490	$390,574

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

15. Consolidated Interim Financial Information (Unaudited)

Consolidated financial information FY 2015 and FY 2014 (Restated) is summarized as follows:

	First Quarter (Restated)	Second Quarter (Restated)	Third Quarter (Restated)	Fourth Quarter
FY 2015(1)
Licensing revenue	$95,814	$97,398	$91,332	$94,653
Operating income (loss), net	55,976	51,825	27,781	(398,245)
Provision for income taxes	27,272	11,536	6,275	(140,427)
Net income (loss)	69,045	18,955	(954)	(275,976)
Net income (loss) attributable to Iconix Brand Group, Inc.	65,359	13,739	(5,387)	(263,014)
Basic earnings per share	$1.36	$0.28	$(0.11)	$(5.44)
Diluted earnings per share	$1.26	$0.28	$(0.11)	$(5.44)
Comprehensive income (loss)	$31,309	$26,370	$3,097	$(286,413)
Comprehensive income (loss) attributable to Iconix Brand Group, Inc.	$27,622	$21,155	$(1,336)	$(273,451)
FY 2014 (Restated) (2)
Licensing revenue	$110,400	$95,116	$89,965	$96,009
Operating income, net	64,511	61,860	45,777	48,280
Provision for income taxes	19,998	14,213	8,867	5,210
Net income	53,032	26,949	16,382	22,459
Net income attributable to Iconix Brand Group, Inc.	49,915	23,427	12,855	17,526
Basic earnings per share	$1.01	$0.48	$0.27	$0.37
Diluted earnings per share	$0.86	$0.40	$0.22	$0.32
Comprehensive income (loss)	$50,502	$21,785	$(8,533)	$14,396
Comprehensive income (loss) attributable to Iconix Brand Group, Inc.	$47,162	$17,987	$(12,275)	$10,177

(1)

FY 2015:  Operating income (loss), net includes a non-cash impairment charge of $437.5 million primarily related to the men’s brands recorded in the fourth quarter.  Included in net income (loss) attributable to Iconix Brand Group, Inc. is a non-cash pre-tax re-measurement gain of approximately $50.0 million related to the purchase of the remaining interest in Iconix China in the first quarter.

(2)

FY 2014 (Restated): Operating income, net includes a net gain of $6.4 million on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark in the second quarter.  Included in net income attributable to Iconix Brand Group, Inc is a non-cash pre-tax re-measurement gain of approximately $34.7 million related to the purchase of the remaining interest in Iconix Latin America in the first quarter.

The amounts noted in the table above reflect the restatement adjustments discussed in Note 21.  The Company intends to amend its Forms 10-Q for the quarterly periods ended March, 31, June 30, and September 2015 to reflect the restatement adjustments applicable to the periods presented therein.

16. Other Assets- Current and Long-Term

	December 31, 2015	December 31, 2014 (Restated)
Other assets- current consisted of the following:
Notes receivables on sale of trademarks(2)	$3,892	$2,981
Note receivable in connection with Strawberry Shortcake acquisition (1)	5,000	—
Due from AG (see Note 3)	3,437	—
Prepaid advertising	2,498	4,763
Prepaid expenses	863	853
Short-term receivable- Beagle note receivable (see Note 3)	—	2,085
Deferred charges	1,551	1,271
Prepaid taxes	14,941	26,468
Prepaid insurance	(41)	439
Due from related parties	3,293	3,450
Other current assets	8,682	1,778
	$44,116	$44,088

(1)

The Note receivable in connection with Strawberry Shortcake acquisition represents amounts due from AG in respect of non-compete payments pursuant to a License Agreement entered into with AG simultaneously with the closing of the transaction.

(2)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the consolidated balance sheet.  Refer to Note 3 for further details.

	December 31,	December 31,
	2015	2014 (restated)
Other noncurrent assets consisted of the following:
Due from ABC	$11,621	$14,644
Notes receivable on sale of trademarks(1)	5,029	8,531
Prepaid interest	8,560	9,265
Deposits	621	633
Other noncurrent assets	2,917	18,792
	$28,748	$51,865

(1)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the consolidated balance sheet.  Refer to Note 3 for further details.

17. Other Liabilities – Current

As of December 31, 2015 and December 31, 2014, other current liabilities include amounts due to certain joint ventures that are not consolidated with the Company of $1.6 million and $2.4 million, respectively, and amounts due to Purim related to the MG Icon acquisition of $2.0 million and $4.0 million, respectively. See Note 3 for further details of this transaction.

18. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings which are wholly owned subsidiaries of the Company, located in Luxembourg, is the Euro.  However the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in FY 2015, FY 2014 and FY 2013, the Company recorded a $9.5 million currency translation gain, a $1.7 million currency translation loss and a $0.3 million currency translation loss, respectively, that is included in the consolidated statements of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During FY 2015, FY 2014 and FY 2013, the Company recognized as a component of our comprehensive income (loss), a foreign currency translation loss of $36.0 million, a foreign currency translation loss of $40.7 million and a foreign currency translation gain of $16.5 million, respectively, due to changes in foreign exchange rates.

19. Subsequent Events

Scion. In January 2016, the Company sold its interest in the BBC and Ice Cream brands within the Scion joint venture for $3.5 million.

Short-term Shareholder Rights Plan. On January 27, 2016, the Company announced that its Board of Directors adopted a short-term shareholder rights plan (the “Rights Plan”), which will expire following the 2016 annual meeting of shareholders, absent an extension being approved by shareholders.  The Board of Directors adopted the Rights Plan in light of recent activity in the Company’s shares, including the recent accumulation of meaningful positions by holders of derivatives securities, and what the Iconix Board of Directors and management believes is a currently depressed share price for the Company’s common stock.

Pursuant to the Rights Plan, one preferred stock purchase right will be distributed for each share of common stock held by shareholders of record on February 12, 2016.  The rights will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's common stock (including in the form of synthetic ownership through derivative positions). In that situation, each holder of a right (other than, as detailed in the Rights Plan, the person or group triggering the rights) will be entitled to purchase, at the then-current exercise price (which was initially set at $30 per right), shares of common stock (and, in certain circumstances, other consideration) having a value of twice the exercise price of the right (a 50% discount).  Rights held by any person or group whose actions trigger the Rights Plan, including potentially counterparties to derivative transactions with such person or group, would become void.  The Rights Plan had no impact on the Company’s financial reporting for the year ended December 31, 2015 and will not impact any future periods.

Chief Executive Officer. On February 23, 2016, the Company announced that John N. Haugh was appointed as President and a member of the Board of Directors.  Mr. Haugh also will assume the role of Chief Executive Officer of the Company on April 1, 2016, at which time the Company’s Chairman of the Board and Interim CEO Peter Cuneo will transition to the role of the Company’s Executive Chairman of the Board.

Badgley Mischka. On March 2, 2016, the Company announced that it has sold the rights to the Badgley Mischka intellectual property to Titan Industries, Inc. in partnership with the founders, Mark Badgley and James Mischka, and the apparel license MJCLK LLC for $13.8 million in cash.  The gain on the sale of the trademarks will be recorded in the Company’s first quarter of fiscal 2016 financial results.

New Debt Facility.  On March 7, 2016, the Company through its wholly-owned direct subsidiary, IBG Borrower LLC (“IBG Borrower”) entered into a $300 million senior secured term loan (the “Credit Agreement”), whereby the Company and certain wholly-owned subsidiaries of IBG Borrower will serve as guarantors, Cortland Capital Market Services LLC will serve as administrative agent and collateral agent and the lenders party thereto from time to time (the “Lenders”), including CF ICX LLC and Fortress Credit Co LLC (“Fortress”).  Pursuant to the Credit Agreement, the Lenders are providing to IBG Borrower a senior secured term loan (the “Senior Secured Term Loan”), scheduled to mature on March 7, 2021, in an aggregate principal amount of $300 million and bearing interest at LIBOR (with a floor of 1.50%) plus an applicable margin of 10% per annum.  Among other customary conditions, the closing is conditioned on the transfer of specified assets of the Company to be held by IBG Borrower and the execution of customary account control agreements.

The net cash proceeds of the Senior Secured Term Loan, of which are expected to be approximately $268 million (after deducting financing, investment banking and legal fees), will, pursuant to the terms of the Credit Agreement, be deposited by the Lenders into an escrow account on the closing date.  IBG Borrower must deposit into the escrow account certain additional funds, so that the total amount of cash on deposit in the escrow account is sufficient to pay all outstanding obligations, plus accrued interest, under the Company’s 2.50% convertible senior subordinated notes due June 2016 and issued pursuant to that certain Indenture, dated as of May 23, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “2016 Convertible Notes”).  The funds in the escrow account will be used to repay the 2016 Convertible Notes on or before their maturity, with any remaining funds going toward general corporate purposes permitted under the terms of the Credit Agreement.

Retention Stock Grant.  On January 7, 2016, the Company awarded to certain employees a retention stock grant of approximately 1.3 million shares with a then current value of approximately $7.7 million. The awards cliff vest in three years based on the Company’s Total Shareholder Return, as defined, measured against a peer group as defined in the Company's Proxy Statement. The measurement period began on the grant date and the beginning measurement amount was calculated based on the 20 day average closing stock price leading up to the grant date. The measurement period ends on December 31, 2019 and the ending measurement amount is based on the 20 day average closing stock price leading up to December 31, 2019. The award will vest on a scaled pay out based on the Company's total shareholder return versus the peer group.

20. Other Matters

The Company is currently in a comment letter process with the Staff of the Securities and Exchange Commission relating to an ongoing periodic review of the Company's Form 10-K for the year ended December 31, 2014. The current correspondence relates to the accounting treatment for the formation of the Company's international joint ventures under US GAAP and whether such joint ventures should potentially have been consolidated in the Company's historical results. The Company's Board of Directors also formed a Special Committee consisting of independent directors to review the accounting treatment related to certain of the Company's international joint venture and other transactions.  The Special Committee has completed its review.  Refer to Note 21 for the further detail related to the Company’s restatement and related conclusions.

On August 5, 2015, Mr. Cole resigned as the Company’s Chairman of the Board, President, Chief Executive Officer and as a director of the Company effective immediately. Upon Mr. Cole’s resignation, Mr. F. Peter Cuneo, a member of the Company’s Board of Directors, was appointed the Company’s Chairman of the Board and Interim Chief Executive Officer.  The Company recognized a one-time pre-tax charge of approximately $4.6 million in FY 2015, primarily related to the terms of a binding term sheet with Mr. Cole.  Under the terms of Mr. Cuneo’s agreement as Interim Chief Executive Officer, the Company recognized a one-time pre-tax charge of approximately $1.2 million in FY 2015.

As a result of a comprehensive review of the Company’s license agreements and relationships with its licensees and based on current business conditions in FY 2015, the Company increased its provision for doubtful accounts and wrote off uncollectible accounts, which in the aggregate amounted to bad debt expense of approximately $16.0 million, which is included in the Company’s selling, general and administrative expenses for the year ended December 31, 2015.

During FY 2015, the Company included in its selling, general and administrative expenses approximately $11.1 million  of charges for professional fees associated with the continuing correspondence with the Staff of the SEC, the Special Committee’s review, class-action litigation, and severance costs related to the transition of the Company’s management (which includes the $4.6 million noted above).

21. Restatement of Previously Issued Financial Statements

SEC Comment Letter Process.

As previously disclosed, the Company has been engaged in a comment letter process with the Staff of the U.S. Securities and Exchange Commission relating to an ongoing review of the Company’s Form 10-K for the year ended December 31, 2014. The Company has responded to the Staff with a Confirming Letter on all of the questions the Staff has raised. As a result of the comment letter process, the Company’s management team, Audit Committee (the “Audit Committee”) and the Board of Directors (the “Board”) have reviewed the Company’s financial statements and assessed the accounting treatment applied by the Company to its joint ventures and other sales of intellectual property.

Based on this review and assessment, the Board, the Audit Committee and the Company’s management team, on February 11, 2016, concluded that the Company would restate its historical financial statements (the “Restatement”) to address the following accounting matters: (i) consolidate the financial statements of the Iconix Canada, Iconix Israel, Iconix Southeast Asia, Iconix MENA and LC Partners US joint ventures with the Company’s financial statements, and eliminate the previously reported gains on sale which were recorded at the time these transactions were consummated (including subsequent June 2014 and September 2014 transactions with respect to Iconix Southeast Asia), (ii) record the recalculated cost basis of the trademarks contributed to certain joint ventures which are recorded under the equity method of accounting at the time of consummation of the transactions (which also affected years prior to FY 2013 and is effectuated in the consolidated balance sheets contained herein), (iii) record the recalculated cost basis of the Umbro brand in the territory of Korea (which closed in December 2013) and the e-commerce and U.S. catalog rights in respect of the Sharper Image brand (which closed in June 2014) to determine the amount of the gain that should have been recorded at the time of the sale, (iv) reclassify the presentation of its statement of operations to reflect gains on sales of trademarks (to joint ventures or third parties) as a separate line item above the Operating Income line, and not as revenue as historically reflected, and (v) reclassify the Equity Earnings on Joint Ventures line to above the Operating Income line, from its previous location within the Other Expenses section.

In conjunction with the Company’s consolidation of the joint ventures noted above, the Company also adjusted its historical financial statements to properly reflect the consideration from joint venture partners (“the redemption value”) as redeemable non-controlling interest for the Iconix Southeast Asia, Iconix MENA and LC Partners US joint ventures as of the date of the formation of the joint venture.  For each period subsequent to the formation of the joint venture, the Company will accrete the change in redemption value up to the date that the joint venture partner has the right to redeem its respective put option.  Additionally, in accordance with the applicable accounting guidance, the notes receivable, net of discount, received from our joint venture partners as part of the consideration related to the formation of consolidated joint ventures will be netted against non-controlling interest or redeemable non-controlling interest, as applicable.

Other.

In addition, through the Company’s review of various historical transactions, management determined that it would record adjustments to reflect the following:  (i) the reduction of revenue and remeasurment gains associated with certain transactions whereby the Company was not able to establish the fair value of the purchase transaction and subsequent guaranteed minimum royalties. Such adjustments reduced revenue by approximately $10 million, $14 million, $12 million  and $6 million in 2015, 2014, 2013 and 2011, respectively, and reduced 2011 remeasurement gains by approximately $4 million, (ii) record a liability of $5.3 million for a royalty credit earned by a specific licensee in fiscal years 2006 through 2008 that will be utilized  in fiscal years 2016 through 2020.

The following tables set forth a reconciliation of previously reported and restated selected financial data as of the dates and for the periods shown:

	Year Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated
Assets
Current Assets:
Cash and cash equivalents	$128,019	$20	$128,039
Restricted cash	59,560	—	59,560
Accounts receivable, net	115,066	(2,719)	112,347
Deferred income tax assets	10,328	—	10,328
Other assets – current	66,781	(22,693)	44,088
Total Current Assets	379,754	(25,392)	354,362
Property and equipment:
Furniture, fixtures and equipment	22,704	—	22,704
Less: Accumulated depreciation	(14,946)	—	(14,946)
	7,758	—	7,758
Other Assets:
Other assets	63,334	(11,469)	51,865
Trademarks and other intangibles, net	2,024,541	(28,207)	1,996,334
Deferred financing costs, net	19,842	-	19,842
Investments and joint ventures	140,910	(30,805)	110,105
Goodwill	231,738	1,038	232,776
	2,480,365	(69,443)	2,410,922
Total Assets	$2,867,877	$(94,835)	$2,773,042
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,762	$(107)	$38,655
Deferred revenue	24,978	890	25,868
Current portion of long-term debt	61,123	—	61,123
Other liabilities – current	12,741	(6,338)	6,403
Total current liabilities	137,604	(5,555)	132,049
Deferred income tax liability	320,792	(20,810)	299,982
Other tax liabilities	—	—	—
Long-term debt, less current maturities	1,332,954	—	1,332,954
Other liabilities	11,660	5,264	16,924
Total Liabilities	$1,803,010	$(21,101)	$1,781,909
Redeemable Non-Controlling Interests, net of installment payments due from non-controlling interest holders	14,224	25,472	39,696
Commitments and contingencies
Stockholders’ Equity:
Common stock	79	—	79
Additional paid-in capital	948,714	(7,792)	940,922
Retained earnings	805,526	(91,707)	713,819
Accumulated other comprehensive loss	(24,186)	—	(24,186)
Less: Treasury stock	(812,429)	—	(812,429)
Total Iconix Brand Group, Inc. Stockholders’ Equity	917,704	(99,499)	818,205
Non-controlling interests, net of installment payments due from non-controlling interest holders	132,939	293	133,232
Total Stockholders’ Equity	$1,050,643	$(99,206)	$951,437
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,867,877	$(94,835)	$2,773,042

	Year Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated
Licensing revenue	$394,157	$(2,667)	$391,490
Other revenue(1)	45,840	(45,840)	—
Total revenue	439,997	(48,507)	391,490
Selling, general and administrative expenses	190,153	(1,367)	188,786
Gains on sale of trademarks(1)	—	(6,399)	(6,399)
Equity earnings on joint ventures(2)	—	(11,325)	(11,325)
Operating income	249,844	(29,416)	220,428
Other expenses - net(2)	26,667	26,651	53,318
Income before taxes	223,177	(56,067)	167,110
Provision for income taxes	59,641	(11,353)	48,288
Net income	$163,536	$(44,714)	$118,822
Less: Net income attributable to non-controlling interest	14,693	406	15,099
Net income attributable to Iconix Brand Group, Inc.	$148,843	$(45,120)	$103,723
Earnings per share:
Basic	$3.07	$(0.93)	$2.14
Diluted	$2.59	$(0.78)	$1.81
Comprehensive income	$122,864	$(44,714)	$78,150
Comprehensive income attributable to Iconix Brand Group, Inc.	$108,171	$(45,120)	$63,051

(1)

Gains on sale of trademarks was previously reported as other revenue.  Many of the gains recorded upon formation of certain joint ventures were reversed as a result of consolidation.  The gains that were not impacted by consolidation, and therefore not reversed, have been reclassified and are being presented as a separate line item above operating income.

(2)	Equity earnings from joint ventures was previously reported within other expenses – net and has been reclassified and is being presented as a component of operating income.

	Year Ended December 31, 2013
	As Previously Reported	Adjustments	As Restated
Licensing revenue	$398,047	$(7,473)	$390,574
Other revenue(1)	32,579	(32,579)	—
Total revenue	430,626	(40,052)	390,574
Selling, general and administrative expenses	173,215	(54)	173,161
Gains on sale of trademarks(1)	—	(7,354)	(7,354)
Equity earnings on joint ventures(2)	—	(10,211)	(10,211)
Operating income	257,411	(22,433)	234,978
Other expenses - net(2)	56,749	11,342	68,091
Income before taxes	200,662	(33,775)	166,887
Provision for income taxes	58,075	(8,480)	49,595
Net income	$142,587	$(25,295)	$117,292
Less: Net income attributable to non-controlling interest	14,539	(2,236)	12,303
Net income attributable to Iconix Brand Group, Inc.	$128,048	$(23,059)	$104,989
Earnings per share:
Basic	$2.28	$(0.41)	$1.87
Diluted	$2.11	$(0.38)	$1.73
Comprehensive income	$159,073	$(25,295)	$133,778
Comprehensive income attributable to Iconix Brand Group, Inc.	$144,534	$(23,059)	$121,475

(1)

Gains on sale of trademarks was previously reported as other revenue.  Many of the gains recorded upon formation of certain joint ventures were reversed as a result of consolidation.  The gains that were not impacted by consolidation, and therefore not reversed, have been reclassified and are being presented as a separate line item above operating income.

(2)	Equity earnings from joint ventures was previously reported within other expenses – net and has been reclassified and is being presented as a component of operating income.

Additionally, the opening stockholders’ equity, as of January 1, 2013, was adjusted as follows:

	As of January 1, 2013
	As Previously Reported	Adjustments	As Restated
Stockholders’ Equity:
Common stock	77	—	77
Additional paid-in capital	815,935	—	815,935
Retained earnings	529,829	(20,224)	509,605
Accumulated other comprehensive loss	—	—	—
Less: Treasury stock	(159,690)	—	(159,690)
Total Iconix Brand Group, Inc. Stockholders’ Equity	1,186,151	(20,224)	1,165,927
Non-controlling interests, net of installment payments due from non-controlling interest holders	113,689	(2,250)	111,439
Total Stockholders’ Equity	$1,299,840	$(22,474)	$1,277,366

The Company intends to amend its Forms 10-Q for the quarterly periods ended March, 31, June 30, and September 2015 to reflect the restatement adjustments applicable to the periods presented therein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

The audits referred to in our report dated March 30, 2016  relating to the consolidated financial statements of Iconix Brand Group, Inc. and Subsidiaries (“the Company”), which is contained in Item 8 and Item 15(a) of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA LLP
March 30, 2016
New York, New York

Schedule II - Valuation and Qualifying Accounts

Iconix Brand Group, Inc. and Subsidiaries

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Reserves and allowances deducted from asset accounts:
Accounts Receivables(a):
Year ended December 31, 2015	$8,738	$25,128	$(25,481)	$8,385
Year ended December 31, 2014	$12,140	$9,627	$(13,029)	$8,738
Year ended December 31, 2013	$11,994	$9,718	$(9,572)	$12,140

(a)	These amounts include reserves for bad debts.