Form 10-K/A
period 2015-12-31
ICONIX BRAND GROUP, INC.
filed 2016-04-04
CIK 857737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/ A

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

ICONIX BRAND GROUP, INC. - FORM 10-K

Unless the context requires otherwise, references in this Form 10-K/ A to the “Company,” “Iconix,” “we,” “us,” “our,” or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries.

EXPLANATORY NOTE

Iconix Brand Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to correct an error in the Supplemental Disclosure of Cash Flow Information for the year ended December 31, 2015 contained in the Company’s Consolidated Statements of Cash Flows.  Additionally, the Company corrected two typographical errors in Footnote 1 to the Company’s Notes to Consolidated Financial Statements under the captions “Concentration of Credit Risk” and “Accounts Receivable.”

Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Company’s Annual Report on Form 10-K or modify or update the disclosures contained in the Annual Report on Form 10-K in any way other than as set forth above.

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

ICONIX BRAND GROUP, INC.

Date: April 4, 2016	By:	/s/ John N. Haugh
John N. Haugh
President and Chief Executive Officer (Principal Executive Officer)
/s/ David K. Jones David K. Jones Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Numbers	Description

2.1

Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC  (1)  +

2.2	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC (2) +

2.3	Purchase Agreement dated as of April 26, 2010 by and among the Company, United Features Syndicate, Inc. and The E.W. Scripps Company (3) +

2.4	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC (4) +

2.5	Asset Purchase Agreement dated October 26, 2011 by and between the Company and Sharper Image Acquisition LLC (5) +

2.6

Asset Purchase Agreement dated October 24, 2012 by and among Iconix Brand Group, Inc., Umbro IP Holdings LLC, Iconix Luxembourg Holdings SÀRL, Umbro International Limited, Nike Global Services Pte. Ltd. and NIKE, Inc  (6)  +

3.1	Certificate of Incorporation, as amended(9)

3.2	Restated and Amended By-Laws(10)

3.3	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company(40)*

4.1	Indenture, dated May 23, 2011, between the Company and The Bank of New York Mellon Trust, N.A.(11)

4.2	Global Note(11)

4.3	Base Indenture dated November 29, 2012(12)

4.4	Supplemental Indenture dated November 29, 2012(12)

4.5	Supplemental Indenture Series 2013-1 Supplement dated as of June 21, 2013(8)

4.6	Indenture 1.50% Convertible Senior Subordinated Notes Due 2018 dated as of March 18, 2013(39)

4.7	Global Note(39)

4.8	Rights Agreement dated as of January 27, 2016 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent(40)

10.2	2000 Stock Option Plan of the Company(14)*

10.3	2001 Stock Option Plan of the Company(15)*

10.4	2002 Stock Option Plan of the Company(16)*

10.5	Non-Employee Director Stock Incentive Plan(17)*

10.6	401(K) Savings Plan of the Company(18)

10.7	Employment Agreement between Neil Cole and the Company dated January 28, 2008(7)*

10.8	Option Agreement of Neil Cole dated November 29, 1999(18)*

10.9	The Company’s 2006 Equity Incentive Plan and forms of options granted thereunder(19)*

10.10	Form of Restricted Stock Agreement for officers under the Company’s 2006 Equity Incentive Plan(20)*

10.11	Form of Restricted Stock Agreement for Directors under the Company’s 2006 Equity Incentive Plan(20)*

10.12	Form of Option Agreement under the Company’s 1997 Stock Option Plan(21)*

10.13	Form of Option Agreement under the Company’s 2000 Stock Option Plan(21)*

10.14	Form of Option Agreement under the Company’s 2001 Stock Option Plan(21)*

10.15	Form of Option Agreement under the Company’s 2002 Stock Option Plan(21)*

Exhibit Numbers	Description

10.16	Common Stock Purchase Warrant issued to UCC Consulting Corporation(22)

10.17	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company (23)

10.18	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole(24)*

10.19	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole(24)*

10.20	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices(24)

10.21	Iconix Brand Group, Inc. Executive Incentive Bonus Plan(25)*

10.22	Agreement dated May 2008 between the Company and Neil Cole(26)*

10.23	Agreement dated December 24, 2008 between the Company and Neil Cole(27)*

10.24	Form of restricted stock agreement under the 2009 Equity Incentive Plan(28)*

10.25	Form of stock option agreement under the 2009 Equity Incentive Plan(28)*

10.26	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009(28)*

10.27	Restricted Stock Agreement with Warren Clamen dated September 22, 2009(28)*

10.28	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009(28)*

10.29	Employment Agreement dated February 26, 2009 between the Company and David Blumberg(29)*

10.30	Restricted Stock Agreement with David Blumberg dated September 22, 2009(29)*

10.31	Purchase Agreement, dated May 17, 2011, among Iconix Brand Group, Inc., Barclays Capital Inc. and Goldman, Sachs & Co. (11)

10.32	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.33	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company and Goldman, Sachs & Co. (11)

10.34	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.35	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Goldman, Sachs & Co. (11)

10.36	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.37	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Goldman, Sachs & Co. (11)

10.38	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.39	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Goldman, Sachs & Co. (11)

10.40	Amendment to Employment Agreement between Neil Cole and the Company dated June 17, 2011(30)*

10.41	Restricted Stock Agreement dated June 17, 2011 between the Company and Neil Cole(31)*

10.42	Restricted Stock Performance Unit Agreement dated June 17, 2011 between the Company and Neil Cole(31)*

10.43	Employment Agreement Amendment dated October 7, 2011 between the Company and Warren Clamen(32)*

10.44	Employment Agreement Amendment dated October 7, 2011 between the Company and Andrew Tarshis(32)*

Exhibit Numbers	Description

10.45

Revolving Credit Agreement dated as of November 22, 2011 among the Company, as Borrower, and the several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Syndication Agents, Barclays Bank PLC, as Documentation Agent, and Barclays Bank PLC, as Administrative Agent  (33)

10.46	Guarantee and Collateral Agreement dated as of November 22, 2011 made by the Company and certain of its Subsidiaries in favor of Barclays Bank PLC, as Administrative Agent (33)

10.47	Employment Agreement dated March 5, 2012 between the Company and David Blumberg(34)*

10.48

Class A-1 Note Purchase Agreement dated November 29, 2012 by and among Registrant, Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, Barclays Bank PLC, as L/C Provider, Barclays Bank PLC as Swingline Lender and Barclays Bank PLC, as Administrative Agent  (12)

10.49	Management Agreement dated November 29, 2012 by and among the Co-Issuers, Registrant and Citibank, N.A., as trustee (12)

10.50	Amendment to Employment Agreement entered into February 15, 2013 to be effective February 1, 2013 between the Company and David Blumberg (35) *

10.51	PSU Agreement dated February 15, 2013 between Iconix Brand Group, Inc. and David Blumberg(35)*

10.52	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Executive)(36)*

10.53	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-Executive)(36)*

10.54	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-employee Director)(36)*

10.55	Amended and Restated 2009 Equity Incentive Plan(36)*

10.56	Clawback policy form of Acknowledgement(36)*

10.57	Employment Agreement dated as of August 19, 2013 between the Company and Jason Schaefer(37)*

10.58	Employment Agreement Amendment dated as of March 18, 2014 between the Company and Seth Horowitz(38)*

10.59	Employment Agreement dated as of March 18, 2014 between the Company and Jeff Lupinacci(38)*

10.60	Purchase Agreement dated March 12, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc.(39)

10.61	Confirmation of OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (39)

10.62	Confirmation of Additional OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (39)

10.63	Confirmation of OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (39)

10.64	Confirmation of Additional OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (39)

10.65	Employment Agreement dated as of June 10, 2015 between the Company and David Jones(41)*

10.66	Employment Agreement dated as of September 9, 2015 between the Company and F. Peter Cuneo. *

10.67	Employment Agreement dated as of February 18, 2016 between the Company and John Haugh(42)*

10.68	Employment Agreement dated as of February 24, 2016 between the Company and David Blumberg(42)*

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

Item 8, 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Year ended December 31, 2015

Iconix Brand Group, Inc. and Subsidiaries

Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Iconix Brand Group Inc. and subsidiaries are included in Item 15:

The following consolidated financial statement schedule of Iconix Brand Group, Inc. and subsidiaries is included in Item 15(d):

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	70

Schedule II Valuation and qualifying accounts	71

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

/s/ BDO USA, LLP

March 30, 2016, except for the last paragraph of Note 21, which is April 4, 2016

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

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2013 - (Restated)	76,549	$77	$815,936	$509,604	$—	$(159,690)	$111,439	$1,277,366
Issuance of common stock related to acquisition of interest in joint venture	—	—	17,246	—	—	—	—	17,246
Shares issued on vesting of restricted stock	368	—	—	—	—	—	—	—
Shares issued on exercise of stock options and warrants	131	—	353	—	—	—	—	353
Purchase of minority interest in consolidated joint venture	—	—	1,500	—	—	—	—	1,500
Tax benefit of stock option exercises	—	—	1,196	—	—	—	—	1,196
Tax effect on formation of joint venture			(5,168)					(5,168)
Compensation expense in connection with restricted stock and stock options	—	—	20,018	—	—	—	—	20,018
Shares repurchased on the open market	—	—	—	—	—	(436,419)	—	(436,419)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(3,707)	—	(3,707)
Non-controlling interest of acquired companies	—	—	—	—	—	—	(2,765)	(2,765)
Consideration received from non-controlling interest	—	—	—	(253)	—	—	21,033	20,780
Amounts due from non-controlling interest holders	—	—	—	—	—	—	(10,565)	(10,565)
Net income	—	—	—	104,989	—	—	12,303	117,292
Net cost of hedge on convertible notes	—	—	3,038	—	—	—	—	3,038
Foreign currency translation	—	—	—	—	16,486	—	—	16,486
Distributions to joint ventures	—	—	—	—	—	—	(8,516)	(8,516)
Equity portion of convertible notes			52,362				—	52,362
Balance at January 1, 2014 - (Restated)	77,048	$77	$906,481	$614,340	$16,486	$(599,816)	$122,929	$1,060,497
Shares issued on vesting of restricted stock	883	1	—	—	—	—	—	1
Purchase of minority interest in consolidated joint venture			(525)				—	(525)
Shares issued on exercise of stock options and warrants	1,332	1	10,087	—	—	—	—	10,088
Tax benefit of stock option exercises	—	—	10,703	—	—	—	—	10,703
Tax effect on formation of joint venture			(4,316)					(4,316)
Compensation expense in connection with restricted stock and stock options	—	—	18,492	—	—	—	—	18,492

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Shares repurchased on the open market	—	—	—	—	—	(193,434)	—	(193,434)
Cost of shares repurchased on vesting of restricted stock	—	—	—	—	—	(19,179)	—	(19,179)
Non-controlling interest of acquired companies	—	—	—	—	—	—	11,526	11,526
Payments from non-controlling interest holders	—	—	—	—	—	—	549	549
Change in redemption value of redeemable non-controlling interest holders	—	—	—	(3,051)	—	—	—	(3,051)
Net income	—	—	—	103,723	—	—	15,099	118,822
Foreign currency translation	—	—	—	—	(40,672)	—	—	(40,672)
Distributions to joint ventures	—	—	—	(1,193)	—	—	(16,871)	(18,064)
Balance at January 1, 2015 - Restated	79,263	$79	$940,922	$713,819	$(24,186)	$(812,429)	$133,232	$951,437
Issuance of common stock related to acquisition of interest in joint venture	465	—	15,703	—	—	—	—	15,703
Shares issued on vesting of restricted stock	806	1	—	—	—	—	—	1
Purchase of minority interest in consolidated joint venture			3,863	—			(6,748)	(2,885)
Shares issued on exercise of stock options and warrants	75	—	321	—	—	—	—	321
Tax benefit of stock option exercises	—	—	2,006	—	—	—	—	2,006
Compensation expense in connection with restricted stock and stock options	—	—	11,449	—	—	—	—	11,449
Shares repurchased on the open market	—	—	—	—	—	(12,391)	—	(12,391)
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(12,359)	—	(12,359)
Non-controlling interest of acquired companies	—	—	—	—	—	—	(9,168)	(9,168)
Payments from non-controlling interest holders	—	—	—	—	—	—	3,523	3,523
Change in redemption value of redeemable non-controlling interest holders	—	—	—	(5,015)	—	—	—	(5,015)
Change in fair value of available for sale securities	—	—	—	—	(703)	—	—	(703)
Net income (loss)	—	—	—	(189,303)	—	—	373	(188,930)
Foreign currency translation	—	—	—	—	(36,004)	—	—	(36,004)
Distributions to joint venture partners	—	—	—	(4,740)	—	—	(17,340)	(22,080)
Balance at December 31, 2015	80,609	$80	$974,264	$514,761	$(60,893)	$(837,179)	$103,872	$694,905

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014 (Restated)	December 31, 2013 (Restated)
Cash flows from operating activities:
Net income	$(188,930)	$118,822	$117,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,631	2,605	2,702
Amortization of trademarks and other intangibles	3,088	4,530	7,428
Amortization of deferred financing costs	4,826	5,263	4,816
Amortization of convertible note discount	31,455	29,616	24,838
Stock-based compensation expense	11,449	18,492	20,018
Non-cash gain on re-measurement of equity investment	(49,990)	(28,898)	—
Provision for doubtful accounts	25,128	9,627	9,718
Earnings on equity investments in joint ventures	(5,330)	(11,325)	(10,211)
Distributions from equity investments	5,954	7,145	13,116
Gain on sale of fixed assets	(225)	—	—
Impairment of trademarks and goodwill	437,524	—	—
Gain on sale of securities	—	(342)	(5,395)
Gain on sale of trademarks	—	(6,399)	(7,354)
Deferred income tax provision	(112,836)	32,124	22,936
Gain on foreign currency translation	(9,488)	—	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(12,893)	(22,575)	9,741
Other assets – current	(1,779)	(13,209)	(7,946)
Other assets	15,886	(4,142)	(12,054)
Deferred revenue	8,158	(5,025)	6,102
Accounts payable and accrued expenses	26,613	23,700	(4,155)
Net cash provided by operating activities	190,241	160,009	191,592
Cash flows used in investing activities:
Purchases of property and equipment	(1,433)	(1,505)	(1,209)
Acquisition of interest in Buffalo and related loan	—	—	(76,500)
Acquisition of Lee Cooper	—	—	(66,667)
Acquisition of interest in Complex Media	—	—	(25,120)
Acquisition of interest in Marcy Media Holdings	—	—	(32,000)
Acquisition of interest in Latin America	—	(42,000)	—
Acquisition of interest in NGX	—	(6,000)	—
Acquisition of interest in Hydraulic	—	(6,000)	—
Acquisition of interest in iBrands	—	(2,500)	—
Acquisition of interest in Iconix China, net of cash acquired	(20,400)	—	—
Acquisition of interest in Pony	(37,000)	—	—
Acquisition of interest in Strawberry Shortcake	(95,000)	—	—
Issuance of note to American Greetings	(10,000)	—	—
Proceeds received from note due from American Greetings	3,750	—	—
Acquisition of trademarks from Iconix Southeast Asia	(3,500)	—	—
Purchase of securities	—	(5,998)	5,395
Additional investments in joint ventures	—	—	(744)
Proceeds received from note due from Buffalo International	7,727	8,948	11,560
Proceeds from the sale of securities	—	6,341	—
Proceeds from sale of trademarks and related notes receivable	3,030	—	24,519
Proceeds from sale of fixed assets	225	—	—
Additions to trademarks	(438)	(915)	(8,372)
Net cash used in investing activities	(153,039)	(49,629)	(169,138)
Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(12,391)	(193,434)	(436,419)
Proceeds from Variable Funding Notes	100,000	—	—
Proceeds from long-term debt	—	—	392,000

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014 (Restated)	December 31, 2013 (Restated)
Proceeds from sale of warrants	—	—	57,707
Proceeds from sale of trademarks and related notes receivables to consolidated joint ventures	21,162	24,915	17,347
Payment for purchase of convertible note hedge	—	—	(84,106)
Payment of long-term debt	(61,124)	(62,856)	(95,113)
Deferred financing costs	(496)	—	(3,838)
Acquisition of interest in Scion	(6,000)	—	—
Payment of note payable to Purim	(2,000)	—	(3,000)
Acquisition of interest in IPH Unltd	—	—	(45,000)
Additional payment to Purim	—	—	—
Distributions to non-controlling interests	(22,080)	(18,064)	(8,290)
Excess tax benefit from share-based payment arrangements	(2,006)	10,706	1,193
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(15,515)	(16,024)	(3,707)
Proceeds from exercise of stock options and warrants	321	10,088	353
Proceeds from Securitization	—	—	270,188
Restricted cash	10,015	(9,163)	(42,496)
Net cash provided by (used in) financing activities	9,886	(253,832)	16,819
Effect of exchange rate changes on cash	(5,156)	(7,298)	844
Net increase (decrease) in cash and cash equivalents	41,932	(150,750)	40,117
Cash and cash equivalents, beginning of period	128,039	278,789	238,672
Cash and cash equivalents, end of period	$169,971	$128,039	$278,789

	Year Ended	Year Ended	Year Ended
Supplemental disclosure of cash flow information:	December 31, 2015	December 31, 2014	December 31, 2013
Cash paid during the period:
Income taxes (net of refunds received)	$(11,724)	$3,508	$20,054
Interest	$48,102	$48,224	$40,410
Non-cash investing and financing activities:
Sale of trademarks for note receivable	$—	$51,246	$15,763
Shares repurchased on the open market included in payable	$—	$3,156	$—
Issuance of shares in connection with purchase of Iconix China	$15,703	$—	$—
Note payable in connection with purchase of Umbro China and Lee Cooper China trademarks	$8,400	$—	$—
Shares repurchased on vesting of restricted stock included in accrued expenses	$—	$—	$—

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

One customer accounted for 14% of the Company’s total revenue for the year ended December 31, 2015 (“FY 2015”), 14% of the Company’s total revenue for the year ended December 31, 2014 (“FY 2014”), and 14% of the Company’s total revenue for the year ended December 31, 2013 (“FY 2013”).

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

One customer accounted for approximately 10% of the Company’s accounts receivable, (which includes long-term accounts receivables included in other assets on the Company’s consolidated balance sheets) as of December 31, 2015 and two customers accounted for 14% and 11% of the Company’s accounts receivable (which includes long-term accounts receivable included in other assets on the Company’s consolidated balance sheets), respectively, as of December 31, 2014.

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

Other correction of errors

  Soon after filing the Company’s 2015 Form 10-K, the Company noted certain errors in the Form 10-K.  The Supplemental Disclosure of Cash Flow Information for FY 2015 incorrectly noted that interest expense paid in cash was $11.7 million, instead of the correct amount of $48.1 million.  Also, in Note 1 to the financial statements, the Company should have reported that in 2015, it had 1 major customer which represented 14% of total revenues (instead of 10%, as previously reported) and in 2014 had a second customer that represented 11% of accounts receivable (instead of 16%, as previously reported).  The financial statements presented herein correct these amounts.

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