Form 10-K/A
period 2015-12-31
ICONIX BRAND GROUP, INC.
filed 2016-04-29
CIK 857737

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2015 was approximately $1,204.6 million. As of April 21, 2016, 48,727,378 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Iconix Brand Group, Inc. for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016 (the “Original Filing”), as amended. We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2015 and the cover page of the Amendment reflects this fact. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, as amended, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing, as amended, other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company”, “Iconix”, “we”, “us”, “our”, or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

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

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position(s)
John Haugh	53	Director, President and Chief Executive Officer
David Jones	46	Executive Vice President and Chief Financial Officer
David Blumberg	57	Executive Vice President and Chief Strategy Officer
Jason Schaefer	41	Executive Vice President and General Counsel
F. Peter Cuneo	72	Executive Chairman
Drew Cohen[1,2]	47	Director
Barry Emanuel[1,3]	74	Director
Mark Friedman[1,3]	52	Director
James A. Marcum[1,2]	56	Director
Sue Gove[2,3]	57	Director

(1)	Member of Governance/Nominating Committee.
(2)	Member of Audit Committee.
(3)	Member of Compensation Committee.

John Haugh has served as a Director and as our President since February 23, 2016. He has also served as our Chief Executive Officer since April 1, 2016. Prior to joining our Company, from July 2011 to February 2016, Mr. Haugh worked for Luxottica Retail North America, a division of Luxottica Group SpA, the leading optical and sunglass wholesaler and retailer in the world, most recently in the role of President of Sun, Luxury and Retail Services. From March 2009 through July 2011, Mr. Haugh was the President and Chief Merchandising Officer for Build-A-Bear Workshop, Inc. Earlier in his career, Mr. Haugh held general management, marketing, sales and operational roles with several companies including Mars, Inc., Payless ShoeSource, Inc., Universal Studios, Inc., Carlson Companies, Inc. and General Mills, Inc. Since 2007, Mr. Haugh has served on the Board of Directors of Aeropostale, Inc. and is currently the chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee of Aeropostale’s Board. Mr. Haugh also serves on the Board of Trustees for the International Council of Shopping Centers. Mr Haugh obtained a Bachelor of Arts degree from the University of Wisconsin-Madison in 1985 and an MBA from the International Institute of Management Development (IMD) in Lausanne, Switzerland in 1991. The Board of Directors believes that Mr. Haugh’s broad executive background, brand building and brand management expertise and experience in corporate strategy, as well as his experience as a director of a public company, make him well qualified to serve on our Board of Directors.

David Jones has served as our Executive Vice President and Chief Financial Officer since July 2015. Prior to joining our Company, Mr. Jones served as Executive Vice President and Chief Financial Officer of Penske Automotive Group, Inc. from May 2011 to June 2015. Previously, Mr. Jones served in various capacities for Penske Automotive Group, Inc., including as Vice President—Financial Compliance and Controls from April 2006 to May 2011 and Director of Financial Reporting from 2003 to April 2006. Prior to joining Penske, Mr. Jones was a Senior Manager at Andersen LLP, an accounting and financial advisory services firm, which he joined in 1991. Mr. Jones received a Bachelor of Arts degree in Accounting from Seton Hall University in 1991.

David Blumberg has served as our Executive Vice President and Chief Strategy Officer since March 2016. Previously, he served as our Head of Strategic Development since February 2009 and as our Executive Vice President—Head of Strategic Development since August 2009. From March 2015 until July 2015, Mr. Blumberg served as our Interim Chief Financial Officer. From November 2006 through January 2009, Mr. Blumberg served our company as a full-time consultant, overseeing our merger and acquisition activities. Prior to joining our company as a consultant, from 2005 through October 2006, Mr. Blumberg worked as a consultant to LF Management Ltd., an affiliate of Li & Fung Limited/ LF USA. Prior to joining Li & Fung, from January 1997 to November 1999, Mr. Blumberg was president and managing director—investment banking of Wit Capital, Inc., an online investment bank. From 1981 to 1993, Mr. Blumberg was a managing director and senior vice president of Merrill Lynch Interfunding Inc. and Merrill Lynch Capital Markets—Investment Bank, respectively. Mr. Blumberg received a Bachelor of Science, cum laude in economics from Colgate University in 1981 and a Masters degree in business administration in corporate finance from New York University in 1987.

Jason Schaefer has served as our Executive Vice President and General Counsel since joining our company in September 2013. From May 2008 until September 2013, Mr. Schaefer served as General Counsel of Pegasus Capital Advisors, L.P., a private equity fund. From March 2006 to May 2008, he advised on merger and acquisition transactions in both the private and public space at Akin Gump Strauss Hauer and Feld LLP. Prior to that time, Mr. Schaefer was an associate in the corporate group of Paul Weiss Rifkind Wharton and Garrison LLP, an international law firm. Mr. Schaefer received his Juris Doctor, cum laude, from Brooklyn Law School in 2001 and a Bachelor of Arts degree in political science from the University at Buffalo in 1996.

F. Peter Cuneo has served as our Executive Chairman since April 2016. Prior to that, he served as our Chairman of the Board and Interim Chief Executive Officer from August 2015 until April 2016. Mr. Cuneo has served on our Board of Directors since October 2006. From June 2004 through December 2009 Mr. Cuneo served as the Vice Chairman of the Board of Directors of Marvel Entertainment, Inc. (“Marvel Entertainment”), a publicly traded entertainment company active in motion pictures, television, publishing, licensing and toys, and prior thereto, he served as the President and Chief Executive Officer of Marvel Entertainment from July 1999 to December 2002. Mr. Cuneo has also served as the Chairman of Cuneo & Co., L.L.C., a private investment firm, since July 1997 and previously served on the Board of Directors of WaterPik Technologies, Inc., a New York Stock Exchange company engaged in designing, manufacturing and marketing health care products, swimming pool products and water-heating systems, prior to its sale in 2006. From October 2004 to December 2005, he served on the Board of Directors of Majesco Entertainment Company, a provider of video game products primarily for the family oriented, mass market consumer. Mr. Cuneo received a Bachelor of Science degree from Alfred University in 1967 and currently serves as the Chairman of the Alfred University Board of Trustees. Mr. Cuneo received a Masters degree in business administration from Harvard Business School in 1973. The Board of Directors believes that Mr. Cuneo’s extensive business and financial background and significant experience as an executive of Marvel Entertainment, an owner and licensor of iconic intellectual property, contributes important expertise to our Board of Directors.

Drew Cohen has served as a member of our Board of Directors since April 2004 and from August 2015 until March 2016 served as our Lead Director. Since 2007 he has been the President of Music Theatre International, which represents the dramatic performing rights of classic properties, such as “West Side Story” and “Fiddler on the Roof,” and licenses over 50,000 performances a year around the world. Before joining Music Theatre International in September 2002, Mr. Cohen was, from July 2001, the Director of Investments for Big Wave NV, an investment management company, and, prior to that, General Manager for GlassNote Records, an independent record company. Mr. Cohen received a Bachelor of Science degree from Tufts University in 1990, his Juris Doctor degree from Fordham Law School in 1993, and a Masters degree in business administration from Harvard Business School in 2001. The Board of Directors believes that Mr. Cohen’s legal and business background, and experience as an executive in an industry heavily involved in the licensing business, make him well suited to serve on our Board of Directors.

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

Mark Friedman has served on our Board of Directors since October 2006. Mr. Friedman has been a Managing Partner at The Retail Tracker, an investment advisory and consulting firm since May 2006. From 1996 to 2006 Mr. Friedman was with Merrill Lynch, serving in various capacities including group head of its U.S. equity research retail team where he specialized in analyzing and evaluating specialty retailers in the apparel, accessory and home goods segments. Prior to joining Merrill Lynch, he specialized in similar areas for Lehman Brothers Inc. and Goldman, Sachs & Co. Mr. Friedman has been ranked on the Institutional Investor All-American Research Team as one of the top-rated sector analysts. He received a Bachelor of Business Administration degree from the University of Michigan in 1986 and a Masters degree in business administration from The Wharton School, University of Pennsylvania in 1990. The Board of Directors believes that Mr. Friedman’s extensive business background and investment banking experience adds key experience and viewpoints to our Board of Directors.

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

Election of directors

Our Board of Directors is currently comprised of seven directors. At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. Six of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2016, and Mr. Haugh, who joined our Board of Directors in February 2016, will stand for stockholder election for the first time at our annual meeting of stockholders to be held in 2016.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has appointed an Audit Committee each of whose members is, and is required to be, an “independent director” under the Listing Rules of NASDAQ. The members of our Audit Committee are Ms. Gove and Messrs. Cohen and Marcum, and Ms. Gove currently serves as its chairperson. In addition to being an “independent director” under the Listing Rules of NASDAQ, each member of the Audit Committee is an independent director under applicable SEC rules under the Securities Exchange Act of 1934. Our Board of Directors has also determined that Ms. Gove is our “audit committee financial expert,” as that term is defined under applicable SEC rules and NASDAQ Listing Rules, serving on the Audit Committee.

Our Audit Committee’s responsibilities include:

•	appointing, replacing, overseeing and compensating the work of a firm to serve as the independent registered public accounting firm to audit our financial statements;

•	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing with management and the independent registered public accounting firm our interim and year-end operating results, which includes matters required to be discussed under Rule 3200T of the Public Company Accounting Oversight Board (“PCAOB”);

•	considering the adequacy of our internal accounting controls and audit procedures;

•	approving all related party transactions entered into by the Company;

•	approving (or, as permitted, pre-approving) all audit and non-audit services to be performed by the independent registered public accounting firm; and

•	receiving and reviewing written disclosures on independence required by PCAOB Rule 3526.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% owners are required by certain SEC regulations to furnish us with copies of all Section 16(a) forms filed by them. Based solely on our review of the copies of such forms received by us, we believe that during 2015, there was compliance with the filing requirements applicable to our officers, directors and greater than 10% common stockholders, other than one report not filed within two business days on behalf of Mr. Blumberg relating to the surrender of 2,942 shares in payment of tax liability incident to the vesting of restricted stock on April 30, 2015.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our officers, directors and employees. Copies of our code of business conduct and ethics are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018. Our code of business conduct is also available on our website, www.iconixbrand.com.

Item 11. Executive Compensation

In 2015, our Board of Directors placed a priority on reviewing our governance and compensation policies. The goal of that review was to establish policies that provide appropriate compensation to attract and retain strong leadership, while ensuring the overall compensation program is aligned with both the Company’s performance and stockholders’ best interests. As a result of this review, in 2015 and to date in 2016, the Company has already made numerous governance and compensation changes that are directly responsive to feedback received from our investors. At our 2015 annual meeting, our stockholders voted in favor of the Company’s executive compensation program. The Company and the Compensation Committee continue to review our policies and programs and consider additional changes, where they are warranted.

Compensation Discussion and Analysis

Summary of Key Actions in Response to Stockholder Feedback

During 2014 and 2015, we spoke to or met with each of our largest stockholders, representing approximately 70% of our outstanding shares of common stock in the aggregate. Based on discussions with these stockholders to identify their concerns, in 2015 and to date in 2016, the Compensation Committee has made important changes to our governance and compensation practices as highlighted below, and, as further discussed throughout this Compensation Discussion and Analysis.

Investor Concern:	Compensation Committee Response:

Absence of Peer Group Benchmarking	We have established a compensation peer group against which we evaluated compensation levels in 2015 for purposes of setting 2016 total direct compensation opportunities for our named executive officers.

Long Term Incentive Design

In 2016 we implemented a new performance-based, long-term incentive program (the “2016 LTIP”) with clearly defined goals and targets for certain key employees, including our named executive officers as of March 31, 2016, which provides for equity grants based on the achievement of specified financial goals. Specifically, the 2016 LTIP provides for restricted share unit (RSU) awards, which vest in three equal installments annually over a three-year period, and long term performance share unit (PSU) awards, which, other than with respect to Mr. Haugh, cliff vest after three years based on adjusted operating income performance targets established by the Compensation Committee. The terms of Mr. Haugh’s PSUs are described below. The 2016 LTIP eliminates the “catch-up” feature previously used in our PSU awards, as well as our prior practice of making an annual payout of earned PSUs. Instead, the LTIP generally requires that the grantee remain subject to continued employment for the entirety of the performance period (thereby ensuring that the ultimate value of the PSU award remains “at risk” and subject to stock price performance for the duration of the performance period).

Beginning in 2016, the Compensation Committee has committed to eliminate the historical practice of determining annual cash bonuses on a solely discretionary basis.

Automatic Single-Trigger Vesting on a Change of Control	We have amended the Amended and Restated 2009 Equity Incentive Plan to require “double-trigger” change of control vesting on all equity awards granted after October 20, 2015. Accordingly, all 2016 LTIP awards are subject to double-trigger vesting.

Absence of Anti-Pledging Policy	We have adopted an anti-pledging policy under which directors and executive officers are prohibited from pledging shares.

We recognized that as of October 20, 2015 (the date of adoption of the anti-pledging policy), 300,668 shares were subject to outstanding pledges. However, no future pledges are permitted and the pledged shares are excluded for purposes of determining compliance with stock ownership requirements under the stock ownership policy described below.

Absence of Stock Ownership Policy	We adopted a rigorous stock ownership policy under which our current named executive officers and directors must own a minimum specified multiple of their base salary or annual cash retainer. For the CEO, the multiple is six (6) times base salary; for the other named executive officers, the multiple is three (3) times base salary; and for non-employee directors the multiple is five (5) times the annual cash retainer. Unvested equity awards and unexercised stock options do not count toward the definition of owned shares, nor do shares subject to outstanding pledges. Named executive officers and non-employee directors who are not in compliance with the stock ownership guidelines are subject to share retention requirements.

Introduction

The purpose of this Compensation Discussion and Analysis is to provide the information necessary for understanding the compensation philosophy, policies and decisions that are material to the compensation of our principal executive officer, our principal financial officer and our three other most highly compensated executive officers (we refer to these officers as our “named executive officers”) during 2015.

Certain named executive officers who served during 2015 are no longer employees of the Company, as further discussed throughout this Form 10-K/A, including below under “Governance Structure and Management Updates.” This Compensation Discussion and Analysis will place in context the information regarding our 2015 named executive officers contained in the tables and accompanying narratives that follow this discussion.

In 2015, our named executive officers were:

Current Employees

F. Peter Cuneo	Executive Chairman of the Board (Former Interim Chief Executive Officer and Director)

David Jones	Executive Vice President and Chief Financial Officer

David Blumberg	Executive Vice President and Chief Strategy Officer (Former Interim Chief Financial Officer)

Jason Schaefer	Executive Vice President, General Counsel and Secretary

Former Employees

Neil Cole	Former Chief Executive Officer, President and Chairman of the Board

Jeff Lupinacci	Former Executive Vice President and Chief Financial Officer

Seth Horowitz	Former Chief Operating Officer

Recent Board and Management Updates

Recent board and management updates include:

•	Chairman and Chief Executive Officer Transition

•	On August 5, 2015, Neil Cole resigned from his positions as the Company’s Chief Executive Officer, President, Chairman of our Board of Directors, and as a Director.

•	On August 6, 2015, our Board of Directors appointed F. Peter Cuneo, a current director, as the Company’s Interim Chief Executive Officer and Chairman of our Board. In connection with such appointment, Mr. Cuneo resigned from his roles as Chairperson of our Audit Committee and as a member of our Compensation Committee.

•	On February 18, 2016, our Board of Directors entered into an employment agreement with John Haugh, as the Company’s President effective February 23, 2016 and as President and Chief Executive Officer effective April 1, 2016. Mr. Haugh also was appointed to the Board of Directors effective February 23, 2016. See “Narrative Disclosure to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements – Current Employees” below for a description of John Haugh’s employment agreement.

•	Mr. Cuneo served as our Interim Chief Executive Officer through March 31, 2016. On April 1, 2016, Mr. Cuneo, who has been Chairman of the Board since August 2015, became Executive Chairman of the Board.

•	Chief Financial Officer Transition

•	In March 2015, Jeff Lupinacci, our former Executive Vice President and Chief Financial Officer, ceased to be an employee of the Company.

•	From March 2015 to July 2015, David Blumberg, who was then our Executive Vice President and Head of Strategic Development, assumed the additional role of Interim Chief Financial Officer.

•	On June 10, 2015, David Jones was appointed Executive Vice President and Chief Financial Officer, effective July 6, 2015

•	Chief Operating Officer

•	In April 2015, Seth Horowitz, the Company’s former Chief Operating Officer, ceased to be an employee of the Company. At that time, the Company determined not to seek a new Chief Operating Officer, and Mr. Horowitz’s responsibilities were assumed by our broader management team. The Company may reconsider the Chief Operating Officer role at a later date.

•	Appointment of Lead Director During Mr. Cuneo’s Interim CEO Role

•	On August 6, 2015, our Board of Directors appointed Drew Cohen, a current director and the Chairperson of our Governance/Nominating Committee, as the Company’s Lead Director, to serve until such time as Mr. Cuneo is no longer serving as the Interim Chief Executive Officer. As of April 1, 2016, Mr. Cohen is no longer serving in the Lead Director role.

•	Appointment of New Audit Committee Chairperson and Compensation Committee Member

•	On August 6, 2015, our Board of Directors appointed Sue Gove as the Chairperson of the Audit Committee and as a member of the Compensation Committee in light of Mr. Cuneo’s resignation from such roles (in connection with his appointment as Interim Chief Executive Officer). Ms. Gove remains in these roles.

•	Separation of CEO and Chairman Roles

•	Given that Mr. Haugh was externally recruited to serve as the Company’s President and CEO and Mr. Cuneo, having served as both an independent director and interim CEO, is intimately familiar with the Company’s operations, the Board believes that separation of the chairman and CEO roles is most appropriate at the present time. While there is no plan to reunite these roles at the present time, the Board will continue to evaluate our governance structure as circumstances evolve.

Updates Regarding Stockholder Outreach and the Company’s Approach to Address Stockholder Concerns

During 2014 and 2015, we spoke to or met with each of our largest stockholders, representing approximately 70% of our outstanding shares of common stock in the aggregate. In connection with our stockholder outreach, and in light of the results of our Say on Pay vote last year, where we received approximately 71% stockholder approval, we have continued a comprehensive review of our compensation and governance programs with Frederic W. Cook & Co., Inc. (“Cook & Co.”), our Compensation Committee’s independent, third-party compensation consultant.

Based on our discussions with stockholders, we have made several changes to our governance and compensation practices as described earlier and in detail below.

Recent Changes in Response to Stockholder Outreach

Adoption of Compensation Peer Group for 2016 Benchmarking Compensation (the “2016 Compensation Benchmarking Peer Group”)

Cook & Co. assisted the Compensation Committee in its identification of the 2016 Compensation Benchmarking Peer Group of public companies against which the Company benchmarked its 2016 executive compensation. The 2016 Compensation Benchmarking Peer Group is generally comprised of companies in our industry, reflects a portfolio of characteristics relevant to Iconix’ business operations and is similar from a size perspective. With regard to size comparability, as a result of Iconix’s unique business model in which a large portion of our profits are generated through licensing of our brands rather than direct retail sales, we evaluated peers primarily based on market capitalization, profitability and margin parameters rather than GAAP-based reported revenue. The Compensation Committee has approved the following 2016 Compensation Benchmarking Peer Group:

Cherokee Inc.	Perry Ellis Inc.
Choice Hotels	Sequential Brands Inc.
Deckers Outdoor Corporation	Sotheby’s
Fossil Inc.	Steve Madden
G-III Apparel Group Ltd.	Tumi Holdings Inc.
Kate Spade & Co.	Vera Bradley, Inc.
Meredith Corp.	Vince Holding
Movado Group, Inc.	Wolverine World Wide, Inc.
Oxford Industries, Inc.

The 2016 Compensation Benchmarking Peer Group will be used for benchmarking the 2016 total direct compensation opportunity of our executive officers. In addition, in 2016 we established a special one-time, performance-based incentive plan for certain key employees, including our named executive officers, as noted below under “Our Named Executive Officers Compensation for 2015.” The PSUs granted under this plan cliff vest in three years and are based on total shareholder return as measured against the 2016 Compensation Benchmarking Peer Group. A separate comparator group may be established in the future for assessing relative performance with respect to future PSUs and other performance-based awards.

Implementation of “Double Trigger” Change in Control Provisions

In 2015, we amended our Amended and Restated 2009 Equity Incentive Plan, referred to as the Plan, to provide for “double trigger” change in control provisions. These provisions provide that, upon a change in control (as defined in the Plan), in the event that a successor company assumes or substitutes awards under the Plan, unvested equity awards do not accelerate unless, within 24 months following such change in control, the Plan participant is terminated without cause or leaves for good reason. However, if a successor company in the change in control does not assume or substitute awards under the Plan, then all outstanding awards immediately vest. Double trigger provisions, as opposed to single trigger provisions, will apply to all future grants made under the Plan after October 20, 2015.

Adoption of Anti-Pledging Policy

In 2015, the Board of Directors adopted an anti-pledging policy that prohibits any additional pledges of Company securities by named executive officers or directors of the Company following the adoption of such policy.

Adoption of Stock Ownership Guidelines

In 2015, the Company adopted stock ownership guidelines based on best practices. Among other features, the new guidelines provide for our named executive officers and directors to own shares of the Company’s stock at the following levels:

Chief Executive Officer:	6X annual base salary
Other Named Executive Officers:	3X annual base salary
Directors:	5X annual cash retainer

Unvested equity awards, unexercised options and pledged shares do not count towards the definition of owned shares. Named executive officers and directors who are not in compliance will be subject to stock retention requirements.

Elimination of Discretionary Bonuses for Named Executive Officers in 2016 and 2015 Executive Incentive Plan

For 2016, the Compensation Committee committed to eliminate the historical practice of determining annual cash bonuses for executives on a solely discretionary basis, and to adopting a performance-based annual cash incentive program for 2016 and thereafter. Additionally, at its 2015 Annual Meeting, the Company received stockholder approval of the Company’s 2015 Executive Incentive Plan to provide for tax deductibility under Section 162(m) of the Internal Revenue Code for such awards.

Key Features of Our Executive Compensation Program

What we do

Pay for Performance. We have adopted the 2016 LTIP, which provides for grants that are tied to our long-term business goals. Because these PSUs are earned only at the end of the three-year performance period, they remain “at risk” (over the term) based on performance metrics.

Clawback Policy. We have adopted a clawback policy that applies if there is a restatement of our financial statements that is required, within the previous three years, to correct accounting errors due to material non-compliance with any financial reporting requirements under the federal securities laws. This applies to equity as well as cash payments that were paid based on performance metrics.

Anti-Pledging Policy. We have adopted a policy that prohibits directors and executive officers from pledging any additional shares of the Company’s common stock in the future.

Stock Ownership Guidelines. The Company has adopted stock ownership guidelines for its named executive officers and directors to provide for ownership maintenance of the Company’s equity.

Anti-Hedging Policy. We have a policy prohibiting directors and named executive officers from engaging in hedging transactions, which include puts, calls and other derivative securities, with respect to the Company’s equity securities.

“Double Trigger” Change in Control Provision. We have implemented amendments to our Amended and Restated Equity Incentive Plan to provide for “double trigger” change in control provisions.

Independence of our Compensation Committee and Advisor. The Compensation Committee, which is comprised solely of independent directors, utilizes the services of Cook & Co., as an independent compensation consultant. Cook & Co. reports to the Compensation Committee, does not perform any other services for the Company, and has no economic or other ties to the Company or the management team that could compromise its independence or objectivity.

What we don’t do

No gross-ups. We do not have any provisions requiring the Company to gross-up salary or bonus compensation to cover taxes owed by our executives.

No Excess Perquisites and Limited Retirement and Health Benefits. We have a 401k program and have never had a defined benefit plan. We do not maintain any supplemental executive retirement plans or other pension benefits.

No option repricing or exchanges without stockholder approval; No “liberal” share recycling. We have not engaged in the activities below and they are prohibited by our amended and restated Equity Incentive Plan:

•	Repricing options; and

•	Buying out underwater options for cash.

Pursuant to the terms of our amended and restated Equity Incentive Plan, we have not permitted shares not actually issued (due to net issuance of shares upon exercise of options or vesting of stock grants and performance awards) to be returned to the available pool and regranted.

No dividends or dividend equivalents on unvested awards. We do not pay dividends or dividend equivalents on unvested shares of restricted stock or unearned PSU awards.

No “catch-up” feature on 2016 PSU awards. We have eliminated the “catch up” feature on PSU awards under the 2016 LTIP and the special one-time, performance-based incentive plan.

Objectives of our Executive Compensation Program

The Company’s goals for its executive compensation program are to:

•	Attract, motivate and retain a talented, entrepreneurial and creative team of executives who will provide leadership for the Company’s success in dynamic and competitive markets.

•	Align pay with performance as well as with the long-term interests of stockholders by linking payouts to pre-determined performance measures that promote long-term stockholder value.

•	Promote stability in the executive team and establish continuity of the service of named executive officers, so that they will contribute to, and be a part of, the Company’s long-term success.

Mr. Haugh’s Employment as President and Chief Executive Officer, Appointment as Director and Employment Agreement

On February 18, 2016, we entered into an employment agreement with Mr. Haugh that provides for his employment as our President, as of February 23, 2016, and as our President and Chief Executive Officer, as of April 1, 2016. Mr. Haugh was also appointed a Director of our Company on February 23, 2016, but does not receive any additional remuneration for this role. The terms of Mr. Haugh’s employment agreement are described below under “Narrative Disclosure to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements – Current Employees”.

In negotiating Mr. Haugh’s agreement, the Compensation Committee believed that Mr. Haugh’s extensive experience in executive positions at several leading consumer products companies, history of business leadership and experience as a director on a public company board made him well-qualified for the position, and determined that his compensation package was commensurate with his experience. In addition, the Compensation Committee sought input and advice from Cook & Co. on benchmarking of Mr. Haugh’s compensation package against other chief executive officers at companies in our 2016 Compensation Benchmarking Peer Group. The Compensation Committee believes that Mr. Haugh’s compensation package provides him with appropriate remuneration as well as long-term incentives that align his interests with those of our stockholders.

Mr. Cuneo’s Appointment as Interim Chief Executive Officer in 2015 and related Employment Agreement, Appointment as Executive Chairman in 2016 and related Employment Agreement

On September 8, 2015, we entered into an employment agreement with Mr. Cuneo that provided for his employment as our Interim Chief Executive Officer, as of August 6, 2015. Mr. Cuneo’s employment agreement was terminated upon our appointment of John Haugh as Chief Executive Officer, and no severance was paid in connection with such termination.

At the time of Mr. Cuneo’s appointment, the Compensation Committee believed that Mr. Cuneo was uniquely situated to serve as our Interim Chief Executive Officer as a result of his previous executive experience and his tenure on the Company’s Board. Additionally, the Board and the Compensation Committee believed that they needed to respond quickly in filling the role of Interim Chief Executive Officer, and Mr. Cuneo was willing to devote his full time to the Company and step into the role immediately on a full time basis, in spite of his other business ventures and responsibilities. Based on these factors, the Compensation Committee believed that Mr. Cuneo’s compensation package was appropriate and provided adequate incentive for Mr. Cuneo to fulfill the obligations set forth by the Board.

On April 28, 2016, we entered into an employment agreement with Mr. Cuneo that provides for his employment as our Executive Chairman, as of April 1, 2016. The material terms of Mr. Cuneo’s proposed and former employment agreements are described below under “Narrative Disclosure to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements – Current Employees”.

Roles of Management and the Compensation Committee in Compensation Decisions

Compensation of our executive officers, including the named executive officers, has been determined by the Board of Directors pursuant to recommendations made by the former Chief Executive Officer, the former Interim Chief Executive Officer and the Compensation Committee. The Compensation Committee is responsible for, among other things, reviewing and making recommendations as to the compensation of our executive officers; administering our equity incentive and stock option plans; reviewing and making recommendations to the Board of Directors with respect to incentive compensation and equity incentive and stock option plans; evaluating our Chief Executive Officer’s performance in light of corporate objectives; and setting our Chief Executive Officer’s compensation based on the achievement of corporate objectives. Because it is a unique role, the Compensation Committee determined Mr. Cuneo’s compensation as Interim Chief Executive Officer based on alternative criteria than that which was utilized in determining Mr. Haugh’s compensation.

The Compensation Committee has given great consideration to the relative merits of cash and equity as a device for retaining and motivating the named executive officers. In determining the size and type of equity-based awards to each named executive officer, the Compensation Committee considers an individual’s performance, an individual’s pay relative to others, contractual commitments pursuant to employment or other agreements, the value of already-outstanding grants of equity and alignment of the executive’s interests with those of our stockholders. Upon recommendations from our former Chief Executive Officer, the Compensation Committee approved equity-based awards to named executive officers (other than our former Chief Executive Officer). With respect to our former Chief Executive Officer, the Compensation Committee had discussions with him, and utilized J. F. Reda and Associates as its third party, independent compensation consultant to assist in determining an appropriate compensation package.

Effective October 2015, the Compensation Committee retained Cook & Co. as its external, independent compensation consultant for advice and assistance on executive compensation matters. The Compensation Committee has assessed the independence of Cook & Co. pursuant to the NASDAQ listing standards and SEC rules and is not aware of any conflict of interest that would prevent Cook & Co. from providing independent advice to the Committee concerning executive compensation matters.

Elements of Compensation

To accomplish our compensation objectives, our compensation program for 2015 principally consisted of performance-based equity awards in the form of PSU awards, long-term equity awards in the form of RSU awards, base salaries and annual cash bonuses and stock awards. These elements were designed to provide a competitive mix of compensation that balanced retention and performance in a simple and straightforward manner. The compensation program was designed to ensure that the named executive officers’ compensation was tied to the Company’s long-term and short-term performance. The Company does provide certain limited perquisites to its named executive officers. The Company has no supplemental retirement plan.

Base salary. Base salary represents amounts paid during the fiscal year to named executive officers as direct, guaranteed compensation under their employment agreements for their services to us. Base salaries are used to compensate each named executive officer for day-to-day operations during the year, and to encourage them to perform at their highest levels. We also use our base salary as an incentive to attract top quality executives and other management employees. Moreover, base salary and increases to base salary are intended to recognize the overall experience, position within our company and expected contributions of each named executive officer to us. None of our employment agreements for current executive officers provide automatic salary increases.

Annual Cash bonuses. Beginning in 2016, the Compensation Committee has committed to eliminate the historical practice of determining annual cash bonuses on a solely discretionary basis. We award bonuses to promote the achievement of our short-term, targeted business objectives by providing competitive incentive reward opportunities to our executive officers who can significantly impact our performance towards those objectives. Further, a competitive bonus program enhances our ability to attract, develop and motivate individuals as members of a talented management team.

Equity-based compensation. In 2015, there were three types of equity based grants made to the named executive officers—initial grants when a named executive officer is hired, performance-based grants and retention grants, which are typically made in connection with new employment agreements or renewals of expiring agreements. An initial grant when an executive officer is hired or otherwise becomes a named executive officer serves to help us to recruit new executives and to reward existing officers upon promotion to higher levels of management. Because these initial grants are structured as an incentive for employment, the amounts of these grants may vary from executive to executive depending on the particular circumstances of the named executive officer and are usually recommended by the Chief Executive Officer and approved by the Compensation Committee. Retention grants made in connection with renewals of employment agreements are designed to compensate our named executive officers for their expected ongoing contributions to our long-term performance. Generally, restricted stock awards granted to named executive officers as either initial or annual performance grants vest in equal installments over the term of the agreement, or a period determined by the Compensation Committee, typically beginning on the first anniversary of the date of grant. Beginning in 2016, equity awards are made pursuant to the Company’s 2016 LTIP, which provides for long term incentive based grants as more fully described above.

Perquisites and other personal benefits. During 2015, our named executive officers received a limited amount of perquisites and other personal benefits that we paid on their behalf. These consisted of payments of life insurance premiums and car allowances, totaling $107,691, in the aggregate for all of our named executive officers.

Post-termination compensation. We have entered into employment agreements with each of our named executive officers. Each of these agreements provides for certain payments and other benefits if the executive’s employment terminated under certain circumstances, including, in the event of a “change in control”. As noted above, we amended our Plan to implement “double trigger” change in control provisions with respect to future grants. These provisions provide that, upon a change in control, as defined in the Plan, in the event that a successor company assumes or substitutes awards under the Plan, unvested equity awards do not accelerate unless, within 24 months following such change in control, the Plan participant is terminated without cause or leaves for good reason. However, if a successor company in the change in control does not assume or substitute awards under the Plan, then all outstanding awards would immediately vest. See “Executive Compensation—Narrative to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements” and “Executive Compensation—Potential Payments Upon Termination or Change in Control” for a description of the severance and change in control benefits.

Our Named Executive Officers’ Compensation for 2015

Base Salaries

Historically, the base salaries of our named executive officers were determined based on the Compensation Committee’s assessment of competitive base salary levels and consistent with the relevant executive’s position, skill set, experience and length of service with the Company. Base salaries are set forth in the named executive officer’s employment agreement. Base salaries are reviewed periodically by the Compensation Committee in light of market practices and changes in responsibilities, and as noted for Mr. Cuneo, the unique nature of his role as Interim Chief Executive Officer.

Annual Performance-Based Cash Bonus Compensation

For 2015, no annual performance-based cash bonus compensation was paid.

Equity-based Compensation

Equity-based compensation is typically awarded in the form of PSUs, RSUs, and shares of restricted stock.

Historical PSUs Outstanding as of December 31, 2015

As of December 31, 2015, the following tranches of PSUs issued prior to 2016 were outstanding: 2011 PSUs, 2013 PSUs, 2014 PSUs and 2015 PSUs. The 2011 PSUs outstanding relate solely to Mr. Cole and are discussed below. Each tranche of such historical PSUs has absolute performance metrics for EBITDA Growth, EPS Growth and Free Cash Flow, in differing percentages and different base years as described below. In addition, with respect to EBITDA Growth and EPS Growth, vesting may occur based on the Company’s relative achievement of such growth as compared to the historical PSU Performance Comparator Group as described below. This historical PSU Performance Comparator Group is reviewed and adjusted annually by the Compensation Committee, prior to the start of the applicable performance period.

Absolute Metrics—General

The metric requirements for each vesting period were set at the date of grant and each year a certain portion of PSUs are available to vest, based on the Company’s achievement of such metrics. The EBITDA and EPS requirements for each year were set based on the EBITDA and EPS reported by the Company with compounded annual growth from the year in which the PSUs were granted, with a target rate of 10% compounded annual growth and threshold rate of 5% compounded annual growth. The Free Cash Flow metric was set at $125 million for each tranche of such historical PSUs. During our stockholder outreach, we learned that some of our stockholders believed that the performance metrics of our historical PSUs were not difficult to achieve. We have noted below where certain performance metrics were not met and such corresponding PSUs did not vest. For all named executive officers other than Mr. Blumberg, PSUs granted prior to 2016 vest 33 1/3% based on EBITDA Growth, 33 1/3% based on EPS Growth and 33 1/3% based on Free Cash Flow. With respect to unearned 2013 PSUs and 2014 PSUs related to EBITDA Growth and EPS Growth, each are eligible for a “catch up”, as described below. For a discussion of Mr. Blumberg’s historical PSUs, which included a component for acquisitions, please see “Mr. Blumberg’s Performance Based Restricted Stock Awards” for a description of the applicable PSU metrics. With respect to PSUs granted in 2016, as described below, among other changes to the terms of future PSU awards, the Company eliminated the “catch up” feature and intends to eliminate such feature in all future grants.

Relative Metrics—General

If the Absolute EBITDA Growth or Absolute EPS Growth metrics applicable to historical PSUs are not fully met, additional vesting may be achieved if the Compensation Committee determines that the relative metrics would yield such vesting. The Relative EBITDA Growth and Relative EPS Growth performance metrics are determined by reference to what percentile the Actual EBITDA Growth and Actual EPS Growth achieved by the Company during the performance period places the Company as compared to the 2014 Performance Comparator Group, as updated, determined by the Compensation Committee prior to the beginning of the relevant performance period. The following vesting will occur based on relative metrics if higher than what would vest based on absolute metrics: If the Company places in the 50th percentile for a metric, 50% of the target PSUs eligible for vesting based on such metric will vest; if the Company places in the 90th percentile or higher for a metric, up to 100% of the PSUs eligible for vesting based on such metric will vest; and if the Company places below the 50th percentile for a metric, none of the PSUs eligible for vesting based on such metric will vest. However, if there is no positive EBITDA Growth or EPS Growth on an actual basis during the period, no more than 50% vesting for the relevant metric will occur.

The 2014 PSU Performance Comparator Group utilized for relative metric vesting is based on companies in GICS codes 25203010 (Apparel, Accessories and Luxury Goods) and 25203020 (Footwear) with comparable revenue and earnings levels (comprised of annual revenue between $100 million and $5 billion and EBITDA and EPS greater than zero in the most recent fiscal year).

For periods prior to 2015, the Compensation Committee had engaged James F. Reda Associates, an independent consultant, to regularly review the peer group, and recommend changes as necessary, to ensure there is a consistent calculation of measures of performance. Below is the relative historical PSU Performance Comparator Group that was used to determine Relative EBITDA Growth and Relative EPS Growth performance metrics under each tranche of our PSUs granted prior to 2016:

Carter’s Inc.	Gildan Activewear Inc.	Rocky Brands, Inc.
Cherokee Inc.	Hanesbrands Inc.	Skechers U.S.A., Inc.
Columbia Sportswear Company	Kate Spade & Co.	Superior Uniform Group Inc.
Crocs, Inc.	lululemon athletic inc.	Tumi Holdings Inc.
Deckers Outdoor Corporation	Madden Steven Ltd.	Under Armour Inc.
Delta Apparel, Inc.	Movado Group Inc.	Vera Bradley, Inc.
Fossil, Inc.	Oxford Industries, Inc.	VF Corp.
G-III Apparel Group Ltd.	PVH Corp.	Wolverine World Wide, Inc.

Excluded from this group for the computation of the relative performance calculations were certain companies that did not meet the criteria for each of the specific performance metrics or that no longer filed public information.

The PSUs granted prior to 2016 contain a catch-up feature for the EBITDA Growth and EPS Growth metrics. The catch-up feature provides that if, in any year, Absolute Growth within either the EBITDA Growth or EPS Growth metric does not result in vesting, because (i) the Absolute Growth required for maximum vesting was not achieved, or (ii) vesting was achieved based on Relative Growth, then, in later years, Absolute Growth will be measured cumulatively to include the Absolute Growth that did not result in vesting, in order to allow vesting of the earlier year’s unvested PSUs (i.e. those that did not vest based on Absolute Growth or Relative Growth) and then, if available, to those of a later year. If, in any year, Absolute Growth within a category exceeds the percentage required for maximum vesting in such category, the excess growth shall be carried back into earlier years (to allow vesting to the extent not previously achieved by virtue of Absolute Growth or Relative Growth) or forward into later years (so that cumulative Absolute Growth in the later year is measured from the point required to achieve maximum vesting in the earlier year).

Discussion of Historical PSUs

2013 PSUs

We granted 2013 PSUs to Mr. Schaefer that vest as described in the section below entitled “Mr. Schaefer’s Performance Based Restricted Stock Award”. Mr. Blumberg received 2013 PSUs that vest as described in the section below entitled “Mr. Blumberg’s Performance Based Restricted Stock Awards”. Mr. Cuneo assumed the role of Interim Chief Executive Officer in August 2015 and Mr. Jones joined the Company in July 2015, therefore neither of them received any grants of 2013 PSUs. Mr. Horowitz received 2013 PSUs that were available to vest as described in the section below entitled “Mr. Horowitz’s Performance Based Restricted Stock Awards”. As Mr. Horowitz ceased to be an executive officer of the Company in April 2015, he forfeited 17,400 unvested 2013 PSUs. Neither of Messrs. Cole or Lupinacci received any grants of 2013 PSUs. The Absolute Growth metrics for the 2013 PSUs are $125 million Free Cash Flow, and, with respect to EBITDA and EPS, the Absolute Growth metrics for the year ended December 31, 2015 are set forth below.

2013 PSU Absolute Metrics

Performance Metric	Requirement
Target Absolute EBITDA Growth	EBITDA of $290.9 million
Threshold Absolute EBITDA Growth	EBITDA of $253.1 million
Target Absolute EPS Growth	EPS of $2.04
Threshold Absolute EPS Growth	EPS of $1.77

The relative metrics applicable to the 2013 PSUs were calculated in the manner described above under “Relative Metrics”. For 2015, none of the 2013 PSUs vested with respect to either the Absolute or Relative EBITDA metrics, or the Absolute or Relative EPS metrics.

2014 PSUs

Mr. Horowitz received 2014 PSUs that were available to vest as described in the section below entitled “Mr. Horowitz’s Performance Based Restricted Stock Awards”. As Mr. Horowitz ceased to be an executive officer of the Company in April 2015, he forfeited 61,182 unvested 2014 PSUs. Mr. Lupinacci received 2014 PSUs that were available to vest as described in the section below entitled “Mr. Lupinacci’s Performance Based Restricted Stock Awards”. As Mr. Lupinacci ceased to be an executive officer of the Company in March 2015, he forfeited 39,407 unvested 2014 PSUs. None of Messrs. Cole, Blumberg or Schaefer received any grants of 2014 PSUs. Mr. Cuneo assumed the role of Interim Chief Executive Officer in August 2015 and Mr. Jones joined the Company in July 2015, therefore neither of them received any grants of 2014 PSUs.

2015 PSUs

Mr. Jones received 2015 PSUs that are available to vest as described in the section below entitled “Mr. Jones’s Performance Based Restricted Stock Awards”. None of Messrs. Cuneo, Blumberg, Schaefer or the Company’s former named executive officers received any grants of 2015 PSUs. The Absolute Growth metrics for the 2015 PSUs are $125 million Free Cash Flow, and, with respect to EBITDA and EPS, the Absolute Growth metrics for the year ended December 31, 2015 are set forth below.

2015 PSU Absolute Metrics

Performance Metric	Requirement
Target Absolute EBITDA Growth	EBITDA of $ 232.1 million
Threshold Absolute EBITDA Growth	EBITDA of $ 221.6 million
Target Absolute EPS Growth	EPS of $ 1.63
Threshold Absolute EPS Growth	EPS of $ 1.56

The relative metrics applicable to the 2015 PSUs were calculated in the manner described above under “Relative Metrics”. None of the 2015 PSUs vested with respect to either the Absolute or Relative EBITDA metrics, or the Absolute or Relative EPS metrics.

Mr. Cuneo’s Performance Based Restricted Stock Awards

Mr. Cuneo has not received any PSU awards.

Mr. Jones’s Performance Based Restricted Stock Awards

Under the terms of his employment agreement, Mr. Jones was awarded 34,217 historical PSUs that are subject to performance vesting as described above under 2015 PSUs. Mr. Jones’s 2015 PSUs vested as to 6,842 2015 PSUs on December 31, 2015 and as to 13,687 2015 PSUs on each of December 31, 2016 and 2017, subject to the following performance criteria: 33 1/3% of the 2015 PSUs vest based on the achievement of EBITDA Growth; 33 1/3% of the 2015 PSUs vest based on the achievement of EPS Growth; and 33 1/3% of the 2015 PSUs vest based on the achievement of Free Cash Flow. The goals for EBITDA Growth, EPS Growth and Free Cash Flow are set forth above under “2015 PSUs”. In 2015, up to 6,842 2015 PSUs were available to vest and 2,281 2015 PSUs vested based on achievement of the Free Cash Flow performance metric set forth above.

Mr. Blumberg’s Performance Based Restricted Stock Awards

As Mr. Blumberg is our Executive Vice President, Chief Strategy Officer, certain of Mr. Blumberg’s PSUs awards have different performance metrics from those of the other named executive officers.

In February 2013, Mr. Blumberg’s contract was amended, herein referred to as the 2013 amendment. Under the 2013 amendment, Mr. Blumberg was awarded 200,000 2013 PSUs that are subject to performance vesting described above under 2013 PSUs. Of the 2013 PSUs, two thirds were available to vest in three equal installments beginning on December 31, 2013, subject to the following performance criteria: 22.22% of the 2013 PSUs vest based on the achievement of EBITDA Growth; 22.22% of the 2013 PSUs vest based on the achievement of EPS Growth; and 22.22% of the 2013 PSUs vest based on the achievement of Free Cash Flow. The goals for EBITDA Growth, EPS Growth and Free Cash Flow are set forth above under “2013 PSUs”. The remaining one third of Mr. Blumberg’s 2013 PSUs were available to vest upon the closing of Acquisitions (for this purpose, the acquisition must have had a value (as defined in the 2013 amendment) of $5 million) during the extension term, which was the period from February 2, 2013 through January 31, 2016, unless earlier terminated. During the extension term, approximately 5.56% of the 2013 PSUs could vest upon the closing of an Acquisition, in respect of up to two Acquisitions per year (resulting in aggregate vesting of 11.11% of the 2013 PSUs in such year), subject to the ability for a credit to be applied in future years for Acquisitions in excess of two completed in any year and the ability to make up a deficit of less than two Acquisitions in prior years. If the Company closed Acquisitions with an aggregate value of $200 million or more between February 1, 2013 and January 31, 2016 (the term of the 2013 amendment), all of the Acquisition-based 2013 PSUs would be deemed to have vested on January 31, 2016, subject to Mr. Blumberg’s continued employment. In 2015, up to 77,778 of Mr. Blumberg’s 2013 PSUs were available to vest and 9,875 of the 2013 PSUs vested based on achievement of the Free Cash Flow performance metric listed above, other than the portion related to Acquisitions. In 2015, 37,040 of Mr. Blumberg’s 2013 PSUs vested based on our consummation of the Strawberry Shortcake and Pony Acquisitions.

The 2013 amendment expired on January 31, 2016 and the Company entered into a new employment agreement with Mr. Blumberg dated February 24, 2016, herein referred to as the 2016 employment agreement. The 2016 employment agreement provides for Mr. Blumberg to be eligible to participate in the Company’s long term incentive plan, but no longer provides him the right to receive PSUs based on Acquisitions.

Mr. Schaefer’s Performance Based Restricted Stock Award

Under the terms of his employment agreement, Mr. Schaefer was awarded 41,640 2013 PSUs that are subject to performance vesting as described above under 2013 PSUs. Mr. Schaefer’s 2013 PSUs vest as to 5,949 2013 PSUs on December 31, 2013 and as to 11,897 2013 PSUs on each of December 31, 2014, 2015 and 2016, subject to the following performance criteria: 33 1/3% of the 2013 PSUs vest based on the achievement of EBITDA Growth; 33 1/3% of the 2013 PSUs vest based on the achievement of EPS Growth; and 33 1/3% of the 2013 PSUs vest based on the achievement of Free Cash Flow. The goals for EBITDA Growth, EPS Growth and Free Cash Flow are set forth above under “2013 PSUs”. In 2015, up to 11,897 of Mr. Schaefer’s 2013 PSUs were available to vest and 3,966 of such 2013 PSUs vested based on the achievement of the Free Cash Flow performance metric set forth above.

Mr. Horowitz’s Performance Based Restricted Stock Award

Under the terms of the 2014 amendment to his employment agreement, Mr. Horowitz was awarded 69,279 2014 PSUs that were subject to performance vesting as described above under “2014 PSUs”. Mr. Horowitz ceased to be an employee of the Company in April 2015 and forfeited all remaining unvested 2014 PSUs and unvested 2013 PSUs.

Mr. Lupinacci’s Performance Based Restricted Stock Award

Under the terms of his employment agreement, Mr. Lupinacci was awarded 47,322 2014 PSUs that were subject to performance vesting as described above under “2014 PSUs”. Mr. Lupinacci ceased to be an employee of the Company in March 2015 and forfeited all remaining unvested 2014 PSUs.

2016 LTIP

In 2016, the Company granted performance-based equity awards and long-term equity awards to named executive officers and other key employees, which include PSUs that vest based on the Company’s achievement of adjusted operating income targets for the performance period (January 1, 2016 through December 31, 2018). The specific performance-based equity awards made to named executive officers under the 2016 LTIP are as follows: on February 23, 2016, Mr. Haugh was granted 196,850 PSUs and on March 31, 2016, Mr. Jones was granted 67,083 PSUs, Mr. Blumberg was granted 64,919 PSUs and Mr. Schaefer was granted 54,099 PSUs. Other than for Mr. Haugh, under the 2016 LTIP earned PSUs will vest on the third anniversary of the grant date assuming continued employment through such date (other than for instances of retirement, involuntary termination not for cause, and voluntary termination with good reason, death and disability, in which case payouts will be made at the end of the three-year performance period based on actual performance and pro-rated to reflect actual years completed, and based on performance as certified by the Committee). Mr. Haugh’s 2016 PSUs are governed by the terms of his employment agreement pursuant to which: one-third of Mr. Haugh’s PSUs will be converted into time-based awards on each of December 31, 2016, 2017 and 2018, based on actual performance as of the date of termination as certified by the Compensation Committee, and such time based awards will vest on December 31, 2018, subject to Mr. Haugh’s employment until such date (other than if, prior to December 31, 2018, Mr. Haugh is terminated by us without cause or for him for good reason, in which case any time-based awards to which PSUs shall have converted will vest and be settled on December 31, 2018, subject to Mr. Haugh’s compliance with the applicable terms of his employment agreement).

The specific long-term equity awards made to named executive officers under the 2016 LTIP are as follows: On March 31, 2016, Mr. Jones was granted 33,041 RSUs, Mr. Blumberg was granted 31,975 RSUs and Mr. Schaefer was granted 26,646 RSUs. These RSUs vest one third annually on each of March 31, 2017, 2018 and 2019. In accordance with the terms of his employment agreement, On March 31, 2016, Mr. Haugh received 62,112 RSUs which vest one third annually on each of February 22, 2017, 2018 and 2019.

2016 Retention Plan

As previously announced in Form 8-K filed with the SEC on January 13, 2016, in 2016 the Company established a special one-time, performance-based incentive plan consisting of cash and equity awards for employees, including all named executive officers other than Mr. Cuneo. Under this plan, Messrs. Jones, Blumberg and Schaefer received cash retention awards of $350,000 ($150,000 of which was previously paid); $200,000 and $200,000, respectively. The cash retention awards will be paid in four equal installments following each quarter of 2016 only if the named executive officer is employed by the Company on the date the payment is due. Additionally, if there is a change of control of the Company, and the named executive officer’s employment is thereafter terminated without cause, then all remaining payments under such cash retention award shall be accelerated and shall be immediately due and payable. The first quarterly installment payments of such cash retention awards were made just after March 31, 2016.

Under the retention plan our named executive officers received the following equity grants, Mr. Jones received 155,000 PSUs, Mr. Blumberg received 155,000 PSUs, and Mr. Schafer received 120,000 PSUs. These PSUs issued under such plan cliff vest in three years and are based on total shareholder return (“TSR”) as measured against the 2016 Compensation Benchmarking Peer Group listed above. The vesting schedule is as follows:

TSR of less than 35%	0% vesting

TSR between 35% and 50%	25%-50% vesting (linear interpolation)

TSR between 50% and 75%	50%-100% vesting (linear interpolation)

TSR at 75% or above	100% vesting

There will be interpolation on a straight line basis (i.e. linearly interpolated) between 35% and 50% and between 50% and 75% achievement. These awards are also subject to the “double trigger” change of control provisions contained in the Company’s Equity Incentive Plan.

Stock Ownership Guidelines

The Company has adopted stock ownership guidelines which are considered best practices and require our executives and directors to own shares of the Company’s stock. Stock ownership guidelines have been set at the following levels:

Chief Executive Officer:	6X annual base salary
Other Named Executive Officers:	3X annual base salary
Directors:	5X annual cash retainer

Unvested and unearned restricted stock, RSUs, PSUs and unexercised stock options do not count towards stock ownership targets. Pledged shares do not count towards stock ownership guidelines.

There is no required timeframe in which executives and directors must attain the stock ownership targets. However, until the stock ownership target is achieved, a stock retention ratio applies as follows:

Chief Executive Officer:	100% of net profit shares
Other Named Executive Officers:	50% of net profit shares
Directors:	100% of net profit shares

For this purpose, “net profit shares” means shares received on vesting or earn out of restricted stock, RSUs and PSUs, net of shares used to pay withholding taxes and shares received on the exercise of stock options, net of shares tendered or withheld for payment of exercise price and withholding taxes.

Tax Deductibility and Accounting Ramifications

The Compensation Committee generally takes into account the various tax and accounting ramifications of compensation awarded to our executives. When determining amounts of equity-based grants to executives, the Compensation Committee also considers the accounting expense associated with the grants.

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation in excess of $1 million paid for any fiscal year to a company’s CEO or to any of the company’s other three most highly compensated executive officers (other than the CFO). The statute generally exempts qualifying performance-based compensation from the deduction limit if certain conditions are met. We review the tax impact of our executive compensation on the Company as well as on the executive officers. In addition, we review the impact of our programs against other considerations, such as accounting impact, stockholder alignment, market competitiveness, effectiveness and perceived value to employees. Because many different factors influence a well-rounded, comprehensive executive compensation program, some compensation might not, on some occasions, be deductible by the Company under Section 162(m) of the Internal Revenue Code.

Assessment of Compensation-Related Risks

The Compensation Committee is responsible for assessing the risks associated with the Company’s compensation practices, policies and programs. This assessment is performed to determine if such risks arising from such practices are appropriate or if they are reasonably likely to have a material adverse effect on the Company. The Compensation Committee performed this assessment and believes that, for 2015, the compensation policies did not incentivize our employees to take unnecessary risks.

Clawback

Based on recent restatements, the Company is currently analyzing the impact of clawback provisions on previously granted incentive compensation.

Summary

We believe that the recent changes to our governance structure, including implementation of separate Chairman and Chief Executive Officer roles, as well as changes to our compensation practices, address concerns raised by stockholders in our stockholder outreach. These changes include amending our Amended and Restated 2009 Equity Incentive Plan to implement “double trigger” provisions to equity awards made following the date of such amendment, adopting the 2016 LTIP – a performance-based long-term incentive plan, adopting an anti-pledging policy and adopting stock ownership guidelines. In addition, our Compensation Committee continues to work closely with its independent compensation consultant, Cook & Co., to complete a comprehensive review of our compensation programs and our plans to identify and implement additional changes to our compensation practices and philosophy, as may be advisable. We are conducting this review to ensure that our compensation program is competitively designed and optimizes talent recruitment and retention, which are critical to our business and incentivize our executives to achieve key operational and strategic priorities that support our short- and long-term strategic objectives and create long term stockholder value. Additionally, we must ensure that our compensation program is flexible so that we can be responsive to feedback from our investors.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis for 2015 appearing in this Report. Based on such reviews and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Report for filing with the SEC.

COMPENSATION COMMITTEE

Mark Friedman, Chairperson

Barry Emanuel

Sue Gove

SUMMARY COMPENSATION TABLE

The following table includes information for 2015, 2014 and 2013 with respect to our named executive officers.

Name and Principal Position	Year	Salary ($) (a)		Bonus ($) (b)		Stock Awards ($) (c)		Option Awards ($ ) (d)		Non-Equity Incentive Plan Compensation ($) (e)		Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (f)		All Other Compensation ($) (g)			Total ($) (h)

Peter Cuneo(1) Interim Chief Executive Officer	2015		$1,354,375		$—		$1,176,000		$—		$—		$—		$—			$2,530,375
	2014		$—		$—		$—		$—		$—		$—		$—			$—
	2013		$—		$—		$—		$—		$—		$—		$—			$—

David Jones(2) Executive Vice President and Chief Financial Officer	2015		$280,966		$150,000		$1,766,966		$—	$			$—		$9,000	(4)		$2,206,932
	2014		$—		$—		$—		$—		$—		$—		$—			$—
	2013		$—		$—		$—		$—		$—		$—		$—			$—

David Blumberg(3) Executive Vice President and Chief Strategy Officer	2015		$550,000		$475,000		$250,024		$—		$—		$—		$18,000	(4)		$1,293,024
	2014		$550,000		$350,000		$247,876		$—		$—		$—		$18,000	(4)		$1,165,876
	2013		$550,000		$—		$6,050,000		$—		$500,000		$—		$18,000	(4)		$7,118,000

Jason Schaefer Executive Vice President and General Counsel	2015		$433,333		$275,000		$—		$—		$—		$—		$18,000	(4)		$726,333
	2014		$400,000		$200,000		$—		$—		$—		$—		$18,000	(4)		$618,000
	2013		$131,667		$—		$1,426,586		$—		$—		$—		$6,000	(4)		$1,564,253

Neil Cole(6) Former President and Chief Executive Officer	2015		$875,000		$—		$—		$—		$—		$—		$52,941	(5)		$2,052,941
	2014		$1,500,000		$—		$—		$—		$1,125,000		$—		$53,628	(5)		$2,678,628
	2013		$1,500,000		$—		$—		$—		$2,175,000		$—		$59,354	(5)		$3,734,354

Jeff Lupinacci(7) Former Executive Vice President and Chief Financial Officer	2015 2014 2013	$ $ $	150,000 404,167 —	$ $ $	— — —	$ $ $	— 2,338,772 —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	4,500 13,500 —	(4) (4)	$ $ $	154,500 2,756,439 —

Seth Horowitz(8) Former Chief Operating Officer	2015		$182,292		$—		$—		$—		$—		$—		$5,250	(5)		$187,542
	2014		$609,091		$—		$3,583,447		$—		$—		—		$18,000	(5)		$4,210,538
	2013		$—		$—		—		$—		$—		$—		$—			$—

(a)	Salary includes, as applicable, base salary and pro-rated salaries for changes made to base salary during the year, as defined in the employment agreements.
(b)	Bonuses are fixed incentive and/or percentage incentive, as provided for in the applicable employment agreements or were discretionary, as determined by the Compensation Committee upon the recommendation of the Chief Executive Officer (however, as noted throughout the Compensation Discussion and Analysis herein, the Compensation Committee has committed to eliminate the historical practice of awarding annual cash bonuses on a solely discretionary basis for 2016). No discretionary annual cash bonus awards were made by the Company in respect of 2015.

(c)	The amounts shown in this column represent the aggregate grant date fair value in 2015, 2014 and 2013 with respect to shares of restricted stock, including PSUs and RSUs. See Note 5 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a discussion for the relevant assumptions used in calculating grant date fair value.
(d)	Option awards include, as applicable, Iconix options and equity-based compensation instruments that have option-like features, and amounts represent grant date fair value.
(e)	Non-equity incentive plan compensation represents the dollar value of all amounts earned during the fiscal year pursuant to non-equity incentive plans. For 2015, Mr. Cole did not earn a cash bonus pursuant to his employment agreement. For 2014, Mr. Cole received a cash performance-based bonus of $1,125,000, pursuant to his employment agreement and the Executive Incentive Bonus Plan. The performance target for 2014 was as follows: $1,125,000 was earned for our achievement of approximately $263.8 million of EBITDA, which represents 98% of the targeted EBITDA previously established by the Board of Directors. For 2013, Mr. Cole received a cash performance-based bonus of $2,175,000 pursuant to his employment agreement and the Executive Incentive Bonus Plan. The performance target for 2013 was as follows: $2,175,000 was earned for our achievement of approximately $261.8 million of EBITDA, which represented 110% of the targeted EBITDA previously established by the Board of Directors. In accordance with SEC rules, the 2014 and 2013 performance-based cash bonuses paid to Mr. Cole have been reflected in this table under the Non-Equity Incentive Plan Compensation column. Mr. Blumberg received a $350,000 discretionary bonus and $125,000 as a bonus for service as interim CFO from March 2015 to July 2015. Mr. Blumberg received a cash payment of $500,000 in 2013 for our consummation of two acquisitions in 2013, each of which had a “value” (as defined in his employment agreement) of less than $30 million. Mr. Blumberg received no cash payments for consummation of acquisitions in 2014.
(f)	Change in pension value and non-qualified deferred compensation earnings represents the aggregate increase in actuarial value to the named executive officer of all defined benefit and actuarial plans accrued during the year and earnings on non-qualified deferred compensation. There were no defined benefit plans, actuarial plans, or non-qualified deferred compensation for 2015, 2014 or 2013.
(g)	All other compensation includes, as applicable, car allowances and life insurance premiums (see the list of perquisites in footnotes (1) and (2) below).
(h)	Total compensation represents all compensation from us earned by the named executive officer for the year.
(1)	Mr. Cuneo served as our Chairman of the Board and Interim Chief Executive Officer from August 2015 until April 2016. Mr. Cuneo now serves as Executive Chairman of the Board.
(2)	Mr. Jones joined the Company in July 2015.
(3)	In addition to his role as Executive Vice President and Chief Strategy Officer, Mr. Blumberg served as our Interim Chief Financial Officer from March 2015 until July 2015.
(4)	Represents amounts paid by the Company for executives’ car allowances.
(5)	Represents premiums paid by us on a life insurance policy for the benefit of the beneficiaries of Mr. Cole, as well as a car allowance.
(6)	Mr. Cole ceased to be an executive officer of the Company in August 2015. Mr. Cole served as the Company’s Chairman, President and Chief Executive Officer from February 1993 to August 2015.
(7)	Mr. Lupinacci ceased to be an executive officer of the Company in March 2015. Mr. Lupinacci served as our Chief Financial Officer from April 2014 to March 2015.
(8)	Mr. Horowitz ceased to be an executive officer of the Company in April 2015.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) ($)	Closing Price of Common Stock Units on Date of Grant ($)		Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Peter Cuneo	8/6/2015	—	—	—	—	—	—	60,000	—	—		$19.60		$1,176,000
David Jones	6/10/2015 6/10/2015	— —	— —	— —	— —	— 34,217	— —	34,217 —	— —	— —	$ $	25.82 25.82	$ $	883,483 883,483

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) ($)	Closing Price of Common Stock Units on Date of Grant ($)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David Blumberg	4/30/2015	—	—	—	—	—	—	9,503	—	—	$26.31	$250,024
Jason Schaefer	—	—	—	—	—	—	—	—	—	—	—	—
Neil Cole(1)	—	—	—	—	—	—	—	—	—	—	—	—
Jeff Lupinacci(2)	—	—	—	—	—	—	—	—	—	—	—	—
Seth Horowitz(3)	—	—	—	—	—	—	—	—	—	—	—	—

(1)	See the Narrative Disclosure to the Summary Compensation Table and Plan-Based Awards Table for a discussion of Mr. Cole’s cash bonuses. Mr. Cole received no grants of plan-based awards in 2015.
(2)	Mr. Lupinacci ceased to be an executive officer of the Company in March 2015.
(3)	Mr. Horowitz ceased to be an executive officer of the Company in April 2015.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND PLAN-BASED AWARDS TABLE

Employment Agreements

The Compensation Committee determines the compensation, including related terms of employment agreements with us for those who have them, for each of the named executive officers. The summaries below relate to employment agreements of our named executive officers. For a discussion of performance metrics, please see the discussion under “Compensation Discussion and Analysis.”

Current Employees

F. Peter Cuneo

2015 Employment Agreement

On September 9, 2015, we entered into an employment agreement, effective August 6, 2015 (referred to as the 2015 employment agreement), with F. Peter Cuneo in connection with our employment of Mr. Cuneo as Interim Chief Executive Officer.

Pursuant to the 2015 employment agreement, Mr. Cuneo received a monthly salary of $275,000 for the period beginning on August 6, 2015 and ending six months thereafter, referred to as the initial term. In the event that we had hired a successor Chief Executive Officer prior to the expiration of the initial term, Mr. Cuneo would have continued to receive a monthly salary of $275,000 for the remainder of the initial term. If, prior to the expiration of the initial term, Mr. Cuneo had resigned as Interim Chief Executive Officer without “good reason,” as defined in the 2015 employment agreement, no further salary would have been payable following such resignation. Mr. Cuneo was not eligible for a bonus in connection with the initial term. The initial term automatically renewed for an additional six-month period, referred to as the second term, because a successor Chief Executive Officer had not been appointed prior to the expiration of the initial term. During the second term, Mr. Cuneo’s monthly salary was reduced to $137,500 for the months served by him prior to March 31, 2016. Mr. Cuneo received an award of 60,000 fully vested shares of the Company’s common stock on August 6, 2015, priced at $19.60 per share (the closing price of the common stock on such date). Mr. Cuneo received a grant of an additional 60,000 fully vested shares on the first day of the second term, and such shares were priced at $6.80 per share (the closing price of the common stock on such date). Mr. Cuneo was eligible for a discretionary cash bonus equal to up to 100% of his six-month salary in respect of the second term. Mr. Cuneo did not receive a discretionary cash bonus.

If Mr. Cuneo’s employment were terminated by us for “cause” or by him without “good reason” (each as defined in the 2015 employment agreement), he would have received his earned and unpaid base salary through the date of termination. If his employment had been terminated during the initial term by us without cause or by him for good reason, he would have received, in addition to the foregoing, an amount equal to his base salary for the balance of the initial term.

The 2015 employment agreement also contained confidentiality provisions.

2016 Employment Agreement

Mr. Cuneo has served as our Executive Chairman since April 1, 2016. On April 28, 2016, we entered into an employment agreement with Mr. Cuneo related to his service in this role. The material terms of the agreement will provide for an annual salary of $480,000 for the period ending December 21, 2016, and for Mr. Cuneo will receive a pro-rated amount of such salary reflecting the commencement of this role on April 1, 2016. The agreement will not provide for equity grants to Mr. Cuneo. The termination and confidentiality provisions described above in the summary of Mr. Cuneo’s 2015 employment agreement are expected to be generally the same in the 2016 employment agreement.

John Haugh

On February 18, 2016, we entered into an employment agreement with Mr. John N. Haugh that provides for the employment of Mr. Haugh as our President as of February 23, 2016 (the “Commencement Date”) and as our President and Chief Executive Officer commencing April 1, 2016 and continuing until February 23, 2019 (the “Term”).

Pursuant to the employment agreement, Mr. Haugh is entitled to an annual base salary of not less than $1,000,000.

Under the employment agreement, Mr. Haugh is entitled to participate in our executive bonus program and is eligible to receive bonuses of up to 100% of his base salary, with increases of up to a maximum of 200% of his base salary. With respect to 2016, he will receive a minimum annual bonus of 100% of his base annual salary provided we have positive net income for the year ended December 31, 2016.

Mr. Haugh is also entitled to various benefits, including benefits available to our other senior executives and certain expenses for his relocation to the New York metropolitan area, up to a maximum of $300,000.

Pursuant to the employment agreement, Mr. Haugh was granted a one-time award of PSUs equal to a number of shares of Common Stock with a fair market value on the date of the grant of $1,500,000 (196,850 PSUs), which are scheduled to “cliff” vest on December 31, 2018, based on performance criteria consistent with those contained in agreements relating to annual performance-based awards issued to our other executives. Mr. Haugh also was granted RSUs of an aggregate fair market value of $500,000 as of the date of grant (62,112 RSUs), which are scheduled to vest in three annual installments on February 22, 2017, 2018 and 2019, respectively, subject to Mr. Haugh’s continuous employment with us on the applicable vesting date. We will consider granting PSUs and RSUs or other cash or equity-based long-term incentives in future years, taking into account market levels, Mr. Haugh’s performance and other factors, considering $2,000,000 as the annual guideline for the aggregate fair market value of such awards, subject to approval by the Compensation Committee.

In addition, pursuant to the employment agreement, Mr. Haugh was granted a make-whole inducement award (the “Make-Whole Inducement Award”) with an aggregate value of $3,800,000, payable (i) $1,923,000 in cash, as soon as practicable after the Commencement Date, subject to Mr. Haugh’s being required to return such payment to us upon termination of his employment without “good reason” during the first 12 months after the Commencement Date, under certain circumstances, and (ii) by the grant, on the Commencement Date, of time-vested restricted Common Stock units (“Make-Whole RSUs”) with an aggregate fair market value of $1,877,000 as of the date of grant (246,325 Make-Whole RSUs). The Make-Whole RSUs will vest in three equal annual installments on each of February 22, 2017, 2018 and 2019, subject to Mr. Haugh’s continuous employment with us on the applicable vesting date.

In addition, pursuant to the employment agreement, Mr. Haugh was granted PSUs equal to a number of shares of Common Stock with a fair market value on the Commencement Date of $1,500,000 (the “Employment Inducement PSUs”) (196,850 Employment Inducement PSUs) which will “cliff” vest at the end of a three year performance period ending on February 22, 2019 (the “Performance Period”) based on achievement of relative total shareholder return over the Performance Period measured against the comparator group selected by the Compensation Committee. To receive these PSUs, Mr. Haugh must be employed during the entire Performance Period.

If Mr. Haugh’s employment is terminated by us for “cause” or by him without “good reason” (each as defined in the employment agreement), he would receive his (a) earned and unpaid base salary through the date of termination, (b) reimbursement for any unreimbursed expenses properly incurred and paid through the date of termination, (c) payment for any accrued but unused vacation time in accordance with our policies, (d) such vested accrued benefits, and other payments, if any, to which Mr. Haugh (and his eligible dependents) may be entitled under and in accordance with the terms and conditions of the employee benefits arrangements, plans and programs of the Company, other than any severance pay plan ((a) through (d), the “Amounts and Benefits”) and (e) all vested shares in respect of Mr. Haugh’s equity awards.

If Mr. Haugh’s employment is terminated by us without “cause” or by him for “good reason”, he will receive the Amounts and Benefits and (a) an amount equal to two times the applicable base salary, which amount shall be payable in equal installments during the Non-Compete Term (as defined in the employment agreement); (b) any annual bonus earned but unpaid for the prior year (the “Prior Year Bonus”); (c) a pro rata portion of Mr. Haugh’s annual bonus for the fiscal year in which his termination occurs based on actual results for such year, payable at such time as bonuses for the year are paid to our executives generally (the “Pro Rata Bonus”); (d) subject to Mr. Haugh’s timely election of continuation coverage under COBRA with respect to our group health insurance plans in which Mr. Haugh participated immediately prior to the date of termination (“COBRA Continuation Coverage”) and continued payment by Mr. Haugh of premiums for such plans at the “active employee” rate, we shall provide COBRA Continuation Coverage for a limited time frame (the “Medical Continuation Benefits”); and (e) any unvested amounts subject to equity awards granted under the employment agreement are to vest to the extent provided in the applicable equity award agreement.

If Mr. Haugh’s employment is terminated by us without “cause” or for “good reason” within 12 months after a “change in control” (as defined in the employment agreement), he would receive in a lump sum, in cash, within 15 days after termination, an amount equal to two times the sum of (a) the applicable base salary and (b) the average annual bonus award to Mr. Haugh for the two fiscal years prior to such “change in control”, except that, with respect to a “change in control” in 2016 or 2017, the amount of clause (b) shall equal the target annual bonus for such year (100% of the applicable base salary). In addition, Mr. Haugh will receive (x) payments in the amounts contemplated, and on the dates specified in relation to the Prior Year Bonus and Medical Continuation Benefits and immediate vesting and distribution of (y) unvested RSU’s issued pursuant to the Make-Whole Inducement Award and the converted Employment Inducement PSUs. Upon death, the employment agreement provides we will pay to Mr. Haugh or his estate, (a) the Amounts and Benefits; (b) the Prior Year Bonus; and (c) the Pro Rata Bonus. If terminated for disability, the employment agreement provides we will pay to Mr. Haugh, the same benefits as granted upon death but including, the Medical Continuation Benefits. Upon death or disability, (a) 100% of the then remaining unvested Make-Whole Inducement Awards will immediately vest and will be distributed within 30 days of such termination and (b) unvested shares subject to other equity awards granted will vest if and to the extent provided for in the applicable equity award agreement.

The employment agreement with Mr. Haugh also contains confidentiality provisions, non-competition and non-solicitation provisions for a specified period.

David Jones

On June 10, 2015, we entered into an employment agreement with Mr. David Jones that provides for the employment of Mr. Jones as our Executive Vice President and Chief Financial Officer for a term commencing July 6, 2015 (the “Commencement Date”) and continuing until December 31, 2017.

Pursuant to the employment agreement, Mr. Jones is entitled to an annual base salary of not less than $575,000.

Under the employment agreement, Mr. Jones is entitled to participate in our executive bonus program and is eligible to receive bonuses of up to 100% of his base salary or such maximum amount available under any executive bonus program generally applicable to our senior executives, provided that Mr. Jones will receive a minimum annual bonus of $125,000 for the period from the Commencement Date through December 31, 2015 and $250,000 for each of the 2016 and 2017 calendar years. Under the employment agreement, Mr. Jones also received a one-time transition payment of $100,000 (the “Transition Payment”).

Mr. Jones is also entitled to various benefits, including benefits available to our other senior executives and certain automobile benefits.

Pursuant to the employment agreement, Mr. Jones was granted an award of 34,217 RSUs which are scheduled to vest in three annual installments on December 31, 2015, 2016 and 2017 of 6,843, 13,687 and 13,687 RSUs, respectively, subject to Mr. Jones’ continuous employment with us through each applicable vesting date as well as other terms and conditions of the respective award agreement.

In addition, pursuant to the employment agreement, Mr. Jones was granted an award of 34,217 PSUs of which 2,281 shares underlying such PSUs vested as of December 31, 2015 as follows: no shares vested based on achievement of EBITDA of $172.8 million, no shares vested based on achievement of $1.03 diluted earnings per share, and 2,281 vested based on achievement of $125 million of Free Cash Flow. Additionally, 13,687 PSUs may vest on each of December 31, 2016 and 2017, respectively, subject to the achievement of EBITDA, diluted earnings per share and Free Cash Flow performance metrics for those years.

If Mr. Jones’s employment is terminated by us for “cause” or by him without “good reason” (each as defined in the employment agreement), he would receive his earned and unpaid base salary through the date of termination. If his employment is terminated by us without cause or by him for good reason, he would receive, in addition to the foregoing, an amount equal to his base salary for the remaining agreement term of the agreement, any unpaid portion of the Transition Payment, any earned but unpaid annual bonus for a prior year or completed period (the prior year bonus), plus, if any such resignation or termination occurs following our first fiscal quarter of any year, a pro rata portion of his annual bonus for such year. If his employment is terminated by us without cause or by him for good reason within 12 months of a “change in control” (as defined in the employment agreement), he would also receive an amount equal to $100 less than three (3) times the average of the annual cash compensation received by him on or after July 6, 2015 in his capacity as an employee of the Company during the “base period” (as defined in Section 280G of the Internal Revenue Code) subject to an “excess parachute” payment limitation (as defined in Section 280G). Annual cash compensation includes base salary plus any bonus payments paid to him.

The RSUs and PSUs granted to Mr. Jones are subject to forfeiture upon the termination of his employment under certain circumstances. Upon a change in control, all of Mr. Jones’s unvested RSUs and PSUs shall vest. Upon termination for death or disability, all of Mr. Jones’s unvested RSUs and PSUs shall vest. Upon termination by us for cause or by Mr. Jones without good reason, his unvested RSUs and PSUs shall be forfeited. Upon termination by us without cause or by Mr. Jones with good reason, all of Mr. Jones’s unvested RSUs shall vest and that portion of his PSUs subject to vesting in the year of termination based on performance goals achieved as of the termination shall vest.

The Jones employment agreement also contains confidentiality provisions and non-competition and non-solicitation provisions for a specified period.

David Blumberg

2009 Employment Agreement

On February 26, 2009, we entered into an employment agreement with Mr. David Blumberg, effective as of January 1, 2009 (referred to as the 2009 employment agreement), that provided for the employment of Mr. Blumberg as our Head of Strategic Development for a three-year term. From November 2006 until the commencement of his employment with us in 2009, Mr. Blumberg provided consulting services to us. From March 2015 to July 2015, Mr. Blumberg served as our Interim Chief Financial Officer. Mr. Blumberg’s employment agreement did not change as a result of his service in this role. In 2015, the Company awarded Mr. Blumberg a cash bonus of $475,000, $350,000 of which was discretionary and $125,000 of which was for his service as Interim Chief Financial Officer from March 2015 through July 2015.

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

2012 Employment Agreement

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

2013 Amendment

In February 2013, we entered into an amendment to the 2012 employment agreement, effective as of February 1, 2013 (referred to as the 2013 amendment), that provided for the employment of Mr. Blumberg as our Head of Strategic Development through January 31, 2016. Pursuant to the 2013 amendment, Mr. Blumberg was entitled to an annual base salary that was not less than $550,000. In addition, Mr. Blumberg was granted an award of 50,000 time-vested restricted stock units which vested in three equal annual installments on December 31, 2013, 2014 and 2015, subject to Mr. Blumberg’s continued employment on the applicable vesting date. Mr. Blumberg also received 200,000 performance-based restricted shares of the Company’s common stock, subject to vesting upon the closing of eligible acquisitions during the term of the 2013 amendment and the attainment of specified levels of EBITDA, adjusted earnings per share (diluted) and Free Cash Flow. For a description of these performance goals, see “Compensation Discussion and Analysis—Mr. Blumberg’s Performance Based Restricted Stock Awards” and—“Cash Bonus Compensation.” Both the RSUs and PSUs granted to Mr. Blumberg were subject to forfeiture upon the termination of the executive’s employment under certain circumstances. Upon a change in control, all of Mr. Blumberg’s unvested PSUs and RSUs would have vested. Upon termination for death or disability, all of Mr. Blumberg’s unvested PSUs and RSUs would have vested. Upon termination by the Company for cause or the executive without good reason, Mr. Blumberg’s unvested RSUs and PSUs would have been forfeited. Upon termination by the Company without cause or by the executive with good reason, that portion of Mr. Blumberg’s PSUs subject to vesting in the year of termination based on performance goals achieved as of the termination, and all of Mr. Blumberg’s unvested RSUs, would have vested. Following July 2013, Mr. Blumberg was no longer entitled to cash payments for Acquisitions. All Acquisitions are approved by our Board of Directors. We believe this mitigated any risk related to Mr. Blumberg’s prior compensation upon completion of acquisitions. In addition, per the terms of Mr. Blumberg’s 2016 employment agreement noted below, he is no longer entitled to equity payments for Acquisitions.

The 2013 amendment also contained confidentiality provisions and non-competition and non-solicitation provisions for a specified period.

The 2013 amendment expired as of January 31, 2016.

2016 Employment Agreement

On February 24, 2016, we entered into an employment agreement with Mr. David Blumberg (referred to as the 2016 employment agreement) that provides for the employment of Mr. Blumberg as our Executive Vice President, Chief Strategy Officer for a term that will continue until terminated by us or by Mr. Blumberg in accordance with the terms of the employment agreement (the “Term”).

Under the 2016 employment agreement, Mr. Blumberg is entitled to an annual base salary of not less than $600,000 per year, retroactive to January 1, 2016.

Pursuant to the 2016 employment agreement, Mr. Blumberg is entitled to participate in our executive bonus program and is eligible to receive bonuses with a target amount equal to 60% of his base salary (the “Target Bonus Amount”).

Mr. Blumberg is also entitled to various benefits, including benefits available to our other senior executives, and is eligible to participate in our long term incentive plan.

If Mr. Blumberg’s employment is terminated by us for “cause” or by him without “good reason” (each as defined in the 2016 employment agreement), he would receive his (a) earned and unpaid base salary through the date of termination, (b) reimbursement for any unreimbursed expenses properly incurred and paid through the date of termination, (c) payment for any accrued but unused vacation time in accordance with our policies and (d) such vested accrued benefits, and other payments, if any, to which Mr. Blumberg (and his eligible dependents) may be entitled under and in accordance with the terms and conditions of the employee benefits arrangements, plans and programs of the Company, other than any severance pay plan ((a) through (d), the “Amounts and Benefits”).

If his employment is terminated by us without “cause” or by him for “good reason”, he will receive the Amounts and Benefits and (a) a lump sum cash payment in an amount equal to the sum of (x) Mr. Blumberg’s then current annual base salary plus (y) his Target Bonus Amount for the year in which such termination of employment occurs; (b) any annual bonus earned but unpaid for the prior year (the “Prior Year Bonus”); and (c) subject to Mr. Blumberg’s timely election of continuation coverage under COBRA with respect to our group health insurance plans in which Mr. Blumberg participated immediately prior to the date of termination (“COBRA Continuation Coverage”) and continued payment by Mr. Blumberg of premiums for such plans at the “active employee” rate, we shall provide COBRA Continuation Coverage for a limited time frame (the “Medical Continuation Benefits”).

If Mr. Blumberg’s employment is terminated by us without “cause” or by him for “good reason” within 12 months after a “change in control” (as defined in the 2016 employment agreement), he would receive in a lump sum, in cash, within 15 days after termination, an amount equal to $100 less than 3 times Mr. Blumberg’s “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code of 1986); provided, however, that such lump sum severance payment will be reduced to prevent any “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986). Mr. Blumberg will also be entitled to receive the payment or provision of the Amounts and Benefits, plus payment of the Prior Year Bonus and Medical Continuation Coverage.

Upon death, the 2016 employment agreement provides we will pay to Mr. Blumberg’s estate, (a) the Amounts and Benefits; (b) the Prior Year Bonus; and (c) a pro-rata portion of Mr. Blumberg’s annual bonus for the fiscal year in which Mr. Blumberg’s termination occurs based on actual results for such year. If terminated for disability, the employment agreement provides we will pay to Mr. Blumberg, the same benefits as granted upon death but including, the Medical Continuation Benefits.

The 2016 employment agreement with Mr. Blumberg also contains confidentiality provisions, non-competition and non-solicitation provisions for a specified period.

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

Under the employment agreement, Mr. Schaefer is entitled to participate in our executive bonus program and is eligible to receive bonuses of up to 100% of his base salary (such amount was prorated for the period from the Commencement Date through December 31, 2013) or such maximum amount available under any executive bonus program generally applicable to our senior executives. Mr. Schaefer did not receive a discretionary bonus in 2013; Mr. Schaefer did receive a discretionary bonus in 2014 and 2015.

Mr. Schaefer is also entitled to various benefits, including benefits available to our other senior executives and certain automobile benefits.

In addition, pursuant to the employment agreement, Mr. Schaefer was granted an award of 41,640 PSUs of which 3,966 shares underlying such PSUs vested as of December 31, 2015 as follows: no shares vested based on achievement of EBITDA of $172.8 million, no shares vested based on achievement of $1.03 diluted earnings per share, and 3,966 vested based on achievement of $125 million of Free Cash Flow. Additionally, 11,897 PSUs may vest on December 31, 2016, subject to the achievement of EBITDA, diluted earnings per share and Free Cash Flow performance metrics for such year.

If Mr. Schaefer’s employment is terminated by us for “cause” or by him without “good reason” (each as defined in the original employment agreement), he would receive his earned and unpaid base salary through the date of termination. If his employment is terminated by us without cause or by him for good reason, he would receive, in addition to the foregoing, an amount equal to his base salary for the remaining agreement term of the agreement plus any earned but unpaid annual bonus for a prior year or completed period (the prior year bonus). If his employment is terminated by us without cause or by him for good reason within 12 months of a “change in control” (as defined in the employment agreement), he would also receive an amount equal to $100 less than three (3) times the average of the annual cash compensation received by him on or after September 9, 2013 in his capacity as an employee of the Company during the “base period” (as defined in Section 280G of the Internal Revenue Code) subject to an “excess parachute” payment limitation (as defined in Section 280G). Annual cash compensation includes base salary plus any bonus payments paid to him.

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

Former Employees

Neil Cole

Term Sheet

With respect to Mr. Cole, and in connection with his resignation on August 5, 2015, we entered into a binding term sheet with Mr. Cole which sets forth the material terms to be included in a mutually agreed upon Separation Agreement and Release. Pursuant to the binding term sheet, the Company and Mr. Cole mutually agreed to treat Mr. Cole’s stepping down as Chief Executive Officer of the Company as a termination without “cause” by the Company or a termination with “good reason” by Mr. Cole for purposes of his employment agreement.

The binding term sheet states that Mr. Cole is entitled to severance and benefits including $2.75 million and a pro rata portion of Mr. Cole’s bonus for fiscal 2015 based on Mr. Cole’s employment through the date he stepped down and based on actual performance results for the full fiscal year. The performance results for 2015 resulted in no payout to Mr. Cole with respect to this bonus. Mr. Cole is entitled to also 18 months of COBRA benefits continuation, acceleration of 75% of Mr. Cole’s 68,306 unvested 2011 RSUs. Mr. Cole was also entitled potential acceleration of up to 455,373 of Mr. Cole’s unvested PSUs (such PSUs include 113,843 PSUs that are eligible for “catch up”). None of the “catch up” shares were earned and 113,844 PSUs vested on achievement of the Company’s free cash flow metric. No further PSUs are eligible for vesting.

Mr. Cole is entitled to the delivery 1,181,684 2008 RSUs, the issuance and delivery of which Mr. Cole had previously agreed to defer. In accordance with his former employment agreement, Mr. Cole will be subject to a non-compete through August 5, 2016. To ensure an orderly transition, Mr. Cole served as a special advisor to the Company until September 30, 2015 and was paid $125,000 per month for August 2015 and September 2015.

Employment Agreement

On January 28, 2008, we entered into an employment agreement, effective as of January 1, 2008, as amended on May 21, 2008, December 24, 2008 (referred to as the original employment agreement) and June 17, 2011 (referred to as the June 2011 amendment), with Neil Cole, Chairman of the Board, President and Chief Executive Officer. This employment agreement, as amended through June 17, 2011, is referred to as the “employment agreement”. Pursuant to the June 2011 amendment, the current term of the employment agreement commenced on June 17, 2011, and continued until December 31, 2015, unless further extended or earlier terminated as provided for in the employment agreement. Mr. Cole ceased to be to be an executive officer of the Company in August 2015.

Consistent with our philosophy on executive compensation, Mr. Cole’s employment agreement provided that a substantial portion of his compensation was in the form of long-term equity incentives, including performance stock incentives that vested upon the achievement of specific metrics defined in the agreement, particularly, growth in EBITDA, market capitalization and stock price as measured by targets established and certified by the Compensation Committee.

In connection with negotiating the employment agreement (including certain amendments thereto) with Mr. Cole, the Compensation Committee retained J. F. Reda and Associates as its third party, independent compensation consultant. In connection with the June 2011 amendment, in order to assist the Compensation Committee, J. F. Reda and Associates performed market research as to CEO compensation levels in similarly capitalized companies in the industry, as well as companies that had achieved similar growth. As various aspects of our business, operations and management are unique, the Compensation Committee utilized the J. F. Reda and Associates research as one resource, rather than a stand-alone tool, in assessing the appropriate level of compensation and other terms under Mr. Cole’s employment agreement, including the June 2011 amendment.

RSUs and PSUs

Under the June 2011 amendment, Mr. Cole was entitled to an annual base salary of $1,500,000 for the year ended December 31, 2013. Mr. Cole was entitled to such increases (but not decreases) as determined by the Board of Directors from time to time, and there was no increase for 2013 or 2014. In connection with the June 2011 amendment, Mr. Cole received an extension signing bonus of $3,000,000.

Pursuant to the terms of the original employment agreement, Mr. Cole was granted 1,181,684 time-based restricted common stock units, or 2008 RSUs, and 787,789 performance-based restricted common stock units, or 2008 PSUs, under our 2006 Equity Incentive Plan and 2009 Equity Incentive Plan. The 2008 RSUs were available to vest in five substantially equal annual installments, commencing December 31, 2008. The 2008 PSUs were subject to vesting in four equal annual installments based on our achievement of the following pre-determined performance goals: 50% were tied to the achievement of EBITDA Growth, 25% were tied to the achievement of market cap growth, and 25% were tied to the achievement of stock price growth. Both grants were subject to forfeiture or acceleration upon the termination of Mr. Cole’s employment under certain circumstances. In addition, Mr. Cole’s ability to sell or otherwise transfer the common stock underlying the 2008 RSUs and the 2008 PSUs while he was employed by us was subject to certain stock ownership requirements. Mr. Cole was the only executive with PSUs that were granted in 2008, referred to as the 2008 PSUs. The last performance year for the 2008 PSUs was December 31, 2012. Of the 2008 PSUs, 60% of them were forfeited by Mr. Cole for the Company’s failure to meet the performance criteria, illustrating the difficulty of achieving these metrics. The 2008 RSUs have vested, subject to the limitations described below, and the 2008 PSUs have no further performance periods.

Pursuant to the June 2011 amendment, Mr. Cole was granted 204,918 time-based 2011 RSUs and 1,219,945 2011 PSUs. The 2011 RSUs were subject to vesting in three substantially equal annual installments, subject to Mr. Cole’s continuous employment with us on the applicable vesting date, the first of which vested on December 31, 2013. The 2011 PSUs vested based on our achievement of certain pre-determined performance goals during the four fiscal years beginning with the fiscal year ended December 31, 2012. These goals were based on EBITDA (33 1/3% of PSUs), diluted earnings per share excluding extraordinary items (33 1/3% of PSUs) and Free Cash Flow (33 1/3% of PSUs). For a discussion of performance metrics and achievement of such metrics for 2014, see “Compensation Discussion and Analysis—Equity-Based Compensation—PSUs.”

Both the 2011 RSUs and 2011 PSUs were subject to forfeiture upon the termination of Mr. Cole’s employment under certain circumstances. Both the 2011 RSUs and the 2011 PSUs were subject to the terms and conditions of the 2009 Equity Plan and the respective award agreements.

On December 24, 2008, we entered into an agreement with Mr. Cole which amended his original employment agreement and the related 2008 RSU agreement to provide, among other things for the deferral of the issuance to Mr. Cole of the 1,181,684 shares of our common stock which he was entitled to receive under the 2008 RSUs granted to him under the original employment agreement until the earlier of (i) the date Mr. Cole is no longer employed by either (a) us or (b) any corporation or other entity owning, directly or indirectly, 50% or more of our outstanding common stock, or in which we or any such corporation or other entity owns, directly or indirectly, 50% or more of the outstanding capital stock (determined by aggregate voting rights) or other voting interests or (ii) a change in control (as defined in the employment agreement). In consideration of Mr. Cole’s agreement to delay the distribution to him of such shares of our common stock to which he will be entitled to receive under the 2008 RSUs as noted above, the agreement also provided for the award to Mr. Cole of an annual cash bonus to be granted under our 2008 Executive Incentive Bonus Plan. This bonus feature terminated with the year ended December 31, 2012. As discussed in the description of Mr. Cole’s separation agreement above, the Company will distribute these 1,181,684 RSUs to Mr. Cole on April 1, 2016.

Salary and Other Benefits

Mr. Cole was also entitled to various benefits, including benefits available to our other senior executives and certain automobile, air travel and life insurance benefits pursuant to the employment agreement.

In addition to his salary and benefits, Mr. Cole was eligible to receive an additional annual cash bonus for each completed calendar year, including as a performance goal thereunder the targets specified in the employment agreement. This cash bonus could not exceed 150% of Mr. Cole’s base salary for the year ended December 31, 2011 and could not exceed 200% of his base salary for each fiscal year of the term the employment agreement ended after December 31, 2011. The bonus was to be a percentage of the base salary determined based on the level of our consolidated EBITDA against a target level established for such year by the Compensation Committee, in its sole discretion, but with prior consultation with Mr. Cole. Such cash bonus percentages were as follows:

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

Mr. Cole’s annual bonus, if earned, was to be paid in a lump sum cash payment in the calendar year following the calendar year for which such bonus was earned.

Termination Provisions

Under Mr. Cole’s employment agreement, if we had terminated Mr. Cole’s employment for “cause” or if Mr. Cole had terminated his employment without “good reason”, he would have received his earned and/or accrued but unpaid compensation, other than any bonus compensation, then due to him and shares of common stock in respect of any of his already vested 2011 RSUs and 2011 PSUs. If we had terminated Mr. Cole’s employment without cause or if Mr. Cole had terminated his employment for good reason, he would have received, in addition to the foregoing, an amount equal to two times his base salary then in effect plus any previously earned but unpaid annual bonus for a prior fiscal year and a pro-rata portion of the annual bonus for the year of termination. In addition, that portion of his 2011 PSUs subject to vesting in the year of termination based on performance goals achieved as of the date of termination, and 75% of his unvested 2011 RSUs, would have vested. If Mr. Cole’s employment had been terminated by us without cause or by him for good reason within 12 months of a change in control, the amount of his base salary-related payment would have increased to three times, instead of two times, his base salary then in effect. On a change in control, any remaining unvested 2011 PSUs and 2011 RSUs would have vested immediately.

If Mr. Cole’s employment had terminated as a result of his disability or death, he or his estate would have been entitled to any previously earned and unpaid compensation then due to him plus any previously earned but unpaid annual bonus for the prior fiscal year, and a pro-rata portion of the annual bonus for the year of such termination. In addition, in respect of termination as result of a disability, that portion of his 2011 PSUs subject to vesting in the year of termination based on performance goals achieved as of the date of termination, and 50% of his unvested 2011 RSUs, would have vested. In respect of a termination as a result of death, 100% of the remaining unvested 2011 PSUs and 2011 RSUs would have vested.

The employment agreement with Mr. Cole also contained certain non-competition and non-solicitation covenants restricting certain activities for periods equal to the term of the agreement and any renewal period plus one and two years, respectively, after the agreement is terminated for any reason. See further discussion above under “Mr. Cole’s Former Employment Agreement”.

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

In addition, pursuant to his employment agreement, Mr. Lupinacci was granted an award of 47,322 2014 PSUs of which 7,915 shares underlying such 2014 PSUs vested as of December 31, 2014 as follows: no shares vested based on achievement of EBITDA Growth of $263.8 million, 3,077 shares vested based on achievement of $2.24 EPS Growth, and 4,837 vested based on achievement of $125 million of Free Cash Flow. See “Mr. Lupinacci’s Performance Based Stock Awards” above for a more detailed discussion.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2015 for our named executive officers.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Vesting Date of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)	(#)	(#)	($)		(#)		($)	(#)	($)
Peter Cuneo	—	—	—	—	—	—	—	—	—	—

David Jones	—	—	—	—	—	13,687	12/31/2016	93,482	13,687	93,482
	—	—	—	—	—	13,687	12/31/2017	93,482	13,687	93,482

David Blumberg	15,000	—	—	22.51	4/26/2016	—	—	—	—	—
	15,000	—	—	18.36	10/26/2016	—	—	—	—	—
	15,000	—	—	17.16	9/21/2019	—	—	—	—	—

Jason Schaefer	—	—	—	—	—	—	—	—	11,897	81,256

Neil Cole(1)	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—
Jeff Lupinacci(2)	—	—	—	—	—	—	—	—	—	—
Seth Horowitz(3)	—	—	—	—	—	—	—	—	—	—

(1)	As described above under “Narrative Disclosure to Summary Compensation Table and Plan-based Awards Table—Employment Agreement—Former Employees—Neil Cole—Term Sheet” there were 455,373 shares of common stock underlying PSUs that were eligible for vesting for Mr. Cole subject to the terms of a binding term sheet that we entered into with him. These shares included 113,843 shares of common stock underlying 2011 PSUs that vested on December 31, 2015, and, therefore, no equity awards were outstanding at December 31, 2015.
(2)	Mr. Lupinacci ceased being an executive officer in March 2015.
(3)	Mr. Horowitz ceased being an executive officer in April 2015.

Grant dates and vesting dates for all outstanding equity awards at December 31, 2015 are as follows:

Name	Number of Securities Underlying Unvested Restricted Stock(1) (#)	Number of Securities Underlying Unexercised Options Exercisable (#)	Grant Date	Vesting Date
Peter Cuneo	—	—	—	—

David Jones	13,687	—	7/6/2015	12/31/2016
	13,687	—	7/6/2015	12/31/2017
	13,687	—	7/6/2015	12/31/2016
	13,687	—	7/6/2015	12/31/2017

David Blumberg	4,752	—	4/30/2015	4/30/2016
	4,751	—	4/30/2015	4/30/2017

Jason Schaefer	11,897	—	9/9/2013	12/31/2016

Neil Cole(2)	—	—	—	—
	—	—	—	—
	—	—	—	—
Jeff Lupinacci(3)	—	—	—	—
Seth Horowitz(4)	—	—	—	—

(1)	Includes both restricted stock and performance-based awards.
(2)	Mr. Cole resigned in August 2015. See “Narrative Disclosure to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements—Former Employees—Neil Cole—Term Sheet.”
(3)	Mr. Lupinacci ceased being an executive officer in March 2015.
(4)	Mr. Horowitz ceased being an executive officer in April 2015.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding exercise of options and vesting of restricted stock held by our named executive officers during the year ended December 31, 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(1) (#)	Value Realized on Exercise(2) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Peter Cuneo(3)			60,000		$1,176,000

David Jones(4)			6,843		$46,740
			2,281		$15,579

David Blumberg(5)			46,916		$320,436
			16,667		$113,836
			5,940		$156,281
	15,000	$166,950

Jason Schaefer(6)			3,966		$27,088

Neil Cole(7)			113,844 51,230	$ $	777,555 1,036,373

Jeff Lupinacci (8)			—		—

Seth Horowitz (9)			25,000		$170,750

(1)	The number of shares reflects the gross amount issued upon the exercise of the options and does not give effect to the withholding of a portion of the shares by us to satisfy certain withholding tax liability of the person exercising the options.
(2)	Included in this column is the aggregate dollar amount realized by the named executive officer upon exercise of the options.
(3)	Represents a grant of 60,000 fully vested shares of restricted stock on August 6, 2015 in connection with Mr. Cuneo’s employment as Interim Chief Executive Officer.
(4)	Represents 6,843 shares of common stock underlying 2015 RSUs that vested on December 31, 2015 and 2,281 shares of common stock underlying 2015 PSUs that were deemed earned by the Compensation Committee for the year ended December 31, 2015.
(5)	Represents 16,667 shares of common stock underlying 2013 RSUs that vested on December 31, 2015 and 52,856 shares of common stock underlying 2013 PSUs that were deemed earned by the Compensation Committee for the year ended December 31, 2015.
(6)	Represents 3,966 shares of common stock underlying 2013 PSUs that were deemed earned by the Compensation Committee for the year ended December 31, 2015.
(7)	As noted above under “Narrative Disclosure to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements—Former Employees—Neil Cole—Term Sheet” such shares representing common stock underlying 51,230 2011 RSUs that vested as of August 5, 2015 and 113,844 2011 PSUs that were deemed earned by the Compensation Committee for the year ended December 31, 2015 have not been delivered to Mr. Cole and are subject to the terms of the binding term sheet.
(8)	Mr. Lupinacci ceased to be an executive officer of the Company in March 2015 and forfeited his remaining 61,182 unvested 2014 PSUs.
(9)	Represents 25,000 shares of restricted stock that vested on April 2, 2015 pursuant to the terms of Mr. Horowitz’s April 2, 2012 employment agreement. Mr. Horowitz ceased to be an executive officer of the Company in April 2015 and forfeited the right to receive 61,182 unvested 2014 PSUs, 17,400 unvested 2013 PSUs.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As noted under “—Narrative to Summary Compensation Table-and Plan-Based Awards Table—Employment Agreements”, we have entered into employment agreements with each of our named executive officers. These agreements provide for certain payments and other benefits if a named executive officer’s employment with us is terminated under circumstances specified in his or her respective agreement, including a “change in control” of the Company. A named executive officer’s rights upon the termination of his or her employment will depend upon the circumstances of the termination. With respect to Messrs. Lupinacci and Horowitz, they ceased to be executive in March 2015 and April 2015, respectively. Following their resignation, no further payments were made to them. With respect to Mr. Cole, please see the description of Mr. Cole’s Term Sheet set forth in “Narrative Disclosure to Summary Compensation Table and Plan-Based Award Table—Employment Agreements—Former Employees—Neil Cole—Term Sheet” described above. Therefore, none of Messrs. Cole, Horowitz or Lupinacci are included in the tables below.

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

Covenant	Peter Cuneo	David Jones	David Blumberg	Jason Schaefer

Confidentiality	Infinite duration	Infinite duration	Infinite duration	Infinite duration

Non-solicitation	None	(1)	(2)	(3)

Non-competition	None	(1)	(2)	(3)

Non-interference	None	(1)	(2)	(3)

Non-disparagement	None	None	None	None

(1)	Covenant runs from June 10, 2015 (the date of named executive’s employment agreement with the Company) until December 31, 2017.
(2)	Covenant runs from February 24, 2016 (the date of named executive’s 2016 employment agreement with the Company) until 12 months after the date of named executive officer’s termination (as defined in the 2016 employment agreement) with respect to specified “competing entities” as specifically set forth in the 2016 employment agreement.
(3)	Covenant runs from August 19, 2013 (the date of named executive’s employment agreement with the Company) until December 31, 2016.

Termination Payments (without a change in control)

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the named executive officers under each employment agreement, assuming that a termination circumstance occurred as of December 31, 2015 and a “change in control” had not occurred:

Type of Payment	Termination Event	Peter Cuneo	David Jones (1)	Jason Schaefer(1)	David Blumberg(1)
Payment of earned but unpaid salary, unreimbursed expense, and accrued but unused vacation time(2)	Termination for Cause or by executive without Good Reason	None	None	None	None

Earned but unpaid bonuses(2)	Termination without Cause or by executive for Good Reason, death or disability	None	None	None	None

Lump Sum Severance Payment	Termination without Cause or by executive for Good Reason	$343,750	$1,150,000	$450,000	$45,834

Pro rata portion of current year bonuses	Disability, termination without Cause, or termination by executive for Good Reason	None	None	None	None

Continued coverage under medical, dental, hospitalization and life insurance plans	Disability, termination without Cause, or termination by executive for Good Reason	None	$59,294	$58,794	$59,009

(1)	See employment agreement descriptions beginning on page 33 for information regarding acceleration of vesting and forfeiture of PSUs and RSUs. This chart illustrates hypothetical termination events (without a change in control) as of December 31, 2015.
(2)	At December 31, 2015 each named executive officer is assumed to have received all such payments.

Payments Upon Termination Following a Change of Control

In addition to the payments made upon termination by the Company without cause or termination by the executive for good reason the employment agreement with Mr. Schaefer provides that, if, within twelve months of a “change in control,” their employment is terminated by us without “cause” or they terminate their employment with us for “good reason,” as all such terms are defined in each employment agreement, we are obligated to make a lump-sum severance payment to each such named executive officer equal to $100 less than three times the named executive officer’s “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code). Under the same circumstances, our prior employment agreement with Mr. Blumberg obligates us to make a lump-sum severance payment to Mr. Blumberg equal to $100 less than three times the greater of (i) $400,000 or (ii) the average of the annual cash compensation received by Mr. Blumberg on or after the effective date of his employment agreement in his capacity as an employee of the Company during the “base period” (also as defined in Section 280G of the Internal Revenue Code).

Under the circumstances described in the preceding paragraph, all of the named executive officers (other than Mr. Cuneo) would be entitled to an accelerated vesting and payment of stock options and restricted stock awards granted to that named executive officer. However, the sum of any lump sum payments, the value of any accelerated vesting of stock options and restricted stock awards, and the value of any other benefits payable to the named executive officer, may not equal or exceed an amount that would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code). In respect of these named executive officers, such payment is due within 15 days of the date of such termination.

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the named executive officers would have been entitled upon termination of employment if we had terminated their employment without cause within twelve (12) months following a “change in control” of our Company that (by assumption) occurred on December 31, 2015 and prior to the expiration of their respective employment agreements.

Name	Cash Severance Payment ($)		Continuation of Medical/Welfare Benefits ($)		Present Value of Accelerated Vesting of Equity Awards ($)(1)	Present Value of Accelerated Payment of Bonus ($)	Total Termination Benefits ($)
Peter Cuneo	$343,654		$0	(3)	$409,800	$0	$753,454
David Jones	$2,537,992		$52,294		$467,404	$0	$2,538,799	(4)
Jason Schaefer	$2,220,086		$58,794		$81,257	$0	$1,784,369	(4)
David Blumberg	$2,877,191	(2)	$59,009		$64,905	$0	$3,001,105	(4)

(1)	This amount represents: (a) with respect to all PSUs, or RSUs granted during the 2015 calendar year, the unrealized value of the unvested portion of the respective named executive officer’s PSUs and/or such RSUs based upon the closing price of our common stock on December 31, 2015, and (b) with respect to all other RSUs, the present value of the accelerated vesting of such RSUs. Additionally, this analysis presumes that PSUs with a vesting date of December 31, 2015, whether forfeited on such date or not forfeited on such date, would have become vested in full upon a change of control on December 31, 2015. For 280G purposes, we have assumed that the accelerated vesting of RSUs on a change in control is a “change in control payment.”
(2)	This amount assumes no extension of Mr. Blumberg’s employment agreement after December 31, 2015, though we entered into an employment agreement with Mr. Blumberg on February 24, 2016.
(3)	Mr. Cuneo is not enrolled in any medical plans and does not receive welfare benefits.
(4)	The employment agreement of the named executive officer requires that the total termination benefits that the named executive officer would otherwise be entitled to receive upon a change of control be reduced to the maximum amount that will not result in receipt by the named executive officer of an “excess parachute payment” as defined under 280G of the Code (the “280G Cutback”). The total termination benefits reported in this chart have been reduced by the 280G Cutback, without having reduced any particular component of such benefits.

DIRECTOR COMPENSATION

The Compensation Committee determined that for each full year of service as a director of our company during 2015, each non-employee member of the Board of Directors would receive a cash payment of $80,000 payable one half on January 1st and one half on July 1st, and a number of shares of restricted stock with an aggregate value of $100,000 based on the closing price of the first trading day of each new year, with all of such shares vesting in full on July 1st of the year of grant. Additionally, each Chairperson of the Audit, Compensation and Governance Committees would receive additional cash payments of $25,000, $20,000 and $15,000, respectively.

As described above in “Compensation Discussion and Analysis,” in 2015 the Company made certain changes to Mr. Cuneo’s compensation, in connection with his appointment to the additional role of Interim Chief Executive Officer from August 6, 2015 to March 31, 2016. In connection with the newly-established role of Lead Director, the Compensation Committee set compensation for the Lead Director position at $40,000 annually, in addition to the director compensation amounts noted above. For 2015, Mr. Cohen received the director compensation amounts noted above, plus a pro-rata portion of $40,000 based on his appointment to the additional role of Lead Director beginning August 6, 2015. As previously noted, Mr. Cohen ceased serving as Lead Director on April 1, 2016.

As previously disclosed in a press release furnished with a Form 8-K on August 12, 2015, the Company formed a Special Committee of the Board of Directors in 2015. Each member of the Special Committee received fees for his or her work in 2015. In addition, following Mr. Cole’s resignation in 2015, the Board of Directors formed an Executive Search Committee to conduct a search for our new President and Chief Executive Officer. Each member of the Executive Search Committee also received fees for his or her work in 2015.

The following table sets forth compensation information for 2015 for each person who served as a member of our Board of Directors at any time during 2015 who is not also a current executive officer. An executive officer who serves on our Board of Directors does not receive additional compensation for serving on the Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(9)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Peter Cuneo(2)	168,790	100,000	—	—	—	—		$268,790
Drew Cohen(3)	294,629	100,000	—	—	—	—		$394,629
Barry Emanuel(4)	170,000	100,000	—	—	—	—		$270,000
Mark Friedman(5)	208,500	100,000	—	—	—	$100,000	(6)	$408,500
James A. Marcum(7)	155,000	100,000	—	—	—	—		$255,000
Sue Gove(8)	186,081	100,000	—	—	—	—		$286,081

(1)	Represents the aggregate grant date fair value. See Note 5 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a discussion for the relevant assumptions used in calculating grant date fair value.

(2)	Fees earned or paid in cash to Mr. Cuneo include (i) $80,000 attributable to annual cash director fees; (ii) $73,871 attributable to Special Committee fees from April to August 5, 2015; and (iii) $14,919 attributable to pro-rated portion of annual Audit Committee chairman fee from January 1, 2015 to August 5, 2015. From August 6, 2015 until March 31, 2016, while he served in the role of Interim Chief Executive Officer, Mr. Cuneo did not receive any additional compensation for his service as a director. See “Summary Compensation Table” and “Narrative Disclosure to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements” above for a description of Mr. Cuneo’s employment agreement and details regarding his compensation as Interim Chief Executive Officer.
(3)	Fees earned or paid in cash to Mr. Cohen include (i) $80,000 attributable to annual cash director fees; (ii) $150,000 attributable to Special Committee fees from April to November 2015; (iii) $16,129 attributable to pro-rata portion of Lead Director fee; (iv) $15,000 attributable to annual Nominating and Governance Committee chairman fee; (v) $12,500 attributable to CEO Search Committee co-chair fee; and (vi) $21,000 attributable to CEO Search Committee fees from August to December 2015.
(4)	Fees earned or paid in cash to Mr. Emanuel include (i) $80,000 attributable to annual cash director fees; (ii) $75,000 attributable to Special Committee fees from April to November 2015; and (iii) $15,000 attributable to CEO Search Committee fees from August to December 2015.
(5)	Fees earned or paid in cash to Mr. Friedman include (i) $80,000 attributable to annual cash director fees; (ii) $75,000 attributable to Special Committee fees from April to November 2015; (iii) $20,000 attributable to annual Compensation Committee chairman fee; (iv) $12,500 attributable to CEO Search Committee co-chair fee; and (v) $21,000 attributable to CEO Search Committee fees from August to December 2015.
(6)	Represents $100,000 in consulting fees in connection with a consulting arrangement entered into with Mr. Friedman relating to the provision by Mr. Friedman of investor relations services as noted below under “Item 13. Certain Relationships and Related Transactions, and Director Independence”.
(7)	Fees earned or paid in cash to Mr. Marcum include (i) $80,000 attributable to annual cash director fees and (ii) $75,000 attributable to Special Committee fees from April to November 2015.
(8)	Fees earned or paid in cash to Ms. Gove include (i) $80,000 attributable to annual cash director fees; (ii) $75,000 attributable to Special Committee fees from April to November 2015; (iii) $10,081 attributable to pro-rated portion of annual Audit Committee chairman fee for the period August 6, 2015 to December 2015; and (iv) $21,000 attributable to CEO Search Committee fees from August to December 2015.
(9)	In 2015, there were no outstanding options at fiscal year end for directors. As described above, directors’ annual equity awards vest in full on July 1st of the year of grant. In 2015, there were no unvested stock awards at fiscal year end for directors.

Director Compensation for 2016. Following its annual review of director compensation, the Compensation Committee determined that, other than for Messrs. Cuneo and Cohen, it would not alter cash fees or equity awards for director compensation, and therefore, for each full year of service as a director of our company during 2016, each non-employee member of the Board of Directors will receive a cash payment of $80,000 payable one half on January 1st and one half on July 1st, and a number of shares of restricted stock with an aggregate value of $100,000 based on the closing price of the first trading day of each new year, with such shares vesting in full on July 1st of the year of grant. Additionally, each Chairperson of the Audit, Compensation and Governance Committees will receive additional cash payments of $25,000, $20,000 and $15,000, respectively.

In his role as Executive Chairman, Mr. Cuneo will not receive director compensation. Instead, he will be compensation as discussed under “Narrative Disclosure to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements – Current Employees” above. In addition to the cash fees and equity awards noted above, for 2016 Mr. Cohen will receive a pro-rata portion of Lead Director compensation for the period January 1, 2016 until March 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding beneficial ownership of our common stock as of April 21, 2016 by each of our directors and our named executive officers, all of our executive officers and directors, as a group, and each person known by us to beneficially hold more than five percent of our common stock, based on information obtained from such persons.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock underlying options, warrants, restricted stock units and other convertible securities that are exercisable or convertible within 60 days of April 21, 2016 and shares of our common stock underlying restricted stock awards that vest within 60 days of April 21, 2016 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder’s percentage ownership. The same securities may be beneficially owned by more than one person. Percentage ownership is based on 48,727,378 shares of our common stock outstanding as of April 21, 2016. The address for each beneficial owner, unless otherwise noted, is c/o Iconix Brand Group, Inc. at 1450 Broadway, New York, New York 10018.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Company’s Outstanding Common Stock Beneficially Owned
John Haugh	—		*
David Jones	9,124		*
David Blumberg	168,955	(1)	*
Jason Schaefer	14,758		*
Peter Cuneo	260,838	(2)	*
Drew Cohen	49,640		*
Barry Emanuel	63,645		*
Mark Friedman	53,884		*
James A. Marcum	61,960		*
Sue Gove	17,955		*
BlackRock, Inc. 55 East 52nd Street New York, NY 10022	4,466,652	(3)	9.2%
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	3,085,524	(4)	6.4%
Sports Direct International plc Unit A Brook Park East Shirebrook, England NG20 8RY	5,573,570	(5)	11.5%
Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, Texas 78746	3,945,457	(6)	8.1%
Oppenheimer Funds, Inc. 2 World Financial Center New York, NY 100281	6,000,243	(7)	12.4%
Huber Capital Management, LLC. 2321 Rosecrans Ave, Suite 3245 El Segundo, CA 90024	5,747,736	(8)	11.8%
Loomis & Sayles & Co., L.P. One Financial Center Boston, MA 02111	2,955,290	(9)	6.1%
All directors and executive officers as a group (9 persons)	700,759	(10)	1.4%

*	Less than 1%
(1)	Includes 30,000 shares of common stock issuable upon exercise of options owned by Mr. Blumberg. Includes 99,830 shares held in a margin account as collateral.
(2)	Includes 200,838 shares Mr. Cuneo has pledged as collateral for a line of credit.

(3)	Based on a Schedule 13G/A filed on February 9, 2016, BlackRock, Inc. is deemed to have beneficial ownership of these shares. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares. The BlackRock, Inc., subsidiaries which acquired these shares are BlackRock Advisors, LLC; BlackRock Asset Management Canada Limited; BlackRock Asset Management Ireland Limited; BlackRock Asset Management Schweiz AG; BlackRock Fund Advisors; BlackRock Institutional Trust Company, N.A.; BlackRock Investment Management (Australia) Limited; BlackRock Investment Management (UK) Ltd. and BlackRock Investment Management, LLC. BlackRock, Inc. has sole voting and dispositive power in respect of these shares.
(4)	Based on a Schedule 13G filed on February 10, 2016, The Vanguard Group, Inc. (the “Vanguard Group”) is deemed to have beneficial ownership of these shares, of which (i) 56,972 shares are owned beneficially by Vanguard Fiduciary Trust Company, a wholly owned subsidiary of the Vanguard Group, as a result of its serving as investment manager of collective trust accounts and (ii) 7,500 shares are owned beneficially by Vanguard Investments Australia, Ltd., a wholly owned subsidiary of The Vanguard Group, Inc., as a result of its serving as an investment manager of Australian investment offerings.
(5)	Based on a Schedule 13D/A filed on January 13, 2016, Sports Direct International pcl (“Sports Direct”) is deemed to have an indirect economic interest in these shares. Such interest is held through contracts for differences or “CFDs” with Monecor (London) Limited, trading as ETX Capital. Pursuant to the CFDs, Sports Direct does not have the power to vote or diret the vote, or power to dispose or direct the disposition of the any of the shares, and therefore the beneficial ownership is disclaimed pursuant to Rules 13d-4 and 16a-1(a)(4) of the Securities and Exchange Act of 1934 for Section 13(d) and Section 16(a) purposes.
(6)	Based on a Schedule 13G filed on February 9, 2016, Dimensional Fund Advisors LP is deemed to have beneficial ownership of these shares. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.
(7)	Based on a Schedule 13G jointly filed on February 9, 2016, Oppenheimer Funds, Inc. (“Oppenheimer Funds”) and Oppenheimer Global Opportunities Fund (“Oppenheimer Global Opportunities”) are deemed to have beneficial ownership of these shares. Oppenheimer Funds is an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) and Oppenheimer Global Opportunities is an investment company registered under Section 8 of the Investment Company Act of 1940. Oppenheimer Funds and Oppenheimer Global Opportunities have shared voting power over the securities and disclaim beneficial ownership of such securities.
(8)	Based on a Schedule 13G filed on February 12, 2016, Huber Capital Management LLC is deemed to have beneficial ownership of these shares, of which it has (i) sole power to vote or to direct the vote for 1,937,168 shares; (ii) shared power to vote or to direct the vote for 419,300 shares; (iii) sole power to dispose or to direct the disposition of 5,747,736 shares and (iv) shared power to dispose or to direct the disposition of 0 shares.
(9)	Based on a Schedule 13G filed on February 12, 2016, Loomis Sayles & Co., L.P. (“Loomis Sayles”) is deemed to have beneficial ownership of these shares, of which it has (i) sole power to vote or to direct the vote for 2,150,021 shares; (ii) shared power to vote or to direct the vote for 21,063 shares; (iii) sole power to dispose or to direct the disposition of 2,955,290 shares and (iv) shared power to dispose or to direct the disposition of 0 shares. Loomis Sayles disclaims beneficial ownership of such securities.
(10)	Includes 30,000 shares of common stock issuable upon exercise of options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	70,000	$14.17	2,845,017
Equity compensation plans not approved by security holders	—	$—	—

Total	70,000	$14.17	2,845,017

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

Travel

The Company recorded expenses of approximately $95,000 and $90,000 for FY 2014 and FY 2013, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s former Chairman, Chief Executive Officer and President was the sole owner. There were no such expenses in FY 2015. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

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

Board Independence

Our Board of Directors has determined that Messrs. Cohen, Emanuel, Friedman and Marcum and Ms. Gove are each an “independent director” under the applicable Listing Rules of NASDAQ.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of the Company’s annual financial statements for 2015 and 2014, internal controls over financial reporting and the reviews of the financial statements included in the Company’s Forms 10-Q, comfort letters and consents related to SEC registration statements for 2015 and 2014 totaled approximately $2,272,390 and $999,800, respectively.

Audit-Related Fees. There were approximately $107,710 and $111,100 aggregate fees billed by BDO USA, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and other capital raising activities for 2015 and 2014, respectively, and that are not disclosed in the paragraph captioned “Audit Fees” above.

Tax Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for tax compliance and consulting for 2015 and 2014, were approximately $225,460 and $233,600, respectively.

All Other Fees. There were no fees billed by BDO USA, LLP, for products and services other than the services described in the paragraphs captioned “Audit Fees”, “Audit-Related Fees” and “Tax Fees” above for 2015 and 2014.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO USA, LLP in 2015. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved all the foregoing audit services and permissible non-audit services provided by BDO USA, LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICONIX BRAND GROUP, INC.

Date: April 29, 2016	By:	/s/ John Haugh
John Haugh
President and Chief Executive Officer

/s/ David Jones
David Jones
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Numbers	Description

2.1	Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC(1) +

2.2	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC(2) +

2.3	Purchase Agreement dated as of April 26, 2010 by and among the Company, United Features Syndicate, Inc. and The E.W. Scripps Company(3) +

2.4	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC(4) +

2.5	Asset Purchase Agreement dated October 26, 2011 by and between the Company and Sharper Image Acquisition LLC(5) +

2.6	Asset Purchase Agreement dated October 24, 2012 by and among Iconix Brand Group, Inc., Umbro IP Holdings LLC, Iconix Luxembourg Holdings SÀRL, Umbro International Limited, Nike Global Services Pte. Ltd. and NIKE, Inc(6) +

3.1	Certificate of Incorporation, as amended(9)

3.2	Restated and Amended By-Laws(10)

3.3	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company(40)*

4.1	Indenture, dated May 23, 2011, between the Company and The Bank of New York Mellon Trust, N.A.(11)

4.2	Global Note(11)

4.3	Base Indenture dated November 29, 2012(12)

4.4	Supplemental Indenture dated November 29, 2012(12)

4.5	Supplemental Indenture Series 2013-1 Supplement dated as of June 21, 2013(8)

4.6	Indenture 1.50% Convertible Senior Subordinated Notes Due 2018 dated as of March 18, 2013(39)

4.7	Global Note(39)

4.8	Rights Agreement dated as of January 27, 2016 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent(40)

10.2	2000 Stock Option Plan of the Company(14)*

10.3	2001 Stock Option Plan of the Company(15)*

10.4	2002 Stock Option Plan of the Company(16)*

10.5	Non-Employee Director Stock Incentive Plan(17)*

10.6	401(K) Savings Plan of the Company(18)

10.7	Employment Agreement between Neil Cole and the Company dated January 28, 2008(7)*

10.8	Option Agreement of Neil Cole dated November 29, 1999(18)*

10.9	The Company’s 2006 Equity Incentive Plan and forms of options granted thereunder(19)*

Exhibit Numbers	Description

10.10	Form of Restricted Stock Agreement for officers under the Company’s 2006 Equity Incentive Plan(20)*

10.11	Form of Restricted Stock Agreement for Directors under the Company’s 2006 Equity Incentive Plan(20)*

10.12	Form of Option Agreement under the Company’s 1997 Stock Option Plan(21)*

10.13	Form of Option Agreement under the Company’s 2000 Stock Option Plan(21)*

10.14	Form of Option Agreement under the Company’s 2001 Stock Option Plan(21)*

10.15	Form of Option Agreement under the Company’s 2002 Stock Option Plan(21)*

10.16	Common Stock Purchase Warrant issued to UCC Consulting Corporation(22)

10.17	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company(23)

10.18	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole(24)*

10.19	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole(24)*

10.20	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices(24)

10.21	Iconix Brand Group, Inc. Executive Incentive Bonus Plan(25)*

10.22	Agreement dated May 2008 between the Company and Neil Cole(26)*

10.23	Agreement dated December 24, 2008 between the Company and Neil Cole(27)*

10.24	Form of restricted stock agreement under the 2009 Equity Incentive Plan(28)*

10.25	Form of stock option agreement under the 2009 Equity Incentive Plan(28)*

10.26	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009(28)*

10.27	Restricted Stock Agreement with Warren Clamen dated September 22, 2009(28)*

10.28	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009(28)*

10.29	Employment Agreement dated February 26, 2009 between the Company and David Blumberg(29)*

10.30	Restricted Stock Agreement with David Blumberg dated September 22, 2009(29)*

10.31	Purchase Agreement, dated May 17, 2011, among Iconix Brand Group, Inc., Barclays Capital Inc. and Goldman, Sachs & Co.(11)

10.32	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.33	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company and Goldman, Sachs & Co.(11)

10.34	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.35	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Goldman, Sachs & Co.(11)

Exhibit Numbers	Description

10.36	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.37	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Goldman, Sachs & Co.(11)

10.38	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.39	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Goldman, Sachs & Co.(11)

10.40	Amendment to Employment Agreement between Neil Cole and the Company dated June 17, 2011(30)*

10.41	Restricted Stock Agreement dated June 17, 2011 between the Company and Neil Cole(31)*

10.42	Restricted Stock Performance Unit Agreement dated June 17, 2011 between the Company and Neil Cole(31)*

10.43	Employment Agreement Amendment dated October 7, 2011 between the Company and Warren Clamen(32)*

10.44	Employment Agreement Amendment dated October 7, 2011 between the Company and Andrew Tarshis(32)*

10.45	Revolving Credit Agreement dated as of November 22, 2011 among the Company, as Borrower, and the several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Syndication Agents, Barclays Bank PLC, as Documentation Agent, and Barclays Bank PLC, as Administrative Agent(33)

10.46	Guarantee and Collateral Agreement dated as of November 22, 2011 made by the Company and certain of its Subsidiaries in favor of Barclays Bank PLC, as Administrative Agent(33)

10.47	Employment Agreement dated March 5, 2012 between the Company and David Blumberg(34)*

10.48	Class A-1 Note Purchase Agreement dated November 29, 2012 by and among Registrant, Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, Barclays Bank PLC, as L/C Provider, Barclays Bank PLC as Swingline Lender and Barclays Bank PLC, as Administrative Agent(12)

10.49	Management Agreement dated November 29, 2012 by and among the Co-Issuers, Registrant and Citibank, N.A., as trustee(12)

10.50	Amendment to Employment Agreement entered into February 15, 2013 to be effective February 1, 2013 between the Company and David Blumberg(35) *

10.51	PSU Agreement dated February 15, 2013 between Iconix Brand Group, Inc. and David Blumberg(35)*

10.52	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Executive)(36)*

10.53	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-Executive)(36)*

10.54	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-employee Director)(36)*

10.55	Amended and Restated 2009 Equity Incentive Plan(36)*

10.56	Clawback policy form of Acknowledgement(36)*

10.57	Employment Agreement dated as of August 19, 2013 between the Company and Jason Schaefer(37)*

Exhibit Numbers	Description

10.58	Employment Agreement Amendment dated as of March 18, 2014 between the Company and Seth Horowitz(38)*

10.59	Employment Agreement dated as of March 18, 2014 between the Company and Jeff Lupinacci(38)*

10.60	Purchase Agreement dated March 12, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc.(39)

10.61	Confirmation of OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)

10.62	Confirmation of Additional OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)

10.63	Confirmation of OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)

10.64	Confirmation of Additional OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)

10.65	Employment Agreement dated as of June 10, 2015 between the Company and David Jones(41)*

10.66	Employment Agreement dated as of September 9, 2015 between the Company and F. Peter Cuneo(45)*

10.67	Employment Agreement dated as of February 18, 2016 between the Company and John Haugh(42)*

10.68	Employment Agreement dated as of February 24, 2016 between the Company and David Blumberg(42)*

10.69	Credit Agreement dated as of March 7, 2016 between IBG Borrower LLC, as the borrower (“IBG Borrower”), the Company and certain of IBG Borrower’s wholly-owned subsidiaries, as guarantors, Cortland Capital Market Services LLC, as administrative agent and collateral agent and the lenders party thereto from time to time, including CF ICX LLC and Fortress Credit Co LLC(43)

10.70	Facility Guaranty dated as of March 7, 2016 between the Company and certain wholly-owned subsidiaries of IBG Borrower LLC, as guarantors and Cortland Capital Market Services LLC, as administrative agent and collateral agent(43)

10.71	Security Agreement dated as of March 7, 2016 between the Company, IBG Borrower LLC and certain of its wholly-owned subsidiaries, as Grantors, and Cortland Capital Market Services LLC, as Collateral Agent(43)

10.72	Iconix Brand Group, Inc. 2015 Executive Incentive Plan(44)*

10.73	Reconciliation Tables for Non-GAAP numbers++

21	Subsidiaries of the Company(45)*

23	Consent of BDO USA, LLP(45)*

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002++

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002++

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002(45)*

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002(45)*

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 26, 2011 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 30, 2012 and incorporated by reference herein.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 21, 2013 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 6, 2012 and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 17, 2011 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 29, 2012 and incorporated by reference herein.
(13)	Intentionally omitted.
(14)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.
(16)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.
(17)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
(21)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.
(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.
(25)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.
(26)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.
(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 24, 2008 and incorporated by reference herein.
(28)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
(29)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.
(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 17, 2011 and incorporated by reference herein.
(31)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.
(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 7, 2011 and incorporated by reference herein.
(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 22, 2011 and incorporated by reference herein.

(34)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 5, 2012 and incorporated by reference herein.
(35)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and incorporated by reference herein.
(36)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 and incorporated by reference herein.
(37)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.
(38)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 18, 2014 and incorporated by reference herein.
(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 12, 2013 and incorporated by reference herein.
(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 27, 2016 and incorporated by reference herein,
(41)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated by reference herein.
(42)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 18, 2016 and incorporated by reference herein.
(43)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 7, 2016 and incorporated by reference herein.
(44)	Filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 23, 2015 and incorporated by reference herein.
(45)	Filed as an exhibit to the Company’s Current Report on Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.
*	Denotes management compensation plan or arrangement.
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Iconix Brand Group, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
++	Filed herewith.