Form 10-Q
period 2016-03-31
ICONIX BRAND GROUP, INC.
filed 2016-05-06
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

Common Stock, $.001 Par Value- 48,535,177 shares as of May 2, 2016.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$206,783	$169,971
Restricted cash	40,663	49,544
Accounts receivable, net	96,647	103,792
Other assets – current	42,128	44,116
Total Current Assets	386,221	367,423
Property and equipment:
Furniture, fixtures and equipment	24,424	24,138
Less: Accumulated depreciation	(17,076)	(16,639)
	7,348	7,499
Other Assets:
Other assets	34,351	28,748
Trademarks and other intangibles, net	1,705,235	1,696,524
Investments and joint ventures	141,219	147,312
Goodwill	257,095	257,095
	2,137,900	2,129,679
Total Assets	$2,531,469	$2,504,601
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$50,913	$52,062
Deferred revenue	26,435	29,161
Current portion of long-term debt	61,123	61,123
Other liabilities – current	1,298	3,571
Total current liabilities	139,769	145,917
Deferred income tax liability	188,334	181,193
Other tax liabilities	4,960	4,865
Long-term debt, less current maturities	1,382,122	1,388,269
Other liabilities	18,678	19,550
Total Liabilities	1,733,863	1,739,794
Redeemable Non-Controlling Interest	71,072	69,902
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 80,692 and 80,609, respectively	80	80
Additional paid-in capital	976,324	974,264
Retained earnings	532,125	514,761
Accumulated other comprehensive loss	(50,389)	(60,893)
Less: Treasury stock – 32,040 and 32,028 shares at cost, respectively	(837,249)	(837,179)
Total Iconix Brand Group, Inc. Stockholders’ Equity	620,891	591,033
Non-controlling interest	105,643	103,872
Total Stockholders’ Equity	726,534	694,905
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,531,469	$2,504,601

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2016	2015 (restated)
Licensing revenue	$94,632	$95,814
Selling, general and administrative expenses	51,488	39,690
Depreciation and amortization	1,097	1,337
Equity earnings on joint ventures	(1,193)	(1,187)
Gains on sale of trademarks, net	(10,969)	—
Operating income	54,209	55,974
Other expenses (income):
Interest expense	21,218	21,295
Interest income	(538)	(966)
Other income	(7)	(49,990)
Foreign currency translation gain	(193)	(10,682)
Other expenses (income) – net	20,480	(40,343)
Income before income taxes	33,729	96,317
Provision for income taxes	10,608	27,272
Net income	23,121	69,045
Less: Net income attributable to non-controlling interest	4,505	3,687
Net income attributable to Iconix Brand Group, Inc.	$18,616	$65,358
Earnings per share:
Basic	$0.38	$1.36
Diluted	$0.37	$1.26
Weighted average number of common shares outstanding:
Basic	48,509	48,158
Diluted	50,327	51,909

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2016	2015 (restated)
Net income	$23,121	$69,045
Other comprehensive income (loss):
Foreign currency translation gain (loss)	12,541	(37,736)
Change in fair value of available for sale securities	(2,037)	—
Total other comprehensive income (loss)	10,504	(37,736)
Comprehensive income	$33,625	$31,309
Less: comprehensive income attributable to non-controlling interest	4,505	3,687
Comprehensive income attributable to Iconix Brand Group, Inc.	$29,120	$27,622

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2016

(in thousands)

	Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	In Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2016 -	80,609	$80	$974,264	$514,761	$(60,893)	$(837,179)	$103,872	$694,905
Shares issued on vesting of restricted stock	83	—	—	—	—	—	—	—
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(70)	—	(70)
Compensation expense in connection with restricted stock and stock options	—	—	2,006	—	—	—	—	2,006
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	167	167
Change in redemption value of redeemable non-controlling interest	—	—	—	(1,252)	—	—	—	(1,252)
Change in fair value of available for sale securities	—	—	—	—	(2,037)	—	—	(2,037)
Net income	—	—	—	18,616	—	—	4,505	23,121
Tax benefit related to amortization of convertible notes' discount	—	—	54	—	—	—	—	54
Foreign currency translation	—	—	—	—	12,541	—	—	12,541
Distributions to joint ventures	—	—	—	—	—	—	(2,901)	(2,901)
Balance at March 31, 2016	80,692	$80	$976,324	$532,125	$(50,389)	$(837,249)	$105,643	$726,534

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2016	2015 (restated)
Cash flows from operating activities:
Net income	$23,121	$69,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	450	436
Amortization of trademarks and other intangibles	647	901
Amortization of deferred financing costs and debt discount	1,150	1,241
Amortization of convertible note discount	7,983	7,516
Stock-based compensation expense	2,006	2,570
Non-cash gain on re-measurement of equity investment	—	(49,990)
Provision for doubtful accounts	5,256	1,263
Earnings on equity investments in joint ventures	(1,193)	(1,187)
Distributions from equity investments	704	545
Gain on sale of trademarks, net	(10,969)	—
Deferred income tax provision	7,116	21,403
Gain on foreign currency translation	(193)	(10,682)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	2,965	(10,808)
Other assets – current	(2,011)	7,670
Other assets	2,275	(387)
Deferred revenue	(2,865)	(2,118)
Accounts payable and accrued expenses	(4,391)	(5,283)
Net cash provided by operating activities	32,051	32,135
Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(297)	(977)
Acquisition of interest in Iconix China, net of cash acquired	—	(20,400)
Acquisition of interest in Pony	—	(37,000)
Acquisition of interest in Strawberry Shortcake	—	(95,000)
Issuance of note to American Greetings	—	(10,000)
Proceeds received from note due from American Greetings	1,250	—
Proceeds received from note due from Buffalo International	4,100	3,101
Proceeds from sale of BBC Ice Cream	3,500	—
Proceeds from sale of Badgley Mischka	13,750	—
Proceeds from sale of trademarks and related notes receivable	—	—
Proceeds from sale of fixed assets	—	225
Additions to trademarks	(144)	(46)
Net cash (used in) provided by investing activities	22,159	(160,097)
Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	—	(6,290)
Proceeds from Variable Funding Notes	—	100,000
Prepaid financing costs	(9,430)	—
Payment of long-term debt	(15,282)	(15,281)
Acquisition of interest in Scion	—	—
Additional payment to Purim	(2,000)	(2,000)
Proceeds from sale of trademarks and related notes receivable from consolidated JVs	195	995
Distributions to non-controlling interests	(2,901)	(3,602)
Tax benefit related to amortization of convertible notes' discount	54	54
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	(3,156)
Proceeds from exercise of stock options and warrants	—	—
Restricted cash	8,881	16,854
Net cash provided by (used in) financing activities	(20,483)	87,574
Effect of exchange rate changes on cash	3,085	(5)
Net increase (decrease) in cash and cash equivalents	36,812	(40,393)
Cash and cash equivalents, beginning of period	169,971	128,039
Cash and cash equivalents, end of period	$206,783	$87,646

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash paid during the period:
Income taxes (net of refunds received)	$3,648	$6,132
Interest	$11,540	$11,260
Non-cash investing and financing activities:
Shares repurchased on the open market included in payables	$—	$690
Issuance of shares in connection with purchase of Iconix China	$—	$15,703
Financing costs included in accrued expenses	$165	$—
Note receivable in connection with Strawberry Shortcake acquisition	$—	$9,470
Shares repurchased on vesting of restricted stock included in accrued expenses	$70	$10,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

During the Current Quarter, the Company adopted five new accounting pronouncements.  Refer to Note 16 for further details.

Certain prior period amounts have been reclassified to conform to the current period’s presentation and, restated amounts are provided for prior periods – see Note 18 for further information.

In the Current Quarter, the Company recorded an out-of-period adjustment to reduce accounts receivable by $1.6 million due to balances which originated in FY 2013 and were deemed to have been incorrectly recorded.  The amount is included in selling, general and administrative expenses in the Company’s condensed consolidated income statement for the three months ended March 31, 2016.

Summary of Significant Accounting Policies

Non-controlling Interests / Redeemable Non-controlling Interests

Certain of the Company’s consolidated joint ventures have put options which, if exercised by the Company’s joint venture partner, would require the Company to purchase all or a portion of the joint venture partner’s equity interest in the joint venture.  The Company has determined that these put options are not derivatives under the guidelines prescribed in Accounting Standards Codification (“ASC”) 815. As such, and in accordance with ASC 480-10-S99, as the potential exercise of the put options is outside the control of the Company, the Company has recorded the portion of the non-controlling interest’s equity that may be put to the Company in mezzanine equity in the Company’s consolidated balance sheets as “redeemable non-controlling interest”.  The initial value of the redeemable non-controlling interest represents the fair value of the put option at inception.  This amount recorded at inception is accreted, over a period determined by when the put option becomes exercisable, to what the Company would be obligated to pay to the non-controlling interest holder if the put option was exercised. This accretion is recorded as a credit to redeemable non-controlling interest and a debit to retained earnings resulting in an impact to the consolidated balance sheet only.  For each reporting period, the Company revisits the estimates used to determine the redemption value of the put option when it becomes exercisable and may adjust the remaining put option value and associated accretion accordingly through redeemable non-controlling interest and retained earnings, as necessary.  The terms of each of the outstanding put options are included in the individual discussions of each joint venture, as applicable.  For the Company’s consolidated joint ventures that do not have put options, the non-controlling interest is recorded within equity on the Company’s consolidated balance sheet.

The Company may enter into joint venture agreements with joint venture partners in which the Company allows the joint venture partner to pay a portion of the purchase price in cash at the time of the formation of the joint venture with the remaining cash consideration paid over a specified period of time following the closing of such transaction.  The Company records the amounts due from such joint venture partners as (a) a reduction of non-controlling Interests, net of installment payments, or (b) if installment payments result from the issuance of shares classified as mezzanine equity, as a reduction in Redeemable Non-controlling Interests, net of installment payments (i.e. mezzanine equity), as applicable, in the Company’s consolidated balance sheet accordance with ASC 505-10-45, “Classification of a Receivable from a Shareholder.” The Company accretes the present value discount on these installment payments through interest income on its consolidated statements of operations.

Refer to the Company’s 2015 Annual Report on Form 10-K filed with the SEC on March 30, 2016, as amended, for the Company’s other significant accounting policies.

SEC Comment Letter Process

As disclosed in our Form 10-K for the year ended December 31, 2015, the Company has been engaged in a comment letter process with the Staff of the U.S. Securities and Exchange Commission relating to an ongoing review of the Company’s Form 10-K for the year ended December 31, 2014.  The Company has responded to the Staff with a Confirming Letter on the questions the Staff raised, and remains in a dialogue with the SEC Staff relating to those and certain other comments related to the Company’s future disclosures.  As a result of the comment letter process, the Company’s management team, Audit Committee (the “Audit Committee”) and the Board of Directors (the “Board”) have reviewed the Company’s financial statements and assessed the accounting treatment applied by the Company to its joint ventures and other sales of intellectual property.  See Note 18 for further information related to resolution of these matters.

2. Goodwill and Trademarks and Other Intangibles, net

Goodwill

There were no changes in goodwill during the Current Quarter.  The annual evaluation of the Company’s goodwill, by segment, is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.  In connection with the preparation of the Company’s consolidated financial statements for the fourth quarter of fiscal year 2015, the Company recorded a non-cash goodwill impairment charge of $35.1 million in its men’s segment.  No goodwill impairment was recognized for the other segments of the Company during the fourth quarter of fiscal 2015.  There was no impairment of the Company’s goodwill during the Current Quarter or for the three months ended March 31, 2015 (the “Prior Year Quarter”).

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		March 31, 2016		December 31, 2015
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks and copyrights	Indefinite	$1,702,136	$—	$1,691,411	$—
Definite-lived trademarks	10-15	1,186	297	6,232	3,688
Non-compete agreements	2-15	940	744	940	686
Licensing contracts	1-9	4,872	2,858	4,844	2,529
		$1,709,134	$3,899	$1,703,427	$6,903
Trademarks and other intangibles, net			$1,705,235		$1,696,524

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy, Sharper Image, Umbro, Modern Amusement, Buffalo, Lee Cooper, Hydraulic, Nick Graham, Strawberry Shortcake and Pony have been determined to have an indefinite useful life.  Each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

In connection with the preparation of the Company’s financial statements for the fourth quarter of fiscal year 2015, the Company recorded non-cash impairment charges for indefinite-lived intangible assets (consisting of trademarks) of $362 million and $40 million in the men’s segment and home segment, respectively.  Consistent with ASC Topic 350, there was no impairment of the indefinite-lived trademarks during the Current Quarter or Prior Year Quarter.  Further, consistent with ASC Topic 360, as it relates to the Company’s definite-lived trademarks, there was no impairment during the Current Quarter or Prior Year Quarter.

In February 2016, the Company sold the rights to the Badgley Mischka intellectual property and related assets.  Refer to Note 4 for further details.

Other amortizable intangibles primarily include non-compete agreements and contracts and are amortized on a straight-line basis over their estimated useful lives of 1 to 15 years. Certain trademarks are amortized using estimated useful lives of 10 to 15 years with no residual values.

Amortization expense for intangible assets for the Current Quarter and the Prior Year Quarter was $0.6 million and $0.9 million, respectively.

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

As a result of the 2015 Buy-out, Iconix China is subject to consolidation and is included in the Company’s unaudited condensed consolidated financial statements as of March 2015.

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
$114,744

Other assets consist primarily of securities of a company publicly traded on the Hong Kong Stock Exchange.  These assets are being accounted for as available-for-sale securities.  As such, any increase or decrease in fair value is recorded with accumulated other comprehensive income and is not included on the Company’s consolidated statement of operations.  Refer to Note 5 for further details.

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

As part of this transaction, the Company also acquired, through its ownership of 100% of Iconix China, equity interests in the following private companies with an aggregate fair value of approximately $38.9 million: Candies Shanghai Fashion Co. Ltd. (which can be put by Iconix China to Shanghai La Chappelle Fashion Co., Ltd. for cash based on a pre-determined formula); Mark Ecko

Shanghai MuXiang Apparel & Accessory Co. Limited.; Bai Shi Kou International (Qingdao) Home Products Co. Ltd.; Ningbo Material Girl Fashion Co., Ltd.; Tangli International Holdings Ltd.; and Ai Xi Enterprise (Shanghai) Co. Limited. See section entitled “Investments in Iconix China” for further detail on such investments.

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

Iconix Middle East Joint Venture

In December 2014, the Company formed Iconix MENA (“Iconix Middle East”) a wholly owned subsidiary of the Company and contributed to it substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “Middle East Territory”). Shortly thereafter, Global Brands Group Asia Limited (“GBG”), purchased a 50% interest in Iconix Middle East for approximately $18.8 million. GBG paid $6.3 million in cash upon the closing of the transaction and committed to pay an additional $12.5 million over the 24-month period following closing. As a result of this transaction, the Company incurred $3.1 million of expenses related to its diligence and market analysis in the Iconix Middle East Territory which were paid to GBG and were netted against the purchase price upon the formation of the joint venture. As of March 31, 2016, $6.1 million, net of discount for present value, remaining due to the Company from GBG, is net against the redeemable non-controlling interest on the condensed consolidated balance sheet.

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

LC Partners U.S.

In March 2014, the Company formed LC Partners US, LLC (“LCP”), a wholly-owned subsidiary of the Company, and contributed to it substantially all its rights to the Lee Cooper brand in the US through an agreement with LCP. Shortly thereafter, Rise Partners, LLC (“Rise Partners”), purchased a 50% interest in LCP for $4.0 million, of which $0.8 million in cash was received during FY 2014, with the remaining $3.2 million to be paid in four equal annual installments on the first through the fourth anniversaries of the closing date. As of March 31, 2016, the $2.4 million remaining due to the Company, is netted against the redeemable non-controlling interest on the condensed consolidated balance sheet.

Pursuant to the operating agreement entered into in connection with the formation of LCP, Rise Partners holds specified put rights, relating to its ownership interest in the joint venture.

Put Option: For the 30 day period following (x) a change of control of the Company occurring prior to December 31, 2019; and (y) December 31, 2019, if Rise Partners has paid the purchase price for its interest in LCP in full, Rise Partners may deliver a put notice to the Company for the Company’s purchase of all the equity in LCP held by Rise Partners at a purchase price in cash equal to the greater of: (i) $4.0 million and (ii) an amount equal to (x) 5, multiplied by (y) the product of (1) 0.10 and (2) the amount of net wholesale sales of applicable Lee Cooper branded product sold in the US for the annual period ending December 31, 2019.  The Company is accreting the difference between the fair value of the put option and the non-controlling interest at inception over the approximate six year term of the first put option to retained earnings on the Company’s balance sheet.

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

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Rise Partners, that LCP is a VIE and, as the Company has been determined to be the primary beneficiary, is subject to consolidation. The Company has consolidated this joint venture within the Company’s consolidated financial statements since inception.  The liabilities of the VIE are not material and none of the VIE assets are encumbered by any obligation of the VIE or other entity.

Iconix Israel Joint Venture

In November 2013, the Company formed Iconix Israel. LLC (“Iconix Israel”), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) through an agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million in cash upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As of March 31, 2016, the $0.6 million, remaining due to the Company, from MGS is netted against the non-controlling interest on the condensed consolidated balance sheet.

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

Iconix Southeast Asia Joint Venture

In October 2013, the Company formed Iconix SE Asia Limited (“Iconix SE Asia”), a wholly owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Indonesia, Thailand, Malaysia, Philippines, Singapore, Vietnam, Cambodia, Laos, Brunei, Myanmar, and East Timor (the “South East Asia Territory”). Shortly thereafter, GBG (f/k/a Li + Fung Asia Limited) purchased a 50% interest in Iconix SE Asia for approximately $12.0 million. GBG paid $7.5 million in cash upon the closing of the transaction and committed to pay an additional $4.5 million over the 24-month period following closing. As a result of this transaction, the Company incurred $2.0 million of consulting costs to GBG which were accounted for as a reduction to the cash received.

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

As of March 31, 2016, $7.8 million, net of discount for present value, remaining due to the Company from GBG for the above transactions is netted against the redeemable non-controlling interest on the condensed consolidated balance sheet.

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

Agreed Value—Five-Year Put/Call: (i) Percentage of Iconix SE Asia owned by GBG, multiplied by (ii) 5.5, multiplied by (iii) the greater of the aggregate royalty generated by Iconix SE Asia in respect of the Europe/Turkey Rights, South East Asia Territory Rights and/or Korea Rights (as applicable) for the year ended December 31, 2015 and the year ending December 31, 2018; provided, that the Agreed Value attributable to the Europe/Turkey Rights shall not be less than $7.6 million, plus (iv) in the case of a Full Exercise (i.e., and exercise of all of the Europe/Turkey Rights, South East Asia Territory Rights and Korea Rights), the amount of cash in Iconix SE Asia at such time.

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

Agreed Value – Five-Year Put/Call: (i) Percentage of Iconix SE Asia owned by GBG, multiplied by (ii) 5.5, multiplied by (iii) the greater of the aggregate royalty generated by Iconix SE Asia in respect of the Greater China Territory Rights for the year ended December 31, 2015 and the year ending December 31, 2019; provided, that the Agreed Value attributable to the Greater China Territory Rights shall not be less than $15.5 million, plus (iv) in the case of a Full Exercise, the lesser of the (x) the amount of cash in Iconix SE Asia after payment of the Greater China Territory Rights Put/Call Distribution (as described below) and (y) the maximum amount of distributions allowed by applicable law.

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

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and GBG, that Iconix SE Asia is a VIE and, as the Company has been determined to be the primary beneficiary, is subject to consolidation. The Company has consolidated this joint venture within the Company’s consolidated financial statements since inception as well as at the closing of each of the June 2014 and September 2014 transactions.  The liabilities of the VIE are not material and none of the VIE assets are encumbered by any obligation of the VIE or other entity.

In December 2015, the Company purchased GBG’s effective 50% interest in the Umbro and Lee Cooper trademarks in Greater China for $24.7 million.  The Company, through its wholly-owned subsidiaries, will pay consideration of $24.7 million to GBG which represents GBG’s 50% ownership interest in these trademarks.  Immediately prior to the consummation of this transaction, the Company and its wholly owned subsidiaries had a receivable from GBG of $9.4 million, which represented the balance still owed by GBG from the original September 2014 transaction.  The parties agreed this balance would be set off against the consideration to be paid by the Company.  At closing, the Company paid $3.5 million in cash to GBG and recorded amounts owed to GBG of approximately $5.2 million and $5.4 million, net of discounts, which are recorded in accounts payable and other accrued expenses and other long term liabilities, respectively, on the Company’s condensed consolidated balance sheet as of March 31, 2016.  The excess of the purchase price over the non-controlling interest balance was recorded to additional paid-in-capital.

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

As of March 31, 2016, $5.8 million, net of discount for present value, remaining due to the Company from Buffalo International for the above transactions is netted against the non-controlling interest on the condensed consolidated balance sheet.

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

In February 2014, the Company purchased from New Brands its 50% interest in Iconix Latin America for $42.0 million (the “2014 Buy-out”), which was funded entirely from cash on hand, thereby taking full ownership of 100% of the equity interests in Iconix Latin America.  As a result of the 2014 Buy-out and in accordance with ASC Topic 805, the Company recorded a non-cash pre-tax re-measurement gain of approximately $34.7 million, representing the increase in fair value of its original 50% investment in Iconix Latin America. This re-measurement gain is included in other income on the Company’s consolidated statement of operations in FY 2014. Further, as a result of the 2014 Buy-out, the balance owed to the Company from New Brands was settled. As a result of the 2014 Buy-out, Iconix Latin America is subject to consolidation and is included in the Company’s condensed consolidated financial statements since the time of the 2014 Buy-out.

The Iconix Latin America trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s condensed consolidated statement of operations. The goodwill and trademarks are subject to a test for impairment on an annual basis. The $1.1 million of goodwill resulting from the 2014 Buy-out is deductible for income tax purposes.

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

In January 2014, the Company consented to the purchase of BIV’s 50% ownership interest in Iconix Europe by LF Asia Limited (“LF Asia”), an affiliate of Li & Fung Limited. In exchange for this consent, the Company received $1.5 million from LF Asia. In addition, the Company acquired an additional 1% equity interest in Iconix Europe from LF Asia, and amended the operating agreement (herein referred to as the “IE Operating Agreement”) thereby increasing the Company’s ownership in Iconix Europe to a controlling 51% interest and reducing its preferred profit distribution from Iconix Europe to $3.0 million after which all profits and losses are recognized 51/49 in accordance with each principal’s membership interest percentage.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. As a result of this transaction, the Company owns a 51% membership interest in Iconix Europe compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide the minority shareholder with substantive participating rights in Iconix Europe. As such, Iconix Europe has been subjected to consolidation within the Company’s consolidated financial statements since January 2014.

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

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Top On, Hydraulic IPH is a VIE and, as the Company has been determined to be the primary beneficiary, is subject to consolidation. The Company has consolidated this joint venture within the Company’s consolidated financial statements since inception.  The liabilities of the VIE are not material and none of the VIE assets are encumbered by any obligation of the VIE or other entity.

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

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and NGO, NGX is a VIE and, as the Company has been determined to be the primary beneficiary, is subject to consolidation. The Company has consolidated this joint venture within the Company’s consolidated financial statements since inception.  The liabilities of the VIE are not material and none of the VIE assets are encumbered by any obligation of the VIE or other entity.

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

The Buffalo brand trademarks have been determined by the Company to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s condensed consolidated statement of operations. The goodwill and trademarks are subject to a test for impairment on an annual basis. Of the total consideration paid, $36.9 million (which is net of a discount) has been classified as a note receivable since the fair value of the transaction and the related guaranteed minimum royalties, which the Company will receive through FY 2016 under the BII license agreement could not be established at the acquisition date. As of March 31, 2016, $5.7 million, net of discount for present value, remaining due to the Company from BII for the above transactions is netted against the redeemable non-controlling interest on the condensed consolidated balance sheet.  The $7.1 million of goodwill resulting from this acquisition is deductible for income tax purposes.

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees, Roc Apparel Group LLC (“RAG”), whose principal owner is Shawn “Jay-Z” Carter, for nominal consideration. The Company had determined that this entity is a VIE as defined by ASC 810. However, the Company was not the primary beneficiary of this entity. The investment in this entity was accounted for under the cost method of accounting. Subsequent to March 2009, this investment in RAG was assigned from Scion to the Company. From March 2009 through January 2014, the Company and its partner contributed approximately $11.8 million to Scion, which was deposited as cash collateral under the terms of RAG’s financing agreements. In June 2010, $3.3 million was released from collateral and distributed to the Scion members equally. In July 2014, the lender under such financing arrangement made a cash collateral call, reducing the Company’s restricted cash by $8.5 million. In FY 2014, the Company recorded a $2.7 million charge to reduce this receivable to $5.8 million. RAG caused such amount to be repaid pursuant to a binding term sheet dated April 2015, which resulted in a final agreement on July 6, 2015, between the Company and the managing member of RAG.  As a result of this transaction, the Company wrote down the value of its receivable due from Mr. Carter by approximately $3.8 million, which was included in selling, general and administrative expenses in the Company’s statement of operations in the fourth quarter of FY 2015.  In addition, on July 6, 2015, in accordance with the terms of such final agreement, the Company sold its 16.6% interest in RAG to an affiliate of Shawn “Jay-Z” Carter for nominal consideration.

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

In January 2016, the Company sold its interest in the BBC and Ice Cream brands for $3.5 million.  See Note 4 for further details.

Joint Ventures/Equity Method Investees

The following joint ventures are recorded using the equity method of accounting:

Iconix Australia Joint Venture

In September 2013, the Company formed Iconix Australia, LLC (“Iconix Australia”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Australia and New Zealand (the “Australia territory”) through an agreement with Iconix Australia. Shortly thereafter Pac Brands USA, Inc. (“Pac Brands”) purchased a 50% interest in Iconix Australia for $7.2 million in cash, all of which was received upon closing of this transaction in September 2013. As a result of this transaction, the Company recorded a gain of $4.1 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture.

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

As of March 31, 2016, of the $1.9 million note receivable, approximately $1.0 million is included in other assets – current and $0.9 million is included in other assets on the unaudited condensed consolidated balance sheet.

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Reliance, that Iconix India is not a VIE and not subject to consolidation. The Company has recorded its investment under the equity method of accounting since inception.

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim is entitled to an additional $3.0 million. Through March 31, 2016, a total of $23.0 million was paid to Purim with no remaining amounts due.

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

Investments in Iconix China

Through our ownership of Iconix China (see above), we have equity interests in the following private companies:

Brands Placed	Partner	Ownership by Iconix China	Value of Investment As of March 31, 2016
Candie’s	Candies Shanghai Fashion Co. Ltd.	20%	$10,475
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	2,293
Royal Velvet	Bai Shi Kou International (Qingdao) Home Products Co. Ltd.	20%	384
Material Girl	Ningo Material Girl Fashion Co. Ltd.	20%	3,636
Ed Hardy	Tangli International Holdings Ltd.	20%	13,302
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	11,094
			$41,184

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

In April 2016, Hearst Corporation and Verizon Communications, Inc. entered into an agreement to jointly acquire Complex Media.  The Company will be selling its interest in Complex Media in connection with the transaction, which is expected to close in July 2016.  The purchase price has not been disclosed, but the value of the Company’s ownership interest in Complex Media has increased since the Company’s initial $25.0 million investment.

4. Gains on Sale of Trademarks, Net

The following table details transactions comprising gains on sale of trademarks, net in the condensed consolidated income statements:

Three Months Ended March 31,
2016
BBC and Ice Cream brands	$(593)
Badgley Mischka intellectual property / MJCLK apparel license	11,562
Net gains on sale of trademarks	$10,969

In February 2016, the Company sold the rights to the Badgley Mischka intellectual property and related assets to Titan Industries, Inc. in partnership with the founders, Mark Badgley and James Mischka, and the apparel license MJCLK LLC for $13.8 million in cash.  The Company recognized a gain of $11.6 million as a result of this transaction which has been recorded within gains on sale of trademarks, net on the Company’s condensed consolidated statement of income for the three months ended March 31, 2016.

In January 2016, the Company sold its interest in the BBC and Ice Cream brands for $3.5 million in cash.  The Company recognized a loss of $0.6 million as a result of this transaction which has been recorded within gains on sale of trademarks, net on the Company’s condensed consolidated statement of income for the three months ended March 31, 2016.

There were no gains on sale of trademarks in the Prior Year Quarter.

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

Hedge Instruments

From time to time, the Company will purchase hedge instruments to mitigate income statement risk and cash flow risk of revenue and receivables. As of March 31, 2016, the Company had no hedge instruments other than the 2.50% Convertible Note Hedges and 1.50% Convertible Note Hedges (see Note 6).

Financial Instruments

As of March 31, 2016 and December 31, 2015, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our cost method investments is not readily determinable and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these cost method investments as of March 31, 2016 and December 31, 2015. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion(1)	$1,443,245	$1,291,924	$1,449,392	$1,240,244

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

Additionally, the fair value of the available-for-sale securities acquired as part of the 2015 Buy-out of Iconix China (refer to Note 3 for further details) were $1.9 million and $3.9 million as of March 31, 2016 and December 31, 2015, respectively, with the change in fair value of $2.0 million recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet during the Current Quarter.

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other”, (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during the Current Quarter and Prior Year Quarter.

6. Debt Arrangements

The Company’s debt obligations consist of the following:

	March 31, 2016	December 31, 2015
Senior Secured Notes	$697,626	$712,907
1.50% Convertible Notes	361,873	357,453
2.50% Convertible Notes	297,612	294,048
Variable Funding Note	100,000	100,000
Senior Secured Term Loan(1)	—	—
Unamortized debt issuance costs(2)	(13,866)	(15,016)
Total debt	1,443,245	1,449,392
Less current maturities	61,123	61,123
Total long-term debt	$1,382,122	$1,388,269

(1)

On April 4, 2016, the net proceeds associated with the Senior Secured Term Loan (defined below) were placed into escrow by the lenders for purposes of satisfying the Company’s 2.50% Convertible Notes, which mature in June 2016.  Refer to Note 19 for further details.  In the Current Quarter, the Company paid transaction costs of $9.6 million which have been recorded within other assets on the condensed consolidated balance sheet as of March 31, 2016.   In accordance with ASU 2015-03, the debt discount and debt issuance costs will be reclassed against the net proceeds of the debt facility and presented in long-term debt on the Company’s condensed consolidated balance in Q2 2016.

(2)	During the Current Quarter, the Company retrospectively adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. Refer to Note 16 for further details.

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

As of March 31, 2016 and December 31, 2015, the total principal balance of the Notes was $797.6 million and $812.9 million, respectively, of which $61.1 million was included in the current portion of long-term debt on the Company’s unaudited condensed consolidated balance sheet for each period. As of March 31, 2016 and December 31, 2015, $40.7 million and $49.5 million, respectively, is included in restricted cash on the unaudited condensed consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For each of the Current Quarter and Prior Year Quarter, cash interest expense relating to the Notes was approximately $8.5 million and $8.3 million, respectively.

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

As of March 31, 2016 and December 31, 2015, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $361.9 million and $357.5 million, respectively, and is reflected on the unaudited condensed consolidated balance sheets as follows:

	March 31, 2016	December 31, 2015
Equity component carrying amount	$49,931	$49,931
Unamortized discount	38,127	42,547
Net debt carrying amount	361,873	357,453

For the Current Quarter and Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $4.1 million and $3.9 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For each of the Current Quarter and Prior Year Quarter, cash interest expense relating to the 1.50% Convertible Notes was approximately $3.0 million.

The 1.50% Convertible Notes do not provide for any financial covenants.

On March 18, 2013, the Company used a portion of the proceeds from the 1.50% Convertible Notes to repurchase 2,964,000 shares of its common stock in a private transaction with a third party for $69.0 million. See note 7 for further information on our stock repurchase program.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These

1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of March 31, 2016 and December 31, 2015, the balance of deferred income tax assets related to this transaction was approximately $11.5 million and $13.0 million, respectively.

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

The Company has evaluated the impact of adopting guidance issued under ASC 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through March 31, 2016, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

As of March 31, 2016 and December 31, 2015, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $297.6 million and $294.0 million, respectively, and is reflected on the unaudited condensed consolidated balance sheets as follows:

	March 31, 2016	December 31, 2015
Equity component carrying amount	$35,996	$35,996
Unamortized discount	2,388	5,952
Net debt carrying amount	297,612	294,048

For the Current Quarter and Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.3 million and $3.0 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

The 2.50% Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of March 31, 2016 and December 31, 2015, the balance of deferred income tax assets related to this transaction was approximately $0.8 million and $1.8 million, respectively.

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

The Company has evaluated the impact of adopting guidance issued under ASC 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through March 31, 2016, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Senior Secured Term Loan

On March 7, 2016, the Company entered into a credit agreement (the “Credit Agreement”), among IBG Borrower LLC, the Company’s wholly-owned direct subsidiary, as borrower (“IBG Borrower”), the Company and certain wholly-owned subsidiaries of IBG Borrower, as guarantors (the “Guarantors”), Cortland Capital Market Services LLC, as administrative agent and collateral agent (“Cortland”) and the lenders party thereto from time to time (the “Lenders”), including CF ICX LLC and Fortress Credit Co LLC (“Fortress”). Pursuant to the Credit Agreement, the Lenders are providing to IBG Borrower a senior secured term loan (the “Senior Secured Term Loan”), scheduled to mature on March 7, 2021, in an aggregate principal amount of $300 million and bearing interest at LIBOR (with a floor of 1.50%) plus an applicable margin of 10% per annum.

The net cash proceeds of the Senior Secured Term Loan, which were approximately $265.1 million (after deducting financing, investment banking and legal fees), were, pursuant to the terms of the Credit Agreement, deposited by the Lenders into an escrow account on April 4, 2016 (refer to Note 19 for further details). IBG Borrower deposited into the escrow account certain additional funds, so that the total amount of cash on deposit in the escrow account is sufficient to pay all outstanding obligations, plus accrued interest, under the Company’s 2.50% Convertible Notes due June 2016. The funds in the escrow account must then be used to repay the 2.50% Convertible Notes on or before their maturity, with any remaining funds going toward general corporate purposes permitted under the terms of the Credit Agreement.

Borrowings under the Senior Secured Term Loan amortize yearly at 5% of principal as long as the applicable asset coverage ratio, as defined in the Credit Agreement, remains greater than or equal to 1.65:1.00 as of the end of each fiscal quarter and IBG Borrower timely delivers a compliance certificate to Cortland after each fiscal quarter. If IBG Borrower’s asset coverage ratio measured as of the end of a certain fiscal quarter is 1.25:1.00 or greater but less than 1.45:1.00, or 1.45:1.00 or greater but less than 1.65:1.00, IBG Borrower will be obligated to pay during the subsequent quarter amortization at 25% per annum, or 15% per annum, respectively. IBG Borrower will also pay amortization at 25% per annum if it fails to timely deliver a compliance certificate to Cortland after each fiscal quarter.

IBG Borrower’s obligations under the Senior Secured Term Loan are guaranteed jointly and severally by the Company and the other Guarantors pursuant to a separate facility guaranty. IBG Borrower’s and the Guarantors’ obligations under the Senior Secured Term Loan are secured by first priority liens on and security interests in substantially all assets of IBG Borrower, the Company and the other Guarantors and a pledge of substantially all equity interests of the Company’s subsidiaries (subject to certain limits including with respect to foreign subsidiaries) owned by the Company, IBG Borrower or any other Guarantor. However, the security interests do not cover certain intellectual property and licenses associated with the exploitation of the Company’s Umbro® brand in Greater China, those owned, directly or indirectly by the Company’s subsidiary Iconix Luxembourg Holdings SÀRL or those subject to the Company’s securitization facility. In addition, the pledges exclude certain equity interests of Complex Media, Inc., Marcy Media Holdings, LLC, and the subsidiaries of Iconix China Holdings Limited.

In connection with the Credit Agreement, IBG Borrower, the Company and the other Guarantors have made customary representations and warranties. In addition to adhering with certain customary affirmative covenants, IBG Borrower established a lock-box account, and IBG Borrower, the Company and the other Guarantors entered into account control agreements on certain deposit accounts. The Credit Agreement also mandates that IBG Borrower, the Company and the other Guarantors maintain and allow appraisals of their intellectual property, perform under the terms of certain licenses and other agreements scheduled in the Credit Agreement and report significant changes to or terminations of licenses generating guaranteed minimum royalties of more than $5 million. IBG Borrower must satisfy a minimum asset coverage ratio of 1.25:1.00 and maintain a leverage ratio of no greater than 4.50:1.00.

In addition, the Credit Agreement contains customary negative covenants and events of default. The Credit Agreement limits the ability of IBG Borrower, the Company and the other Guarantors, with respect to themselves, their subsidiaries and certain joint ventures, from, among other things, incurring and prepaying certain indebtedness, granting liens on certain assets, consummating certain types of acquisitions, making fundamental changes (including mergers and consolidations), engaging in substantially different lines of business than those in which they are currently engaged, making restricted payments and amending or terminating certain licenses scheduled in the Credit Agreement. Such restrictions, failure to comply with which may result in an event of default under the terms of the Credit Agreement, are subject to certain customary and specifically negotiated exceptions, as set forth in the Credit Agreement.

If an event of default occurs, in addition to the Interest Rate increasing by an additional 3% per annum Cortland shall, at the request of Lenders holding more than 50% of the then-outstanding principal of the Senior Secured Term Loan, declare payable all unpaid principal and accrued interest and take action to enforce payment in favor of the Lenders. An event of default includes, among other events, a change of control by which a person or group becomes the beneficial owner of 35% of the voting stock of the Company or IBG Borrower or a majority of the board of the Company or IBG Borrower changes during a set period. Subject to the terms of the Credit Agreement, both voluntary and mandatory prepayments will trigger a make whole premium plus 3% of the aggregate principal amount during the first two years of the loan, and will carry a premium of 3% of the aggregate principal amount during the third year of the loan and 1% during the fourth year of the loan, with no premiums payable in subsequent periods.

Debt Maturities

As of March 31, 2016, the Company’s debt maturities on a calendar year basis are as follows:

	Total	April 1 through December 31, 2016	2017	2018	2019	2020	Thereafter
Senior Secured Notes	$697,626	$45,842	$61,123	$61,123	$61,123	$61,123	$407,292
1.50% Convertible Notes (1)	$361,873	—	—	361,873	—	—	—
2.50% Convertible Notes (2) (3)	$297,612	297,612	—	—	—	—	—
Variable Funding Notes	$100,000	—	—	100,000	—	—	—
Total	$1,457,111	$343,454	$61,123	$522,996	$61,123	$61,123	$407,292

(1)

Reflects the net debt carrying amount of the 1.50% Convertible Notes in the condensed consolidated balance sheet as of March 31, 2016, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 1.50% Convertible Notes is $400.0 million.

(2)

Reflects the net debt carrying amount of the 2.50% Convertible Notes in the condensed consolidated balance sheet as of March 31, 2016, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

(3)

In March 2016, the Company entered in to a long-term refinancing arrangement with CF ICX LLC and Fortress Credit Co LLC for an aggregate principal amount of $300 million (see above under “Secured Senior Term Loan” for further details) the proceeds of which are to be used to pay off the 2.50% Convertible Notes.  In accordance with ASC 470, as the terms of the refinancing are readily determinable and the term of the credit agreement is five years (scheduled to mature on March 7, 2021), the Company has classified the 2.50% Convertible Notes as long-term debt on its March 31, 2016 condensed consolidated balance sheet.

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

The following table illustrates the activity under the Repurchase Programs, in the aggregate, for the Current Quarter, FY 2015, FY 2014, FY 2013, FY 2012 and FY 2011:

	# of shares repurchased as part of stock repurchase programs	Cost of shares repurchased (in 000’s)	Weighted Average Price
Q1 2016	—	$—	$—
FY 2015	360,000	12,391	34.42
FY 2014	4,994,578	193,434	38.73
FY 2013	15,812,566	436,419	27.60
FY 2012	7,185,257	125,341	17.44
FY 2011	1,150,000	19,138	16.64
Total, FY 2011 through March 31, 2016	29,502,401	$786,723	$26.67

As of March 31, 2016, $13.3 million and $500.0 million remained available for repurchase under the July 2013 Program and February 2014 Program, respectively.

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

2015 Executive Incentive Plan

On December 4, 2015, the Company’s stockholders approved the Company’s 2015 Executive Incentive Plan (“2015 Plan”).  Under the 2015 Plan, the Company’s officers and other key employees designated by the Compensation Committee are eligible to received awards of cash, common stock or stock units issuable under the Amended and Restated 2009 Plan, or any other combination thereof, awards under the 2015 Plan are based on the achievement of certain pre-determined, non-discretionary performance goals established by the Compensation Committee and are further subject, among other things, the 2015 Plan participant’s continuous employment with the Company until the applicable payment date.

Shares Reserved for Issuance

At March 31, 2016, there were no common shares available for issuance under the Amended and Restated 2009 Plan and, there were no common shares available for issuance under any previous Company plan.

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

There was no compensation expense related to stock option grants or warrant grants during the Current Quarter or Prior Year Quarter as all prior awards have been fully expensed.

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Quarter are as follows:

Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	50,000	$17.18
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at March 31, 2016	50,000	$17.18
Exercisable at March 31, 2016	50,000	$17.18

Warrants	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2016	20,000	$6.64
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at March 31, 2016	20,000	$6.64
Exercisable at March 31, 2016	20,000	$6.64

The weighted average contractual term (in years) of options outstanding and exercisable and warrants outstanding and exercisable as of March 31, 2016 was 1.50 and 2.51, respectively.

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

The following tables summarize information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2016	2,222,508	$20.06
Granted	2,646,139	5.93
Vested	(83,210)	11.45
Forfeited/Canceled	(12,130)	32.79
Non-vested, March 31, 2016	4,773,307	$12.34

The Company has awarded time-based restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a maximum period of approximately 3 years. The cost of the time-based restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. The Company has also awarded performance-based restricted shares of common stock to certain employees. The awards have restriction periods tied to certain performance measures. The cost of the performance-based restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed when the likelihood of those shares being earned is deemed probable.

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was approximately $2.0 million and $2.6 million, respectively. Excluding the compensation expense related to the performance-based restricted stock awards which are tied to achievement of certain performance metrics of the Company, an additional amount of $12.5 million of expense related to time-based restricted shares is expected to be expensed evenly over a period of approximately three years.

Retention Stock

On January 7, 2016, the Company awarded to certain employees a retention stock grant of approximately 1.3 million shares with a then current value of approximately $7.5 million.  The awards cliff vest in three years based on the Company’s total shareholder return measured against a peer group as described in the Company’s Form 10-K/A filed on April 29, 2016.  The measurement period began on the grant date and the beginning measurement amount was calculated based on the 20 day average closing stock price leading up to the grant date.  The measurement period ends on December 31, 2018 and the ending measurement amount is based on the 20 day average closing stock price leading up to December 31, 2018.  The award will vest on a scaled pay out based on the Company’s total shareholder return versus the peer group.

In accordance with ASC 718, the Company valued these shares utilizing a Monte Carlo simulation as the awards are based on market conditions.  Key assumptions utilized in the valuation methodology were stock price at the beginning and end of the period, risk free interest rate, expected dividend yield when simulating total shareholder return, expected dividend yield when simulating the Company’s stock price, stock price volatility, and correlation coefficients.

Short-term Shareholder Rights Plan

On January 27, 2016, the Company announced that its Board of Directors adopted a short-term shareholder rights plan (the “Rights Plan”), which will expire following the 2016 annual meeting of shareholders, absent an extension being approved by shareholders.  The Board of Directors adopted the Rights Plan in light of activity in the Company’s shares occurring prior to the adoption of the Rights Plan, including the accumulation of meaningful positions by holders of derivatives securities, and what the Iconix Board of Directors and management believes is a currently depressed share price for the Company’s common stock.

Pursuant to the Rights Plan, one preferred stock purchase right will be distributed for each share of common stock held by shareholders of record on February 12, 2016.  The rights will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company’s common stock (including in the form of synthetic ownership through derivative positions).  In that situation, each holder of a right (other than, as defined in the Rights Plan, the person or group triggering the rights) will be entitled to purchase, at the then-current exercise price (which was initially set at $30 per right), shares of common stock (and, in certain circumstances, other consideration) having a value of twice the exercise price of the right (a 50% discount).  Rights held by any person or group whose actions trigger the Rights Plan, including potentially counterparties to derivative transactions with such person or group, would become void.  The Rights Plan had no impact on the Company’s financial reporting for the three months ended March 31, 2016 and will not impact any future periods.

Long-Term Incentive Compensation.

On March 31, 2016, the Company approved a new plan for long-term incentive compensation (the “2016 LTIP”) for key employees and granted equity awards under the 2016 LTIP in the aggregate amount of 796,803 shares with a then current value of approximately $6.4 million. For each grantee other than Mr. Haugh, the Company’s Chief Executive Officer, 33% of the award was in the form of restricted stock units (“RSUs”) and 67% of the award was in the form of target level performance stock units (“PSUs”).  Mr. Haugh’s award under the 2016 LTIP consisted of 25% RSUs and 75% PSUs. The RSUs for each grantee vest in three equal installments annually over a three-year period. Other than for Mr. Haugh, the PSUs cliff vest over three years based on the achievement of operating income performance targets established by the Compensation Committee.  One-third of Mr. Haugh’s PSUs shall be converted to time-based awards on December 31, 2016, December 31, 2017 and December 31, 2018, based on the achievement of operating income performance targets established by the Compensation Committee, and such time-based awards shall vest and be settled on December 31, 2018.  To the extent there are not enough shares of common stock to be issued under the Company’s 2009 Amended and Restated Equity Incentive Plan, as amended, or a new stockholder approved equity incentive plan is not approved to satisfy the obligations under the 2016 LTIP, grantees of awards made pursuant to the 2016 LTIP shall be entitled to cash in an amount equal to any shortfall for such shares based on the closing price of the Company’s common stock on the date of vesting.

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, approximately 0.7 million were anti-dilutive, as compared to approximately 0.1 million shares that were anti-dilutive for the Prior Year Quarter.

For the Current Quarter and Prior Year Quarter, none of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive.

For the Current Quarter, warrants issued in connection with the Company’s 1.50% Convertible Notes financing and 2.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation. For the Prior Year Quarter, warrants issued in connection with the Company’s 1.50% Convertible Notes financing and 2.50% Convertible Notes financing were dilutive and therefore were included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended March 31, (unaudited)
(in thousands)	2016	2015
Basic	48,509	48,158
Effect of exercise of stock options	2	99
Effect of assumed vesting of restricted stock	1,816	1,304
Effect of convertible notes subject to conversion	—	2,348
Diluted	50,327	51,909

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

As previously announced, the Company has received a formal order of investigation from the SEC. The Company intends to cooperate fully with the SEC.

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

10. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation is a charitable foundation founded by Neil Cole, the Company’s former Chairman and Chief Executive Officer, for the purpose of raising national awareness about the consequences of teenage pregnancy. As of March 31, 2016 and December 31, 2015, the Company owed the Candie’s Foundation less than $0.1 million. The Company intends to pay-off the entire amount due the Candie’s Foundation during 2016.  As of December 31, 2015, the Candie’s Foundation is no longer considered a related party of the Company.

Other

The Company incurred advertising expenses with Complex Media, Inc. to promote certain of the Company’s men’s brands.  The Company owns a minority interest in Complex Media, Inc. as discussed in Note 3.  There were no advertising expenses with Complex Media, Inc. for the Current Quarter and Prior Year Quarter, respectively, and no related accounts payable as of March 31, 2016 as compared to $0.2 million as of December 31, 2015.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

During the Current Quarter and the Prior Year Quarter, the Company incurred less than $0.1 million per year in consulting fees in connection with a consulting arrangement entered into with Mark Friedman, a member of the Company’s Board of Directors, relating to the provision by Mr. Friedman of investor relations services.  Such consulting agreement was terminated on May 3, 2016.

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  For the Current Quarter and Prior Year Quarter, the Company recognized the following royalty revenue amounts:

	Three Months Ended March 31,
	2016	2015 (restated)
Joint Venture Partner
Global Brands Group Asia Limited (1)	$815	$1,383
Buffalo International ULC	3,438	2,817
Rise Partners, LLC / Top On International Group Limited	496	2,422
M.G.S. Sports Trading Limited	141	122
Pac Brands USA, Inc.	140	216
NGO, LLC	300	202
Albion Equity Partners LLC / GL Damek	412	671
Anthony L&S	—	364
Roc Nation	—	100
	$5,742	$8,297
(1)

Global Brands Group Asia Limited also serves as agent to Peanuts Worldwide for the Greater China Territory for Peanuts brands.  For the Current Quarter and Prior Year Quarter, Global Brands Group Asia Limited earned fees of approximately $0.7 million and $0.8 million, respectively, in its capacity as agent to Peanuts Worldwide.

11.  Income Taxes

The Company computes its expected annual effective income tax rates in accordance with ASC 740 and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual pre-tax income; changes to actual or forecasted permanent book to tax differences; impacts from future tax audits with state, federal or foreign tax authorities; impacts from tax law changes; or change in judgment as to the realizability of deferred tax assets. The Company identifies items which are not normal and are non-recurring in nature and treats these as discrete events. The tax effect of discrete items is recorded in the quarter in which the discrete events occur. Due to the volatility of these factors, the Company's consolidated effective income tax rate can change significantly on a quarterly basis.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state and local, and foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes.  In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions. The Company recognized interest expense related to uncertain tax positions of less than $0.1 million in the Current Quarter as compared to none during the Prior Year Quarter. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company’s consolidated effective tax rate was 31.5% and 28.3% for the Current Quarter and Prior Year Quarter, respectively.

Effective March 31, 2016, the Company has early adopted the guidance under ASU 2015-17, on a retrospective basis, concerning simplified presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. Adoption of this guidance resulted in reclassification of our net current deferred tax assets of approximately $2.4 million to the net non-current deferred tax liability in our condensed consolidated balance sheet as of each March 31, 2016 and December 31, 2015.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations; however, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

12. Segment and Geographic Data

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

Reportable data for the Company’s operating segments were as follows:

	Three Months Ended March 31,
	2016	2015 (restated)
Licensing and other revenue:
Men's	$20,228	$23,798
Women's	37,971	38,381
Home	9,477	10,472
Entertainment	26,956	23,163
Corporate	—	—
	$94,632	$95,814
Operating income (loss):
Men's	$11,452	$15,306
Women's	34,015	33,114
Home	8,224	8,669
Entertainment	7,787	8,043
Corporate	(7,269)	(9,158)
	$54,209	$55,974

Licensing and other revenue by category:
Direct-to-retail license	$41,976	$43,071
Wholesale licenses	38,951	41,826
Other licenses	13,705	10,917
Other revenue	—	—
	$94,632	$95,814
Licensing and other revenue by geographic region:
United States	$61,973	$65,443
Japan	9,998	8,059
Other (1)	22,661	22,312
	$94,632	$95,814

(1)	No single country represented 10% of the Company’s revenues within “Other” in this table for the periods presented.

13. Other Assets- Current and Long-Term

	March 31, 2016	December 31, 2015
Other assets- current consisted of the following:
Notes receivables on sale of trademarks (2)	$8,335	$3,892
Note receivable in connection with Strawberry Shortcake acquisition (1)	4,810	5,000
Due from AG (see Note 3)	—	3,437
Prepaid advertising	3,263	2,498
Prepaid expenses	2,257	1,501
Deferred charges	1,565	913
Prepaid taxes	15,508	14,941
Prepaid insurance	1,010	(41)
Due from related parties	3,188	3,293
Other current assets	2,192	8,682
	$42,128	$44,116

(1)

The Note receivable in connection with the Strawberry Shortcake acquisition represents amounts due from AG in respect of non-compete payments pursuant to a License Agreement entered into with AG simultaneously with the closing of the transaction.

(2)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the condensed consolidated balance sheet.  Refer to Note 3 for further details.

	March 31,	December 31,
	2016	2015
Other noncurrent assets consisted of the following:
Due from ABC	$10,060	$11,621
Prepaid financing costs (see Note 6)	9,595	—
Notes receivable on sale of trademarks (1)	5,193	5,029
Prepaid Interest	8,474	8,560
Deposits	621	621
Other noncurrent assets	408	2,917
	$34,351	$28,748

(1)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the condensed consolidated balance sheet.  Refer to Note 3 for further details.

14. Other Liabilities – Current

As of March 31, 2016 and December 31, 2015, other current liabilities include amounts of $1.3 million and $1.6 million, respectively, due to certain joint ventures that are not consolidated with the Company, and $2.0 million due to Purim as of December 31, 2015 related to the MG Icon acquisition which was paid in full during the Current Quarter.  See Note 3 for further details of this transaction.

15. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings which are wholly owned subsidiaries of the Company, located in Luxembourg, is the Euro.  However the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and the Prior Year Quarter, the Company recorded a $0.2 million currency translation gain and a $10.7 million currency translation gain, respectively, that is included in the condensed consolidated statements of income.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and the Prior Year Quarter, we recognized as a component of our comprehensive income, a foreign currency translation gain of $12.5 million and foreign currency translation loss of $37.7 million, respectively, due to changes in foreign exchange rates during the Current Quarter and the Prior Year Quarter.

16. Accounting Pronouncements

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Amendments to the Consolidation Analysis”, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interest in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE.  The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining when the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement.  This ASU is effective for annual and interim periods in fiscal years, including interim periods within those years, beginning after December 15, 2015.  Early adoption is allowed, including early adoption in an interim period.  A reporting enterprise may apply a modified retrospective approach or full retrospective application. The Company adopted the new standard in FY 2016 which did not have a material impact to the Company’s financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, which relates to business combinations and requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined.  This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition, the amendments require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The amendments in this ASU should be applied prospectively to measurement-period adjustments that occur after the effective date of this ASU.  The Company adopted the new standard in FY 2016 and had no impact on the presentation of our financial statements during Q1 2016.

In November 2015, the FASB issued ASU No. 2015-17, which eliminates the guidance in ASC Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet.  The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet.  At March 31, 2016 and December 31, 2015, the Company had $2.4 million and $2.4 million, respectively, in deferred tax assets, which were previously classified as a current asset on our condensed consolidated balance sheet and, under the new standard, have been classified as a reduction from net non-current deferred income tax liability.  The ASU has been applied to the Company’s financial statements retrospectively.

In April 2015, the FASB issued ASU No. 2015-03, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. At March 31, 2016 and December 31, 2015, the Company had $13.9 million and $15.0 million, respectively in unamortized debt issuance costs, which were previously classified as other assets on our condensed consolidated balance sheet and, under the new standard, have been classified as a deduction from debt. There has been no effect on the condensed consolidated statements of comprehensive income due to the adoption of the ASU. The ASU has been applied to the Company’s financial statements retrospectively.

In April 2015, the FASB issued ASU No. 2015-05, “Customers' Accounting for Fees Paid in a Cloud Computing Arrangement” ("ASU 2015-05"). ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company adopted the new standard in FY 2016 which did not have a material impact to our financial statements.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted as of the original effective date of December 15, 2016 in ASU 2014-09. Companies will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. We are currently evaluating the impact of adopting this guidance.

In January 2016, FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, includes amendments on recognition, measurement, presentation, and disclosure of financial instruments.  It requires an entity to (1) measure equity investments at fair value through net income, with certain exceptions; (2) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (3) present financial assets and financial liabilities by measurement category and form of financial asset; (4) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (5) assess a valuation allowance on deferred tax assets related to unrealized losses on available-for-sale debt securities in connection with other deferred tax assets.  The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes.  The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.  The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Certain provisions of the ASU are eligible for early adoption.  The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, “Contingent Put and Call Options in Debt Instruments” which clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASU paragraph 815-15-25-24.  Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related.  The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  However, if the entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of that fiscal year.  The ASU requires a modified retrospective transition approach, with a cumulative catch-up adjustment to opening retained earnings in the period of adoption.  For instruments that are eligible for the fair value option, an entity has a one-time option to irrevocably elect to measure the debt instrument affected by the ASU in its entirety at fair value with changes in fair value recognized in earnings.  We are currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU No. 2016-07, “Simplifying the Transition to the Equity Method of Accounting”, which requires an investor to apply the equity method of accounting only from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee.  This ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting.  The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  This ASU should be applied prospectively upon its effective date to increases in the level of ownership interest or degree of influence that result in the application of the equity method.  Early adoption is permitted.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”.  ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows.  The new standard is effective for annual and interim periods in fiscal years beginning after December 31, 2016, and early adoption is permitted in any interim or annual period provided that the entire ASU is adopted.  We are currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which introduces targeted amendments intended to simplify the accounting for stock compensation.  The ASU was issued as part of the FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions.  The ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classifications for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classifications.  The ASU is effective for public business entities in annual and interim periods in fiscal years beginning after December 15, 2016.  Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted.  If any entity early adopts the ASU in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  We are currently evaluating the impact of adopting this guidance.

17. Other Matters

During the Current Quarter and the Prior Year Quarter, the Company included in its selling, general and administrative expenses approximately $5.5 million and $0.4 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation, the previously disclosed class action and derivative litigations, and costs related to the transition of the Company’s management.

18. Restatement

SEC Comment Letter Process.

As disclosed in our Form 10-K for the year ended December 31, 2015, the Company has been engaged in a comment letter process with the Staff of the U.S. Securities and Exchange Commission relating to an ongoing review of the Company’s Form 10-K for the year ended December 31, 2014.  The Company has responded to the Staff with a Confirming Letter on the questions the Staff raised, and remains in a dialogue with the SEC Staff relating to those and certain other comments related to the Company’s future disclosures.  As a result of the comment letter process, the Company’s management team, Audit Committee (the “Audit Committee”) and the Board of Directors (the “Board”) have reviewed the Company’s financial statements and assessed the accounting treatment applied by the Company to its joint ventures and other sales of intellectual property.

Based on this review and assessment, the Board, the Audit Committee and the Company’s management team, on February 11, 2016, concluded that the Company would restate its historical financial statements (the “Restatement”) to address the following accounting matters: (i) consolidate the financial statements of the Iconix Canada, Iconix Israel, Iconix Southeast Asia, Iconix MENA and LC Partners US joint ventures with the Company’s financial statements, and eliminate the previously reported gains on sale which were recorded at the time these transactions were consummated (including subsequent June 2014 and September 2014 transactions with respect to Iconix Southeast Asia), (ii) record the recalculated cost basis of the trademarks contributed to certain joint ventures which are recorded under the equity method of accounting at the time of consummation of the transactions (which also affected years prior to FY 2013), (iii) record the recalculated cost basis of the Umbro brand in the territory of Korea (which closed in December 2013) and the e-commerce and U.S. catalog rights in respect of the Sharper Image brand (which closed in June 2014) to determine the amount of the gain that should have been recorded at the time of the sale, (iv) reclassify the presentation of its statement of operations to reflect gains on sales of trademarks (to joint ventures or third parties) as a separate line item above the Operating Income line, and not as revenue as historically reflected, and (v) reclassify the Equity Earnings on Joint Ventures line to above the Operating Income line, from its previous location within the Other Expenses section.

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

The impact of all of the changes described above on the Company’s previously reported consolidated financial statements for the years ended December 31, 2013 and December 31, 2014 were reflected in the financial statements included in the Company’s Form 10-K for the year ended December 31, 2015 filed on March 30, 2016, as amended.  The impact of these changes on the Company’s previously reported financial statements for the quarter ended March 31, 2015 are identified in the table below:

	Three Months Ended March 31, 2015 (unaudited)
	As Previously Reported	Adjustments	As Restated
Licensing revenue	$93,797	$2,017	$95,814
Total revenue	93,797	2,017	95,814
Selling, general and administrative expenses	39,871	(181)	39,690
Depreciation and amortization	1,337	—	1,337
Equity earnings on joint ventures (1)	—	(1,187)	(1,187)
Operating income	52,589	3,385	55,974
Other expenses (income) - net (1)	(40,528)	185	(40,343)
Income before taxes	93,117	3,200	96,317
Provision for income taxes	26,365	907	27,272
Net income	66,752	2,293	69,045
Less: Net income attributable to non-controlling interest	3,067	620	3,687
Net income attributable to Iconix Brand Group, Inc.	$63,685	$1,673	$65,358

Earnings per share:
Basic	$1.32	$0.04	$1.36
Diluted	$1.23	$0.03	$1.26

Comprehensive income	$28,521	$2,788	$31,309
Comprehensive income attributable to Iconix Brand Group, Inc.	$25,454	$2,168	$27,622

(1)	Equity earnings from joint ventures was previously reported within other expenses – net and has been reclassified and is being presented as a component of operating income.

The Company intends to amend its Forms 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2015 to reflect the restatement adjustments applicable to the periods presented therein.

19.  Subsequent Events

In April 2016, the Company through its wholly-owned subsidiary, IBG Borrower LLC, entered in to an agreement with Galore Media, Inc. (Galore), a marketing company formed in FY 2015 and still in a development stage.  Under the agreement, the Company purchased 50,050 shares of Series A Preferred Stock of Galore for $0.5 million as well as entered into an arrangement whereby the Company agreed to purchase up to $0.5 million of marketing services from Galore in FY 2016.  In connection with the marketing services arrangement, the Company received a warrant that could be exercised into additional shares of Galore’s Series A Preferred Stock at a nominal exercise price as the Company purchased specified levels of marketing services.  The Series A Preferred Stock carries voting rights, and the holders of the Series A Preferred Stock have the collective right to appoint one of five members of the Board of Directors as long as there are at least 48,000 Series A Preferred Shares outstanding. Given this arrangement, the Company will have an investment of approximately 11% in Galore.

On April 4, 2016 (“the Closing Date”) upon satisfaction of applicable conditions, the Company received the net proceeds of $265.1 million associated with the Secured Senior Term Loan.  Refer to Note 6 for further details on this debt facility.  IBG Borrower deposited additional funds representing the difference between such net cash proceeds and the principal amount of the 1.50% Convertible Notes and interest payable thereon through their maturity, into an escrow account.  Effective as of the Closing Date, the funds in the escrow account may be released to IBG Borrower from time to time, subject to the satisfaction of customary conditions precedent upon each withdrawal, exclusively to finance repurchases of, or at the maturity date thereof to repay in full, the 1.50% Convertible Notes. The Company may determine to make these repurchases in the open market or privately negotiated transactions, depending on prevailing market conditions and other factors.

In April 2016, Hearst Corporation and Verizon Communications, Inc. entered into an agreement to jointly acquire Complex Media.  The Company will be selling its interest in Complex Media in connection with the transaction which is expected to close in July 2016.

In April 2016, the Company repurchased an aggregate principal amount of $143.9 million of the 2.50% Convertible Notes for an aggregate amount equal to $145.3 million (inclusive of $1.4 million of accrued and unpaid interest).  Excluding $0.4 million of broker fees, the Company used the amounts included in the escrow account associated with the Senior Secured Term Loan (refer to Note 6 for further detail) for these repurchases of debt.

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

As of March 31, 2016, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer  ® , Rampage  ® , Mudd  ® , London Fog  ® , Mossimo  ® , Ocean Pacific/OP  ® , Danskin /Danskin Now ® , Rocawear  ®  /Roc Nation  ® , Artful Dodger  ® , Cannon  ® , Royal Velvet  ® , Fieldcrest  ® , Charisma  ® , Starter  ® , Waverly  ® , Ecko Unltd  ®  /Mark Ecko Cut & Sew ® , Zoo York  ® , Sharper Image  ® , Umbro  ®  , Lee Cooper  ®  and Strawberry Shortcake  ® ; and interests in Material Girl  ® , Peanuts  ® , Ed Hardy  ® , Truth or Dare  ® , Modern Amusement  ® , Buffalo  ® , Nick Graham  ® , Hydraulic ®  and Pony ® .

The Company looks to monetize the Intellectual Property (herein referred to as “IP”) related to its brands throughout the world and in all relevant categories by licensing directly with leading retailers (herein referred to as “direct to retail” or “DTR”), through a consortia of wholesale licensees, through joint ventures in specific territories and via other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels from the mass tier to the luxury market and, in the case of the Peanuts and Strawberry Shortcake brands, through various media outlets, including television, movies, digital and mobile content. The licensees are responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with marketing, advertising and promotional campaigns designed to increase brand awareness. Additionally, the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.  In the case of Peanuts and Strawberry Shortcake brands, we also provide content for licensed media categories.

Globally, the Company has over 50 DTR licenses and more than 1,700 total licenses.  Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and without inventory, production or distribution costs or risks, and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows.  As of April 1, 2016, the Company had over $850 million of aggregate guaranteed royalty revenue over the terms of the Company’s existing contracts excluding renewals.

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

The Company’s primary goal of maximizing the value of its IP also includes, in certain instances, the sale to third parties of a brand’s trademark in specific territories or categories.  As such, the Company evaluates potential offers to acquire some or all of a brand’s IP by comparing whether the offer is more valuable than the Company’s estimate of the current and potential revenue streams to be earned via the Company’s traditional licensing model.  Further, as part of the Company’s evaluation process, it also considers whether or not the buyer’s future development of the brand may help to expand the brand’s overall recognition and global revenue potential.

The Company identifies its operating segments according to how business activities are managed and evaluated. Prior to April 1, 2015, the Company had disclosed one reportable segment. Subsequently, the Company has reviewed its business activities, how they are managed and evaluated, and determined that it would, going forward, reflect five distinct reportable operating segments: men’s, women’s, home, entertainment and corporate. Therefore, the Company has disclosed these reportable segments for the periods shown below.

	Three Months Ended March 31,
	2016	2015 (restated)
Licensing and other revenue:
Men's	$20,228	$23,798
Women's	37,971	38,381
Home	9,477	10,472
Entertainment	26,956	23,163
Corporate	—	—
	$94,632	$95,814
Operating income (loss):
Men's	$11,452	$15,306
Women's	34,015	33,114
Home	8,224	8,669
Entertainment	7,787	8,043
Corporate	(7,269)	(9,158)
	$54,209	$55,974

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total licensing revenue for the Current Quarter was $94.6 million, a 1% decrease as compared to $95.8 million for the Prior Year Quarter. Total licensing revenue was negatively impacted by approximately $1 million due to the sale of the Badgley Mischka brand. The entertainment segment increased 16% from $23.2 million in the Prior Year Quarter to $27.0 million in the Current Quarter mainly driven by a $3.5 million increase in our Peanuts brand. The increase was a result of (i) revenue related to The Peanuts Movie including box office royalties and (ii) increase in licensee activity in Japan. The women’s segment decreased 1% from $38.4 million in the Prior Year Quarter to $38.0 million in the Current Quarter due to the sale of the Badgley Mischka brand. Excluding Badgley Mischka, the women’s segment was up 2% driven by our Danskin Now brand at Walmart. The men’s segment decreased 15% from $23.8 million in the Prior Year Quarter to $20.2 million in the Current Quarter mainly due to weakness in our Rocawear and Starter brands. The home segment decreased 10% from $10.5 million in the Prior Year Quarter to $9.5 million in the Current Quarter mainly due to a decrease in licensing revenue from our Sharper Image brand.

Operating Expenses. Total selling, general and administrative expenses (“SG&A”) was $51.5 million for the Current Quarter as compared to $39.7 million for the Prior Year Quarter, an increase of $11.8 million. SG&A in the entertainment segment increased 26% from $15.1 million in the Prior Year Quarter to $19.0 million in the Current Quarter which was mainly due to increased agent and talent expenses as a result of higher revenues in the Current Quarter from the Peanuts and Strawberry Shortcake brands. SG&A from the women’s segment decreased 21% from $5.7 million in the Prior Year Quarter to $4.5 million in the Current Quarter mainly due to a $1.7 million decrease in advertising costs. SG&A from the men’s segment increased 6% from $8.1 million in the Prior Year Quarter to $8.6 million in the Current Quarter primarily due to a $1.5 million increase in accounts receivables reserves and write-offs offset by a $0.6 million decrease in compensation costs. SG&A from the home segment decreased 28% from $1.8 million in the Prior Year Quarter to $1.3 million in the Current Quarter mainly due to a $0.3 million decrease in advertising costs.  Corporate SG&A increased 101% from $9.0 million in the Prior Year Quarter to $18.1 million primarily due to an increase of $3.1 million in legal and accounting professional fees related to special charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation, and the previously disclosed class action and derivative litigations as well as a $4.4 million increase in compensation costs mostly related to a $1.9 million cash payment paid to Mr. Haugh upon commencement of his employment with the Company in accordance with his employment agreement.

Gain on Sale of Trademarks Gain on Sale of Trademarks was $11.0 million for the Current Quarter, compared to zero in the Prior Year Quarter. The increase was mainly due to an $11.6 million gain realized on the sale of the Badgley Mischka brand slightly offset by a loss on the sale of the Company’s interest in the BBC and Ice Cream brands, which have been included in the corporate segment’s operating income.

Equity Earnings on Joint Ventures. Equity Earnings on Joint Ventures was $1.2 million in income in the Current Quarter, as compared to $1.2 million in income from the Prior Year Quarter. The MG Icon joint venture increased $0.15 million from better performance, while the Scion BBC joint venture decreased $0.25 million as a result of the sale of the Company’s interest in the BBC and Ice Cream brands in the Current Quarter.

Depreciation and Amortization. Depreciation and amortization was $1.1 million for the Current Quarter, compared to $1.3 million in the Prior Year Quarter. The decrease was mainly due to $0.3 million lower amortization costs related to the Ecko brand.

Operating Income. As a result of the variances described above, total operating income for the Current Quarter decreased to $54.2 million, or approximately 57% of total revenue, compared to approximately $56.0 million or approximately 58% of total revenue in the Prior Year Quarter. Operating income from the entertainment segment was $7.8 million in the Current Quarter compared to $8.0 million in the Prior Year Quarter. Operating income from the women’s segment was $34.0 million in the Current Quarter compared to $33.2 million in the Prior Year Quarter. Operating income from the men’s operating segment was $11.5 million in the Current Quarter compared to $15.3 million in the Prior Year Quarter. Operating income from the home segment was $8.2 million in the Current Quarter compared to $8.7 million in the Prior Year Quarter. Corporate operating loss was $7.3 million in the Current Quarter compared to operating loss of $9.2 million in the Prior Year Quarter.

Other Expenses-Net. Other expenses- net were approximately $20.5 million for the Current Quarter as compared to income of $40.3 million for the Prior Year Quarter, an increase of $60.8 million. The increase in other expenses-net was primarily related to a $50.0 million non-cash gain in the Prior Year Quarter related to the fair value re-measurement of our original 50% interest in Iconix China, of which there is no comparable income in the Current Quarter. The additional increase in other expenses-net was due to a decrease of $10.5 million in foreign currency translation gain in the Current Quarter as compared to the Prior Year Quarter primarily due to the decrease in the Euro during the Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 31.5% resulting in a $10.6 million income tax expense, as compared to an effective income tax rate of 28.3% in the Prior Year Quarter which resulted in the $27.3 million income tax expense. The increase in our effective tax rate primarily relates to a larger portion of our income in the Prior Year Quarter being generated and permanently reinvested in countries outside of the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $23.1 million in the Current Quarter, compared to net income of approximately $69.0 million in the Prior Year Quarter, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At March 31, 2016 and December 31, 2015, our cash totaled $206.8 million and $169.9 million, respectively, not including short-term restricted cash of $40.7 million and $49.5 million, respectively.  Our short term restricted cash primarily consists of collection and investment accounts related to our Senior Secured Notes.  In addition, as of March 31, 2016, approximately $87.1 million, or 35.2%, of our cash (including restricted cash) was held in foreign subsidiaries.  Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations.

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

Changes in Working Capital

At March 31, 2016 and December 31, 2015 the working capital ratio (current assets to current liabilities) was 2.76 to 1 and 2.52 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased approximately $0.1 million, from $32.1 million in the Prior Year Quarter to $32.0 million in the Current Quarter. The decrease is primarily due to the decrease of $45.9 million in net income quarter over quarter adjusted for non-cash items of $13.0 million for the Current Quarter as compared to $(26.0) million in the Prior Year Quarter.  The change in the non-cash adjustments are primarily as a result of the non-cash gain of $50.0 million related to the fair value re-measurement of our original 50% interest in Iconix China in the Prior Year Quarter.  These non-cash adjustments are offset by cash used in working capital items of $4.0 million in the Current Quarter as compared to cash used in working capital items of $10.9 million in the Prior Year Quarter.

Investing Activities

Net cash provided by investing activities increased approximately $182.3 million, from cash used in investing activities of $160.1 million in the Prior Year Quarter to cash provided by investing activities of $22.2 million in the Current Quarter. The increase quarter over quarter is primarily due to (i) proceeds from sale of the Company’s interest in the BBC and Ice Cream brands for $3.5 million in cash, (ii) proceeds from sale of the Badgley Mischka intellectual property and related assets for $13.8 million in cash, and (iii) proceeds from note due from American Greetings vs the Prior Year Quarter cash used for  (i) our purchase of the Strawberry Shortcake brand for $105 million in cash, (ii) our purchase of the remaining 50% interest in Iconix China for $20.4 million in cash, and (iii) our purchase of a 75% interest in the Pony brand for $37.0 million in cash.

Financing Activities

Net cash used in financing activities increased approximately $108.1 million, from cash provided by financing activities of $87.6 million in the Prior Year Quarter to cash used in financing activities of $20.5 million in the Current Quarter. The increase in cash used in financing activities quarter over quarter is due to the proceeds of $100 million from our Variable Funding Notes received in the Prior Year Quarter, for which there were no comparable financing arrangements in the Current Quarter as well as the $9.4 million in prepaid financing costs associated with the Company’s new debt arrangement during the Current Quarter.

Other Matters

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used. Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its 2015 Annual Report on Form 10-K filed with the SEC on March 30, 2016, as amended.

Recent Accounting Pronouncements

See Note 16 of the notes to unaudited condensed consolidated financial statement for recent accounting pronouncements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in our Form 10-K for the fiscal year ended December 31, 2015 and other SEC filings. The words “believe,” “anticipate,” “expect,” “confident,” “project,” “provide,” “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In 2015, weaknesses were identified in certain of the Company’s review controls.  In addition, as a result of the Special Committee’s review (completed in 2015), and the subsequent review undertaken by the Audit Committee of the Board of Directors and current management, certain adjustments were noted that were subsequently recorded by the Company with respect to (i) the 2013 fiscal year and fourth quarter thereof, (ii) the 2014 fiscal year and each quarterly period thereof and (iii) the first and second quarters of 2015, to correct certain errors in accounting. These adjustments include (i) the classification of contractually obligated expenses, retail support and other costs as selling, general and administrative expenses, as opposed to netting such expenses against licensing or other revenue, as applicable, (ii) inadequate support for revenue recognition relating to certain license agreements, and (iii) inadequate estimation of accruals related to retail support for certain license agreements.

As a result of this, the interim principal executive officer and current principal financial and accounting officer concluded that the Company’s disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. This conclusion was described in Management’s Annual Report on Internal Controls Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, and continues to exist as of March 31, 2016.

Notwithstanding the material weakness discussed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 and the adjustments discussed above, our principal executive officer and principal financial and accounting officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2016 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed below.

Addressing the Material Weaknesses

We are in the process of improving our controls to remediate the material weaknesses that existed as of December 31, 2015.  In 2016, the current senior management team is dedicated to continuing its initiative to implement and document policies, procedures, and internal controls, for the purpose of strengthening the internal control environment.  This is also being performed with Audit Committee oversight. Remediation actions include the following:

•

Hired a new President (February 2016) who became the Chief Executive Officer in April 2016, and a new Chief Financial Officer (July 2015); each of whom has taken an active role in closely monitoring the Company’s policies and internal controls.

•	When the new President became Chief Executive Officer in April 2016, the positions of Chief Executive Officer and Board Chairman were separated.

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

The foregoing has been approved by our management, including our current Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings.

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

As previously announced, the Company has received a formal order of investigation from the SEC. The Company intends to cooperate fully with the SEC.

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

See Note 9 of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to certain trademarks.

As of March 31, 2016, our consolidated balance sheet reflects debt of approximately $1,443.2 million (which is net of $13.9 million of debt issuance costs), including secured debt of $797.6 million under our Senior Secured Notes and Variable Funding Notes. In accordance with ASC 470, our 1.50% Convertible Notes and our 2.50% Convertible Notes are included in our $1,443.2 million of consolidated debt at a net debt carrying value of $361.9 million and $297.6 million, respectively; however, the principal amount owed to the holders of our 1.50% Convertible Notes and 2.50% Convertible Notes is $400.0 million (due March 2018) and $300.0 million (due June 2016), respectively. In addition, in March 2016, we entered into the Credit Agreement pursuant to which the lenders thereto are providing us a Senior Secured Term Loan which is scheduled to mature in 2021, the net cash proceeds of which are intended to be used to satisfy the Company’s outstanding obligations under the 2.50% Convertible Notes. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our debt obligations:

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

In addition, as of March 31, 2016, approximately $87.1 million, or 35.2%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

While we believe that by virtue of the cash on our balance sheet as of March 31, 2016, the intended refinance of the 2.50% Convertible Notes through the proceeds of the Senior Secured Term Loan, and the guaranteed minimum and percentage royalty payments due to us under our licenses, we will generate sufficient revenue from our licensing operations to satisfy our obligations for the foreseeable future. In the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees, such that the loss of any of such licensees or their renewal on terms less favorable than today, could slow our growth plans, decrease our revenue and impair our cash flows.

Our licenses with Wal-Mart, Target, Kohl’s and Kmart/Sears represent, each in the aggregate, our four largest direct-to-retail licensees during the Current Quarter, representing approximately 15%, 11%, 6% and 5%, respectively, of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of March 31, 2016, goodwill represented approximately $257.1 million, or approximately 10.1% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,705.2 million, or approximately 67.2% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 – January 31	11,375	$5.89	—	$513,277,115
February 1 – February 29	—	$—	—	$513,277,115
March 1 – March 31	329	$8.27	—	$513,277,115
Total	11,704	$5.95	—	$513,277,115

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

*	Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.73	Employment Agreement dated as of April 28, 2016 between the Company and Peter Cuneo*

Exhibit 31.1	Certification of Interim Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Interim Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: May 6, 2016	/s/ John N. Haugh
John N. Haugh
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2016	/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)