Form 10-Q/A
period 2015-03-31
ICONIX BRAND GROUP, INC.
filed 2016-06-10
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Common Stock, $.001 Par Value-48,647,185 shares as of June 9, 2016.

Unless the context requires otherwise, references in this Form 10-Q/A to the “Company,” “Iconix,” “we,” “us,” “our,” or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries.

EXPLANATORY NOTE — RESTATEMENT OF FINANCIAL INFORMATION

Iconix Brand Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/ A (the “Amended Filing”) to amend certain parts of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2015 (the “Original Filing”) and amended on November 27, 2015 (the “Initial Amendment”).

Background and Effects of the Restatement

SEC Comment Letter Process.

As previously disclosed, the Company has been engaged in a comment letter process with the Staff of the SEC relating to an ongoing review of the Company’s Form 10-K for the year ended December 31, 2014. The Company has responded to the Staff with a Confirming Letter on all of the questions the Staff has raised, and remains in a dialogue with the SEC Staff relating to those and certain other comments related to the Company’s future disclosures. As a result of the comment letter process, the Company’s management team, Audit Committee (the “Audit Committee”) and the Board of Directors (the “Board”) have reviewed the Company’s financial statements and assessed the accounting treatment applied by the Company to its joint ventures and other sales of intellectual property.

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

In conjunction with the Company’s consolidation of the joint ventures noted above, the Company also adjusted its historical financial statements to properly reflect the consideration from joint venture partners (“the redemption value”) as redeemable non-controlling interest for the Iconix Southeast Asia, Iconix MENA and LC Partners US joint ventures as of the date of the formation of the applicable joint venture.  For each period subsequent to the formation of the applicable joint venture, the Company will accrete the change in redemption value up to the date that the Company’s joint venture partner has the right to redeem its respective put option.  Additionally, in accordance with the applicable accounting guidance, the notes receivable, net of discount, received from our joint venture partners as part of the consideration related to the formation of consolidated joint ventures will be netted against non-controlling interest or redeemable non-controlling interest, as applicable.

Other.

In addition, through the Company’s review of various historical transactions, management determined that it would record adjustments to reflect the following:  (i) the reduction of revenue and remeasurement gains associated with certain transactions whereby the Company was not able to establish the fair value of the purchase transaction and subsequent guaranteed minimum royalties, and (ii) record a liability for a royalty credit earned by a specific licensee in fiscal years 2006 through 2008 that will be utilized in fiscal years 2016 through 2020.

Disclosure Controls and Procedures

Management has reassessed its evaluation of the effectiveness of its Disclosure Controls and Procedures as of March 31, 2015.  As a result of that reassessment, management identified material weaknesses in internal controls over financial reporting, and accordingly, has concluded that the Company did not maintain effective Disclosure Controls and Procedures as of March 31, 2015.  The material weaknesses relate to inadequate management review controls which caused the restatement adjustments noted above.  Management has restated its report on Disclosure Controls and Procedures as of March 31, 2015.  For a description of the material weaknesses in internal control over financial reporting and actions taken, and to be taken, to address the material weaknesses, see the Company’s most recently filed Form 10-K.

Items Amended in This Filing

This Amended Filing amends and restates the following items of the Company’s Initial Amendment as of, and for the period ended March 31, 2015.

Part I - Item 1. Financial Statements

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4. Controls and Procedures

Part II – Item 1A. Risk Factors

Part II - Item 6. Exhibits

In accordance with applicable SEC rules, this Amended Filing includes certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from the Company’s Principal Executive Officer and Principal Financial Officer dated as of the date of this Amended Filing.

Except for the items noted above, no other information included in the Initial Amendment is being amended by this Amended Filing. The Amended Filing speaks as of the date of the Original Filing and the Company has not updated the Original Filing to reflect events occurring subsequent to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2015 (restated)	December 31, 2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$86,801	$128,039
Restricted cash	43,550	59,560
Accounts receivable, net	119,774	112,347
Deferred income tax assets	10,326	10,328
Other assets – current	40,519	44,088
Total Current Assets	300,970	354,362
Property and equipment:
Furniture, fixtures and equipment	23,658	22,704
Less: Accumulated depreciation	(15,439)	(14,946)
	8,219	7,758
Other Assets:
Other assets	50,450	51,865
Trademarks and other intangibles, net	2,099,020	1,996,334
Deferred financing costs, net	18,601	19,842
Investments and joint ventures	149,208	110,105
Goodwill	292,734	232,776
	2,610,013	2,410,922
Total Assets	$2,919,202	$2,773,042
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$43,421	$38,655
Deferred revenue	23,195	25,868
Current portion of long-term debt	61,123	61,123
Other liabilities – current	6,214	6,403
Total current liabilities	133,953	132,049
Deferred income tax liability	312,605	299,982
Long-term debt, less current maturities	1,425,189	1,332,954
Other liabilities	15,980	16,924
Total Liabilities	1,887,727	1,781,909
Redeemable Non-Controlling Interest	39,804	39,696
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 80,257 and 79,263, respectively	80	79
Additional paid-in capital	959,252	940,922
Retained earnings	777,928	713,819
Accumulated other comprehensive loss	(61,912)	(24,186)
Less: Treasury stock – 31,796 and 31,310 shares at cost, respectively	(829,409)	(812,429)
Total Iconix Brand Group, Inc. Stockholders’ Equity	845,939	818,205
Non-controlling interest	145,732	133,232
Total Stockholders’ Equity	991,671	951,437
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,919,202	$2,773,042

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2015 (restated)	2014 (restated)
Licensing revenue	$95,814	$110,400
Selling, general and administrative expenses	41,027	47,672
Equity earnings on joint ventures	(1,187)	(1,783)
Operating income	55,974	64,511
Other expenses (income):
Interest expense	21,296	21,156
Interest income	(967)	(923)
Other income	(49,990)	(28,897)
Foreign currency translation loss (gain)	(10,682)	145
Other expenses (income) – net	(40,343)	(8,519)
Income before income taxes	96,317	73,030
Provision for income taxes	27,272	19,998
Net income	69,045	53,032
Less: Net income attributable to non-controlling interest	3,687	3,117
Net income attributable to Iconix Brand Group, Inc.	$65,358	$49,915
Earnings per share:
Basic	$1.36	$1.01
Diluted	$1.26	$0.86
Weighted average number of common shares outstanding:
Basic	48,158	49,522
Diluted	51,909	58,051

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2015 (restated)	2014 (restated)
Net income	$69,045	$53,032
Other comprehensive income:
Foreign currency translation loss	(37,726)	(1,398)
Total other comprehensive loss	(37,726)	(1,398)
Comprehensive income	$31,319	$51,634
Less: comprehensive income attributable to non-controlling interest	3,687	3,117
Comprehensive income attributable to Iconix Brand Group, Inc.	$27,632	$48,517

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2015

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2015 (restated)	79,263	$79	$940,922	$713,819	$(24,186)	$(812,429)	$133,232	$951,437
Issuance of common stock related to acquisition of interest in joint venture	465	0	15,703	—	—	—	—	15,703
Shares issued on vesting of restricted stock	529	1	—	—	—	—	—	1
Shares issued on exercise of stock options and warrants	—	—	—	—	—	—	—	—
Tax benefit of stock option exercises	—	—	54	—	—	—	—	54
Compensation expense in connection with restricted stock	—	—	2,573	—	—	—	—	2,573
Shares repurchased on the open market	—	—	—	—	—	(6,980)	—	(6,980)
Cost of shares repurchased on vesting of restricted stock	—	—	—	—	—	(10,000)	—	(10,000)
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	82	82
Change in redemption value of redeemable non-controlling interest	—	—	—	(1,249)	—	—	—	(1,249)
Net income	—	—	—	65,358	—	—	3,687	69,045
Foreign currency translation	—	—	—	—	(37,726)	—	—	(37,726)
Distributions to joint ventures	—	—	—	—	—	—	(3,602)	(3,602)
Non-controlling interest of acquired companies	—	—	—	—	—	—	12,333	12,333
Balance at March 31, 2015 (restated)	80,257	$80	$959,252	$777,928	$(61,912)	$(829,409)	$145,732	$991,671

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015 (restated)	2014 (restated)
Cash flows from operating activities:
Net income	$69,045	$53,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	436	699
Amortization of trademarks and other intangibles	901	1,495
Amortization of deferred financing costs and debt discount	1,241	1,402
Amortization of convertible note discount	7,516	7,078
Stock-based compensation expense	2,573	2,515
Non-cash gain on re-measurement of equity investment	(49,990)	(28,897)
Provision for doubtful accounts	1,263	1,000
Earnings on equity investments in joint ventures	(1,187)	(1,783)
Distributions from equity investments	545	2,338
Deferred income tax provision	21,403	18,377
(Gain) loss on foreign currency translation	(10,682)	145
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(10,808)	(14,092)
Other assets – current	7,670	(2,380)
Other assets	(387)	(13,759)
Deferred revenue	(2,118)	10,631
Accounts payable and accrued expenses	(7,286)	13,330
Net cash provided by operating activities	30,135	51,131
Cash flows used in investing activities:
Purchases of property and equipment	(976)	(314)
Acquisition of interest in Iconix China, net of cash acquired	(20,400)	—
Acquisition of interest in Pony	(37,000)	—
Acquisition of interest in Strawberry Shortcake	(95,000)	—
Acquisition of interest in Iconix Latin America	—	(42,000)
Issuance of note to American Greetings	(10,000)	—
Proceeds received from note due from Buffalo International	3,101	3,073
Proceeds from sale of fixed assets	225	—
Additions to trademarks	(47)	(244)
Net cash used in investing activities	(160,097)	(39,485)
Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(6,290)	(109,422)
Proceeds from Variable Funding Notes	100,000	—
Payment of long-term debt	(15,281)	(15,312)
Proceeds from sale of trademarks and related notes receivable from consolidated JVs	995	195
Distributions to non-controlling interests	(3,602)	(4,621)
Excess tax benefit from share-based payment arrangements	54	898
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(3,156)	(13,571)
Proceeds from exercise of stock options and warrants	—	1,861
Restricted cash	16,009	1,600
Net cash provided by (used in) financing activities	88,729	(138,372)
Effect of exchange rate changes on cash	(5)	37
Net decrease in cash and cash equivalents	(41,238)	(126,689)
Cash and cash equivalents, beginning of period	128,039	278,789
Cash and cash equivalents, end of period	$86,801	$152,100

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash paid during the period:
Income taxes (net of refunds received)	$6,132	$3,657
Interest	$11,260	$12,314
Non-cash investing and financing activities:
Shares repurchased on the open market included in payables	$690	$3,171
Issuance of shares in connection with purchase of Iconix China	$15,703	$—
Note receivable in connection with Strawberry Shortcake acquisition	$9,509	$—
Shares repurchased on vesting of restricted stock included in accrued expenses	$10,000	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(dollars are in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company”, “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the most recently filed Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period’s presentation and, restated amounts are provided for prior periods – see Note 17 for further information.

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

The Company may enter in to joint venture agreements with joint venture partners in which the Company allows the joint venture partner to pay a portion of the purchase price in cash at the time of the formation of the joint venture with the remaining cash consideration paid over a specified period of time following the closing of such transaction.  The Company records the amounts due from such joint venture partners as (a) a reduction of non-controlling interests, net of installment payments, or (b) if installment payments result from the issuance of shares classified as mezzanine equity, as a reduction in Redeemable Non-controlling Interests, net of installment payments (i.e. mezzanine equity), as applicable, the Company’s consolidated balance sheet in accordance with ASC 505-10-45, “Classification of a Receivable from a Shareholder”.  The Company accretes the present value discount on these installment payments through interest income on its consolidated statement of operations.

SEC Comment Letter Process

As previously disclosed, the Company has been engaged in a comment letter process with the Staff of the U.S. Securities and Exchange Commission relating to an ongoing review of the Company’s Form 10-K for the year ended December 31, 2014.  The Company has responded to the Staff with a Confirming Letter on the questions the Staff raised, and remains in a dialogue with the SEC Staff relating to those and certain other comments related to the Company’s future disclosures.  As a result of the comment letter process, the Company’s management team, Audit Committee and the Board have reviewed the Company’s financial statements and assessed the accounting treatment applied by the Company to its joint ventures and other sales of intellectual property.  See Note 17 for further information related to resolution of these matters.

2. Goodwill and Trademarks and Other Intangibles, net

Goodwill

Goodwill by segment and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

	Women's	Men's	Home	Entertainment	Corporate	Consolidated
Net goodwill at December 31, 2014	$115,462	$53,326	$46,334	$17,654	$—	$232,776
Acquisitions(1)	6,086	17,324	931	35,375	—	59,716
Foreign currency adjustment	—	242	—	—	—	242
Net goodwill at March 31, 2015 (restated)	$121,548	$70,892	$47,265	$53,029	$—	$292,734
(1)

Amounts of goodwill generated from acquisitions have been updated from the previously-issued financial statements for the three months ended March 31, 2015 to reflect the fair values of the assets acquired and liabilities assumed within the final purchase price allocation which was completed in the fourth quarter of FY 2015.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		March 31, 2015 (restated)		December 31, 2014
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks and copyrights	Indefinite	$2,087,276	$—	$1,986,350	$—
Definite-lived trademarks	10-15	19,404	11,264	17,404	10,985
Non-compete agreements	2-15	940	509	940	450
Licensing contracts	1-9	12,437	9,264	11,803	8,728
		$2,120,057	$21,037	$2,016,497	$20,163
Trademarks and other intangibles, net			$2,099,020		$1,996,334

In March 2015, the Company acquired the 50% interest in Iconix China held by its joint venture partner, thereby increasing its ownership in Iconix China to 100%. As a result of this transaction, Iconix China is now consolidated with the Company, which increased the Company’s indefinite lived trademarks by $40.5 million. See Note 3 for further details on this transaction.

In March 2015, the Company acquired the Strawberry Shortcake brand. As a result of this transaction the Company’s indefinite-lived trademarks increased by $55.8 million and licensing contracts increased by $0.5 million. See Note 3 for further details on this transaction.

In February 2015, the Company acquired through its wholly-owned subsidiary, US Pony Holdings, LLC, the rights to the Pony brand in respect of the United States, Canada and Mexico. Immediately following such acquisition, a third party contributed specified assets to US Pony Holdings, LLC in exchange for a 25% non-controlling interest in the entity. As a result of these transactions, US Pony Holdings, LLC is consolidated with the Company, which increased the Company’s indefinite-lived trademarks and licensing contracts by $32.4 million and $0.3 million, respectively. See Note 3 for further details on this transaction.

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

In February 2014, the Company acquired the 50% interest in Iconix Latin America held by its joint venture partner, thereby increasing its ownership in Iconix Latin America to 100%.  As a result of this transaction, Iconix Latin America is now consolidated with the Company, which increased the Company’s indefinite life trademarks by $82.4 million and licensing contracts increased by $0.7 million.

In January 2014, the Company acquired a 1% interest in Iconix Europe, thereby increasing its ownership in Iconix Europe to 51%, in addition, the Iconix Europe agreement was amended to provide for additional rights to the Company.  As a result of this transaction, Iconix Europe is now consolidated with the Company, which increased the Company’s indefinite life trademarks by $27.0 million.  See Note 3 for further explanation of these transactions.

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
$114,744

Other assets consist primarily of securities of a company publicly traded on the Hong Kong Exchange.  These assets are being accounted for as available-for-sale securities.  As such, any increase or decrease in fair value is recorded with accumulated other comprehensive income and is not included in the Company’s consolidated income statement.

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

As part of this transaction, the Company also acquired, through its ownership of 100% of Iconix China, equity interests in the following private companies with an aggregate fair value of approximately $38.9 million: Candies Shanghai Fashion Co. Ltd. (which can be put by Iconix China to Shanghai La Chappelle Fashion Co., Ltd. for cash based on a pre-determined formula); Shanghai MuXiang Apparel & Accessory Co. Limited, Bai Shi Kou International (Qingdao) Home Products Co. Ltd., Ningbo Material Girl Fashion Co., Ltd., Tangli International Holdings Ltd., and Ai Xi Enterprise (Shanghai) Co. Limited. See section entitled “Investments in Iconix China” for further detail on such investments.

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

In accordance with the terms of the asset purchase agreement, at the closing, the Company paid the Seller $105.0 million in cash at closing of which $95.0 million was treated as consideration for the acquisition and the remaining $10.0 million was the issuance of a note due from AG.

The cash paid to the Sellers and the estimated fair value of the assets acquired, is allocated as follows:

Cash paid to sellers by the Company	$95,000
Trademarks	$55,761
License agreements	467
Accounts receivable	3,397
Goodwill	35,375
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

ASC 810- “Consolidations” (“ASC 810”) affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 75% membership interest in Pony Holdings compared to the minority owner’s 25% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide them with substantive participating rights in Pony Holdings. As such, Pony Holdings is subject to consolidation with the Company, which is reflected in the unaudited condensed consolidated financial statements.

For the Current Quarter, post-acquisition, the Company recognized approximately $0.4 million in revenue from Pony Holdings. The $14.7 million of goodwill resulting from the 2015 acquisition is deductible for income tax purposes.

Iconix Middle East Joint Venture

In December 2014, the Company formed Iconix MENA (“Iconix Middle East”) a wholly owned subsidiary of the Company and contributed to it substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “Middle East Territory”). Shortly thereafter, Global Brands Group Asia Limited (“GBG”), purchased a 50% interest in Iconix Middle East for approximately $18.8 million. GBG paid $6.3 million in cash upon the closing of the transaction and committed to pay an additional $12.5 million over the 24-month period following closing. As a result of this transaction, the Company incurred $3.1 million of expenses related to GBG’s diligence and market analysis in the Iconix Middle East Territory. As of March 31, 2015, $12.2 million, net of discount for present value, remaining due to the Company from GBG, is netted against the redeemable non-controlling interest on the condensed consolidated balance sheet.

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

The Company serves as Iconix Middle East’s administrative manager, responsible for arranging for or providing back-offices services, including legal maintenance of trademarks (e.g. renewal of trademark registrations) for the brands in respect of Iconix Middle East Territory. Further Iconix Middle East has access to general brand marketing materials prepared and owned by the Company to refit for use by the joint venture in marketing brands in the Middle East Territory. GBG serves as Iconix Middle East’s local manager, responsible for providing market experience in respect of the applicable territory, managing the joint venture on a day-to-day basis (other than back-office services), identifying potential licensees and assisting the Company in enforcement of license agreements in respect of the applicable territory. The Company receives a monthly fee in connection with the performance of its services as administrative manager in an amount equal to 5% of Iconix Middle East’s gross revenue collected in the prior month (other than in respect of the Umbro and Lee Cooper brands). GBG receives a monthly fee in connection with the performance of its services as local manager in an amount equal to 15% of Iconix Middle East’s gross revenue collected in the prior month (other than in respect of the Umbro and Lee Cooper brands). In addition, following the closing of GBG’s purchase of 50% of Iconix Middle East, GBG received from the Company $3.1 million for expenses related to its diligence and market analysis in the Iconix Middle East Territory, which was accounted for as a reduction to the cash received by the Company in relation to this transaction as of December 31, 2014.

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

LC Partners U.S.

In March 2014, the Company formed LC Partners US, LLC (“LCP”), a wholly-owned subsidiary of the Company, and contributed to it substantially all its rights to the Lee Cooper brand in the US through an agreement with LCP. Shortly thereafter, Rise Partners, LLC (“Rise Partners”), purchased a 50% interest in LCP for $4.0 million, of which $0.8 million in cash was received during FY 2014, with the remaining $3.2 million to be paid in four equal annual installments on the first through the fourth anniversaries of the closing date. As of March 31, 2015, the $2.4 million, remaining due to the Company, is netted against the redeemable non-controlling interest on the condensed consolidated balance sheet.

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

Iconix Israel Joint Venture

In November 2013, the Company formed Iconix Israel. LLC (“Iconix Israel”), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) through an agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million in cash upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As of March 31, 2015, the $1.4 million, remaining due to the Company, from MGS is netted against the non-controlling interest on the condensed consolidated balance sheet.

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

Iconix Southeast Asia Joint Venture

In October 2013, the Company formed Iconix SE Asia Limited (“Iconix SE Asia”), a wholly owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Indonesia, Thailand, Malaysia, Philippines, Singapore, Vietnam, Cambodia, Laos, Brunei, Myanmar, and East Timor (the “South East Asia Territory”). Shortly thereafter, GBG (f/k/a Li + Fung Asia Limited) purchased a 50% interest in Iconix SE Asia for approximately $12.0 million. GBG paid $7.5 million in cash upon the closing of the transaction and committed to pay an additional $4.5 million over the 24-month period following closing. As a result of this transaction, the Company incurred $2.0 million of consulting costs which were provided to GBG and were accounted for as a reduction to the cash received.

In June 2014, the Company contributed substantially all rights to its wholly-owned and controlled brands in the Republic of Korea, and its Ecko, Zoo York, Ed Hardy and Sharper Image Brands in the European Union, and Turkey, in each case, to Iconix SE Asia. In return, GBG agreed to pay the Company $15.9 million, of which $4.0 million was paid in cash at closing. The Company guaranteed minimum distributions of $2.5 million in the aggregate through FY 2015 to GBG from the exploitation in the European Union and Turkey of the brands contributed to Iconix SE Asia as part of this transaction. As a result of this transaction, the Company incurred $5.4 million of marketing costs which were provided to GBG and were accounted for as a reduction to the cash received.  In September 2014, the Company’s subsidiaries contributed substantially all rights to their Lee Cooper and Umbro brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (together, the “Greater China Territory”), to Iconix SE Asia. In return, GBG agreed to pay the Company $21.5 million, of which $4.3 million was paid at closing. The Company guaranteed minimum distributions of $5.1 million in the aggregate through FY 2017 to GBG from the exploitation in the Greater China Territory of the brands contributed to Iconix SE Asia as part of this transaction.

As of March 31, 2015, $28.0 million, net of discount for present value, remaining due to the Company from GBG for the above transactions is netted against the redeemable non-controlling interest on the condensed consolidated balance sheet.

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

The Company serves as Iconix SE Asia’s administrative manager, responsible for arranging for or providing back-office services including legal maintenance of trademarks (e.g. renewal of trademark registrations) for the brands in respect of the territories included in Iconix SE Asia. Further, Iconix SE Asia has access to general brand marketing materials, prepared and owned by the Company, to refit for use by the joint venture in territories included in Iconix SE Asia. GBG serves as Iconix SE Asia’s local manager, responsible for providing market experience in respect of the applicable territory, managing the joint venture on a day-to-day basis (other than back-office services), identifying potential licensees and assisting the Company in enforcement of license agreements in respect of the applicable territory. The Company receives a monthly fee in connection with the performance of its services as administrative manager in an amount equal to 5% of Iconix SE Asia’s gross revenue collected in prior month. GBG receives a monthly fee in connection with the performance of its services as local manager in an amount equal to 15% of Iconix SE Asia’s gross revenue collected in prior month. In October 2013, and in respect of services that commenced in August 2013 and expired on December 31, 2013, the Company executed a Consultancy Agreement with LF Centennial Limited, an affiliate of Li and Fung Asia Limited, for the provision of brand strategy services in Asia to assist the Company in developing its brands. Pursuant to the Consultancy Agreement, the Company paid LF Centennial Limited four installments of $0.5 million for the provision of such services. The aggregate $2.0 million of consulting costs paid to GBG were accounted for as a reduction to the cash received by the Company in relation to this transaction for the year ended December 31, 2013.

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

As of March 31, 2015, $8.6 million, net of discount for present value, remaining due to the Company from Buffalo International for the above transactions is netted against the non-controlling interest on the condensed consolidated balance sheet.

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

As a result of the 2014 Buy-out and in accordance with ASC Topic 805, the Company recorded a non-cash pre-tax re-measurement gain of approximately $34.7 million, representing the increase in fair value of its original 50% investment in Iconix Latin America. This re-measurement gain is included in other income on the Company’s consolidated statement of operations in FY 2014. Further, as a result of the 2014 Buy-out, the balance owed to the Company from New Brands was settled. As a result of the 2014 Buy-out, Iconix Latin America is subject to consolidation and is included in the Company’s condensed consolidated financial statements since the time of the buy-out.

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
$99,103

The Buffalo brand trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s condensed consolidated statement of operations. The goodwill and trademarks are subject to a test for impairment on an annual basis. Of the total consideration paid, $36.9 million (which is net of a discount) has been classified as a note receivable as the fair value of the transaction and the related guaranteed minimum royalties, which the Company will receive through FY 2016 under the BII license agreement could not be established at the acquisition date. As of March 31, 2015, $16.2 million, net of discount for present value, remaining due to the Company from BII for the above transactions is recorded in other assets on the condensed consolidated balance sheet.  The $7.1 million of goodwill resulting from this acquisition is deductible for income tax purposes.

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

As of March 31 2015 of the $2.6 million note receivable, approximately $0.9 million is included in other assets—current, the remaining $1.7 million of which is included in other assets on the unaudited condensed consolidated balance sheet.

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

Investments in Iconix China

Through our ownership of Iconix China (see above), we have equity interests in the following private companies:

Brands Placed	Partner	Ownership by Iconix China	Value of Investment As of March 31, 2015
Candie’s	Candies Shanghai Fashion Co., Ltd.	20%	$9,494
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	2,293
Royal Velvet	Bai Shi Kou International (Qingdao) Home Products Co. Ltd.	20%	56
Material Girl	Ningbo Material Girl Fashion Co. Ltd.	20%	5,439
Ed Hardy	Tangli International Holdings Ltd.	20%	10,486
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	11,102
			$38,870

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

For each of the Current Quarter and Prior Year Quarter, cash interest expense related to the Notes was approximately $8.3 million and $8.9 million, respectively.

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

For the Current Quarter and the Prior Year Quarter, cash interest expense relating to the 1.50% Convertible Notes was approximately $3.0 million and $1.5 million, respectively.

The 1.50% Convertible Notes do not provide for any financial covenants.

On March 18, 2013, the Company used a portion of the proceeds from the 1.50% Convertible Notes to repurchase 2,964,000 shares of its common stock in a private transaction with a third party for $69.0 million. See note 5 for further information on our stock repurchase program.

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

For the Prior Year Quarter, cash interest expense relating to the 2.50% Convertible Notes was approximately $1.9 million as compared to none during the Current Quarter.

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

Debt Maturities

As of March 31, 2015, the Company’s debt maturities on a calendar year basis are as follows:

	Total	April 1 through December 31, 2015	2016	2017	2018	2019	Thereafter
Senior Secured Notes	$758,750	$45,843	$61,123	$61,123	$61,123	$61,123	$468,415
1.50% Convertible Notes (1)	$344,113	—	—	—	344,113		—
2.50% Convertible Notes (2)	$283,449	—	283,449	—	—	—	—
Variable Funding Notes	$100,000				100,000
Total	$1,486,312	$45,843	$344,572	$61,123	$505,236	$61,123	$468,415

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

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended March 31, (unaudited)
(in thousands)	2015	2014
Basic	48,158	49,522
Effect of exercise of stock options	99	1,117
Effect of assumed vesting of restricted stock	1,304	1,382
Effect of convertible notes subject to conversion	2,348	4,893
Effect of convertible notes warrants subject to conversion	—	1,137
Diluted	51,909	58,051

For each of the Current Quarter and the Prior Year Quarter, the Company’s redeemable non-controlling interest had no impact on the Company’s earnings per share calculation.

See Note 5 for discussion of hedges related to our convertible notes.

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

Other

The Company incurs advertising expenses with Complex Media to promote certain of the Company’s men’s brands.  The Company owns a minority interest in Complex Media as discussed in Note 3.  There were no advertising expenses with Complex Media for the Current Quarter and Prior Year Quarter, and no related accounts payable as of March 31, 2015 as compared to less than $0.1 million of related accounts payable as of December 31, 2014.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

For each of the Current Quarter and Prior Year Quarter, the Company incurred less than $0.1 million in consulting fees in connection with a consulting arrangement entered into with Mark Friedman, a member of the Company’s Board of Directors, relating to the provision by Mr. Friedman of investor relations services.

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  For the Current Quarter and Prior Year Quarter, the Company recognized the following royalty revenue amounts:

	Three Months Ended March 31,
	2015	2014
Joint Venture Partner
Global Brands Group Asia Limited (1)	$1,383	$1,821
Buffalo International ULC	2,817	2,614
Rise Partners, LLC / Top On International Group Limited	2,422	171
M.G.S. Sports Trading Limited	122	129
Pac Brands USA, Inc.	216	243
NGO, LLC	202	—
Albion Equity Partners LLC / GL Damek	671	214
Anthony L&S	364	—
Roc Nation	100	100
	$8,297	$5,292
(1)

Global Brands Group Asia Limited also serves as agent to Peanuts Worldwide for the Greater China Territory for Peanuts brands.  For the Current Quarter and Prior Year Quarter, Global Brands Group Asia Limited earned fees of approximately $0.8 million and $0.6 million, respectively, in its capacity as agent to Peanuts Worldwide.

10. Income Taxes

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state and local, and foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes.  In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.  There was no interest expense related to uncertain tax positions recognized during the Current Quarter or the Prior Year Quarter.

The Company’s consolidated effective tax rate was 28.3% and 27.4% for the Current Quarter and Prior Year Quarter, respectively.

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

Reportable data for the Company’s operating segments were as follows:

	Three Months Ended March 31,
	2015 (restated)	2014 (restated)
Licensing and other revenue:
Men's	$23,798	$24,618
Women's	38,381	39,049
Home	10,472	10,888
Entertainment	23,163	35,845
Corporate	—	—
	$95,814	$110,400
Operating income (loss):
Men's	$15,306	$16,768
Women's	33,114	34,696
Home	8,669	9,790
Entertainment	8,043	12,195
Corporate	(9,158)	(8,938)
	$55,974	$64,511

Licensing and other revenue by category:
Direct-to-retail license	$43,071	$43,340
Wholesale licenses	41,826	42,912
Other licenses	10,917	24,148
Other revenue	—	—
	$95,814	$110,400
Licensing and other revenue by geographic region:
United States	$65,443	$79,389
Japan	8,059	8,888
Other (1)	22,312	22,123
	$95,814	$110,400

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

12. Other Assets—Current and Long Term

Other Assets – Current

	March 31, 2015 (restated)	December 31, 2014
Other assets- current consisted of the following:
Notes receivables on sale of trademarks(2)	$3,261	$2,981
Note receivable in connection with Strawberry Shortcake acquisition (1)	5,000	—
Due from AG (see Note 3)	3,397	—
Prepaid advertising	4,848	4,763
Prepaid expenses	868	853
Short-term receivable- Beagle note receivable (see Note 3)	—	2,085
Deferred charges	1,820	1,271
Prepaid taxes	15,741	26,468
Prepaid insurance	598	439
Due from related parties	2,887	3,450
Other current assets	2,099	1,778
	$40,519	$44,088
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

Other Assets—Non-current

	March 31, 2015 (restated)	December 31, 2014
Other noncurrent assets consisted of the following:
Due from ABC	$13,108	$14,644
Notes receivable on sale of trademarks(2)	6,745	8,531
Note receivable in connection with Strawberry Shortcake acquisition (1)	4,509	—
Prepaid Interest	9,145	9,265
Deposits	626	633
Other noncurrent assets	16,317	18,792
	50,450	51,865
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

13. Other Liabilities – Current

As of March 31, 2015 and December 31, 2014, other current liabilities include amounts due to related parties of $2.2 million and $2.4 million, respectively, and amounts due to Purim related to the MG Icon acquisition of $4.0 million and $4.0 million, respectively. See Note 3 for further details of this transaction.

14. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings which are wholly owned subsidiaries of the Company, located in Luxembourg, is the Euro.  However the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to the strengthening of the dollar by approximately 14% in the Current Quarter, the Company recorded a $10.7 million currency translation gain that is included in the unaudited condensed consolidated statement of income as compared to a $0.1 million currency translation loss recorded in the Prior Year Quarter.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation loss. During the Current Quarter and Prior Year Quarter, we recognized as a component of our comprehensive income, a foreign currency translation loss of $37.7 million and $1.4 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.

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

17. Restatement

SEC Comment Letter Process.

As previously disclosed, the Company has been engaged in a comment letter process with the Staff of the U.S. Securities and Exchange Commission relating to an ongoing review of the Company’s Form 10-K for the year ended December 31, 2014. The

Company has responded to the Staff with a Confirming Letter on all of the questions the Staff has raised. As a result of the comment letter process, the Company’s management team, Audit Committee and the Board have reviewed the Company’s financial statements and assessed the accounting treatment applied by the Company to its joint ventures and other sales of intellectual property.

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

Other.

In addition, through the Company’s review of various historical transactions, management determined that it would record adjustments to reflect the following:  (i) the reduction of revenue and remeasurement gains associated with certain transactions whereby the Company was not able to establish the fair value of the purchase transaction and subsequent guaranteed minimum royalties. Such adjustments reduced revenue by approximately $10 million, $14 million, $12 million and $6 million in 2015, 2014, 2013 and 2011, respectively, and reduced 2011 remeasurement gains by approximately $4 million, (ii) record a liability of $5.3 million for a royalty credit earned by a specific licensee in fiscal years 2006 through 2008 that will be utilized in fiscal years 2016 through 2020.

The impact of all of the changes described above on the Company’s previously reported consolidated financial statements for the years ended December 31, 2013 and December 31, 2014 were reflected in the financial statements included in the Company’s most recently filed Form 10-K.  The impact of these changes on the Company’s previously reported financial statements for the quarter ended March 31, 2015 are identified in the table below:

	As of March 31, 2015
	As Previously Reported	Adjustments	As Restated
Assets
Current Assets:
Cash and cash equivalents	$86,751	$50	$86,801
Restricted cash	43,550	—	43,550
Accounts receivable, net	122,273	(2,499)	119,774
Deferred income tax assets	10,326	—	10,326
Other assets – current(1)	60,291	(19,772)	40,519
Total Current Assets	323,191	(22,221)	300,970
Property and equipment:
Furniture, fixtures and equipment	23,658	—	23,658
Less: Accumulated depreciation	(15,439)	—	(15,439)
	8,219	—	8,219
Other Assets:
Other assets	64,996	(14,546)	50,450
Trademarks and other intangibles, net(1)	2,179,892	(80,872)	2,099,020
Deferred financing costs, net	18,601	—	18,601
Investments and joint ventures(1)	181,917	(32,709)	149,208
Goodwill(1)	239,198	53,536	292,734
	2,684,604	(74,591)	2,610,013
Total Assets	$3,016,014	$(96,812)	$2,919,202
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$44,017	$(596)	$43,421
Deferred revenue	22,470	725	23,195
Current portion of long-term debt	61,123	—	61,123
Other liabilities – current	15,895	(9,681)	6,214
Total current liabilities	143,505	(9,552)	133,953
Deferred income tax liability	332,535	(19,930)	312,605
Other tax liabilities	—	—	—
Long-term debt, less current maturities	1,425,189	—	1,425,189
Other liabilities	10,715	5,265	15,980
Total Liabilities	$1,911,944	$(24,217)	$1,887,727
Redeemable Non-Controlling Interests, net of installment payments due from non-controlling interest holders	14,403	25,401	39,804
Commitments and contingencies
Stockholders’ Equity:
Common stock	80	—	80
Additional paid-in capital	966,865	(7,613)	959,252
Retained earnings	869,211	(91,283)	777,928
Accumulated other comprehensive loss	(62,417)	505	(61,912)
Less: Treasury stock	(829,409)	—	(829,409)
Total Iconix Brand Group, Inc. Stockholders’ Equity	944,330	(98,391)	845,939
Non-controlling interests, net of installment payments due from non-controlling interest holders	145,337	395	145,732
Total Stockholders’ Equity	$1,089,667	$(97,996)	$991,671
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$3,016,014	$(96,812)	$2,919,202

(1)

Included in the adjustment amounts for goodwill, trademarks and other intangibles, net, investments and joint ventures, and other assets – current are adjustments of $52.5 million, $(52.7) million, $(3.2) million and $3.4 million, respectively, which were not part of the restatement but are to reflect the final purchase price allocation (which was completed in the fourth quarter of 2015) for the buy-out of the remaining 50% interest in Iconix China as well as the acquisitions of Strawberry Shortcake and PONY.  Refer to Note 2 and 3 for further details.

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustments	As Restated
Licensing revenue	$93,797	$2,017	$95,814
Total revenue	93,797	2,017	95,814
Selling, general and administrative expenses	41,208	(181)	41,027
Equity earnings on joint ventures(1)	—	(1,187)	(1,187)
Operating income	52,589	3,385	55,974
Other expenses (income) - net(1)	(40,528)	185	(40,343)
Income before taxes	93,117	3,200	96,317
Provision for income taxes	26,365	907	27,272
Net income	$66,752	$2,293	$69,045
Less: Net income attributable to non-controlling interest	3,067	620	3,687
Net income attributable to Iconix Brand Group, Inc.	$63,685	$1,673	$65,358
Earnings per share:
Basic	$1.32	$0.04	$1.36
Diluted	$1.23	$0.03	$1.26
Comprehensive income	$28,521	$2,798	$31,319
Comprehensive income attributable to Iconix Brand Group, Inc.	$25,454	$2,178	$27,632
(1)	Equity earnings from joint ventures was previously reported within other expenses (income) – net and has been reclassified and is being presented as a component of operating income.

	Three Months Ended March 31, 2014
	As Previously Reported	Adjustments	As Restated
Licensing revenue	$111,652	$(1,252)	$110,400
Other revenue	3,971	(3,971)	—
Total revenue	115,623	(5,223)	110,400
Selling, general and administrative expenses	47,764	(92)	47,672
Equity earnings on joint ventures(1)	—	(1,783)	(1,783)
Operating income	67,859	(3,348)	64,511
Other expenses (income) - net(1)	(20,460)	11,941	(8,519)
Income before taxes	88,319	(15,289)	73,030
Provision for income taxes	25,527	(5,529)	19,998
Net income	$62,792	$(9,760)	$53,032
Less: Net income attributable to non-controlling interest	3,074	43	3,117
Net income attributable to Iconix Brand Group, Inc.	$59,718	$(9,803)	$49,915
Earnings per share:
Basic	$1.21	$(0.20)	$1.01
Diluted	$1.03	$(0.17)	$0.86
Comprehensive income	$62,504	$(10,870)	$51,634
Comprehensive income attributable to Iconix Brand Group, Inc.	$59,430	$(10,913)	$48,517

(1)	Equity earnings from joint ventures was previously reported within other expenses (income) – net and has been reclassified and is being presented as a component of operating income.

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

As of March 31, 2015, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Badgley Mischka ®, Joe Boxer ® , Rampage ® , Mudd ® , London Fog ® , Mossimo ® , Ocean Pacific/OP ® , Danskin /Danskin Now ® , Rocawear ®/Roc Nation ® , Cannon ® , Royal Velvet ® , Fieldcrest ® , Charisma ® , Starter ® , Waverly ® , Ecko Unltd ®/Mark Ecko Cut & Sew ® , Zoo York ® , Sharper Image ® , Umbro ® , Lee Cooper ® and Strawberry Shortcake ® ; and an equity interest in Artful Dodger ® , Material Girl ® , Peanuts ® , Ed Hardy ® , Truth or Dare ® , Billionaire Boys Club ® , Ice Cream ® , Modern Amusement ® , Buffalo ® , Nick Graham ® , Hydraulic ® and Pony ® .

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

	Three Months Ended March 31,
	2015 (restated)	2014 (restated)
Licensing and other revenue:
Men's	$23,798	$24,618
Women's	38,381	39,049
Home	10,472	10,888
Entertainment	23,163	35,845
Corporate	—	—
	$95,814	$110,400
Operating income (loss):
Men's	$15,306	$16,768
Women's	33,114	34,696
Home	8,669	9,790
Entertainment	8,043	12,195
Corporate	(9,158)	(8,938)
	$55,974	$64,511

Highlights of Current Quarter

•	Acquisition of Strawberry Shortcake
•	Acquisition of 75% interest in PONY
•	Acquisition of additional 50% interest in Iconix China; increased ownership to 100%
•	Q1 Licensing revenue of $95.8 million, flat to Prior Year Quarter excluding Prior Year Quarter ABC deal and Current Quarter acquisitions

Results of Operations

Licensing Revenue. Total licensing revenue for the Current Quarter totaled $95.8 million, a 13% decrease as compared to $110.4 million for the Prior Year Quarter. The men’s segment decreased 3% from $24.6 million in the Prior Year Quarter to $23.8 million in the Current Quarter mainly due to weakness in our Ecko brands. The women’s segment decreased 2% from $39.0 million in the Prior Year Quarter to $38.4 million in the Current Year Quarter mainly due to weakness in our Rampage brand. The entertainment segment decreased 35% from $35.8 million in the Prior Year Quarter to $23.2 million in the Current Year Quarter mainly due to a decrease in our Peanuts business relating to the ABC renewal in the Prior Year Quarter offset by strong business in the Current Quarter. The home segment decreased 4% from $10.9 million in the Prior Year Quarter to $10.5 million in the Current Year Quarter due to a decrease in licensing revenue from our Sharper Image Brand.

Operating Expenses. Total SG&A totaled $41.0 million for the Current Quarter as compared to $47.7 million for the Prior Year Quarter, a decrease of $6.7 million. SG&A in the entertainment segment decreased 36% from $23.7 million in the Prior Year Quarter to $15.1 million in the Current Quarter which was mainly due to decreased talent fees as a result of lower revenues from the Peanuts brand associated with the ABC renewal. SG&A from the women’s segment increased 2% from $5.9 million in the Prior Year Quarter to $6.0 million in the Current Quarter due to a slight increase in compensation and advertising expenses. SG&A from the men’s segment increased 9% from $8.3 million in the Prior Year Quarter to $9.0 million in the Current Quarter primarily due to a $1.4 million increase in advertising expense mostly related to the Umbro brand, slightly offset by $0.5 million decrease in compensation expenses. SG&A from the home segment increased 41% from $1.3 million in the Prior Year Quarter to $1.9 million in the Current Quarter mainly due to increased advertising in the Royal Velvet brand. Corporate SG&A increased 5% from $8.5 million to $9.0 million due to $1 million increase in professional fees primarily related to the transactions closed during the quarter slightly offset by a $0.6 million decrease in compensation costs.

Equity Earnings on Joint Ventures. Equity Earnings on Joint Ventures was $1.2 million in income in the Current Quarter, as compared to $1.8 million in income from the Prior Year Quarter. The decrease was due to income of $0.6 million from the Iconix

Latin America joint venture being included in the Prior Year Quarter, which was included in equity earnings on joint ventures until February 2014 when we began consolidating following our purchase of our partner’s remaining interest in Iconix Latin America

Operating Income. Operating income for the Current Quarter decreased to $56.0 million, or approximately 58% of total revenue, compared to approximately $64.5 million or approximately 58% of total revenue in the Prior Year Quarter. Operating income from the entertainment segment was $8.0 million in the Current Quarter compared to $12.2 million in the Prior Year Quarter. Operating income from the women’s segment was $33.1 million in the Current Quarter compared to $34.7 million in the Prior Year Quarter. Operating income from the men’s operating segment was $15.3 million in the Current Quarter compared to $16.8 million in the Prior Year Quarter. Operating income from the home segment was $8.7 million in the Current Quarter compared to $9.8 million in the Prior Year Quarter. Corporate operating loss was $9.2 million in the Current Quarter compared to $8.9 million in the Prior Year Quarter.

Other Expenses (Income) - Net. Other Expenses (Income) - net was approximately $40.3 million for the Current Quarter as compared to $8.5 million for the Prior Year Quarter, an increase of $31.8 million. The increase in Other Income-net was related to (i) approximately $50.0 million in Other Income related to the non-cash gain in Current Quarter related to the fair value re-measurement of our original 50% interest in Iconix China compared to a $28.9 million non-cash gain in Prior Year Quarter primarily related to the fair value re-measurement of our original 50% interest in Iconix Latin America and (ii) a $10.7 million foreign currency translation gain in the Current Quarter as compared to a $0.1 million foreign currency translation loss in the Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 28.3% resulting in a $27.3 million income tax expense, as compared to an effective income tax rate of 27.4% in the Prior Year Quarter which resulted in the $20.0 million income tax expense. The increase in our effective tax rate primarily relates to a larger portion of our income in the Prior Year Quarter being generated and permanently reinvested in countries outside of the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $69.0 million in the Current Quarter, compared to net income of approximately $53.0 million in the Prior Year Quarter, as a result of the factors discussed above.

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

Changes in Working Capital

At March 31, 2015 and December 31, 2014 the working capital ratio (current assets to current liabilities) was 2.25 to 1 and 2.68 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased approximately $21.0 million, from $51.1 million in the Prior Year Quarter to $30.1 million in the Current Quarter. The decrease is primarily due to an increase in net income of $16.0 million quarter over quarter adjusted for non-cash items of $(26.0) million for the Current Quarter as compared to $4.4 million in the Prior Year Quarter. The change in the non-cash adjustments are primarily as a result of the non-cash gain of $50.0 million related to the fair value re-measurement of our original 50% interest in Iconix China in the Current Quarter as compared to the non-cash gain of $28.9 million primarily related to the fair value re-measurement of our original 50% interest in Iconix Latin America in the Prior Year Quarter.  These non-cash adjustments are offset by cash used in working capital items of $12.9 million in the Current Quarter as compared to cash used in working capital items of $6.3 million in the Prior Year Quarter.

Investing Activities

Net cash used in investing activities increased approximately $120.6 million, from $39.5 million in the Prior Year Quarter to $160.1 million in the Current Quarter. The increase quarter over quarter is primarily due to (i) cash used in the acquisition of Iconix China of approximately $20.4 million, (ii) cash used in the acquisition of the Company’s interest in Pony of $37.0 million, and (iii) $95.0 million of cash used in the acquisition of the Strawberry Shortcake brand along with the $10 million issuance of a note to American Greetings associated with the acquisition versus the Prior Year Quarter cash primarily used for our acquisition of interest in Iconix Latin America of $42.0 million.

Financing Activities

Net cash provided by financing activities was $88.7 million in the Current Quarter, compared to $138.4 million of net cash used in financing activities in the Prior Year Quarter. The increase in cash provided in financing activities quarter over quarter is due to the proceeds of $100 million from our Variable Funding Notes received in the Current Quarter, for which there were no comparable financing arrangement in the Prior Year Quarter as well as the cash used of $109.4 million in the Prior Year Quarter as compared to cash used of $6.3 million in the Current Quarter for shares repurchased on the open market.

Other Matters

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used.  Certain accounting policies require that estimates and assumptions be made by management for use in the preparation of the financial statements.  Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management.  There have been no material changes with respect to the Company’s critical accounting policies from those discussed in the Company’s most recently filed Form 10-K.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in our most recently filed Form 10-K and other SEC filings. The words “believe,” “anticipate,” “expect,” “confident,” “project,” “provide,” “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the Company’s initial filing of is quarterly report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (the “Original Filing”), the Company’s then principal executive officer and interim principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the Original Filing (the “Evaluation Date.”). Subsequent to the filing of the Original Filing, the Company’s management identified material weaknesses which are summarized below. As a result of its identification of the weaknesses, management, under the supervision and with the participation of our current principal executive officer and principal financial and accounting officer, reevaluated the effectiveness of the Company's disclosure controls and procedures as of the Evaluation Date. Based on that reevaluation, our current principal executive officer and principal financial and accounting officer concluded that the Company's disclosure controls and procedures were not effective as of the Evaluation Date.

As disclosed in the Original Filing, there were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as a result of management's identification of the material weaknesses described below, subsequent to March 31, 2015, the Company has instituted a number of actions and is in the process of designing and implementing changes in its internal control over financial reporting. These actions and changes in internal control over financial reporting are described in detail in the Company’s most recently filed Form 10-K. As of March 31, 2015, weaknesses were identified in certain of the Company’s disclosure controls and procedures and internal controls over financial reporting which are as follows:

•

The Company did not maintain internal controls over financial reporting that were operating effectively to support the accurate reporting of revenue and deferred revenue, which led to errors being identified in revenue and deferred revenue.

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

Notwithstanding the material weaknesses and the adjustments discussed above, our current principal executive officer and principal financial and accounting officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Addressing the Material Weaknesses

We are in the process of improving our controls to remediate the material weaknesses that existed as of March 31, 2015.  In 2016, the current senior management team is dedicated to continuing its initiative to implement and document policies, procedures, and internal controls, for the purpose of strengthening the internal control environment.  This is also being performed with Audit Committee oversight. The remediation actions are described in the Company’s most recently filed Form 10-K.

We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely addressed until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The foregoing has been approved by our management, including our current principal executive officer and principal financial and accounting officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

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

None.

See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in our most recently filed Form 10-K, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our most recently filed Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

As of March 31, 2015, goodwill represented approximately $292.7 million, or approximately 10% of our total consolidated assets, and trademarks and other intangible assets represented approximately $2,099.0 million, or approximately 72% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

Iconix Brand Group, Inc.
(Registrant)

Date: June 10, 2016	/s/ John N. Haugh
John N. Haugh
President and Chief Executive Officer (Principal Executive Officer)

Date: June 10, 2016	/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)