Form 10-Q/A
period 2015-06-30
ICONIX BRAND GROUP, INC.
filed 2016-06-21
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.3

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

As of June 17, 2016, 51,145,774 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

Unless the context requires otherwise, references in this Form 10-Q/A to the “Company,” “Iconix,” “we,” “us,” “our,” or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries.

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

Iconix Brand Group, Inc. (the “Company”) is filing this Amendment No. 3 to the Company’s Quarterly Report on Form 10-Q/A (the “Amended Filing”) to amend certain parts of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, originally filed with the U.S. Securities and Exchange Commission, (“SEC”) on August 12, 2015 (the “Original Filing”) which was amended on August 26, 2015 and further amended on November 27, 2015 (collectively, the “Prior Amendments”), to restate the Company’s unaudited condensed consolidated financial statements and related footnote disclosures as of June 30, 2015 and for the three months and six months ended June 30, 2015 and 2014.

Background and Effects of the Restatement

SEC Comment Letter Process.

As previously disclosed, the Company has been engaged in a comment letter process with the Staff of the SEC relating to an ongoing review of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company has responded to the Staff with a Confirming Letter on all of the questions the Staff has raised, and remains in a dialogue with the SEC Staff relating to those and certain other comments related to the Company’s future disclosures. As a result of the comment letter process, the Company’s management team, Audit Committee (the “Audit Committee”) and the Board of Directors (the “Board”) have reviewed the Company’s financial statements and assessed the accounting treatment applied by the Company to its joint ventures and other sales of intellectual property.

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

In conjunction with the Company’s consolidation of the joint ventures noted above, the Company also adjusted its historical financial statements to properly reflect the consideration from joint venture partners (“the redemption value”) as redeemable non-controlling interest for the Iconix Southeast Asia, Iconix MENA and LC Partners US joint ventures as of the date of the formation of the applicable joint venture.  For each period subsequent to the formation of the applicable joint venture, the Company will accrete the change in redemption value up to the date that the Company’s joint venture partner has the right to redeem its respective put option.  Additionally, in accordance with the applicable accounting guidance, the notes receivable, net of discount, received from the Company’s joint venture partners as part of the consideration related to the formation of consolidated joint ventures will be netted against non-controlling interest or redeemable non-controlling interest, as applicable.

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

This Amended Filing includes the restated condensed consolidated financial statements, as described above.  See Note 19 – Restatement to the accompanying condensed consolidated financial statements for additional information.

Disclosure Controls and Procedures

In connection with the Original Filing and Prior Amendments, the Company’s then interim Principal Executive Officer and Principal Financial Officer determined that the Company’s disclosure controls and procedures were not effective as of June 30, 2015 due to inadequate review controls related to the preparation of timely and accurate financial statements in its internal control over financial reporting.  In connection with this Amended Filing, management reassessed its evaluation of the effectiveness of its Disclosure Controls and Procedures as of June 30, 2015 and identified additional material weaknesses in internal controls over financial reporting.  Accordingly, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company did not maintain effective disclosure controls and procedures as of June 30, 2015.  The material weaknesses relate to inadequate management review controls which caused the restatement adjustments noted above.  For a description of the material weaknesses in internal control over financial reporting and actions taken, and to be taken, to remediate the material weaknesses, see the Company’s most recently filed Form 10-K and Item 4. Controls and Procedures of this Amended Filing.

Items Amended in This Filing

This Amended Filing amends and restates the following items of the Company's Original Filing, as amended, as of, and for the period ended June 30, 2015.

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

Except for the items noted above, no other information included in the Original Filing, as amended, is being further amended and restated by this Amended Filing. The Amended Filing speaks as of the date of the Original Filing and the Company has not updated the Original Filing to reflect events occurring subsequent to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2015 (restated)	December 31, 2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$117,943	$128,039
Restricted cash	64,923	59,560
Accounts receivable, net	121,491	112,347
Deferred income tax assets	21,436	10,328
Other assets – current	41,502	44,088
Total Current Assets	367,295	354,362
Property and equipment:
Furniture, fixtures and equipment	23,435	22,704
Less: Accumulated depreciation	(15,839)	(14,946)
	7,596	7,758
Other Assets:
Other assets	34,455	51,865
Trademarks and other intangibles, net	2,103,164	1,996,334
Deferred financing costs, net	17,383	19,842
Investments and joint ventures	148,453	110,105
Goodwill	291,713	232,776
	2,595,168	2,410,922
Total Assets	$2,970,059	$2,773,042
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$44,785	$38,655
Deferred revenue	30,132	25,868
Current portion of long-term debt	347,918	61,123
Other liabilities – current	3,500	6,403
Total current liabilities	426,335	132,049
Deferred income tax liability	339,120	299,982
Long-term debt, less current maturities	1,130,667	1,332,954
Other liabilities	15,835	16,924
Total Liabilities	1,911,957	1,781,909
Redeemable Non-Controlling Interest	47,154	39,696
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 80,339 and 79,263, respectively	80	79
Additional paid-in capital	962,812	940,922
Retained earnings	790,418	713,819
Accumulated other comprehensive loss	(54,497)	(24,186)
Less: Treasury stock – 31,997 and 31,310 shares at cost, respectively	(836,501)	(812,429)
Total Iconix Brand Group, Inc. Stockholders’ Equity	862,312	818,205
Non-controlling interest	148,636	133,232
Total Stockholders’ Equity	1,010,948	951,437
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,970,059	$2,773,042

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (restated)	2014 (restated)	2015 (restated)	2014 (restated)
Licensing revenue	$97,398	$95,116	$193,212	$205,516
Selling, general and administrative expenses	47,037	43,916	88,062	91,587
Gains on sale of trademarks	—	(6,399)	—	(6,399)
Equity earnings on joint ventures	(1,463)	(4,261)	(2,650)	(6,043)
Operating income	51,824	61,860	107,800	126,371
Other expenses (income):
Interest expense	21,401	21,247	42,697	42,403
Interest income	(1,189)	(770)	(2,155)	(1,693)
Other income	(790)	—	(50,780)	(28,897)
Foreign currency translation loss (gain)	1,913	221	(8,769)	367
Other expenses (income) – net	21,335	20,698	(19,007)	12,180
Income before income taxes	30,489	41,162	126,807	114,191
Provision for income taxes	11,536	14,213	38,807	34,210
Net income	$18,953	$26,949	$88,000	$79,981
Less: Net income attributable to non-controlling interest	$5,215	$3,522	$8,902	$6,639
Net income attributable to Iconix Brand Group, Inc.	$13,738	$23,427	$79,098	$73,342
Earnings per share:
Basic	$0.28	$0.48	$1.64	$1.50
Diluted	$0.28	$0.40	$1.56	$1.26
Weighted average number of common shares outstanding:
Basic	48,243	48,551	48,201	49,034
Diluted	49,595	58,595	50,752	58,237

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (restated)	2014 (restated)	2015 (restated)	2014 (restated)
Net income	$18,953	$26,949	$88,000	$79,981
Other comprehensive income (loss):
Foreign currency translation gain (loss)	7,116	(2,045)	(30,610)	(3,443)
Change in fair value of available for sale securities	299	—	299	—
Total other comprehensive income (loss)	7,415	(2,045)	(30,311)	(3,443)
Comprehensive income	$26,368	$24,904	$57,689	$76,538
Less: comprehensive income attributable to non-controlling interest	5,215	3,522	8,902	6,639
Comprehensive income attributable to Iconix Brand Group, Inc.	$21,153	$21,382	$48,787	$69,899

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2015

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2015 (restated)	79,263	$79	$940,922	$713,819	$(24,186)	$(812,429)	$133,232	$951,437
Issuance of common stock related to acquisition of interest in joint venture	465	—	15,703	—	—	—	—	15,703
Shares issued on vesting of restricted stock	596	1	—	—	—	—	—	1
Shares issued on exercise of stock options and warrants	15	—	245	—	—	—	—	245
Tax benefit of stock option exercises	—	—	54	—	—	—	—	54
Compensation expense in connection with restricted stock	—	—	5,888	—	—	—	—	5,888
Shares repurchased on the open market	—	—	—	—	—	(12,391)	—	(12,391)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(11,681)	—	(11,681)
Change in non-controlling interest, net of imputed interest	—	—	—	—	—	—	3,185	3,185
Change in redemption value of redeemable non-controlling interest, net of imputed interest	—	—	—	(2,499)	—	—	—	(2,499)
Change in fair value of available for sale securities	—	—	—	—	299	—	—	299
Net income	—	—	—	79,098	—	—	8,902	88,000
Foreign currency translation	—	—	—	—	(30,610)	—	—	(30,610)
Distributions to joint ventures	—	—	—	—	—	—	(9,016)	(9,016)
Non-controlling interest of acquired companies	—	—	—	—	—	—	12,333	12,333
Balance at June 30, 2015 (restated)	80,339	$80	$962,812	$790,418	$(54,497)	$(836,501)	$148,636	$1,010,948

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015 (restated)	2014 (restated)
Cash flows from operating activities:
Net income	$88,000	$79,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	809	1,407
Amortization of trademarks and other intangibles	1,724	2,468
Amortization of deferred financing costs and debt discount	2,459	2,711
Amortization of convertible note discount	15,069	14,428
Stock-based compensation expense	5,888	8,247
Non-cash gain on re-measurement of equity investment	(49,990)	(28,897)
Provision for doubtful accounts	3,918	1,956
Earnings on equity investments in joint ventures	(2,650)	(6,043)
Distributions from equity investments	1,333	4,767
Gain on sale of trademarks	—	(6,399)
Deferred income tax provision	21,403	25,497
(Gain) loss on foreign currency translation	(8,769)	367
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(14,713)	(27,651)
Other assets – current	16,746	2,955
Other assets	1,569	(11,958)
Deferred revenue	4,741	3,087
Accounts payable and accrued expenses	7,727	13,198
Net cash provided by operating activities	95,264	80,121
Cash flows used in investing activities:
Purchases of property and equipment	(802)	(778)
Acquisition of interest in iBrands	—	(2,500)
Acquisition of interest in Iconix China, net of cash acquired	(20,400)	—
Acquisition of interest in Pony	(37,000)	—
Acquisition of interest in Strawberry Shortcake	(95,000)	—
Acquisition of interest in Iconix Latin America	—	(42,000)
Issuance of note to American Greetings	(10,000)	—
Proceeds from note due from American Greetings	1,250	—
Proceeds received from note due from Buffalo International	4,986	5,613
Proceeds from sale of trademarks and related notes receivable	3,030	4,000
Proceeds from sale of fixed assets	225	—
Additions to trademarks	(108)	(273)
Net cash used in investing activities	(153,819)	(35,938)
Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(12,391)	(144,312)
Proceeds from Variable Funding Notes	100,000	—
Payment of long-term debt	(30,562)	(30,624)
Proceeds from sale of trademarks and related notes receivable from consolidated JVs	10,317	5,170
Additional payment to Purim	(2,000)	—
Distributions to non-controlling interests	(9,016)	(10,046)
Excess tax benefit from share-based payment arrangements	54	1,172
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(3,156)	(13,971)
Proceeds from exercise of stock options and warrants	—	3,440
Restricted cash	(5,363)	(1,696)
Net cash provided by (used in) financing activities	47,883	(190,867)
Effect of exchange rate changes on cash	576	(242)
Net decrease in cash and cash equivalents	(10,096)	(146,926)
Cash and cash equivalents, beginning of period	128,039	278,789
Cash and cash equivalents, end of period	$117,943	$131,863

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash paid during the period:
Income taxes (net of refunds received)	$(6,284)	$10,623
Interest	$23,736	$24,756
Non-cash investing and financing activities:
Sale of trademarks for note receivable	$—	$22,138
Issuance of shares in connection with purchase of Iconix China	$15,703	$—
Note receivable in connection with Strawberry Shortcake acquisition	$8,370	$—
Shares repurchased on vesting of restricted stock included in accrued expenses	$11,436	$—

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

Certain prior period amounts have been reclassified to conform to the current period’s presentation and, restated amounts are provided for prior periods – see Note 19 for further information.

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

The Company may enter in to joint venture agreements with joint venture partners in which the Company allows the joint venture partner to pay a portion of the purchase price in cash at the time of the formation of the joint venture with the remaining cash consideration paid over a specified period of time following the closing of such transaction.  The Company records the amounts due from such joint venture partners as (a) a reduction of non-controlling interests, net of installment payments, or (b) if installment payments result from the issuance of shares classified as mezzanine equity, as a reduction in Redeemable Non-controlling Interests, net of installment payments (i.e. mezzanine equity), as applicable, in the Company’s consolidated balance sheet in accordance with ASC 505-10-45, “Classification of a Receivable from a Shareholder.”  The Company accretes the present value discount on these installment payments through interest income on its consolidated statement of operations.

SEC Comment Letter Process.

As previously disclosed, the Company has been engaged in a comment letter process with the Staff of the U.S. Securities and Exchange Commission (“SEC”) relating to an ongoing review of the Company’s Form 10-K for the year ended December 31, 2014. The Company has responded to the Staff with a Confirming Letter on the questions the Staff raised and remains in a dialogue with the SEC Staff relating to those and certain other comments related to the Company’s future disclosures.  As a result of the comment letter process, the Company’s management team, Audit Committee and the Board have reviewed the Company’s financial statements and assessed the accounting treatment applied by the Company to its joint ventures and other sales of intellectual property.  See Note 19 for further information related to resolution of these matters.

2. Goodwill and Trademarks and Other Intangibles, net

Goodwill

Goodwill by segment and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

	Women's	Men's	Home	Entertainment	Corporate	Consolidated
Net goodwill at December 31, 2014	$115,462	$53,326	$46,334	$17,654	$—	$232,776
Acquisitions(1)	6,086	17,324	931	35,375	—	59,716
Foreign currency adjustment	—	(779)	—	—	—	(779)
Net goodwill at June 30, 2015 (restated)	$121,548	$69,871	$47,265	$53,029	$—	$291,713

(1)

Amounts of goodwill generated from acquisitions have been updated from the previously-issued financial statements for the six months ended June 30, 2015 to reflect the fair values of the assets acquired and liabilities assumed within the final purchase price allocation which was completed in the fourth quarter of FY 2015.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		June 30, 2015 (restated)		December 31, 2014
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks and copyrights	Indefinite	$2,092,230	$—	$1,986,350	$—
Definite-lived trademarks	10-15	19,404	11,537	17,404	10,985
Non-compete agreements	2-15	940	568	940	450
Licensing contracts	1-9	12,453	9,758	11,803	8,728
		$2,125,027	$21,863	$2,016,497	$20,163
Trademarks and other intangibles, net			$2,103,164		$1,996,334

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

In June 2014, the Company sold the exclusive right to use the “sharperimage.com” domain name and Sharper Image trademark in connection with the operation of a branded website and catalog distribution in specified jurisdictions, thereby decreasing indefinite-lived trademarks by approximately $3.6 million.  See Note 3 for further details on this transaction.

In February 2014, the Company acquired the 50% interest in Iconix Latin America held by its joint venture partner, thereby increasing its ownership in Iconix Latin America to 100%.  As a result of this transaction, Iconix Latin America is now consolidated with the Company, which increased the Company’s indefinite life trademarks by $82.4 million and licensing contracts increased by $0.7 million.  See Note 3 for further details on this transaction.

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

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy, Sharper Image, Umbro, Modern Amusement, Buffalo, Lee Cooper, Hydraulic, Nicholas Graham, Strawberry Shortcake and Pony have been determined to have an indefinite useful life and accordingly no amortization has been recorded in the Company’s unaudited condensed consolidated income statements. Instead, each of these intangible assets are tested for impairment annually and, as needed, on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of income at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter. There was no impairment of the indefinite-lived trademarks during the Current Six Months or Prior Year Six Months. Further, as it relates to the Company’s definite-lived trademarks, there was no impairment of the definite-lived trademarks during the Current Six Months or Prior Year Six Months.

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

As a result of the 2015 Buy-out, Iconix China is subject to consolidation and is included in the Company’s unaudited condensed consolidated financial statements at June 30, 2015.

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

ASC 810 - “Consolidations” affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 75% membership interest in Pony Holdings compared to the minority owner’s 25% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide them with substantive participating rights in Pony Holdings. As such, Pony Holdings is subject to consolidation with the Company, which is reflected in the unaudited condensed consolidated financial statements.

For the Current Quarter and Current Six Months, post-acquisition, the Company recognized approximately $0.7 million and $1.1 million in revenue from Pony Holdings. The $14.7 million of goodwill resulting from the 2015 acquisition is deductible for income tax purposes.

Iconix Middle East Joint Venture

In December 2014, the Company formed Iconix MENA (“Iconix Middle East”) a wholly owned subsidiary of the Company and contributed to it substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “Middle East Territory”). Shortly thereafter, Global Brands Group Asia Limited (“GBG”), purchased a 50% interest in Iconix Middle East for approximately $18.8 million. GBG paid $6.3 million in cash upon the closing of the transaction and committed to pay an additional $12.5 million over the 24-month period following closing. As a result of this transaction, the Company incurred $3.1 million of expenses related to GBG’s diligence and market analysis in the Iconix Middle East Territory. As of June 30, 2015, $12.2 million, net of discount for present value, remaining due to the Company from GBG, is netted against the redeemable non-controlling interest on the condensed consolidated balance sheet.

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

LC Partners U.S.

In March 2014, the Company formed LC Partners US, LLC (“LCP”), a wholly-owned subsidiary of the Company, and contributed to it substantially all its rights to the Lee Cooper brand in the US through an agreement with LCP. Shortly thereafter, Rise Partners, LLC (“Rise Partners”), purchased a 50% interest in LCP for $4.0 million, of which $0.8 million in cash was received during FY 2014, with the remaining $3.2 million to be paid in four equal annual installments on the first through the fourth anniversaries of the closing date. As of June 30, 2015, the $2.4 million remaining due to the Company is netted against the redeemable non-controlling interest on the condensed consolidated balance sheet.

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

Iconix Israel Joint Venture

In November 2013, the Company formed Iconix Israel. LLC (“Iconix Israel”), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) through an agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million in cash upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As of June 30, 2015, the $1.2 million remaining due to the Company from MGS is netted against the non-controlling interest on the condensed consolidated balance sheet.

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

In June 2014, the Company contributed substantially all rights to its wholly-owned and controlled brands in the Republic of Korea, and its Ecko, Zoo York, Ed Hardy and Sharper Image Brands in the European Union, and Turkey, in each case, to Iconix SE Asia. In return, GBG agreed to pay the Company $15.9 million, of which $4.0 million was paid in cash at closing. The Company guaranteed minimum distributions of $2.5 million in the aggregate through FY 2015 to GBG from the exploitation in the European Union and Turkey of the brands contributed to Iconix SE Asia as part of this transaction. As a result of this transaction, the Company incurred $5.4 million of marketing costs which were provided to GBG and were accounted for as a reduction to the cash received from GBG in respect of its payment of the purchase price in such transaction.  In September 2014, the Company’s subsidiaries contributed substantially all rights to their Lee Cooper and Umbro brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (together, the “Greater China Territory”), to Iconix SE Asia. In return, GBG agreed to pay the Company $21.5 million, of which $4.3 million was paid at closing. The Company guaranteed minimum distributions of $5.1 million in the aggregate through FY 2017 to GBG from the exploitation in the Greater China Territory of the brands contributed to Iconix SE Asia as part of this transaction.

As of June 30, 2015, $21.9 million, net of discount for present value, remaining due to the Company from GBG for the above transactions is netted against the redeemable non-controlling interest on the condensed consolidated balance sheet.

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

The Company serves as Iconix SE Asia’s administrative manager, responsible for arranging for or providing back-office services including legal maintenance of trademarks (e.g. renewal of trademark registrations) for the brands in respect of the territories included in Iconix SE Asia. Further, Iconix SE Asia has access to general brand marketing materials, prepared and owned by the Company, to refit for use by the joint venture in territories included in Iconix SE Asia. GBG serves as Iconix SE Asia’s local manager, responsible for providing market experience in respect of the applicable territory, managing the joint venture on a day-to-day basis (other than back-office services), identifying potential licensees and assisting the Company in enforcement of license agreements in respect of the applicable territory. The Company receives a monthly fee in connection with the performance of its services as administrative manager in an amount equal to 5% of Iconix SE Asia’s gross revenue collected in prior month. GBG receives a monthly fee in connection with the performance of its services as local manager in an amount equal to 15% of Iconix SE Asia’s gross revenue collected in prior month. In October 2013, and in respect of services that commenced in August 2013 and expired on December 31, 2013, the Company executed a Consultancy Agreement with LF Centennial Limited, an affiliate of Li and Fung Asia Limited, for the provision of brand strategy services in Asia to assist the Company in developing its brands. Pursuant to the Consultancy Agreement, the Company paid LF Centennial Limited four installments of $0.5 million for the provision of such services. The aggregate $2.0 million of consulting costs paid to GBG were accounted for as a reduction to the cash received by the Company in relation to GBG’s purchase of a 50% interest in Iconix SE Asia for the year ended December 31, 2013.

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

As of June 30, 2015, $5.7 million, net of discount for present value, remaining due to the Company from Buffalo International for the above transactions is netted against the non-controlling interest on the condensed consolidated balance sheet.

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

In January 2014, the Company consented to the purchase of BIV’s 50% ownership interest in Iconix Europe by GBG (f/k/a LF Asia Limited, an affiliate of Li & Fung Limited). In exchange for this consent, the Company received $1.5 million from GBG. In addition, the Company acquired an additional 1% equity interest in Iconix Europe from GBG, and amended the operating agreement (herein referred to as the “IE Operating Agreement”) thereby increasing its ownership in Iconix Europe to a controlling 51% interest and reducing its preferred profit distribution from Iconix Europe to $3.0 million after which all profits and losses are recognized 51/49 in accordance with each principal’s membership interest percentage.

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

Pursuant to the IE Operating Agreement, each of GBG and the Company holds specified put and call rights, respectively, relating to GBG’s ownership interest in the joint venture.

Five-Year and Eight-Year Put/Call Options:  At any time during the six month period commencing January 13, 2019, and again at any time during the six month period commencing January 13, 2022, GBG may deliver a put notice to the Company, and the Company may deliver a call notice to GBG, in each case, for the Company’s purchase of all equity in the joint venture held by GBG.  In the event of the exercise of such put or call rights, the purchase price for GBG’s equity in Iconix Europe is an amount equal to (x) the Agreed Value (in the event of GBG’s put) or (y) 120% of Agreed Value (in the event of an Iconix call).  The purchase price is payable in cash.

Agreed Value-Five-Year Put/Call: (i) (x) percentage of Iconix Europe owned by GBG, multiplied by (y) 5.5, multiplied by (z) the greater of aggregate royalty generated by Iconix Europe for the year ended December 31, 2013 and the year ended December 31, 2018; plus (ii) percentage of Iconix Europe owned by GBG multiplied by the aggregate amount of cash in Iconix Europe which is available for distribution to the members.

Agreed Value-Eight-Year Put/Call: (i) (x) percentage of Iconix Europe owned by GBG, multiplied by (y) 5.5, multiplied by (z) the greater of aggregate royalty generated by Iconix Europe for the year ended December 31, 2013 and the year ended December 31, 2021; plus (ii) percentage of Iconix Europe owned by GBG multiplied by the aggregate amount of cash in Iconix Europe which is available for distribution to the members.

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
$99,103

The Buffalo brand trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s condensed consolidated statement of operations. The goodwill and trademarks are subject to a test for impairment on an annual basis. Of the total consideration paid, $36.9 million (which is net of a discount) has been classified as a note receivable as the fair value of the transaction and the related guaranteed minimum royalties, which the Company will receive through FY 2016 under the BII license agreement could not be established at the acquisition date. As of June 30, 2015, $15.0 million, net of discount for present value, remaining due to the Company from BII for the above transactions is recorded in other assets on the condensed consolidated balance sheet. The $7.1 million of goodwill resulting from this acquisition is deductible for income tax purposes.

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

In April 2015, the Company entered into a binding term sheet to purchase the remaining 50% interest in Scion, which the Company has consolidated Scion since inception, from Shawn “Jay-Z” Carter for $6.0 million increasing the Company’s ownership to 100%, also effectively increasing its interest in BBC Ice Cream LLC to 50%.

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

Investments in Iconix China

Through our ownership of Iconix China (see above), we have equity interests in the following private companies:

Brands Placed	Partner	Ownership by Iconix China	Value of Investment As of June 30, 2015
Candie’s	Candies Shanghai Fashion Co., Ltd.	20%	$9,494
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	2,293
Royal Velvet	Bai Shi Kou International (Qingdao) Home Products Co. Ltd.	20%	56
Material Girl	Ningbo Material Girl Fashion Co., Ltd.	20%	5,439
Ed Hardy	Tangli International Holdings, Ltd.	20%	10,486
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	11,102
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

4. Gains on Sale of Trademarks

The following table details transactions comprising gains on sale of trademarks in the condensed consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (restated)	2014 (restated)	2015 (restated)	2014 (restated)
Sharper Image- eCommerce/Domain Name	$—	$(6,399)	$—	$(6,399)
Total gains on sale of trademarks	$—	$(6,399)	$—	$(6,399)

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

The Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all of Iconix’s United States and Canadian revenue-generating assets (the “Securitized Assets”), consisting principally of its intellectual property and license agreements for the use of its intellectual property, were transferred to and are currently held by the Co-Issuers. The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiaries that own the Badgley Mischka trademark, the Ecko Unltd trademark, the Mark Ecko trademark, the Umbro trademark, the Lee Cooper trademark, and the Strawberry Shortcake trademark, (y) the Iconix subsidiaries that own Iconix’s other brands outside of the United States and Canada or (z) the joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Artful Dodger trademark, the Modern Amusement trademark and the Buffalo trademark, the Pony trademark, the Nick Graham trademark, the Hydraulic trademark and a 50% interest in the Ice Cream trademark, and the Billionaire Boys Club trademark.

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

As of June 30, 2015 and December 31, 2014, the total principal balance of the Notes was $843.5 million and $774.0 million, respectively, of which $61.1 million is included in the current portion of long-term debt on the Company’s unaudited condensed consolidated balance sheet. As of June 30, 2015 and December 31, 2014, $64.9 million and $59.6 million, respectively, is included in restricted cash on the unaudited condensed consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For each of the Current Quarter and Prior Year Quarter, cash interest expense related to the Notes was approximately $8.9 million.

For the Current Six Months and the Prior Year Six Months, cash interest expense related to the Notes was approximately $17.2 million and $18.0 million, respectively.

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

As of June 30, 2015 and December 31, 2014, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $348.3 million and $339.9 million, respectively, and is reflected on the consolidated balance sheet as follows:

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

For each of the Current Quarter and Prior Year Quarter, the cash interest expense relating to the 1.50% Convertible Notes was $1.5 million.

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

As of June 30, 2015 and December 31, 2014, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $286.8 million (which is included in current portion of long-term debt) and $280.1 million, respectively, and is reflected on the consolidated balance sheet as follows:

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

For each of the Current Quarter and Prior Year Quarter, the cash interest expense relating to the 2.50% Convertible Notes was approximately $1.9 million.  For each of the Current Six Months and Prior Year Six Months, the cash interest expense relating to the 2.50% Convertible Notes was approximately $3.8 million.

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

Debt Maturities

As of June 30, 2015, the Company’s debt maturities on a calendar year basis are as follows:

	Total	July 1 through December 31, 2015	2016	2017	2018	2019	Thereafter
Senior Secured Notes	$743,469	$30,562	$61,123	$61,123	$61,123	$61,123	$468,415
1.50% Convertible Notes (1)	$348,321	—	—	—	348,321	—	—
2.50% Convertible Notes (2)	$286,795	—	286,795	—	—	—	—
Variable Funding Notes	$100,000	—	—	—	100,000	—	—
Total	$1,478,585	$30,562	$347,918	$61,123	$509,444	$61,123	$468,415

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

The following table illustrates the activity under the Repurchase Programs, in the aggregate, for the Current Six Months, FY 2014, FY 2013, FY 2012 and FY 2011:

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

For each of the Current Quarter, Prior Year Quarter, Current Six Months and Prior Year Six Months, the Company’s redeemable non-controlling interest had no impact on the Company’s earnings per share calculation.

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

Other

The Company incurs advertising expenses with Complex Media to promote certain of the Company’s men’s brands.  The Company owns a minority interest in Complex Media as discussed in Note 3.  There were no advertising expenses with Complex

Media for the Current Quarter and Prior Year Quarter, and no related accounts payable as of June 30, 2015 as compared to less than $0.1 million of related accounts payable as of December 31, 2014.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

For each of the Current Quarter, Prior Year Quarter, Current Six Months, and Prior Year Six Months, the Company incurred less than $0.1 million in consulting fees in connection with a consulting arrangement entered into with Mark Friedman, a member of the Company’s Board of Directors, relating to the provision by Mr. Friedman of investor relations services.

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  For the Current Quarter, the Prior Year Quarter, Current Six Months and Prior Year Six Months, the Company recognized the following royalty revenue amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Joint Venture Partner
Global Brands Group Asia Limited (1)	$1,241	$1,527	$2,623	$3,347
Buffalo International ULC	2,007	2,227	4,823	4,841
Rise Partners, LLC / Top On International Group Limited	2,021	692	4,443	863
M.G.S. Sports Trading Limited	154	141	276	269
Pac Brands USA, Inc.	95	330	311	573
NGO, LLC	202	—	404	—
Albion Equity Partners LLC / GL Damek	656	241	1,327	454
Anthony L&S	545	—	909	—
Roc Nation	100	100	200	200
	$7,021	$5,258	$15,316	$10,547

(1)

Global Brands Group Asia Limited also serves as agent to Peanuts Worldwide for the Greater China Territory for Peanuts brands.  For the Current Quarter and Prior Year Quarter, Global Brands Group Asia Limited earned fees of approximately $0.8 million and $0.7 million, respectively, in its capacity as agent to Peanuts Worldwide.  For the Current Six Months and Prior Year Six Months, Global Brands Group Asia Limited earned fees of approximately $1.6 million and $1.3 million, respectively, in its capacity as agent to Peanuts Worldwide.

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

Reportable data for the Company’s operating segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (restated)	2014 (restated)	2015 (restated)	2014 (restated)
Licensing revenue:
Men's	$26,183	$27,277	$49,981	$51,896
Women's	37,751	37,706	76,131	76,756
Home	9,593	11,031	20,065	21,919
Entertainment	23,871	19,102	47,035	54,945
Corporate	—	—	—	—
	$97,398	$95,116	$193,212	$205,516
Operating income (loss):
Men's	$18,815	$16,942	$34,121	$33,710
Women's	32,008	35,983	65,123	70,679
Home	8,028	9,375	16,696	19,165
Entertainment	7,512	3,502	15,555	15,696
Corporate	(14,539)	(3,942)	(23,695)	(12,879)
	$51,824	$61,860	$107,800	$126,371

Licensing revenue by category:
Direct-to-retail license	$44,472	$46,745	$87,543	$90,085
Wholesale licenses	41,086	40,603	82,912	83,515
Other licenses	11,840	7,768	22,757	31,916
Other revenue	—	—	—	—
	$97,398	$95,116	$193,212	$205,516
Licensing revenue by geographic region:
United States	$64,212	$63,129	$129,655	$142,518
Japan	7,951	7,630	16,010	16,518
Other (1)	25,235	24,357	47,547	46,480
	$97,398	$95,116	$193,212	$205,516

(1)	No single country represented 10% of the Company’s revenues in the periods presented.

12. Income Taxes

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state and local, and foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes.  In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.  There was no interest expense related to uncertain tax positions recognized during the Current Six Months or the Prior Year Six Months.

The Company’s consolidated effective tax rate was 37.8% and 34.5% for the Current Quarter and Prior Year Quarter, respectively. The Company’s consolidated effective tax rate was 30.6% and 30.0% for the Current Six Months and Prior Year Six Months, respectively.

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

13. Other Assets- Current and Long-Term

Other Assets – Current

	June 30, 2015 (restated)	December 31, 2014
Other assets- current consisted of the following:
Notes receivables on sale of trademarks(2)	$3,337	$2,981
Note receivable in connection with Strawberry Shortcake acquisition (1)	5,767	—
Due from AG (see Note 3)	3,397	—
Prepaid advertising	2,947	4,763
Prepaid expenses	1,427	853
Short-term receivable- Beagle note receivable (see Note 3)	—	2,085
Deferred charges	2,561	1,271
Prepaid taxes	6,444	26,468
Prepaid insurance	370	439
Due from related parties	3,333	3,450
Other current assets	11,919	1,778
	$41,502	$44,088

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

Other Assets – Long-Term

	June 30, 2015 (restated)	December 31, 2014
Other noncurrent assets consisted of the following:
Due from ABC	$12,914	$14,644
Notes receivable on sale of trademarks(2)	3,897	8,531
Note receivable in connection with Strawberry Shortcake acquisition(1)	2,603	—
Prepaid Interest	8,876	9,265
Deposits	621	633
Other noncurrent assets	5,544	18,792
	34,455	51,865

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

14. Other Liabilities – Current

As of June 30, 2015 and December 31, 2014, other current liabilities include amounts due to related parties of $1.5 million and $2.4 million, respectively, and amounts due to Purim related to the MG Icon acquisition of $2.0 million and $4.0 million, respectively. See Note 3 for further details of this transaction.

15. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings which are wholly owned subsidiaries of the Company, located in Luxembourg, is the Euro.  However the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and Current Six Months, the Company recorded a $1.9 million currency translation loss and an $8.8 million currency translation gain, respectively, as compared to the Prior Year Quarter and Prior Year Six Months, the Company recorded a $0.2 million currency translation loss and a $0.4 million currency translation loss, respectively, of which all are included in the unaudited condensed consolidated statement of income.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and Current Six Months, we recognized as a component of our comprehensive income, a foreign currency translation gain of $7.1 million and foreign currency translation loss of $30.6 million, respectively, due to changes in foreign exchange rates during the Current Quarter and Current Six Months. During the Prior Year Quarter and Prior Year Six Months, we recognized as a component of our comprehensive income, a foreign currency translation loss of $2.0 million and $3.4 million, respectively, due to changes in foreign exchange rates during the Prior Year Quarter and Prior Year Six Months.

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

17. Other Matters

The Company is currently in a comment letter process with the Staff of the Securities and Exchange Commission relating to an ongoing periodic review of the Company's Form 10-K for the year ended December 31, 2014. The current correspondence relates to the accounting treatment for the formation of the Company's international joint ventures under U.S. Generally Accepted Accounting

Principles and whether such joint ventures should potentially have been consolidated in the Company's historical results. The Company's Board of Directors also formed a Special Committee consisting of independent directors to review the accounting treatment related to certain of the Company's international joint venture transactions.  The Special Committee has completed its review.  Refer to Note 19 for further detail related to the Company’s restatement and related conclusions.

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

19. Restatement

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

In conjunction with the Company’s consolidation of the joint ventures noted above, the Company also adjusted its historical financial statements to properly reflect the consideration from joint venture partners (“the redemption value”) as redeemable non-controlling interest for the Iconix Southeast Asia, Iconix MENA and LC Partners US joint ventures as of the date of the formation of the joint venture.  For each reporting period subsequent to the formation of the joint venture, the Company will accrete the change in redemption value up to the date that the joint venture partner has the right to redeem its respective put option.  Additionally, in accordance with the applicable accounting guidance, the notes receivable, net of discount, received from our joint venture partners as part of the consideration related to the formation of consolidated joint ventures will be netted against non-controlling interest or redeemable non-controlling interest, as applicable.

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

The impact of all of the changes described above on the Company’s previously reported consolidated financial statements for the years ended December 31, 2013 and December 31, 2014 were reflected in the financial statements included in the Company’s most recently filed Form 10-K.  The impact of these changes on the Company’s previously reported financial statements for the three months and six months ended June 30, 2015 are identified in the table below:

	As of June 30, 2015
	As Previously Reported	Adjustments	As Restated
Assets
Current Assets:
Cash and cash equivalents	$117,874	$69	$117,943
Restricted cash	64,923	—	64,923
Accounts receivable, net	126,257	(4,766)	121,491
Deferred income tax assets	21,436	—	21,436
Other assets – current(1)	49,780	(8,278)	41,502
Total Current Assets	380,270	(12,975)	367,295
Property and equipment:
Furniture, fixtures and equipment	23,435	—	23,435
Less: Accumulated depreciation	(15,839)	—	(15,839)
	7,596	—	7,596
Other Assets:
Other assets	52,341	(17,886)	34,455
Trademarks and other intangibles, net(1)	2,183,447	(80,283)	2,103,164
Deferred financing costs, net	17,383	—	17,383
Investments and joint ventures(1)	182,760	(34,307)	148,453
Goodwill(1)	238,187	53,526	291,713
	2,674,118	(78,950)	2,595,168
Total Assets	$3,061,984	$(91,925)	$2,970,059
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$45,173	$(388)	$44,785
Deferred revenue	29,439	693	30,132
Current portion of long-term debt	347,918	—	347,918
Other liabilities – current	15,447	(11,947)	3,500
Total current liabilities	437,977	(11,642)	426,335
Deferred income tax liability	359,721	(20,601)	339,120
Long-term debt, less current maturities	1,130,667	—	1,130,667
Other liabilities	10,570	5,265	15,835
Total Liabilities	$1,938,935	$(26,978)	$1,911,957
Redeemable Non-Controlling Interests, net of installment payments due from non-controlling interest holders	14,582	32,572	47,154
Commitments and contingencies
Stockholders’ Equity:
Common stock	80	—	80
Additional paid-in capital	970,245	(7,433)	962,812
Retained earnings	883,997	(93,579)	790,418
Accumulated other comprehensive loss	(55,003)	506	(54,497)
Less: Treasury stock	(836,501)	—	(836,501)
Total Iconix Brand Group, Inc. Stockholders’ Equity	962,818	(100,506)	862,312
Non-controlling interests, net of installment payments due from non-controlling interest holders	145,649	2,987	148,636
Total Stockholders’ Equity	$1,108,467	$(97,519)	$1,010,948
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$3,061,984	$(91,925)	$2,970,059

(1)

Included in the adjustment amounts for goodwill, trademarks and other intangibles, net, investments and joint ventures, and other assets – current are adjustments of $52.5 million, $(52.1) million, $(3.8) million and $3.4 million, respectively, which were not part of the restatement but are to reflect the final purchase price allocation (which was completed in the fourth quarter of 2015) for the buy-out of the remaining 50% interest in Iconix China as well as the acquisitions of Strawberry Shortcake and PONY.  Refer to Note 2 and 3 for further details.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Licensing revenue	$96,221	$1,177	$97,398	$190,018	$3,194	$193,212
Total revenue	96,221	1,177	97,398	190,018	3,194	193,212
Selling, general and administrative expenses	46,656	381	47,037	87,864	198	88,062
Equity on earnings on joint ventures(2)	—	(1,463)	(1,463)	—	(2,650)	(2,650)
Operating income	49,565	2,259	51,824	102,154	5,646	107,800
Other expenses (income) - net(2)	17,983	3,352	21,335	(22,545)	3,538	(19,007)
Income before taxes	31,582	(1,093)	30,489	124,699	2,108	126,807
Provision for income taxes	12,193	(657)	11,536	38,558	249	38,807
Net income	$19,389	$(436)	$18,953	$86,141	$1,859	$88,000
Less: Net income attributable to non-controlling interest	$4,603	$612	$5,215	$7,670	$1,232	$8,902
Net income attributable to Iconix Brand Group, Inc.	$14,786	$(1,048)	$13,738	$78,471	$627	$79,098

Earnings per share:
Basic	$0.31	$(0.02)	$0.28	$1.63	$0.01	$1.64
Diluted	$0.30	$(0.02)	$0.28	$1.55	$0.01	$1.56

Comprehensive income	$26,811	$(443)	$26,368	$55,324	$2,365	$57,689
Comprehensive income attributable to Iconix Brand Group, Inc.	$22,208	$(1,055)	$21,153	$47,654	$1,133	$48,787

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Licensing revenue	$96,071	$(955)	$95,116	$207,723	$(2,207)	$205,516
Other revenue(1)	16,038	(16,038)	—	20,009	(20,009)	—
Total revenue	112,109	(16,993)	95,116	227,732	(22,216)	205,516
Selling, general and administrative expenses	43,855	61	43,916	91,619	(32)	91,587
Gains on sale of trademarks(1)	—	(6,399)	(6,399)	—	(6,399)	(6,399)
Equity on earnings on joint ventures(2)	—	(4,261)	(4,261)	—	(6,043)	(6,043)
Operating income	68,254	(6,394)	61,860	136,113	(9,742)	126,371
Other expenses (income) - net(2)	15,090	5,608	20,698	(5,370)	17,550	12,180
Income before taxes	53,164	(12,002)	41,162	141,483	(27,292)	114,191
Provision for income taxes	18,539	(4,326)	14,213	44,066	(9,856)	34,210
Net income	$34,625	$(7,676)	$26,949	$97,417	$(17,436)	$79,981
Less: Net income attributable to non-controlling interest	$3,463	$59	$3,522	$6,537	$102	$6,639
Net income attributable to Iconix Brand Group, Inc.	$31,162	$(7,735)	$23,427	$90,880	$(17,538)	$73,342

Earnings per share:
Basic	$0.64	$(0.16)	$0.48	$1.85	$(0.36)	$1.50
Diluted	$0.53	$(0.13)	$0.40	$1.56	$(0.30)	$1.26

Comprehensive income	$32,293	$(7,389)	$24,904	$94,797	$(18,259)	$76,538
Comprehensive income attributable to Iconix Brand Group, Inc.	$28,830	$(7,448)	$21,382	$88,260	$(18,361)	$69,899

(1)

Gains on sale of trademarks was previously reported as other revenue.  Many of the gains recorded upon formation of certain joint ventures were reversed as a result of consolidation.  The gains that were not impacted by consolidation, and therefore not reversed, have been reclassified and are being presented as a separate line item above operating income.

(2)	Equity earnings on joint ventures was previously reported within other expenses (income) – net and has been reclassified and is being presented as a component of operating income.

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

As of June 30, 2015, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Badgley Mischka ®, Joe Boxer  ® , Rampage  ® , Mudd  ® , London Fog  ® , Mossimo  ® , Ocean Pacific/OP  ® , Danskin /Danskin Now ® , Rocawear  ®  /Roc Nation  ® , Artful Dodger  ® , Cannon  ® , Royal Velvet  ® , Fieldcrest  ® , Charisma  ® , Starter  ® , Waverly  ® , Ecko Unltd  ®  /Mark Ecko Cut & Sew ® , Zoo York  ® , Sharper Image  ® , Umbro  ®  ,Lee Cooper  ®  and Strawberry Shortcake  ® ; and an equity interest in Material Girl  ® , Peanuts  ® , Ed Hardy  ® , Truth or Dare  ® , Billionaire Boys Club  ® , Ice Cream  ® , Modern Amusement  ® , Buffalo  ® , Nick Graham  ® , Hydraulic ®  and Pony ® .

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (restated)	2014 (restated)	2015 (restated)	2014 (restated)
Licensing revenue:
Men's	$26,183	$27,277	$49,981	$51,896
Women's	37,751	37,706	76,131	76,756
Home	9,593	11,031	20,065	21,919
Entertainment	23,871	19,102	47,035	54,945
Corporate	—	—	—	—
	$97,398	$95,116	$193,212	$205,516
Operating income (loss):
Men's	$18,815	$16,942	$34,121	$33,710
Women's	32,008	35,983	65,123	70,679
Home	8,028	9,375	16,696	19,165
Entertainment	7,512	3,502	15,555	15,696
Corporate	(14,539)	(3,942)	(23,695)	(12,879)
	$51,824	$61,860	$107,800	$126,371

Highlights of Current Quarter

•	Q2 Licensing revenue up 2% as compared to the Prior Year Quarter
•	Excluding the effect of foreign exchange rates, licensing revenue increased 6%

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total licensing revenue for the Current Quarter was $97.4 million, a 2% increase as compared to $95.1 million for the Prior Year Quarter. Total licensing revenue was negatively impacted by approximately $3.3 million due to foreign exchange rates. The entertainment segment increased 25% from $19.1 million in the Prior Year Quarter to $23.9 million in the Current Quarter mainly due to strong overall business from our Peanuts brand and additional revenue from our recently completed purchase of the Strawberry Shortcake brand. The women’s segment was relatively flat, from $37.7 million in the Prior Year Quarter to $37.8 million in the Current Quarter. The men’s segment decreased 4% from $27.3 million in the Prior Year Quarter to $26.2 million in the Current Quarter mainly due to weakness in our Ecko brand. The home segment decreased 13% from $11.0 million in the Prior Year Quarter to $9.6 million in the Current Quarter mainly due to a decrease in our Sharper Image brand partially related to the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark in June 2014.

Operating Expenses. Total operating expenses (“SG&A”) was $47.0 million for the Current Quarter as compared to $43.9 million for the Prior Year Quarter, an increase of $3.1 million. SG&A in the entertainment segment increased 5% from $15.6 million in the Prior Year Quarter to $16.4 million in the Current Quarter which was mainly due to increased agent expenses as a result of higher international revenues in the Peanuts brand. SG&A from the women’s segment increased 19% from $5.4 million in the Prior Year Quarter to $6.4 million in the Current Quarter mainly due to advertising for the Mudd brand. SG&A from the men’s segment decreased 26% from $10.9 million in the Prior Year Quarter to $8.1 million in the Current Quarter mainly due to $3 million decrease in compensation costs.  SG&A from the home segment decreased 7% from $1.7 million in the Prior Year Quarter to $1.6 million in the Current Quarter mainly due to decreased compensation costs. Corporate SG&A increased 41% from $10.3 million to $14.6 million mainly due to an increase in professional fees of $2.6 million, mostly as a result of the continuing correspondence with the Staff and the Special Committee’s review.

Gain on sale of trademarks. There were no gains on sales of trademarks for the Current Quarter as compared to a $6.4 million gain for the Prior Year Quarter as a result of the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark.

Equity Earnings on Joint Ventures. Equity Earnings on Joint Ventures was $1.5 million in income in the Current Quarter, as compared to $4.3 million in income from the Prior Year Quarter. The decrease was due to a decrease of $3.0 million in income from our MG Icon joint venture slightly offset by an increase of $0.2 million in our Iconix India joint venture.

Operating Income. Total operating income for the Current Quarter decreased to $51.8 million, or approximately 53% of total revenue, compared to approximately $61.9 million or approximately 65% of total revenue in the Prior Year Quarter. Operating income from the entertainment segment was $7.5 million in the Current Quarter compared to $3.5 million in the Prior Year Quarter. Operating income from the women’s segment was $32.0 million in the Current Quarter compared to $36.0 million in the Prior Year Quarter. Operating income from the men’s operating segment was $18.8 million in the Current Quarter compared to $16.9 million in the Prior Year Quarter. Operating income from the home segment was $8.0 million in the Current Quarter compared to $9.4 million in the Prior Year Quarter. Corporate operating loss was $14.5 million in the Current Quarter compared to $3.9 million in the Prior Year Quarter.

Other Expenses (Income) - Net. Other expenses (income) - net were approximately $21.3 million for the Current Quarter as compared to $20.7 million for the Prior Year Quarter, an increase of $0.6 million. The increase in other expenses-net was primarily related to a $1.9 million foreign currency translation loss in the Current Quarter as compared to a loss of $0.2 million in the Prior Year Quarter. The foreign currency loss was slightly offset by $2.0 million in interest and other income in the Current Quarter as compared to $0.8 million in the Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 37.8% resulting in a $11.5 million income tax expense, as compared to an effective income tax rate of 34.5% in the Prior Year Quarter which resulted in the $14.2 million income tax expense. The increase in our effective tax rate primarily relates to a smaller portion of our income being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $19.0 million in the Current Quarter, compared to net income of approximately $26.9 million in the Prior Year Quarter, as a result of the factors discussed above.

Current Six Months compared to Prior Year Six Months

Licensing Revenue. Total licensing revenue for the Current Six Months totaled $193.2 million, a 6% decrease as compared to $205.5 million for the Prior Year Six Months. Total licensing revenue was negatively impacted by approximately $6.0 million due to foreign exchange rates. In addition, total licensing revenue in the 2014 period included $17.1 million of revenue related to the 5-year renewal of the Peanuts specials with ABC for which there is no comparable revenue in the Current Six Months. After excluding the effect of foreign exchange rates and revenue related to the ABC renewal in the Prior Year Six Months, licensing revenue increased approximately 6%. Licensing revenue from the entertainment segment decreased 14% from $54.9 million in the Prior Year Six Months to $47.0 million in the Current Six Months mainly due to a decrease in our Peanuts revenue related to the renewal of Peanuts specials with ABC, which was $17.1 million in the Prior Year Six Months for which there was no comparable revenue in the Current Six Months, partially offset by additional revenue in the Current Six Months from our recently completed purchase of the Strawberry Shortcake brand. Licensing revenue from the women’s segment decreased 1% from $76.8 million in the Prior Year Six Months to $76.1 million in the Current Six Months mainly due to general weakness in revenue from our Rampage and Bongo brands offset by strength in our Danskin brand. Licensing revenue from the men’s segment decreased 4% from $51.9 million in the Prior Year Six Months to $50.0 million in the Current Six Months mainly due to general weakness in revenue from our Ecko brand. Licensing revenue from the home segment decreased 8% from $21.9 million in the Prior Year Six Months to $20.1 million in the Current Six Months mainly due to a decrease in our Sharper Image brand partially related to the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark in June 2014.

Operating Expenses. Total SG&A totaled $88.1 million for the Current Six Months compared to $91.6 million for the Prior Year Six Months, a decrease of $3.5 million. SG&A in the entertainment segment decreased 20% from $39.3 million in the Prior Year Six Months to $31.5 million in the Current Six Months which was mainly due to talent expenses related to the Peanuts specials with ABC in the Prior Year Six Months. SG&A in the women’s segment increased 10% from $11.3 million in the Prior Six Months to $12.5 million in the Current Six Months mainly due to advertising for the Mudd brand. SG&A in the men’s segment decreased 11% from $19.2 million in the Prior Six Months to $17.1 million in the Current Six Months mainly due to $3.6 million in decreased compensation costs offset by an increase of $1.7 million in advertising costs. SG&A in the home segment increased 14% from $3.0 million in the Prior Year Six Months to $3.5 million in the Current Six Months mainly due to increased advertising for the Royal Velvet brand. Corporate expenses increased 25% from $18.8 million in the Prior Year Six Months to $23.5 million in the Current Six Months mainly due to increased professional fees of $2.4 million as a result of the continuing correspondence with the Staff and the Special Committee’s review

Gain on sale of trademarks. There were no gains on sales of trademarks for the Current Six Months as compared to a $6.4 million gain for the Prior Year Six Months, as a result of the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark.

Equity Earnings on Joint Ventures. Equity Earnings on Joint Ventures was $2.7 million in income in the Current Six Months, as compared to $6.0 million in income from the Prior Year Six Months. The decrease was due to a decrease of $3.5 million in income from our MG Icon joint venture.

Operating Income. Total operating income for the Current Six Months decreased to $107.8 million, or approximately 56% of total revenue, compared to $126.4 million or approximately 61% of total revenue in the Prior Year Six Months. Operating income from the entertainment segment was $15.6 million in the Current Six Months compared to $15.7 million in the Prior Year Six Months. Operating income from the women’s segment was $65.1 in the Current Six Months compared to $70.7 million in the Prior Year Six Months. Operating income from the men’s operating segment was $34.1 million in the Current Six Months compared to $33.7 million in the Prior Year Six Months. Operating income from the home segment was $16.7 million in the Current Six Months compared to $19.2 million in the Prior Year Six Months. Corporate operating loss was $23.7 million in the Current Six Months compared to $12.9 million in the Prior Year Six Months.

Other Expenses (Income) - Net. Other Expenses (Income) - Net was approximately $19.0 million in income in the Current Six Months as compared to an expense of $12.2 million in the Prior Year Six Months. This increase of $31.2 million was mainly related to (i) approximately $50.0 million in Other Income in the Current Six Months related to the non-cash gain on the fair value re-measurement of our original 50% interest in Iconix China compared to a $28.9 million non-cash gain in the Prior Year Six Months primarily related to the fair value re-measurement of our original 50% interest in Iconix Latin America, and (ii) a $8.8 million foreign currency translation gain in the Current Six Months as compared to a $0.4 million foreign currency loss in the Prior Year Six Months.

Provision for Income Taxes. The effective income tax rate for the Current Six Months is approximately 30.6% resulting in a $38.8 million income tax expense, as compared to an effective income tax rate of 30.0% in the Prior Year Six Months which resulted in the $34.2 million income tax expense. The increase in our effective tax rate primarily relates a smaller portion of our income in the Current Six Months as compared to the Prior Year Six Months being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $88.0 million in the Current Six Months, compared to net income of approximately $80.0 million in the Prior Year Six Months, as a result of the factors discussed above.

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

Changes in Working Capital

At June 30, 2015 and December 31, 2014 the working capital ratio (current assets to current liabilities) was 0.86 to 1 and 2.68 to 1, respectively.

Operating Activities

Net cash provided by operating activities increased approximately $15.1 million, from $80.1 million in the Prior Year Six Months to $95.3 million in the Current Six Months. The increase is primarily due to an increase in net income of $8.0 million period over period adjusted for non-cash items of $(8.8) million for the Current Six Months as compared to $20.5 million for the Prior Year Six Months.  The change in the non-cash adjustments are primarily as a result of the non-cash gain of $50.0 million related to the fair value re-measurement of our original 50% interest in Iconix China in the Current Six Months as compared to the non-cash gain of $28.9 million primarily related to the fair value re-measurement of our original 50% interest in Iconix Latin America in the Prior Year Six Months.

These non-cash adjustments are offset by cash provided by working capital items of $16.1 million in the Current Six Months as compared to cash used in working capital items of $20.4 million in the Prior Year Six Months.

Investing Activities

Net cash used in investing activities increased approximately $117.9 million, from $35.9 million in the Prior Year Six Months to $153.8 million in the Current Six Months. This increase period over period is primarily due to (i) cash used in the acquisition of Iconix China of approximately $20.4 million, (ii) cash used in the acquisition of the Company’s interest in Pony of $37.0 million, and (iii) $95.0 million of cash used in the acquisition of the Strawberry Shortcake brand along with the $10.0 million issuance of a note to American Greetings associated with the acquisition versus the Prior Year Six Months cash primarily used for our acquisition of interest in Iconix Latin America of $42.0 million.

Financing Activities

Net cash provided by financing activities increased approximately $238.8 million, from cash used in financing activities of $190.9 million in the Prior Year Six Months to cash provided by financing activities of $47.9 million in the Current Six Months. The increase in cash provided in financing activities period over period is due to the proceeds of $100.0 million from our Variable Funding Notes received in the Current Six Months, for which there was no comparable financing arrangement in the Prior Year Six Months as well as the cash used of $144.3 million in the Prior Year Six Months as compared to cash used of $12.4 million in the Current Six Months for shares repurchased on the open market.

Other Matters

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used.  Certain accounting policies require that estimates and assumptions be made by management for use in the preparation of the financial statements.  Critical accounting policies are those that are central to the presentation of the Company’s financial conditions and results and that require subjective or complex estimates by management.  There have been no material changes with respect to the Company’s critical accounting policies from those discussed in the Company’s most recently filed Form 10-K.

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

In connection with the Company’s Original Filing (filed on August 12, 2015) as well as the Prior Amendments of its quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed on August 26, 2015 and November 27, 2015, the Company’s then principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by the Original Filing (the “Evaluation Date”) due to material weaknesses identified in internal controls over financial reporting which related to inadequate management review controls. Subsequent to the filing of the Prior Amendments, the Company’s management identified additional material weaknesses which are summarized below. As a result of its identification of the weaknesses, management, under the supervision and with the participation of our current principal executive officer and principal financial and accounting officer, reevaluated the effectiveness of the Company's disclosure controls and procedures as of the Evaluation Date. Based on that reevaluation, our current principal executive officer and principal financial and accounting officer concluded that the Company's disclosure controls and procedures were not effective as of the Evaluation Date as described below.

As disclosed in the Original Filing, there were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as a result of management's identification of the material weaknesses described below, subsequent to June 30, 2015, the Company has instituted a number of actions and is in the process of designing and implementing changes in its internal control over financial reporting. These actions and changes in internal control over financial reporting are described in detail in the Company’s most recently filed Form 10-K.

With respect to this Amended Filing and in connection with management’s review, under the supervision of the Company’s principal executive officer and principal financial officer, as of June 30, 2015, weaknesses were identified in certain of the Company’s disclosure controls and procedures and internal controls over financial reporting which are as follows:

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

Addressing the Material Weaknesses

We are in the process of supplementing our controls to remediate the material weaknesses that existed as of June 30, 2015.  In 2016, the current senior management team is dedicated to continuing its initiative to implement and document policies, procedures, and internal controls, for the purpose of strengthening the internal control environment.  This is also being performed with Audit Committee oversight. The remediation actions are described in the Company’s most recently filed Form 10-K.

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

In addition, as of June 30, 2015, approximately $69.4 million, or 37.9%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

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

Our licenses with Wal-Mart, Target, Kohl’s and Kmart/Sears represent, each in the aggregate, our four largest direct-to-retail licensees during the Current Six Months, representing approximately 17%, 9%, 6% and 5%, respectively, of our total revenue for the Current Six Months. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of June 30, 2015, goodwill represented approximately $291.7 million, or approximately 9.8% of our total consolidated assets, and trademarks and other intangible assets represented approximately $2,103.2 million, or approximately 70.8% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

Iconix Brand Group, Inc.
(Registrant)

Date: June 21, 2016	/s/ John N. Haugh
John N. Haugh
President and Chief Executive Officer (Principal Executive Officer)

Date: June 21, 2016	/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)