Form 10-Q/A
period 2015-09-30
ICONIX BRAND GROUP, INC.
filed 2016-06-29
CIK 857737

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

Common Stock, $.001 Par Value-52,095,106 shares as of June 29, 2016.

Unless the context requires otherwise, references in this Form 10-Q/A to the “Company”, “Iconix”, “we”, “us”, “our”, or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries.

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

Iconix Brand Group, Inc. (the “Company”) is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A (the “Amended Filing”) to amend certain parts of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, originally filed with the U.S. Securities and Exchange Commission, (“SEC”) on November 13, 2015 (the “Original Filing”), to restate the Company’s unaudited condensed consolidated financial statements and related footnote disclosures as of September 30, 2015 and for the three months and nine months ended September 30, 2015 and 2014.

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

Other.

In addition, through the Company’s review of various historical transactions, management determined that it would record adjustments to reflect the following:  (i) a reduction of revenue and remeasurement gains associated with certain transactions whereby the Company was not able to establish the fair value of the purchase transaction and subsequent guaranteed minimum royalties, and (ii) record a liability for a royalty credit earned by a specific licensee in fiscal years 2006 through 2008 that will be utilized in fiscal years 2016 through 2020.

This Amended Filing includes the restated condensed consolidated financial statements, as described above.  See Note 18 – Restatement to the accompanying condensed consolidated financial statements for additional information.

Disclosure Controls and Procedures

In connection with the Original Filing, the Company’s then interim Principal Executive Officer and Principal Financial Officer determined that the Company’s disclosure controls and procedures were not effective as of September 30, 2015 due to inadequate review controls related to the preparation of timely and accurate financial statements in its internal control over financial reporting.  In connection with this Amended Filing, management reassessed its evaluation of the effectiveness of its Disclosure Controls and Procedures as of September 30, 2015 and identified additional material weaknesses in internal controls over financial reporting.  The Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company did not maintain effective disclosure controls and procedures as of September 30, 2015.  The material weaknesses relate to inadequate management review controls which caused the restatement adjustments noted above.  For a description of the material weaknesses in internal control over financial reporting and actions taken, and to be taken, to remediate the material weaknesses, see the Company’s most recently filed Form 10-K and Item 4. Controls and Procedures of this Amended Filing.

Items Amended in This Filing

This Amended Filing amends and restates the following items of the Company's Original Filing as of, and for the period ended September 30, 2015.

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

Except for the items noted above, no other information included in the Original Filing is being further amended and restated by this Amended Filing. The Amended Filing speaks as of the date of the Original Filing and the Company has not updated the Original Filing to reflect events occurring subsequent to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2015 (restated)	December 31, 2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$136,720	$128,039
Restricted cash	51,911	59,560
Accounts receivable, net	104,828	112,347
Deferred income tax assets	20,383	10,328
Other assets – current	39,557	44,088
Total Current Assets	353,399	354,362
Property and equipment:
Furniture, fixtures and equipment	23,749	22,704
Less: Accumulated depreciation	(16,248)	(14,946)
	7,501	7,758
Other Assets:
Other assets	32,673	51,865
Trademarks and other intangibles, net	2,105,628	1,996,334
Deferred financing costs, net	16,188	19,842
Investments and joint ventures	145,465	110,105
Goodwill	293,849	232,776
	2,593,803	2,410,922
Total Assets	$2,954,703	$2,773,042
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$43,994	$38,655
Deferred revenue	27,535	25,868
Current portion of long-term debt	351,544	61,123
Other liabilities – current	3,727	6,403
Total current liabilities	426,800	132,049
Deferred income tax liability	342,086	299,982
Long-term debt, less current maturities	1,120,098	1,332,954
Other liabilities	15,689	16,924
Total Liabilities	1,904,673	1,781,909
Redeemable Non-Controlling Interest	52,523	39,696
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 80,491 and 79,263, respectively	80	79
Additional paid-in capital	967,541	940,922
Retained earnings	783,767	713,819
Accumulated other comprehensive loss	(51,396)	(24,186)
Less: Treasury stock – 31,997 and 31,310 shares at cost, respectively	(837,424)	(812,429)
Total Iconix Brand Group, Inc. Stockholders’ Equity	862,568	818,205
Non-controlling interest	134,939	133,232
Total Stockholders’ Equity	997,507	951,437
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,954,703	$2,773,042

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Statement of Operations

(in thousands, except earnings per share data)

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (restated)	2014 (restated)	2015 (restated)	2014 (restated)
Licensing revenue	$91,332	$89,965	$284,544	$295,481
Selling, general and administrative expenses	63,900	46,827	151,961	138,413
Gains on sale of trademarks	—	—	—	(6,399)
Equity earnings on joint ventures	(350)	(2,639)	(3,000)	(8,683)
Operating income	27,782	45,777	135,583	172,150
Other expenses (income):
Interest expense	22,252	21,130	64,950	63,533
Interest income	(874)	(746)	(3,030)	(2,439)
Other income	—	(125)	(50,780)	(29,022)
Foreign currency translation loss (gain)	1,083	269	(7,686)	636
Other expenses (income) – net	22,461	20,528	3,454	32,708
Income before income taxes	5,321	25,249	132,129	139,442
Provision for income taxes	6,275	8,867	45,083	43,078
Net (loss) income	$(954)	$16,382	$87,046	$96,364
Less: Net income attributable to non-controlling interest	$4,433	$3,527	$13,335	$10,165
Net (loss) income attributable to Iconix Brand Group, Inc.	$(5,387)	$12,855	$73,711	$86,199
Earnings (loss) per share:
Basic	$(0.11)	$0.27	$1.53	$1.77
Diluted	$(0.11)	$0.22	$1.46	$1.48
Weighted average number of common shares outstanding:
Basic	48,310	47,991	48,238	48,682
Diluted	48,310	58,457	50,486	58,306

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (restated)	2014 (restated)	2015 (restated)	2014 (restated)
Net (loss) income	$(954)	$16,382	$87,046	$96,364
Other comprehensive income (loss):
Foreign currency translation gain (loss)	4,051	(24,905)	(26,560)	(28,348)
Change in fair value of available for sale securities	(948)	—	(650)	—
Total other comprehensive income (loss)	3,103	(24,905)	(27,210)	(28,348)
Comprehensive income (loss)	$2,149	$(8,523)	$59,836	$68,016
Less: comprehensive income attributable to non-controlling interest	4,433	3,527	13,335	10,165
Comprehensive (loss) income attributable to Iconix Brand Group, Inc.	$(2,284)	$(12,050)	$46,501	$57,851

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2015

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2015 - Restated	79,263	$79	$940,922	$713,819	$(24,186)	$(812,429)	$133,232	$951,437
Issuance of common stock related to acquisition of interest in joint venture	465	—	15,703	—	—	—	—	15,703
Shares issued on vesting of restricted stock	748	1	—	—	—	—	—	1
Purchase of minority interest in consolidated joint venture			750				(6,750)	(6,000)
Shares issued on exercise of stock options and warrants	15	—	245	—	—	—	—	245
Tax benefit of stock option exercises	—	—	97	—	—	—	—	97
Compensation expense in connection with restricted stock	—	—	9,824	—	—	—	—	9,824
Shares repurchased on the open market	—	—	—	—	—	(12,391)	—	(12,391)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(12,604)	—	(12,604)
Change in redemption value of redeemable non-controlling interest, net of imputed interest	—	—	—	(3,763)	—	—	—	(3,763)
Change in fair value of available for sale securities	—	—	—	—	(650)	—	—	(650)
Change in non-controlling interest, net of imputed interest							3,356	3,356
Net income	—	—	—	73,711	—	—	13,335	87,046
Foreign currency translation	—	—	—	—	(26,560)	—	—	(26,560)
Distributions to joint ventures	—	—	—	—	—	—	(20,567)	(20,567)
Non-controlling interest of acquired companies	—	—	—	—	—	—	12,333	12,333
Balance at September 30, 2015 - Restated	80,491	$80	$967,541	$783,767	$(51,396)	$(837,424)	$134,939	$997,507

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2015 (restated)	2014 (restated)
Cash flows from operating activities:
Net income	$87,046	$96,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,222	2,154
Amortization of trademarks and other intangibles	2,414	3,394
Amortization of deferred financing costs and debt discount	3,654	3,997
Amortization of convertible note discount	23,408	22,040
Stock-based compensation expense	9,824	14,726
Non-cash gain on re-measurement of equity investment	(49,990)	(28,897)
Provision for doubtful accounts	16,117	5,530
Earnings on equity investments in joint ventures	(3,000)	(8,683)
Distributions from equity investments	3,273	6,303
Gain on sale of fixed assets	(225)	—
Gain on sale of securities	—	(125)
Gain on sale of trademarks	—	(6,399)
Deferred income tax provision	22,627	31,492
(Gain) loss on foreign currency translation	(7,686)	636
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(5,416)	(15,791)
Other assets – current	15,150	(19,144)
Other assets	5,514	(10,069)
Deferred revenue	2,091	2,065
Accounts payable and accrued expenses	8,991	23,148
Net cash provided by operating activities	135,014	122,741
Cash flows used in investing activities:
Purchases of property and equipment	(1,134)	(1,086)
Acquisition of interest in Iconix China, net of cash acquired	(20,400)	—
Acquisition of interest in iBrands	—	(2,500)
Acquisition of interest in Pony	(37,000)	—
Acquisition of interest in Strawberry Shortcake	(95,000)	—
Acquisition of interest in Iconix Latin America	—	(42,000)
Issuance of note to American Greetings	(10,000)	—
Proceeds received from note due from Buffalo International	6,561	7,920
Proceeds from note due from American Greetings	2,500	—
Proceeds from sale of trademarks and related notes receivable	3,030	4,000
Proceeds from sale of fixed assets	225	—
Proceeds from sale of securities	—	720
Purchase of trademarks	—	(5,998)
Additions to trademarks	(120)	(790)
Net cash used in investing activities	(151,338)	(39,734)
Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(12,391)	(168,168)
Proceeds from Variable Funding Notes	100,000	—
Payment of long-term debt	(45,843)	(47,574)
Acquisition of interest in Scion	(6,000)	—
Proceeds from sale of trademarks and related notes receivable from consolidated JVs	14,813	9,666
Additional payment to Purim	(2,000)	(3,000)
Distributions to non-controlling interests	(15,738)	(12,448)
Excess tax benefit from share-based payment arrangements	98	1,480
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(15,515)	(13,696)
Proceeds from exercise of stock options and warrants	—	3,512
Restricted cash	7,648	1,708
Net cash provided by (used in) financing activities	25,072	(228,520)
Effect of exchange rate changes on cash	(67)	(3,749)
Net increase (decrease) in cash and cash equivalents	8,681	(149,262)
Cash and cash equivalents, beginning of period	128,039	278,789
Cash and cash equivalents, end of period	$136,720	$129,527

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash paid during the period:
Income taxes (net of refunds received)	$(7,819)	$19,135
Interest	$35,623	$36,433
Non-cash investing and financing activities:
Sale of trademarks for note receivable	$—	$39,339
Issuance of shares in connection with purchase of Iconix China	$15,703	$—
Distribution to joint venture included in accounts payable	$4,829	$—
Note receivable in connection with Strawberry Shortcake acquisition	$9,470	$—
Shares repurchased on vesting of restricted stock included in accrued expenses	$—	$3,459

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and the nine months (“Current Nine Months”) ended September 30, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the most recently filed Form 10-K.

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

2. Goodwill and Trademarks and Other Intangibles, net

Goodwill

Goodwill by segment and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

	Women's	Men's	Home	Entertainment	Corporate	Consolidated
Net goodwill at December 31, 2014	$115,462	$53,326	$46,334	$17,654	$—	$232,776
Acquisitions(1)	6,086	17,324	931	35,375	—	59,716
Foreign currency adjustment	—	1,357	—	—	—	1,357
Net goodwill at September 30, 2015 (restated)	$121,548	$72,007	$47,265	$53,029	$—	$293,849

(1)

Amounts of goodwill generated from acquisitions have been updated from the previously-issued financial statements for the nine months ended September 30, 2015 to reflect the fair values of the assets acquired and liabilities assumed within the final purchase price allocation which, was completed in the fourth quarter of FY 2015.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		September 30, 2015 (restated)		December 31, 2014
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks and copyrights	Indefinite	$2,095,374	$—	$1,986,350	$—
Definite-lived trademarks	10-15	19,404	11,810	17,404	10,985
Non-compete agreements	2-15	940	627	940	450
Licensing contracts	1-9	12,462	10,115	11,803	8,728
		$2,128,180	$22,552	$2,016,497	$20,163
Trademarks and other intangibles, net			$2,105,628		$1,996,334

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

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy, Sharper Image, Umbro, Modern Amusement, Buffalo, Lee Cooper, Hydraulic, Nicholas Graham, Strawberry Shortcake and Pony have been determined to have an indefinite useful life and accordingly no amortization has been recorded in the Company’s unaudited condensed consolidated statement of operations. Instead, each of these intangible assets are tested for impairment annually and, as needed, on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of income at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter. There was no impairment of the indefinite-lived trademarks during the Current Nine Months or Prior Year Nine Months. Further, as it relates to the Company’s definite-lived trademarks, there was no impairment of the definite-lived trademarks during the Current Nine Months or Prior Year Nine Months.

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
$114,744

Other assets consist primarily of securities of a company publicly traded on the Hong Kong Stock Exchange.  These assets are being accounted for as available-for-sale securities.  As such, any increase or decrease in fair value is recorded with accumulated other comprehensive income and is not included in the Company’s consolidated statement of operations.

The Iconix China trademarks have been determined by management to have an indefinite useful life and accordingly no amortization is being recorded in the Company’s unaudited condensed consolidated statement of operations. The goodwill and trademarks are subject to a test for impairment on an annual basis. The $9.6 million of goodwill resulting from the 2015 Buy-out is deductible for income tax purposes.

For the Current Quarter and Current Nine Months, post-acquisition, the Company recognized approximately $0.3 million and $0.3 million, respectively, in revenue from such assets. In addition, the Company’s selling, general and administrative expenses increased by $0.6 million and $1.2 million for the Current Quarter and Current Nine Months, respectively, and other income increased by $0.6 million for the Current Nine Months as a result of consolidating Iconix China on the Company’s unaudited condensed consolidated statement of operations.

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

Iconix Middle East Joint Venture

In December 2014, the Company formed Iconix MENA (“Iconix Middle East”) a wholly owned subsidiary of the Company and contributed to it substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “Middle East Territory”). Shortly thereafter, Global Brands Group Asia Limited (“GBG”), purchased a 50% interest in Iconix Middle East for approximately $18.8 million. GBG paid $6.3 million in cash upon the closing of the transaction and committed to pay an additional $12.5 million over the 24-month period following closing. As a result of this transaction, the Company incurred $3.1 million of expenses related to GBG’s diligence and market analysis in the Iconix Middle East Territory. As of September 30, 2015, $12.3 million, net of discount for present value, remaining due to the Company from GBG, is netted against the redeemable non-controlling interest on the condensed consolidated balance sheet.

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

LC Partners U.S.

In March 2014, the Company formed LC Partners US, LLC (“LCP”), a wholly-owned subsidiary of the Company, and contributed to it substantially all its rights to the Lee Cooper brand in the US through an agreement with LCP. Shortly thereafter, Rise Partners, LLC (“Rise Partners”), purchased a 50% interest in LCP for $4.0 million, of which $0.8 million in cash was received during

FY 2014, with the remaining $3.2 million to be paid in four equal annual installments on the first through the fourth anniversaries of the closing date. As of September 30, 2015, the $2.4 million, remaining due to the Company, is netted against the redeemable non-controlling interest on the condensed consolidated balance sheet.

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

Iconix Israel Joint Venture

In November 2013, the Company formed Iconix Israel. LLC (“Iconix Israel”), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) through an agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million in cash upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As of September 30, 2015, the $1.0 million, remaining due to the Company, from MGS is netted against the non-controlling interest on the condensed consolidated balance sheet.

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

As of September 30, 2015, $17.7 million, net of discount for present value, remaining due to the Company from GBG for the above transactions is netted against the redeemable non-controlling interest on the condensed consolidated balance sheet.

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

As of September 30, 2015, $5.7 million, net of discount for present value, remaining due to the Company from Buffalo International for the above transactions is netted against the non-controlling interest on the condensed consolidated balance sheet.

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

Pursuant to the IE Operating Agreement, each of GBG and the Company holds specified put and call rights, respectively, relating to GBG’s ownership interest in the joint venture as described below.

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
$99,103

The Buffalo brand trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s condensed consolidated statement of operations. The goodwill and trademarks are subject to a test for impairment on an annual basis. Of the total consideration paid, $36.9 million (which is net of a discount) has been classified as a note receivable as the fair value of the transaction and the related guaranteed minimum royalties, which the Company will receive through FY 2016 under the BII license agreement could not be established at the acquisition date. As of September 30, 2015, $12.7 million, net of discount for present value, remaining due to the Company from BII for the above transactions is recorded in other assets on the condensed consolidated balance sheet.  The $7.1 million of goodwill resulting from this acquisition is deductible for income tax purposes.

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

Iconix India Joint Venture

In June 2013, the Company formed Imaginative Brand Developers Private Limited (“Iconix India), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in India through an agreement with Iconix India. Shortly thereafter Reliance Brands Limited (“Reliance’), an affiliate of the Reliance Group, purchased a 50% interest in Iconix India for $6.0 million of which approximately $2.0 million was paid in cash upon closing of this transaction and the remaining $4.0 million of which is a note, payable to the Company, to be paid over a 48- month period following closing. As a result of this transaction, the Company recognized a gain of approximately $2.3 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture. Additionally, pursuant to the terms of the transaction, the Company and Reliance each agreed to contribute 100 million Indian rupees (approximately $2.0 million) to Iconix India only upon the future mutual agreement of the parties, of which 25 million Indian rupees (approximately $0.5 million) was contributed at closing.

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

Investments in Iconix China

Through our ownership of Iconix China (see above), we have equity interests in the following private companies:

Brands Placed	Partner	Ownership by Iconix China	Value of Investment As of September 30, 2015
Candie’s	Candies Shanghai Fashion Co., Ltd.	20%	$9,494
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Ltd.	15%	2,293
Royal Velvet	Bai Shi Kou International (Qingdao) Home Products Co. Ltd.	20%	56
Material Girl	Ningbo Material Girl Fashion Co., Ltd.	20%	4,239
Ed Hardy	Tangli International Holdings Ltd.	20%	12,286
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited.	20%	11,102
			$39,470

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

4. Gains on Sale of Trademarks

The following table details transactions comprising gains on sale of trademarks in the condensed consolidated statement of operations:

Nine Months Ended September 30,
2014 (restated)
Sharper Image-eCommerce/Domain Name	$6,399
Total gains on sale of trademarks	$6,399

There were no gains on sale of trademarks in the Current Quarter, Current Nine Months or Prior Year Quarter.

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

As of September 30, 2015 and December 31, 2014, the total principal balance of the Notes was $828.2 million and $774.0 million, respectively, of which $61.1 million is included in the current portion of long-term debt on the Company’s unaudited condensed consolidated balance sheet. As of September 30, 2015 and December 31, 2014, $51.9 million and $59.6 million, respectively, is included in restricted cash on the unaudited condensed consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For the Current Quarter and Prior Year Quarter, cash interest expense related to the Notes was approximately $8.9 million and $8.7 million, respectively.  For the Current Nine Months and the Prior Year Nine Months, cash interest expense related to the Notes was approximately $26.0 million and $26.7 million, respectively.

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

As of September 30, 2015 and December 31, 2014, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $353.0 million and $339.9 million, respectively, and is reflected on the consolidated balance sheet as follows:

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

Debt Maturities

As of September 30, 2015, the Company’s debt maturities on a calendar year basis are as follows:

	Total	Oct 1 through December 31, 2015	2016	2017	2018	2019	Thereafter
Senior Secured Notes	$728,189	$15,282	$61,123	$61,123	$61,123	$61,123	$468,415
1.50% Convertible Notes(1)	$353,032	—	—	—	353,032		—
2.50% Convertible Notes(2)	$290,421	—	290,421	—	—	—	—
Variable Funding Notes	$100,000				100,000
Total	$1,471,642	$15,282	$351,544	$61,123	$514,155	$61,123	$468,415

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

The following table illustrates the activity under the Repurchase Programs, in the aggregate, for the Current Nine Months, FY 2014, FY 2013, FY 2012 and FY 2011:

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

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Basic	48,310	47,991	48,238	48,682
Effect of exercise of stock options	—	987	77	1,036
Effect of assuming vesting of performance related to restricted stock-based awards	—	381		127
Effect of assumed vesting of restricted stock	—	1,387	1,388	1,369
Effect of convertible notes subject to conversion	—	5,753	783	5,411
Effect of convertible notes warrants subject to conversion	—	1,958	—	1,681
Diluted	48,310	58,457	50,486	58,306

For each of the Current Quarter, Prior Year Quarter, Current Nine Months and Prior Year Nine Months, the Company’s redeemable non-controlling interest had no impact on the Company’s earnings per share calculation.

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

10. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation is a charitable foundation founded by Neil Cole, the Company’s former Chairman and Chief Executive Officer, for the purpose of raising national awareness about the consequences of teenage pregnancy. As of September 30, 2015, the Company owed the Candie’s Foundation less than $0.1 million, and as of December 31, 2014, the Candie’s Foundation owed the Company less than $0.1 million. The Company intends to pay-off the entire amount due to the Candie’s Foundation during 2015.

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

Other

The Company incurred advertising expenses with Complex Media, Inc. to promote certain of the Company’s men’s brands.  The Company owns a minority interest in Complex Media as discussed in Note 3.  There were no advertising expenses with Complex Media, Inc. for the Current Quarter as compared to less than $0.1 million in the Prior Year Quarter. There were no advertising expenses with Complex Media for the Current Nine Months as compared to less than $0.1 million in the Prior Nine Months.  There were no related accounts payable as of September 30, 2015 as compared to $0.1 million as of December 31, 2014.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

During each of the Current Quarter, the Prior Year Quarter, the Current Nine Months and the Prior Year Nine Months, the Company incurred less than $0.1 million in consulting fees in connection with a consulting arrangement entered into with Mark Friedman, a member of the Company’s Board of Directors, relating to the provision by Mr. Friedman of investor relations services.

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  For the Current Quarter, Prior Year Quarter, Current Nine Months and Prior Year Nine Months, the Company recognized the following royalty revenue amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Joint Venture Partner
Global Brands Group Asia Limited(1)	$1,450	$1,569	$4,073	$4,916
Buffalo International ULC	3,651	2,786	8,474	7,627
Rise Partners, LLC / Top On International Group Limited	524	882	4,967	1,746
M.G.S. Sports Trading Limited	163	224	439	493
Pac Brands USA, Inc.	81	201	392	773
NGO, LLC	202	—	605	—
Albion Equity Partners LLC / GL Damek	568	502	1,895	957
Anthony L&S	545	—	1,455	—
Roc Nation	100	100	300	300
	$7,284	$6,264	$22,600	$16,812

(1)

Global Brands Group Asia Limited also serves as agent to Peanuts Worldwide for the Greater China Territory for Peanuts brands.  For the Current Quarter and Prior Year Quarter, Global Brands Group Asia Limited earned fees of approximately $0.6 million and $0.7 million, respectively, in its capacity as agent to Peanuts Worldwide.  For the Current Nine Months and Prior Year Nine Months, Global Brands Group Asia Limited earned fees of approximately $2.1 million and $2.0 million, respectively, in its capacity as agent to Peanuts Worldwide.

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

Reportable data for the Company’s operating segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (restated)	2014 (restated)	2015 (restated)	2014 (restated)
Licensing revenue:
Men's	$23,347	$24,938	$73,328	$76,833
Women's	33,260	31,056	109,391	107,811
Home	9,636	10,760	29,702	32,679
Entertainment	25,089	23,211	72,123	78,158
Corporate	—	—	—	—
	$91,332	$89,965	$284,544	$295,481
Operating income (loss):
Men's	$7,771	$11,738	$41,892	$45,448
Women's	24,352	27,354	89,475	98,033
Home	8,140	8,899	24,836	28,065
Entertainment	8,409	8,872	23,964	24,568
Corporate	(20,890)	(11,086)	(44,584)	(23,964)
	$27,782	$45,777	$135,583	$172,150

Licensing revenue by category:
Direct-to-retail license	$36,160	$35,433	$123,703	$125,518
Wholesale licenses	42,492	43,838	125,404	127,353
Other licenses	12,680	10,694	35,437	42,610
Other revenue	—	—	—	—
	$91,332	$89,965	$284,544	$295,481
Licensing revenue by geographic region:
United States	$61,182	$61,962	$190,837	$204,480
Japan	7,357	6,565	23,367	23,084
Other(1)	22,793	21,438	70,340	67,917
	$91,332	$89,965	$284,544	$295,481

(1)	No single country represented 10% of the Company’s revenues in the periods presented.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state and local, and foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes.  In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.  There was no interest expense related to uncertain tax positions recognized during the Current Nine Months or the Prior Year Nine Months.

The Company’s consolidated effective tax rate was 117.9% and 35.1% for the Current Quarter and Prior Year Quarter, respectively. The Company’s consolidated effective tax rate was 34.1% and 30.9% for the Current Nine Months and Prior Year Nine Months, respectively.

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

13. Other Assets- Current and Long-Term

Other Assets – Current

	September 30, 2015 (restated)	December 31, 2014
Other assets- current consisted of the following:
Notes receivables on sale of trademarks(2)	$3,337	$2,981
Note receivable in connection with Strawberry Shortcake acquisition(1)	5,000	—
Due from AG (see Note 3)	3,397	—
Prepaid advertising	2,405	4,763
Prepaid expenses	1,445	853
Short-term receivable- Beagle note receivable (see Note 3)	—	2,085
Deferred charges	4,045	1,271
Prepaid taxes	5,943	26,468
Prepaid insurance	142	439
Due from related parties	3,599	3,450
Other current assets	10,244	1,778
	$39,557	$44,088

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

Other Assets – Long Term

	September 30,	December 31,
	2015 (restated)	2014
Other noncurrent assets consisted of the following:
Due from ABC	$12,718	$14,644
Notes receivable on sale of trademarks(2)	3,914	8,531
Note receivable in connection with Strawberry Shortcake acquisition(1)	2,217	—
Prepaid Interest	8,716	9,265
Deposits	621	633
Other noncurrent assets	4,487	18,792
	$32,673	$51,865

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

14. Other Liabilities – Current

As of September 30, 2015 and December 31, 2014, other current liabilities include amounts due to related parties of $1.7 million and $2.4 million, respectively, and amounts due to Purim related to the MG Icon acquisition of $2.0 million and $4.0 million, respectively. See Note 3 for further details of this transaction.

15. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings which are wholly owned subsidiaries of the Company, located in Luxembourg, is the Euro.  However the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and Current Nine Months, the Company recorded a $1.1 million currency translation loss and a $7.7 million currency translation gain, respectively, as compared to the Prior Year Quarter and Prior Year Nine Months, the Company recorded a $0.2 million currency translation loss and a $0.6 million currency translation loss, respectively, of which all are included in the unaudited condensed consolidated statement of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and Current Nine Months, we recognized as a component of our comprehensive income, a foreign currency translation gain of $4.1 million and foreign currency translation loss of $26.6 million, respectively, due to changes in foreign exchange rates during the Current Quarter and Current Nine Months. During the Prior Year Quarter and Prior Year Nine Months, we recognized as a component of our comprehensive income, a foreign currency translation loss of $24.9 million and $28.3 million, respectively, due to changes in foreign exchange rates during the Prior Year Quarter and Prior Year Nine Months.

16. Accounting Pronouncements

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

17. Other Matters

The Company is currently in a comment letter process with the Staff of the Securities and Exchange Commission relating to an ongoing periodic review of the Company's Form 10-K for the year ended December 31, 2014. The current correspondence relates to the accounting treatment for the formation of the Company's international joint ventures under U.S. Generally Accepted Accounting Principles and whether such joint ventures should potentially have been consolidated in the Company's historical results. The Company's Board of Directors also formed a Special Committee consisting of independent directors to review the accounting treatment related to certain of the Company's international joint venture and other transactions.  The Special Committee has completed its review as of the date of this Form 10-Q.  See Note 18 for further information on the result of the Special Committee’s review.

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

18. Restatement

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

The impact of all of the changes described above on the Company’s previously reported consolidated financial statements for the years ended December 31, 2013 and December 31, 2014 were reflected in the financial statements included in the Company’s most recently filed Form 10-K.  The impact of these changes on the Company’s previously reported financial statements for the three months and nine months ended September 30, 2015 are identified in the table below:

	As of September 30, 2015
	As Previously Reported	Adjustments		As Restated
Assets
Current Assets:
Cash and cash equivalents	$136,367	$353		$136,720
Restricted cash	51,911	—		51,911
Accounts receivable, net	109,090	(4,262)		104,828
Deferred income tax assets	20,383	—		20,383
Other assets – current(1)	51,270	(11,713)		39,557
Total Current Assets	369,021	(15,622)		353,399
Property and equipment:
Furniture, fixtures and equipment	23,749	—		23,749
Less: Accumulated depreciation	(16,248)	—		(16,248)
	7,501	—		7,501
Other Assets:
Other assets	48,466	(15,793)		32,673
Trademarks and other intangibles, net(1)	2,184,532	(78,904)		2,105,628
Deferred financing costs, net	16,188	—		16,188
Investments and joint ventures(1)	179,773	(34,308)		145,465
Goodwill(1)	238,220	55,629		293,849
	2,667,179	(73,376)		2,593,803
Total Assets	$3,043,701	$(88,998)		$2,954,703
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$43,926	$68		$43,994
Deferred revenue	26,945	590		27,535
Current portion of long-term debt	351,544	—		351,544
Other liabilities – current	13,884	(10,157)		3,727
Total current liabilities	436,299	(9,499)		426,800
Deferred income tax liability	362,100	(20,014)		342,086
Long-term debt, less current maturities	1,120,098	—		1,120,098
Other liabilities	10,424	5,265		15,689
Total Liabilities	$1,928,921	$(24,248)		$1,904,673
Redeemable Non-Controlling Interests, net of installment payments due from non-controlling interest holders	14,761	37,762		52,523
Commitments and contingencies
Stockholders’ Equity:
Common stock	80	—		80
Additional paid-in capital	974,797	(7,256)		967,541
Retained earnings	877,655	(93,888)	.	783,767
Accumulated other comprehensive loss	(50,953)	(443)		(51,396)
Less: Treasury stock	(837,424)	—		(837,424)
Total Iconix Brand Group, Inc. Stockholders’ Equity	964,155	(101,587)		862,568
Non-controlling interests, net of installment payments due from non- controlling interest holders	135,864	(925)		134,939
Total Stockholders’ Equity	$1,100,019	$(102,512)		$997,507
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$3,043,701	$(88,998)		$2,954,703

(1)

Included in the adjustment amounts for goodwill, trademarks and other intangibles, net, investments and joint ventures, other assets – current, and accumulated other comprehensive loss are adjustments of approximately $54.5 million, $(50.8) million, $(4.7) million, $0.1 million and $0.9 milllion, respectively, which were not part of the restatement but are to reflect the final purchase price allocation (which was completed in the fourth quarter of 2015) for the buy-out of the remaining 50% interest in Iconix China as well as the acquisitions of Strawberry Shortcake and PONY and the temporary mark-to-market adjustment associated with the available-for-sale securities acquired as part of the buy-out of the remaining 50% interest in Iconix China.  Refer to Note 2 and Note 3 for further details.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Licensing revenue	$88,935	$2,397	$91,332	$278,955	$5,589	$284,544
Total revenue	88,935	2,397	91,332	278,955	5,589	284,544
Selling, general and administrative expenses	65,760	(1,860)	63,900	153,626	(1,665)	151,961
Equity earnings on joint ventures(2)	—	(350)	(350)	—	(3,000)	(3,000)
Operating income	23,175	4,607	27,782	125,329	10,254	135,583
Other expenses (income) - net(2)	20,475	1,986	22,461	(2,069)	5,523	3,454
Income before taxes	2,700	2,621	5,321	127,398	4,731	132,129
Provision for income taxes	5,673	602	6,275	44,232	851	45,083
Net income (loss)	(2,973)	2,019	(954)	83,166	3,880	87,046
Less: Net income attributable to non- controlling interest	3,367	1,066	4,433	11,037	2,298	13,335
Net income (loss) attributable to Iconix Brand Group, Inc.	$(6,340)	$953	$(5,387)	$72,129	$1,582	$73,711

Earnings (loss) per share:
Basic	$(0.13)	$0.02	$(0.11)	$1.50	$0.03	$1.53
Diluted	$(0.13)	$0.02	$(0.11)	$1.43	$0.03	$1.46

Comprehensive income	$1,077	$1,072	$2,149	$56,399	$3,437	$59,836
Comprehensive income (loss) attributable to Iconix Brand Group, Inc.	$(2,290)	$6	$(2,284)	$45,362	$1,139	$46,501

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Licensing revenue	$91,612	$(1,647)	$89,965	$299,334	$(3,853)	$295,481
Other revenue(1)	18,680	(18,680)	—	38,690	(38,690)	—
Total revenue	110,292	(20,327)	89,965	338,024	(42,543)	295,481
Selling, general and administrative expenses	46,878	(51)	46,827	138,497	(84)	138,413
Gains on sale of trademarks(1)	—	—	—	—	(6,399)	(6,399)
Equity earnings on joint ventures(2)	—	(2,639)	(2,639)	—	(8,683)	(8,683)
Operating income	63,414	(17,637)	45,777	199,527	(27,377)	172,150
Other expenses - net(2)	16,441	4,087	20,528	11,071	21,637	32,708
Income before taxes	46,973	(21,724)	25,249	188,456	(49,014)	139,442
Provision for income taxes	9,856	(989)	8,867	53,922	(10,844)	43,078
Net income	37,117	(20,735)	16,382	134,534	(38,170)	96,364
Less: Net income attributable to non- controlling interest	3,433	94	3,527	9,970	195	10,165
Net income attributable to Iconix Brand Group, Inc.	$33,684	$(20,829)	$12,855	$124,564	$(38,365)	$86,199

Earnings per share:
Basic	$0.70	$(0.43)	$0.27	$2.56	$(0.79)	$1.77
Diluted	$0.58	$(0.36)	$0.22	$2.14	$(0.66)	$1.48

Comprehensive income (loss)	$10,643	$(19,166)	$(8,523)	$105,440	$(37,424)	$68,016
Comprehensive income (loss) attributable to Iconix Brand Group, Inc.	$7,210	$(19,260)	$(12,050)	$95,470	$(37,619)	$57,851

(1)

Gains on sale of trademarks was previously reported as other revenue.  Many of the gains recorded upon formation of certain joint ventures were reversed as a result of consolidation.  The gains that were not impacted by consolidation, and therefore not reversed, have been reclassified and are being presented as a separate line item above operating income.

(2)	Equity earnings on joint ventures was previously reported within other expenses – net and has been reclassified and is being presented as a component of operating income.

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

As of September 30, 2015, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Badgley Mischka ®, Joe Boxer  ® , Rampage  ® , Mudd  ® , London Fog  ® , Mossimo  ® , Ocean Pacific/OP  ® , Danskin /Danskin Now ® , Rocawear  ®  /Roc Nation  ® , Artful Dodger  ® , Cannon  ® , Royal Velvet  ® , Fieldcrest  ® , Charisma  ® , Starter  ® , Waverly  ® , Ecko Unltd  ®  /Mark Ecko Cut & Sew ® , Zoo York  ® , Sharper Image  ® , Umbro  ®  , Lee Cooper  ®  and Strawberry Shortcake  ® ; and an equity interest in Material Girl  ® , Peanuts  ® , Ed Hardy  ® , Truth or Dare  ® , Billionaire Boys Club  ® , Ice Cream  ® , Modern Amusement  ® , Buffalo  ® , Nick Graham  ® , Hydraulic ®  and Pony ® .

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (restated)	2014 (restated)	2015 (restated)	2014 (restated)
Licensing revenue:
Men's	$23,347	$24,938	$73,328	$76,833
Women's	33,260	31,056	109,391	107,811
Home	9,636	10,760	29,702	32,679
Entertainment	25,089	23,211	72,123	78,158
Corporate	—	—	—	—
	$91,332	$89,965	$284,544	$295,481
Operating income (loss):
Men's	$7,771	$11,738	$41,892	$45,448
Women's	24,352	27,354	89,475	98,033
Home	8,140	8,899	24,836	28,065
Entertainment	8,409	8,872	23,964	24,568
Corporate	(20,890)	(11,086)	(44,584)	(23,964)
	$27,782	$45,777	$135,583	$172,150

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total licensing revenue for the Current Quarter was $91.3 million, a 2% increase as compared to $90.0 million for the Prior Year Quarter. Total licensing revenue was negatively impacted by approximately $2.8 million due to foreign exchange rates. The entertainment segment increased 8% from $23.2 million in the Prior Year Quarter to $25.1 million in the Current Quarter mainly driven by our acquisition of the Strawberry Shortcake brand. The women’s segment increased 7% from $31.1 million in the Prior Year Quarter to $33.3 million in the Current Quarter due to strong performance across major direct-to-retail programs including Mossimo at Target, Mudd and Candie’s at Kohls and Danskin Now at Walmart. The men’s segment decreased 6% from $24.9 million in the Prior Year Quarter to $23.3 million in the Current Quarter mainly due to weakness in our Rocawear and Ecko brands. The home segment decreased 10% from $10.8 million in the Prior Year Quarter to $9.6 million in the Current Quarter mainly due to a decrease in licensing revenue from our Sharper Image brand.

Operating Expenses. Total selling, general and administrative expenses (“SG&A”) was $63.9 million for the Current Quarter as compared to $46.8 million for the Prior Year Quarter, an increase of $17.1 million. SG&A in the entertainment segment increased 16% from $14.3 million in the Prior Year Quarter to $16.7 million in the Current Quarter which was mainly due to increased agent and talent expenses from the Peanuts brand as a result of higher revenues as well as agent expenses related to revenue from our Strawberry Shortcake brand, for which there is no comparable revenue in the Prior Year Quarter. SG&A from the women’s segment increased 35% from $6.0 million in the Prior Year Quarter to $8.1 million in the Current Quarter mainly due to a $1.4 million increase in accounts receivables reserves and write-offs related to a comprehensive review of the Company’s license agreements and relationships with its licensees. SG&A from the men’s segment increased 17% from $13.8 million in the Prior Year Quarter to $16.2 million in the Current Quarter primarily due to a $6.1 million increase in accounts receivables reserves and write-offs related to a comprehensive review of the Company’s license agreements and relationships with its licensees slightly offset by a decrease in compensation costs. SG&A from the home segment decreased 20% from $1.9 million in the Prior Year Quarter to $1.5 million in the Current Quarter mainly due to decreased compensation and travel costs. Corporate SG&A increased 98% from $10.8 million to $21.4 million primarily due to $7.1 million of charges for professional fees associated with the continuing correspondence with the Staff of the U.S. Securities and Exchange Commission, the Special Committee’s review and severance costs related to the transition of Iconix management (See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements).

Equity Earnings on Joint Ventures. Equity Earnings on Joint Ventures was $0.4 million in income in the Current Quarter, as compared to $2.6 million in income from the Prior Year Quarter. The decrease was due to a decrease of $3.1 million in income from our MG Icon joint venture slightly offset by an increase of $0.8 million in our equity interests in Iconix China.

Operating Income. Total operating income for the Current Quarter decreased to $27.8 million, or approximately 30% of total revenue, compared to approximately $45.8 million or approximately 51% of total revenue in the Prior Year Quarter. Operating income from the entertainment segment was $8.4 million in the Current Quarter compared to $8.9 million in the Prior Year Quarter. Operating income from the women’s segment was $24.4 million in the Current Quarter compared to $27.4 million in the Prior Year Quarter. Operating income from the men’s operating segment was $7.8 million in the Current Quarter compared to $11.7 million in the Prior Year Quarter. Operating income from the home segment was $8.1 million in the Current Quarter compared to $8.9 million in the Prior Year Quarter. Corporate operating loss was $20.9 million in the Current Quarter compared to $11.1 million in the Prior Year Quarter.

Other Expenses-Net. Other expenses- net were approximately $22.5 million for the Current Quarter as compared to $20.5 million for the Prior Year Quarter, an increase of $1.9 million. The increase in other expenses-net was primarily related to a $0.8 million foreign currency translation loss, in the Current Quarter as compared to the Prior Year Quarter and a $1.1 million increase in interest expense.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 117.9% resulting in a $6.3 million income tax expense, as compared to an effective income tax rate of 35.1% in the Prior Year Quarter which resulted in the $8.9 million income tax expense. The increase in our effective tax rate primarily relates to a charge of approximately $3.8 million related to the preparation of our 2014 federal tax return.

Net Income. Our net loss was approximately $1.0 million in the Current Quarter, compared to net income of approximately $16.4 million in the Prior Year Quarter, as a result of the factors discussed above.

Current Nine Months compared to Prior Year Nine Months

Licensing Revenue. Total licensing revenue for the Current Nine Months totaled $284.5 million, a 4% decrease as compared to $295.5 million for the Prior Year Nine Months. Total licensing revenue was negatively impacted by approximately $8.8 million due to foreign exchange rates. In addition, total licensing revenue in the 2014 period included $17.1 million of revenue related to the 5-year renewal of the Peanuts specials with ABC for which there is no comparable revenue in the Current Nine Months. After excluding the effect of foreign exchange rates and revenue related to the ABC renewal in the Prior Year Nine Months, licensing revenue increased approximately 5%. Licensing revenue from the entertainment segment decreased 8% from $78.2 million in the Prior Year Nine Months to $72.1 million in the Current Nine Months mainly due to a decrease in our Peanuts revenue related to the renewal of Peanuts specials with ABC, which was $17.1 million in the Prior Year Nine Months for which there was no comparable revenue in the Current Nine Months, partially offset by additional revenue in the Current Nine Months from our recently completed purchase of the Strawberry Shortcake brand. Licensing revenue from the women’s segment increased 1% from $107.8 million in the Prior Year Nine Months to $109.4 million in the Current Nine Months mainly due to an increase in our Buffalo brand. Licensing revenue from the men’s segment decreased 5% from $76.8 million in the Prior Year Nine Months to $73.3 million in the Current Nine Months mainly due to general weakness in revenue from our Ecko brand. Licensing revenue from the home segment decreased 9% from $32.7 million in the Prior Year Nine Months to $29.7 million in the Current Nine Months mainly due to a decrease in our Sharper Image brand partially related to the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark in June 2014.

Operating Expenses. Total SG&A totaled $152.0 million for the Current Nine Months compared to $138.4 million for the Prior Year Nine Months, an increase of $13.5 million. SG&A in the entertainment segment decreased 10% from $53.6 million in the Prior Year Nine Months to $48.2 million in the Current Nine Months which was mainly due to talent expenses related to the Peanuts specials with ABC in the Prior Year Nine Months. SG&A in the women’s segment increased 19% from $17.3 million in the Prior Nine Months to $20.5 million in the Current Nine Months mainly due to a $2.7 million increase in accounts receivables reserves and write-offs related to a comprehensive review of the Company’s license agreements and relationships with its licensees. SG&A in the men’s segment increased 1% from $33.0 million in the Prior Nine Months to $33.3 million in the Current Nine Months mainly due to a $5.7 million increase in accounts receivables reserves and write-offs related to a comprehensive review of the Company’s license agreements and relationships with its licensees, as well as a $1.8 million increase in advertising costs for the Umbro brand, all of which was partially offset by a $5.7 million decrease in compensation costs and $1.1 million of lower amortizations costs primarily related to the Umbro and Ecko acquired license agreements. SG&A in the home segment increased 1% from $4.9 million in the Prior Year Nine Months to $5.0 million in the Current Nine Months mainly due to increased advertising for the Royal Velvet brand slightly offset by a decrease in compensation costs and professional fees. Corporate expenses increased 52% from $29.6 million in the Prior Year Nine Months to $45.0 million in the Current Nine Months mainly due to $9.5 million of charges for professional fees associated with the continuing correspondence with the Staff of the U.S. Securities and Exchange Commission, the Special Committee’s review and severance costs related to the transition of Iconix management.

Gain on sale of trademarks. There were no gains on sales of trademarks for the Current Nine Months as compared to a $6.4 million gain for the Prior Year Nine Months, as a result of the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark.

Equity Earnings on Joint Ventures. Equity Earnings on Joint Ventures was $3.0 million in income in the Current Nine Months, as compared to $8.7 million in income from the Prior Year Nine Months. The decrease was primarily driven by a decrease of $6.6 million in income from our MG Icon joint venture slightly offset by an increase of $1.0 million in our equity interests in Iconix China.

Operating Income. Total operating income for the Current Nine Months decreased to $135.6 million, or approximately 48% of total revenue, compared to $172.2 million or approximately 58% of total revenue in the Prior Year Nine Months. Operating income from the entertainment segment was $24.0 million in the Current Nine Months compared to $24.6 million in the Prior Year Nine Months. Operating income from the women’s segment was $89.5 in the Current Nine Months compared to $98.0 million in the Prior Year Nine Months. Operating income from the men’s operating segment was $41.9 million in the Current Nine Months compared to $45.4 million in the Prior Year Nine Months. Operating income from the home segment was $24.8 million in the Current Nine Months compared to $28.1 million in the Prior Year Nine Months. Corporate operating loss was $44.6 million in the Current Nine Months compared to $24.0 million in the Prior Year Nine Months.

Other Expense (Income) – Net. Other expenses – net was approximately $3.5 million in the Current Nine Months as compared to $32.7 million in the Prior Year Nine Months. The decrease of $29.3 million was mainly due to (i) $50.0 million related to the non-cash gain on the fair value re-measurement of our original 50% interest in Iconix China compared to the Prior Year Nine Months which included a $34.7 million non-cash gain related to the fair value re-measurement of our original 50% interest in Iconix Latin America offset by a $5.9 million non-cash loss related to the fair value re-measurement of our original 50% interest in Iconix Europe and (ii) $7.7 million in foreign currency translation gain in the Current Nine Months as compared to a $0.6 million foreign currency translation loss in the Prior Year Nine Months.

Provision for Income Taxes. The effective income tax rate for the Current Nine Months is approximately 34.1% resulting in a $45.1 million income tax expense, as compared to an effective income tax rate of 30.9% in the Prior Year Nine Months which resulted in the $43.1 million income tax expense. The increase in our effective tax rate primarily relates to a charge of approximately $3.8 million related to the preparation of our 2014 federal tax return.

Net Income. Our net income was approximately $87.0 million in the Current Nine Months, compared to net income of approximately $96.4 million in the Prior Year Nine Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At September 30, 2015 and December 31, 2014, our cash totaled $136.7 million and $128.0 million, respectively, not including short-term restricted cash of $51.9 million and $59.6 million, respectively, which primarily consists of cash and cash equivalent deposits, held in accounts primarily for debt service.

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

Changes in Working Capital

At September 30, 2015 and December 31, 2014 the working capital ratio (current assets to current liabilities) was 0.83 to 1 and 2.68 to 1, respectively.

Operating Activities

Net cash provided by operating activities increased approximately $12.3 million, from $122.7 million in the Prior Year Nine Months to $135.0 million in the Current Nine Months. The increase is driven by a decrease in net income of $9.3 million period over period adjusted for non-cash items of $21.6 million for the Current Nine Months as compared to $46.2 million for the Prior Year Nine Months.  The change in the non-cash adjustments are primarily as a result of the non-cash gain of $50.0 million related to the fair value re-measurement of our original 50% interest in Iconix China in the Current Nine Months as compared to the non-cash gain of $28.9 million primarily related to the fair value re-measurement of our original 50% interest in Iconix Latin America in the Prior Year Nine Months.  These non-cash adjustments are offset by cash provided by working capital items of $26.3 million in the Current Nine Months as compared to cash used in working capital items of $19.8 million in the Prior Year Nine Months.

Investing Activities

Net cash used in investing activities increased approximately $111.6 million, from $39.7 million in the Prior Year Nine Months to $151.3 million in the Current Nine Months. This increase period over period is primarily due to (i) cash used in the acquisition of Iconix China of approximately $20.4 million, (ii) cash used in the acquisition of the Company’s interest in Pony of $37.0 million, and (iii) $95.0 million of cash used in the acquisition of the Strawberry Shortcake brand along with the $10.0 million issuance of a note to American Greetings associated with the acquisition versus the Prior Year Nine Months cash primarily used for our acquisition of interest in Iconix Latin America of $42.0 million.

Financing Activities

Net cash provided by financing activities increased approximately $253.6 million, from cash used in financing activities of $228.5 million in the Prior Year Nine Months to cash provided by financing activities of $25.1 million in the Current Nine Months. The increase in cash provided in financing activities period over period is due to the proceeds of $100.0 million from our Variable Funding Notes received in the Current Nine Months, for which there was no comparable financing arrangement in the Prior Year Nine Months as well as the cash used of $168.2 million in the Prior Year Nine Months as compared to cash used of $12.4 million in the Current Nine Months for shares repurchased on the open market.

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

In connection with the Company’s Original Filing on November 13, 2015, (the “Original Filing”) of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, the Company’s then principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by the Original Filing (the “Evaluation Date”) due to material weaknesses identified in internal controls over financial reporting which related to inadequate management review controls. Subsequent to the filing of the Original Filing, the Company’s management identified additional material weaknesses, which are summarized below. As a result of its identification of the weaknesses, management, under the supervision and with the participation of our current principal executive officer and principal financial and accounting officer, reevaluated the effectiveness of the Company's disclosure controls and procedures as of the Evaluation Date. Based on that reevaluation, our current principal executive officer and principal financial and accounting officer concluded that the Company's disclosure controls and procedures were not effective as of the Evaluation Date as described below.

As disclosed in the Original Filing, there were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as a result of management's identification of the material weaknesses described below, subsequent to September 30, 2015 the Company has instituted a number of actions and is in the process of designing and implementing changes in its internal control over financial reporting. These actions and changes in internal control over financial reporting are described in detail in the Company’s most recently filed Form 10-K.

With respect to this Amended Filing and in connection with management’s review, under the supervision of the Company’s principal executive officer and principal financial officer, as of September 30, 2015, weaknesses were identified in certain of the Company’s disclosure controls and procedures and internal controls over financial reporting which are as follows:

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

Addressing the Material Weaknesses

We are in the process of supplementing our controls to remediate the material weaknesses that existed as of September 30, 2015.  In 2016, the current senior management team is dedicated to continuing its initiative to implement and document policies, procedures, and internal controls, for the purpose of strengthening the internal control environment.  This is also being performed with Audit Committee oversight. The remediation actions are described in the Company’s most recently filed Form 10-K.

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

The Audit Committee, which consists of independent, non-executive directors, will continue to meet regularly with management, the Director of Internal Audit, and the independent accountants to review accounting, reporting, auditing and internal control matters. The Audit Committee has direct and private access to the Director of Internal Audit and the external auditors, and will meet with each, separately, in executive sessions. The Company reviewed the results of management’s assessment of its internal control over financial reporting with the Audit Committee and they agreed with the conclusions.

PART II. Other Information

Item 1. Legal Proceedings.

See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our most recently filed Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

In addition, as of September 30, 2015, approximately $78.1 million, or 41.4%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

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

Our licenses with Wal-Mart, Target, Kohl’s and Kmart/Sears represent, each in the aggregate, our four largest direct-to-retail licensees during the Current Nine Months, representing approximately 16%, 8%, 6% and 5%, respectively, of our total revenue for the Current Nine Months. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of September 30, 2015, goodwill represented approximately $293.8 million, or approximately 9.9% of our total consolidated assets, and trademarks and other intangible assets represented approximately $2,105.6 million, or approximately 71.2% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

Iconix Brand Group, Inc.
(Registrant)

Date: June 29, 2016	/s/ John N. Haugh
John N. Haugh
President and Chief Executive Officer (Principal Executive Officer)

Date: June 29, 2016	/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)