Form 10-Q
period 2016-06-30
ICONIX BRAND GROUP, INC.
filed 2016-08-05
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

Common Stock, $.001 Par Value- 56,126,593 shares as of August 4, 2016.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$129,998	$169,971
Restricted cash	84,807	49,544
Accounts receivable, net	95,842	103,792
Other assets – current	41,854	44,116
Total Current Assets	352,501	367,423
Property and equipment:
Furniture, fixtures and equipment	24,837	24,138
Less: Accumulated depreciation	(17,434)	(16,639)
	7,403	7,499
Other Assets:
Other assets	23,258	28,748
Trademarks and other intangibles, net	1,698,190	1,696,524
Investments and joint ventures	128,034	147,312
Goodwill	257,095	257,095
	2,106,577	2,129,679
Total Assets	$2,466,481	$2,504,601
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$50,098	$52,062
Deferred revenue	22,106	29,161
Current portion of long-term debt	76,123	61,123
Other liabilities – current	1,641	3,571
Total Current Liabilities	149,968	145,917
Deferred income tax liability	193,324	181,193
Other tax liabilities	5,055	4,865
Long-term debt, less current maturities	1,275,139	1,388,269
Other liabilities	18,604	19,550
Total Liabilities	1,642,090	1,739,794
Redeemable Non-Controlling Interest, net of installment payments due from non-controlling interest holders, redemption value of $88,692 and $86,191, respectively	76,621	69,902
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 84,323 and 80,609, respectively	84	80
Additional paid-in capital	1,000,552	974,264
Retained earnings	542,456	514,761
Accumulated other comprehensive loss	(58,164)	(60,893)
Less: Treasury stock – 32,093 and 32,028 shares at cost, respectively	(837,719)	(837,179)
Total Iconix Brand Group, Inc. Stockholders’ Equity	647,209	591,033
Non-Controlling Interest, net of installment payments due from non-controlling interest holders	100,561	103,872
Total Stockholders’ Equity	747,770	694,905
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,466,481	$2,504,601

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Licensing revenue	$95,743	$97,398	$190,375	$193,212
Selling, general and administrative expenses	47,138	45,841	98,627	85,529
Depreciation and amortization	1,032	1,196	2,129	2,533
Equity earnings on joint ventures	(1,363)	(1,463)	(2,556)	(2,650)
(Gains) / losses on sale of trademarks	1,125	—	(9,844)	—
Operating income	47,811	51,824	102,019	107,800
Other expenses (income):
Interest expense	28,382	21,401	49,600	42,697
Interest income	(369)	(1,189)	(906)	(2,155)
Other income	(9)	(790)	(16)	(50,780)
Gain on extinguishment of debt, net	(4,288)	—	(4,288)	—
Foreign currency translation loss (gain)	(671)	1,913	(864)	(8,769)
Other expenses (income) – net	23,045	21,335	43,526	(19,007)
Income before income taxes	24,766	30,489	58,493	126,807
Provision for income taxes	7,692	11,536	18,301	38,807
Net income	17,074	18,953	40,192	88,000
Less: Net income attributable to non-controlling interest	5,492	5,215	9,997	8,902
Net income attributable to Iconix Brand Group, Inc.	$11,582	$13,738	$30,195	$79,098
Earnings per share:
Basic	$0.24	$0.28	$0.62	$1.64
Diluted	$0.23	$0.28	$0.60	$1.56
Weighted average number of common shares outstanding:
Basic	49,035	48,243	48,772	48,201
Diluted	50,675	49,595	50,501	50,752

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$17,074	$18,953	$40,192	$88,000
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(7,526)	7,116	4,956	(30,610)
Change in fair value of available for sale securities	(249)	299	(2,227)	299
Total other comprehensive income (loss)	(7,775)	7,415	2,729	(30,311)
Comprehensive income	$9,299	$26,368	$42,921	$57,689
Less: comprehensive income attributable to non-controlling interest	5,492	5,215	9,997	8,902
Comprehensive income attributable to Iconix Brand Group, Inc.	$3,807	$21,153	$32,924	$48,787

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2016

(in thousands)

	Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	In Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2016	80,609	$80	$974,264	$514,761	$(60,893)	$(837,179)	$103,872	$694,905
Shares issued on vesting of restricted stock	247	1	—	—	—	—	—	1
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(540)	—	(540)
Tax deficiency of stock option exercises and restricted stock vestings	—	—	(1,596)	—	—	—	—	(1,596)
Compensation expense in connection with restricted stock and stock options	—	—	3,489	—	—	—	—	3,489
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	336	336
Change in redemption value of redeemable non-controlling interest	—	—	—	(2,500)	—	—	—	(2,500)
Change in fair value of available for sale securities	—	—	—	—	(2,227)	—	—	(2,227)
Shares issued on repurchase of convertible notes	3,467	3	24,320	—	—	—	—	24,323
Repurchase of equity portion of convertible notes	—	—	(147)	—	—	—	—	(147)
Net income	—	—	—	30,195	—	—	9,997	40,192
Tax effect of repurchase of convertible notes	—	—	52	—	—	—	—	52
Tax benefit related to amortization of convertible notes' discount	—	—	170	—	—	—	—	170
Foreign currency translation	—	—	—	—	4,956	—	—	4,956
Distributions to joint ventures	—	—	—	—	—	—	(13,644)	(13,644)
Balance at June 30, 2016	84,323	$84	$1,000,552	$542,456	$(58,164)	$(837,719)	$100,561	$747,770

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$40,192	$88,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	834	809
Amortization of trademarks and other intangibles	1,295	1,724
Amortization of deferred financing costs and debt discount	2,881	2,459
Amortization of convertible note discount	15,498	15,069
Stock-based compensation expense	3,489	5,888
Non-cash gain on re-measurement of equity investment	—	(49,990)
Provision for doubtful accounts	8,770	3,918
Earnings on equity investments in joint ventures	(2,556)	(2,650)
Distributions from equity investments	1,680	1,333
Gain on sale of trademarks, net	(9,844)	—
Gain on extinguishment of debt	(4,288)	—
Deferred income tax provision	11,122	21,403
Gain on foreign currency translation	(864)	(8,769)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(362)	(14,713)
Other assets – current	(10,635)	16,746
Other assets	5,712	1,569
Deferred revenue	(7,109)	4,741
Accounts payable and accrued expenses	2,870	7,727
Net cash provided by operating activities	58,685	95,264
Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(750)	(802)
Acquisition of interest in Iconix China, net of cash acquired	—	(20,400)
Acquisition of interest in Pony	—	(37,000)
Acquisition of interest in Strawberry Shortcake	—	(95,000)
Acquisition of interest in Galore Media	(500)	—
Issuance of note to American Greetings	—	(10,000)
Proceeds received from note due from American Greetings	2,500	1,250
Proceeds received from note due from Buffalo International	4,100	4,986
Proceeds from sale of BBC Ice Cream	3,500	—
Proceeds from sale of Badgley Mischka	14,000	—
Proceeds from sale of interest in TangLi International Holding Ltd.	11,352	—
Proceeds from sale of interest in Mecox Lane Limited	363	—
Proceeds from sale of trademarks and related notes receivable	1,172	3,030
Proceeds from sale of fixed assets	—	225
Additions to trademarks	(199)	(108)
Net cash (used in) provided by investing activities	35,538	(153,819)
Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	—	(12,391)
Proceeds from Variable Funding Notes	—	100,000
Prepaid financing costs	(35,754)	—
Proceeds from long term debt	300,000	—
Payment of long-term debt	(190,397)	(30,562)
Repurchase of convertible notes	(161,132)	—
Payment to Purim	(2,000)	(2,000)
Proceeds from sale of trademarks and related notes receivable from consolidated JVs	4,770	10,317
Distributions to non-controlling interests	(13,644)	(9,016)
Tax deficiency from share-based payment arrangements	(1,596)	—
Tax benefit related to amortization of convertible notes' discount	170	54
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(540)	(3,156)
Restricted cash	(35,263)	(5,363)
Net cash provided by (used in) financing activities	(135,386)	47,883
Effect of exchange rate changes on cash	1,190	576
Net increase (decrease) in cash and cash equivalents	(39,973)	(10,096)
Cash and cash equivalents, beginning of period	169,971	128,039
Cash and cash equivalents, end of period	$129,998	$117,943

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2016	2015
Cash paid during the period:
Income taxes (net of refunds received)	$5,479	$(6,284)
Interest	$31,911	$23,736
Non-cash investing and financing activities:
Issuance of shares in connection with repurchase of convertible notes	$24,324	$—
Issuance of shares in connection with purchase of Iconix China	$—	$15,703
Note receivable in connection with Strawberry Shortcake acquisition	$—	$8,370
Shares repurchased on vesting of restricted stock included in accrued expenses	$—	$11,436

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and the six months (“Current Six Months”) ended June 30, 2016 are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

During the Current Six Months, the Company adopted five new accounting pronouncements.  Refer to Note 16 for further details.

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

2. Goodwill and Trademarks and Other Intangibles, net

Goodwill

There were no changes in goodwill during the Current Quarter.  The annual evaluation of the Company’s goodwill, by segment, is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.  In connection with the preparation of the Company’s consolidated financial statements for the fourth quarter of fiscal year 2015, the Company recorded a non-cash goodwill impairment charge of $35.1 million in its men’s segment.  No goodwill impairment was recognized for the other segments of the Company during the fourth quarter of fiscal 2015.  There was no impairment of the Company’s goodwill during the Current Quarter, Current Six Months or for the three months (the “Prior Year Quarter”) or six months (the “Prior Year Six Months”) ended June 30, 2015.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		June 30, 2016		December 31, 2015
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks and copyrights	Indefinite	$1,695,746	$—	$1,691,411	$—
Definite-lived trademarks	10-15	9,843	9,226	14,626	12,082
Non-compete agreements	2-15	940	803	940	686
Licensing contracts	1-9	4,856	3,166	4,844	2,529
		$1,711,385	$13,195	$1,711,821	$15,297
Trademarks and other intangibles, net			$1,698,190		$1,696,524

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

In connection with the preparation of the Company’s financial statements for the fourth quarter of fiscal year 2015 and in accordance with ASC 350, the Company recorded non-cash impairment charges for indefinite-lived intangible assets (consisting of trademarks) of $362 million and $40 million in the men’s segment and home segment, respectively.  There was no impairment of the indefinite-lived trademarks during the Current Quarter, Prior Year Quarter, Current Six Months or Prior Year Six Months.  Further, in accordance with ASC 360, there were no impairment charges to the Company’s definite-lived trademarks during the Current Quarter, Current Six Months, Prior Year Quarter or Prior Year Six Months.

In June 2016, the Company sold the rights to the London Fog intellectual property in the South Korea territory.  As a result of this transaction, the Company’s indefinite-lived trademarks decreased by $0.4 million.  Refer to Note 4 for further details.

In February 2016, the Company sold its rights to the Badgley Mischka intellectual property and related assets.  At the time of this transaction, the definite-lived trademarks for Badgley Mischka were fully amortized in the Company’s consolidated balance sheet.  Refer to Note 4 for further details.

Other amortizable intangibles primarily include non-compete agreements and contracts and are amortized on a straight-line basis over their estimated useful lives of 1 to 15 years. Certain trademarks are amortized using estimated useful lives of 10 to 15 years with no residual values.

Amortization expense for intangible assets for the Current Quarter and the Prior Year Quarter was $0.6 million and $0.8 million, respectively.  Amortization expense for intangible assets for the Current Six Months and Prior Year Six Months was $1.3 million and $1.7 million, respectively.

3. Acquisitions, Joint Ventures and Investments

Acquisitions

The following recent acquisitions are wholly owned subsidiaries of the Company:

Entity Name	Date of Original Formation / Investment
Iconix China Holdings Limited(1)(2)	September 2008
Shortcake IP Holdings, LLC	March 2015
Scion, LLC(2)	March 2009

(1)	Through our ownership of Iconix China Holdings Limited, we have equity interests in the following private companies which are accounted for as equity method investments:

Brands Placed	Partner	Ownership by Iconix China	Value of Investment As of June 30, 2016
Candie’s	Candies Shanghai Fashion Co. Ltd.	20%	$10,855
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	2,284
Royal Velvet	Bai Shi Kou International (Qingdao) Home Products Co. Ltd.	20%	383
Material Girl	Ningo Material Girl Fashion Co. Ltd.	20%	3,398
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	11,080
			$28,000

Additionally, as part of the Iconix China Holdings Limited acquisition, the Company acquired other assets which consist primarily of securities of a company publicly traded on the Hong Kong Stock Exchange.  These assets are being accounted for as available-for-sale securities.  As such, any increase or decrease in fair value is recorded within accumulated other comprehensive income and is not included on the Company’s consolidated statement of operations.  Refer to Note 5 for further details.

(2)	During the year ended December 31, 2015, the Company purchased the remaining 50% interest in the entity, effectively increasing the Company’s ownership interest to 100%.

Joint Ventures

The following joint ventures are consolidated with the Company:

Entity Name	Date of Original Formation / Investment	Iconix's Ownership %	Joint Venture Partner	Put / Call Options, as applicable(2)
US Pony Holdings, LLC	February 2015	75%	Anthony L&S Athletics, LLC	—
Iconix MENA Ltd.(1)	December 2014	50%	Global Brands Group	Put / Call Options
LC Partners US, LLC(1)	March 2014	50%	Rise Parnters, LLC	Put Option
Iconix Israel, LLC(1)(3)	November 2013	50%	MGS	Call Option(3)
Iconix SE Asia, Ltd.(1)	October 2013	50%	Global Brands Group	Put / Call Options
Iconix Canada joint venture(1)	June 2013	50%	Buffalo International	Call Options
Iconix Europe LLC	December 2009	51%	Global Brands Group	Put / Call Options
Hydraulic IP Holdings LLC(1)	December 2014	51%	Top On International	—
NGX, LLC(1)	October 2014	51%	NGO, LLC	—
Buffalo brand joint venture	February 2013	51%	Buffalo International	—
Icon Modern Amusement, LLC	December 2012	51%	Dirty Bird Productions	—
Peanuts Holdings, LLC	June 2010	80%	Beagle Scouts LLC	—
Hardy Way, LLC	May 2009	85%	Donald Edward Hardy	—

(1)

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and its respective joint venture partner, the entity is a variable interest entity (VIE) and, as the Company has been determined to be the primary beneficiary, is subject to consolidation.  The Company has consolidated this joint venture within its consolidated financial statements since inception. The liabilities of the VIE are not material and none of the VIE assets are encumbered by any obligation of the VIE or other entity.
(2)

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended, for material terms of the put and call options associated with certain of the Company’s joint ventures.

Regarding Iconix Europe LLC (Iconix Europe), pursuant to the Iconix Europe Operating Agreement, each of Global Brands Group (“GBG”) and the Company holds specified put and call rights, respectively, relating to GBG’s ownership interest in the joint venture as described below.

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

(3)	The call option associated with Iconix Israel expired on May 14, 2016.

As part of the formation of certain joint ventures, the Company entered into arrangements whereby the joint venture partner paid for its investment in the joint venture entity through payment of a portion of the purchase price in cash at closing and the remainder due over a pre-determined period of time.

As of June 30, 2016, the following amounts due from such joint venture partners remain recorded on the Company’s consolidated balance sheet:

Entity	Joint Venture Partner	Amount	Recorded in(1)
Iconix MENA Ltd.	Global Brands Group	$6,178	Redeemable Non-controlling interest
LC Partners US, LLC	Rise Partners	$2,000	Redeemable Non-controlling interest
Iconix Israel, LLC	MGS	$391	Non-controlling interest
Iconix SE Asia, Ltd.	Global Brands Group	$3,893	Redeemable Non-controlling interest
Iconix Canada joint venture	Buffalo International	$5,765	Non-controlling interest
Iconix India joint venture	Reliance Brands Ltd.	$962	Other Assets - Current
Buffalo brand joint venture	Buffalo International	$5,412	Other Assets - Current

(1)

In accordance with ASC 480-10-S99 for consolidated joint ventures, installment payments are netted against redeemable non-controlling interest for specified joint ventures, as the joint venture agreement has put options which are exercisable by the joint venture partner at a future date.  The Company recorded the put option at fair value at the date of inception within Redeemable Non-controlling Interest on the Company’s consolidated balance sheet.  The amount recorded at inception is accreted, over the period when the put option becomes exercisable, to what the Company would be obligated to pay to the non-controlling interest holder if the put option was exercised. In the absence of put options, the installment payments are recorded against non-controlling interest of the respective joint venture partner.  In respect of the Iconix India joint venture, the installment payment is recorded within Other Assets – Current and Other Assets – Noncurrent given the Company records its investment in Iconix India as an equity method investment as noted below.  In respect of the Buffalo Brand joint venture, the note receivable due from Buffalo International is included in Other Assets – Current as the receivable has no relation to its ownership interest in the joint venture.

Investments

Equity Method Investments

Entity Name	Date of Original Formation / Investment	JV Partner	Put / Call Options, as applicable(3)
Iconix Australia, LLC(1)	September 2013	Pac Brands USA, Inc.	Put / Call Options
Iconix India joint venture(1)	June 2012	Reliance Brands Ltd.	—
MG Icon(1)	March 2010	Purim LLC	—
Galore Media, Inc.(1)(2)	April 2016	Various minority interest holders	—

(1)

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and its respective joint venture partner, that the joint venture is not a VIE and not subject to consolidation.  The Company has recorded its investment under the equity method of accounting since inception.

(2)

In April 2016, the Company entered into agreements with Galore Media, Inc. (Galore), a marketing company formed in FY 2015 and still in a development stage.  Under the agreements the Company purchased 50,050 shares of Series A Preferred Stock of Galore for $0.5 million as well as entering into arrangements pursuant to which the Company agreed to purchase up to an aggregate $0.5 million of marketing services from Galore in FY 2016.  In connection with the marketing services arrangement, the Company received warrants that, as the Company purchases specified levels of marketing services, may be exercised for additional shares of Galore’s Series A Preferred Stock at a nominal exercise price.  The Series A Preferred Stock carries voting rights, and the holders of the Series A Preferred Stock have the collective right to appoint one of five members of the Board of Directors as long as there are at least 48,000 Series A Preferred Shares outstanding.  Given these arrangements, the Company has an investment of approximately 11% of the equity of Galore.

(3)

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended, for material terms of the put and call options associated with certain of the Company’s joint ventures.

Cost Method Investments

Entity Name	Date of Original Formation / Investment
Marcy Media Holdings, LLC(1)	July 2013
Complex Media(1)(2)	September 2013
iBrands International, LLC(1)	April 2014

(1)	As the Company does not have significant influence over the entity, its investment has been recorded under the cost method of accounting.
(2)	In April 2016, Hearst Corporation and Verizon Communications, Inc. entered into an agreement to jointly acquire Complex Media. Refer to Note 18 for additional information.

4. Gains on Sale of Trademarks, Net

The following table details transactions comprising gains on sale of trademarks, net in the condensed consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest in BBC and Ice Cream brands(1)	$—	$—	$(593)	$—
Badgley Mischka intellectual property and related assets(2)	250	—	11,812	—
Interest in Ed Hardy China trademark (TangLi International Ltd.)(3)	(1,950)	—	(1,950)	—
London Fog Korea trademark(4)	575	—	575	—
Net gains on sale of trademarks	$(1,125)	$—	$9,844	$—

(1)	In January 2016, the Company sold its interest in the BBC and Ice Cream brands for $3.5 million in cash. The Company recognized a loss of $0.6 million as a result of this transaction.
(2)

In February 2016, the Company sold its rights to the Badgley Mischka intellectual property and related assets to Titan Industries, Inc. in partnership with the founders, Mark Badgley and James Mischka, and the apparel licensee MJCLK LLC for

$13.8 million in cash.  The Company recognized a gain of $11.6 million as a result of this transaction.  The $11.6 million gain represented the sale of the Badgley Mischka intellectual property and related assets within the United States, Greater China, Israel and Latin American territories.  The Badgley Mischka intellectual property and related assets within other foreign territories is owned by certain of the Company’s joint venture entities and required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  As a result, in June 2016, the Company recognized an additional gain of approximately $0.3 million associated with the sale of the Badgley Mischka intellectual property and related assets which was previously owned by the Iconix Australia joint venture resulting in an aggregate gain on sale of the brand of $11.8 million.

(3)	In April 2016, the Company sold its interest in TangLi International, Ltd. (Ed Hardy China) for $11.4 million in cash. The Company recognized a loss of $1.9 million as a result of this transaction.
(4)

In June 2016, the Company sold its rights to the London Fog intellectual property in the South Korea territory to NS International Limited for 1.1 billion Korean Won (approximately $1.0 million) in cash.  The Company recognized a gain of approximately $0.6 million as a result of this transaction.

There were no gains on sale of trademarks in the Prior Year Quarter or Prior Year Six Months.

5. Fair Value Measurements

ASC 820 “Fair Value Measurements” (“ASC 820”), establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While ASC 820 does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 established the following fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

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

Hedge Instruments

From time to time, the Company may purchase hedge instruments to mitigate income statement risk and cash flow risk of revenue and receivables. As of June 30, 2016, the Company had no hedge instruments other than the 1.50% Convertible Note Hedges (see Note 6).

Financial Instruments

As of June 30, 2016 and December 31, 2015, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our cost method investments is not readily determinable and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these cost method investments as of June 30, 2016 and December 31, 2015. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion(1)	$1,351,262	$1,315,926	$1,449,392	$1,240,244

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

Additionally, the fair value of the available-for-sale securities acquired as part of the 2015 Buy-out of Iconix China (refer to Note 3 for further details) were $1.7 million and $3.9 million as of June 30, 2016 and December 31, 2015, respectively, with the change in fair value of $2.2 million recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet during the Current Six Months.

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other” (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during the Current Six Months and Prior Year Six Months.

6. Debt Arrangements

The Company’s debt obligations consist of the following:

	June 30, 2016	December 31, 2015
Senior Secured Notes	$682,345	$712,907
1.50% Convertible Notes(1)	319,256	357,453
2.50% Convertible Notes(2)	—	294,048
Variable Funding Note	100,000	100,000
Senior Secured Term Loan, net of original issue discount	273,551	—
Unamortized debt issuance costs(3)	(23,890)	(15,016)
Total debt	1,351,262	1,449,392
Less current maturities	76,123	61,123
Total long-term debt	$1,275,139	$1,388,269

(1)	In June 2016, the Company repurchased $51.7 million par value of the 1.50% Convertible Notes. See below for further details.
(2)

In April 2016, the Company repurchased $143.9 million par value of the 2.50% Convertible Notes.  Upon maturity of the notes on June 1, 2016, the Company repaid the remaining outstanding balance of $156.1 million in cash.  See below for further details.

(3)

During the first quarter of the year ending December 31, 2016, the Company retrospectively adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”.  Refer to Note 16 for further details.

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

The Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all of Iconix’s United States and Canadian revenue-generating assets (the “Securitized Assets”), consisting principally of its intellectual property and license agreements for the use of its intellectual property, were transferred to and are currently held by the Co-Issuers. The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiaries that own the Ecko Unltd trademarks, the Mark Ecko trademarks, the Umbro trademarks, the Lee Cooper trademarks, or the Strawberry Shortcake trademarks, (y) the Iconix subsidiaries that own assets relating to Iconix’s other brands outside of the United States and Canada or (z) the joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Artful Dodger trademarks, the Modern Amusement trademarks and the Buffalo trademarks, the Pony trademarks, the Nicholas Graham trademarks or the Hydraulic trademarks.

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

As of June 30, 2016 and December 31, 2015, the total principal balance of the Notes was $782.3 million and $812.9 million, respectively, of which $61.1 million was included in the current portion of long-term debt on the Company’s (unaudited for June 30, 2016) condensed consolidated balance sheet for each period. As of June 30, 2016 and December 31, 2015, $56.6 million and $48.7 million, respectively, is included in restricted cash on the unaudited condensed consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For each of the Current Quarter and Prior Year Quarter, cash interest expense relating to the Notes was approximately $8.5 million and $8.9 million, respectively.

For each of the Current Six Months and Prior Year Six Months, cash interest expense relating to the Notes was approximately $17.1 million and $17.2 million, respectively.

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

As of June 30, 2016 and December 31, 2015, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $319.3 million and $357.5 million, respectively, and is reflected on the condensed consolidated balance sheets as follows:

	June 30, 2016	December 31, 2015
Equity component carrying amount	$49,784	$49,931
Unamortized discount	29,014	42,547
Net debt carrying amount	319,256	357,453

In June 2016, the Company repurchased $51.7 million par value of the 1.50% Convertible Notes with a combination of $17.8 million in cash (including interest and trading fees) and the issuance of approximately 3.5 million shares of the Company’s common stock.  The Company accounted for this transaction in accordance with ASC 470-20 resulting in the recognition of a $5.5 million gain which is included in gain on extinguishment of debt, net in the Company’s condensed consolidated statement of income for the Current Quarter and Current Six Months and a reacquisition of approximately $0.1 million of the embedded conversion option recorded within additional paid in capital on the Company’s condensed consolidated balance sheet as of June 30, 2016.

For the Current Quarter and Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $4.2 million and $3.9 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Six Months and Prior Year Six Months, the Company recorded additional non-cash interest expense of approximately $8.0 million and $7.7 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For each of the Current Quarter and Prior Year Quarter, cash interest expense relating to the 1.50% Convertible Notes was approximately $1.5 million.

For each of the Current Six Months and Prior Year Six Months, cash interest expense relating to the 1.50% Convertible Notes was approximately $3.0 million.

The 1.50% Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of June 30, 2016 and December 31, 2015, the balance of deferred income tax assets related to this transaction was approximately $9.1 million and $13.0 million, respectively.

The Company also entered into separate warrant transactions with the 1.50% Counterparty whereby the Company, pursuant to the agreements governing these warrant transactions, sold to the 1.50% Counterparty warrants (the “1.50% Sold Warrants”) to acquire up to approximately 13.0 million shares of the Company’s common stock at a strike price of $35.5173 per share. The 1.50% Sold Warrants will become exercisable on June 18, 2018 and will expire by September 1, 2018. The Company received aggregate proceeds of approximately $57.7 million from the sale of the 1.50% Sold Warrants on March 13, 2013.

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

The Company has evaluated the impact of adopting guidance issued under ASC 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through June 30, 2016, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

In April 2016, the Company repurchased $143.9 million par value of the 2.50% Convertible Notes for $145.6 million in cash (including interest and trading fees).  The Company accounted for this transaction in accordance with ASC 470-20, resulting in the recognition of a $1.2 million loss which is included in gain on extinguishment of debt, net in the Company’s condensed consolidated statement of income for the Current Six Months.  The remaining outstanding balance of the 2.50% Convertible Notes, in an amount equal to $156.1 million, was repaid on June 1, 2016 (the maturity date).

For the Current Quarter and Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $1.5 million and $3.1 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Six Months and Prior Year Six Months, the Company recorded additional non-cash interest expense of approximately $4.5 million and $6.1 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Quarter and Prior Year Quarter, cash interest expense relating to the 2.50% Convertible Notes was approximately $1.1 million and $1.9 million, respectively.

For the Current Six Months and Prior Year Six Months, cash interest expense relating to the 2.50% Convertible Notes was approximately $3.0 million and $3.8 million, respectively.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges were designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise was greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and was recognized over the term of the 2.50% Convertible Notes. As of June 30, 2016, the balance of deferred income tax assets related to this transaction was zero.

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

The net cash proceeds of the Senior Secured Term Loan, which were approximately $264.2 million (after deducting financing, investment banking and legal fees), were, pursuant to the terms of the Credit Agreement, deposited by the Lenders into an escrow account on April 4, 2016. IBG Borrower deposited into the escrow account certain additional funds, so that the total amount of cash on deposit in the escrow account was sufficient to pay all outstanding obligations, plus accrued interest, under the Company’s 2.50% Convertible Notes due June 2016.  In accordance with the terms of the Senior Secured Term Loan, the funds in the escrow account were used to repay the 2.50% Convertible Notes (see above discussion on repayment of the 2.50% Convertible Notes) on or before their maturity, with any remaining funds going toward general corporate purposes permitted under the terms of the Credit Agreement.

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

In connection with the Credit Agreement, IBG Borrower, the Company and the other Guarantors have made customary representations and warranties. In addition to adhering with certain customary affirmative covenants, IBG Borrower established a lock-box account, and IBG Borrower, the Company and the other Guarantors entered into account control agreements on certain deposit accounts. The Credit Agreement also mandates that IBG Borrower, the Company and the other Guarantors maintain and allow appraisals of their intellectual property, perform under the terms of certain licenses and other agreements scheduled in the Credit Agreement and report significant changes to or terminations of licenses generating guaranteed minimum royalties of more than $5 million. IBG Borrower must satisfy a minimum asset coverage ratio of 1.25:1.00 and maintain a leverage ratio of no greater than 4.50:1.00.  The Company has been compliant with all covenants under the Senior Secured Term Loan from inception through the Current Quarter.

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

The Company recorded cash interest expense of approximately $8.3 million relating to the Senior Secured Term Loan for the Current Quarter and Current Six Months as compared to none for the Prior Year Quarter and Prior Year Six Months.

Debt Maturities

As of June 30, 2016, the Company’s debt maturities on a calendar year basis are as follows:

	Total	July 1 through December 31, 2016	2017	2018	2019	2020	Thereafter
Senior Secured Notes	$682,345	$30,561	$61,123	$61,123	$61,123	$61,123	$407,292
1.50% Convertible Notes(1)	$319,256	—	—	319,256	—	—	—
Variable Funding Notes	$100,000	—	—	100,000	—	—	—
Senior Secured Term Loan(2)	$273,551	7,500	15,000	15,000	15,000	15,000	206,051
Total	$1,375,152	$38,061	$76,123	$495,379	$76,123	$76,123	$613,343

(1)

Reflects the net debt carrying amount of the 1.50% Convertible Notes in the unaudited condensed consolidated balance sheet as of June 30, 2016, in accordance with accounting for convertible notes. After taking into effect the $51.7 million of repurchases of the 1.50% Convertible Notes as discussed above, the remaining principal amount owed to the holders of the 1.50% Convertible Notes is $348.3 million.

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the unaudited condensed consolidated balance sheet as of June 30, 2016. The actual principal outstanding balance of the Senior Secured Term Loan is $296.3 million as of June 30, 2016.

7. Stockholders’ Equity

Stock Repurchase Program

The following table illustrates the activity under the Company’s stock repurchase programs, in the aggregate, for the Current Six Months, FY 2015, FY 2014, FY 2013, FY 2012 and FY 2011:

	# of shares repurchased as part of stock repurchase programs	Cost of shares repurchased (in 000’s)	Weighted Average Price
Q2 YTD 2016	—	$—	$—
FY 2015	360,000	12,391	34.42
FY 2014	4,994,578	193,434	38.73
FY 2013	15,812,566	436,419	27.60
FY 2012	7,185,257	125,341	17.44
FY 2011	1,150,000	19,138	16.64
Total, FY 2011 through June 30, 2016	29,502,401	$786,723	$26.67

As of June 30, 2016, $13.3 million and $500.0 million remained available for repurchase under the July 2013 Program and February 2014 Program, respectively.

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

Shares Reserved for Issuance

At June 30, 2016, there were 519,180 common shares available for issuance under the Amended and Restated 2009 Plan and, there were no common shares available for issuance under any previous Company plan.

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

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Six Months are as follows:

Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	50,000	$17.18
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(15,000)	22.51
Outstanding at June 30, 2016	35,000	$14.90
Exercisable at June 30, 2016	35,000	$14.90

Warrants	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2016	20,000	$6.64
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at June 30, 2016	20,000	$6.64
Exercisable at June 30, 2016	20,000	$6.64

The weighted average contractual term (in years) of options outstanding and exercisable and warrants outstanding and exercisable as of June 30, 2016 was 1.86 and 2.26, respectively.

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

The following table summarize information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2016	2,222,508	$20.06
Granted	2,003,110	5.24
Vested	(120,528)	17.54
Forfeited/Canceled	(144,987)	7.06
Non-vested, June 30, 2016	3,960,103	$13.12

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

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was approximately $1.5 million and $3.3 million, respectively.  Compensation expense related to restricted stock grants for the Current Six Months and Prior Year Six Months was approximately $3.5 million (including approximately $1.0 million related to retention stock discussed below) and $5.9 million, respectively.  Excluding the compensation expense related to the performance-based restricted stock awards which are tied to achievement of certain performance metrics of the Company, an additional amount of $9.6 million of expense related to time-based restricted shares is expected to be expensed evenly over a period of approximately three years.  During the Current Quarter and Prior Year Quarter, the Company repurchased shares valued at $0.5 million and $1.4 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.  During the Current Six Months and Prior Year Six Months, the Company repurchased shares valued at $0.5 million and $14.6 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.

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

Pursuant to the Rights Plan, one preferred stock purchase right will be distributed for each share of common stock held by shareholders of record on February 12, 2016.  The rights will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company’s common stock (including in the form of synthetic ownership through derivative positions).  In that situation, each holder of a right (other than, as defined in the Rights Plan, the person or group triggering the rights) will be entitled to purchase, at the then-current exercise price (which was initially set at $30 per right), shares of common stock (and, in certain circumstances, other consideration) having a value of twice the exercise price of the right (a 50% discount).  Rights held by any person or group whose actions trigger the Rights Plan, including potentially counterparties to derivative transactions with such person or group, would become void.  The Rights Plan had no impact on the Company’s financial reporting for the six months ended June 30, 2016 and will not impact any future periods.

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, approximately 0.1 million were anti-dilutive, as compared to less than 0.2 million shares that were anti-dilutive for the Prior Year Quarter.

For each of the Current Quarter and Prior Year Quarter, none of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive.

For the Current Quarter and Current Six Months, warrants issued in connection with the Company’s 1.50% Convertible Notes financing and 2.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation. For the Prior Year Quarter and the Prior Year Six Months, warrants issued in connection with the Company’s 1.50% Convertible Notes financing and 2.50% Convertible Notes financing were dilutive and therefore were included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Basic	49,035	48,243	48,772	48,201
Effect of exercise of stock options	3	82	2	91
Effect of assumed vesting of restricted stock	1,637	1,270	1,727	1,286
Effect of convertible notes subject to conversion	—	—	—	1,174
Diluted	50,675	49,595	50,501	50,752

In accordance with ASC 480, the Company considers its redeemable non-controlling interest in its computation of earnings per share.  For each of the Current Quarter, Prior Year Quarter, Current Six Months and Prior Year Six Months, the Company’s redeemable non-controlling interest had no impact on the Company’s earnings per share calculation.

See Note 6 for discussion of hedges related to our convertible notes.

9. Commitments and Contingencies

Legal Proceedings

In July 2013, Signature Apparel Group LLC, referred to as the Debtor, filed an amended complaint in an adversary proceeding captioned Signature Apparel Group LLC v. ROC Fashions, LLC, et al., Adv. Pro. No. 11-02800 in the United States Bankruptcy Court for the Southern District of New York that, among others, named Studio IP Holdings LLC, referred to as Studio IP, and the Company (Studio IP and the Company are collectively referred to as Iconix), as defendants.  In the amended complaint, the Debtor asserts that Iconix was complicit in an alleged conspiracy to pay $2.8 million to Debtor’s principals.  The Debtor also alleges that ROC Fashions LLC paid a $6.0 million fee to Iconix for a license, and asserts that those funds should be returned to the Debtor as well.  In total, the Debtor is seeking at least $8.8 million in damages from Iconix. Iconix vigorously defended against the claims, and the trial on this matter concluded in March 2016.  The Company is currently awaiting the Bankruptcy Court’s determination on the matter and is unable to estimate its ultimate outcome.

In December 2015, Anthony L&S, LLC, referred to as ALS, the licensee of the Pony and related trademarks, commenced an action captioned Anthony L&S, LLC v. US Pony Holdings, LLC and Iconix Brand Group, Inc., Index No. 654199/2015 in New York State Supreme Court, New York County against the Company and its subsidiary, US Pony Holdings, LLC, referred to as Pony, seeking damages of $30.0 million, plus punitive damages, attorneys’ fees and costs.  ALS alleges that Pony breached the parties’ license agreement by failing to comply with its marketing obligations.  ALS also alleges that Pony and the Company are liable for fraud because Pony and the Company made purported misstatements about their marketing intentions/efforts.  The Company and Pony are vigorously defending against the claims.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

In January 2016, ALS’s affiliate, Anthony L&S Athletics, LLC, referred to as Anthony Athletics, commenced an action captioned Anthony L&S Athletics, LLC v. US Pony Holdings, LLC and Iconix Brand Group, Inc., Case No. 11867 in the Chancery Court in the State of Delaware against the Company and Pony.  Based primarily on the same allegations as in the New York action, Anthony Athletics, the Company’s joint venture partner in Pony, seeks a judicial dissolution of Pony, as well as $30.0 million in damages resulting from the Company’s purported breach of the Pony operating agreement and the failure to market the brands. The Company and Pony are vigorously defending against the claims.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

In April 2016, New Rise Brands Holdings, LLC, referred to as New Rise, a former licensee of the Ecko Unlimited trademark, and Sichuan New Rise Import & Export Co. Ltd., referred to as Sichuan, the guarantor under New Rise’s license agreement, commenced an action captioned New Rise Brands Holdings, LLC and Sichuan New Rise Import & Export Co. Ltd v. IP Holdings, LLC, et al., Index No. 652278/2016 in the New York State Supreme Court, New York County against the Company’s subsidiary, IP Holdings, LLC, referred to as IP Holdings, seeking damages of $15 million, plus punitive damages of $50 million, attorneys’ fees and costs.  Among other claims, New Rise alleges improper termination of New Rise’s license agreement and fraud.  IP Holdings is vigorously defending against the claims and has asserted counterclaims against New Rise and Sichuan.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

Two shareholder derivative complaints are pending in the United States District Court for the Southern District of New York captioned James v. Cuneo et al, Docket No. 1:16-cv-02212 and Ruthazer v. Cuneo et al, Docket No. 1:16-cv-04208, and two shareholder derivative complaints are pending in the Supreme Court of the State of New York, New York captioned De Filippis v. Cuneo et al. Index No. 650711/2016 and Gold v. Cole et al, Index No. 53724/2016.  The complaints name the Company as a nominal defendant and assert claims for breach of fiduciary duty, insider trading and unjust enrichment against certain of the Company's current and former directors and officers arising out of the Company's recent restatement of financial reports and certain employee departures.  An additional shareholder derivative complaint captioned Rosenfeld v. Cuneo et al., Index No. 510427/2016 is pending in the Supreme Court of the State of New York, Kings County.  The complaint names the Company as a nominal defendant and asserts similar claims against certain of the Company’s current and former directors and officers as noted in connection with the shareholder derivative complaints described above.  At this time, the Company is unable to estimate the ultimate outcome of these legal matters.

As previously announced, the Company has received a formal order of investigation from the SEC. The Company intends to continue to cooperate fully with the SEC.

Three securities class actions, respectively captioned Lazaro v. Iconix Brand Group, Inc. et al., Docket No. 1:15-cv-04981-PGG,  Niksich v. Iconix Brand Group, Inc. et al. , Docket No. 1:15-cv-04860-PGG and  Haverhill Retirement System v. Iconix Brand Group, Inc. et al  Docket No. 1:15 – cv 06658, have been consolidated in the United States District Court for the Southern District of New York against the Company and certain former officers and one current officer (each, a “Class Action” and, together, the “Class Actions”). The plaintiffs in the Class Actions purport to represent a class of purchasers of the Company’s securities from February 22, 2012 to November 5, 2015, inclusive, and claim that the Company and individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making allegedly false and misleading statements regarding certain aspects of the Company’s business operations and prospects.  The Company and the individual defendants have moved to dismiss the consolidated amended complaint and intend to vigorously defend against the claims.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

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

10. Related Party Transactions

The Company incurred advertising expenses with Complex Media, Inc. to promote certain of the Company’s men’s brands.  The Company owns a minority interest in Complex Media, Inc. as discussed in Note 3 and in Note 18.  There were no advertising expenses with Complex Media, Inc. for the Current Six Months and Prior Year Six Months, and no related accounts payable as of June 30, 2016 as compared to $0.2 million as of December 31, 2015.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

For the Current Six Months, the Company paid approximately $0.3 million to Galore Media, Inc. in relation to certain marketing services to promote the Company’s brands and for the rights to certain warrants of Galore Media, Inc. The Company owns a minority interest in Galore Media, Inc. as discussed in Note 3.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

During each of the Current Quarter, Current Six Months, Prior Year Quarter and Prior Year Six Months, the Company incurred less than $0.1 million per year in consulting fees in connection with a consulting arrangement entered into with Mark Friedman, a member of the Company’s Board of Directors, relating to the provision by Mr. Friedman of investor relations services.  Such consulting agreement was terminated on May 3, 2016.

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  For the Current Quarter and Prior Year Quarter, the Company recognized the following royalty revenue amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Joint Venture Partner
Global Brands Group Asia Limited (1)	$904	$1,241	$1,718	$2,623
Buffalo International ULC	3,820	2,007	7,258	4,823
Rise Partners, LLC / Top On International Group Limited	4	2,021	500	4,443
M.G.S. Sports Trading Limited	156	154	297	276
Pac Brands USA, Inc.	83	95	223	311
NGO, LLC	294	202	594	404
Albion Equity Partners LLC / GL Damek	433	656	846	1,327
Anthony L&S	—	545	—	909
Roc Nation	—	100	—	200
	$5,694	$7,021	$11,436	$15,316
(1)

Global Brands Group Asia Limited also serves as agent to Peanuts Worldwide for the Greater China Territory for Peanuts brands.  For the Current Quarter and Prior Year Quarter, Global Brands Group Asia Limited earned fees of approximately $0.7 million and $0.8 million, respectively, in its capacity as agent to Peanuts Worldwide.  For the Current Six Months and Prior Year Six Months, Global Brands Group Asia limited earned fees of approximately $1.5 million and $1.6 million, respectively, in its capacity as agent to Peanuts Worldwide.

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

With the exception of the Buffalo brand joint venture, Iconix Canada joint venture, and Iconix Middle East joint venture, the Company is not responsible for the income taxes related to the non-controlling interest’s share of the joint venture’s earnings.  Therefore, the tax liability associated with the non-controlling interest share of the joint venture’s earnings is not reported in the Company’s income tax expense, despite the joint venture’s entire income being consolidated in the Company’s reported income before income tax expense.  As such, the joint venture’s earnings have the effect of lowering our effective tax rate.  This effect is more pronounced in periods in which joint venture earnings are higher relative to our other earnings.  Since the Buffalo brand joint venture and the Iconix Canada joint venture are taxable entities in Canada, and the Iconix Middle East joint venture is a taxable entity in the United Kingdom, the Company is required to report its tax liability, including taxes attributable to the non-controlling interest, in its statement of operations.  All other consolidated joint ventures are partnerships and treated as pass-through entities not subject to taxation in their local tax jurisdiction, and therefore the Company includes only the tax attributable to its proportionate share of income from the joint venture in income tax expense.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state and local, and foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes.  In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions. The Company recognized interest expense related to uncertain tax positions of less than $0.1 million in the Current Quarter as compared to none during the Prior Year Quarter.  The Company recognized interest expense related to uncertain tax positions of approximately $0.2 million in the Current Six Months as compared to none during the Prior Year Six Months.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company’s consolidated effective tax rate was 31.1% and 37.8% for the Current Quarter and Prior Year Quarter, respectively. The Company’s consolidated effective tax rate was 31.3% and 30.6% for the Current Six Months and Prior Year Six Months, respectively.

During the first quarter of the year ending December 31, 2016, the Company early adopted the guidance under ASU 2015-17, on a retrospective basis, concerning simplified presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. Adoption of this guidance resulted in reclassification of our net current deferred tax assets of approximately $2.4 million to the net non-current deferred tax liability in our condensed consolidated balance sheet as of each June 30, 2016 and December 31, 2015.

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

Reportable data for the Company’s operating segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Licensing revenue:
Women's	$36,507	$37,751	$74,478	$76,131
Men's	22,104	26,183	42,332	49,981
Home	9,598	9,593	19,075	20,065
Entertainment	27,534	23,871	54,490	47,035
Corporate	—	—	—	—
	$95,743	$97,398	$190,375	$193,212
Operating income (loss):
Women's	$32,512	$32,008	$66,527	$65,123
Men's	13,526	18,815	24,978	34,121
Home	8,062	8,028	16,286	16,696
Entertainment	9,617	7,512	17,403	15,555
Corporate	(15,906)	(14,539)	(23,175)	(23,695)
	$47,811	$51,824	$102,019	$107,800
Licensing revenue by license type:
Direct-to-retail license	$40,875	$44,472	$82,851	$87,543
Wholesale licenses	40,221	41,086	79,172	82,912
Other licenses	14,647	11,840	28,352	22,757
	$95,743	$97,398	$190,375	$193,212
Licensing revenue by geographic region:
United States	$61,092	$64,212	$123,066	$129,655
Japan	10,639	7,951	20,636	16,010
Other (1)	24,012	25,235	46,673	47,547
	$95,743	$97,398	$190,375	$193,212

(1)	No single country represented 10% of the Company’s revenues within “Other” in this table for the periods presented.

13. Other Assets- Current and Long-Term

	June 30, 2016	December 31, 2015
Other assets- current consisted of the following:
Notes receivables on sale of trademarks (1)	$3,565	$3,892
Note receivable in connection with Strawberry Shortcake acquisition (2)	3,630	5,000
Due from AG (see Note 3)	—	3,437
Prepaid advertising	4,329	2,498
Prepaid expenses	1,699	1,501
Deferred charges	1,577	913
Prepaid taxes	15,694	14,941
Prepaid insurance	827	(41)
Due from related parties	3,251	3,293
Other current assets	7,282	8,682
	$41,854	$44,116

(1)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the condensed consolidated balance sheet.  Refer to Note 3 for further details.

(2)

The Note receivable in connection with the Strawberry Shortcake acquisition represents amounts due from AG in respect of non-compete payments pursuant to a License Agreement entered into with AG simultaneously with the closing of the transaction.

	June 30,	December 31,
	2016	2015
Other noncurrent assets consisted of the following:
Due from ABC	$9,841	$11,621
Notes receivable on sale of trademarks (1)	3,501	5,029
Prepaid Interest	8,314	8,560
Deposits	621	621
Other noncurrent assets	981	2,917
	$23,258	$28,748

(1)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the condensed consolidated balance sheet.  Refer to Note 3 for further details.

14. Other Liabilities – Current

As of June 30, 2016 and December 31, 2015, other current liabilities include amounts of $1.6 million and $1.6 million, respectively, due to certain joint ventures that are not consolidated with the Company, and $2.0 million due to Purim as of December 31, 2015 related to the MG Icon acquisition which was paid in full during the Current Six Months.  See Note 3 for further details of this transaction.

15. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings which are wholly owned subsidiaries of the Company, located in Luxembourg, is the Euro.  However the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and the Prior Year Quarter, the Company recorded a $0.7 million currency translation gain and a $1.9 million currency translation loss, respectively, that is included in the condensed consolidated statements of income. Due to fluctuations in currency in the Current Six Months and the Prior Year Six Months, the Company recorded a $0.9 million currency translation gain and a $8.8 million currency translation gain, respectively, that is included in the condensed consolidated statements of income.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and the Prior Year Quarter, we recognized as a component of our comprehensive income, a foreign currency translation loss of $7.5 million and foreign currency translation gain of $7.1 million, respectively, due to changes in foreign exchange rates during the Current Quarter and the Prior Year Quarter, respectively.  During the Current Six Months and the Prior Year Six Months, we recognized as a component of our comprehensive income, a foreign currency translation gain of $5.0 million and foreign currency translation loss of $30.6 million, respectively, due to changes in foreign exchange rates during the Current Six Months and the Prior Year Six Months, respectively.  The foreign currency translation gain in the Current Six Months is primarily attributable to the Umbro and Lee Cooper trademarks in the Luxembourg territory.

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

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, which relates to business combinations and requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined.  This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition, the amendments require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The amendments in this ASU should be applied prospectively to measurement-period adjustments that occur after the effective date of this ASU.  The Company adopted the new standard in FY 2016 and had no impact on the presentation of our financial statements during the first quarter of the year ending December 31, 2016.

In November 2015, the FASB issued ASU No. 2015-17, which eliminates the guidance in ASC Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet.  The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet.  At June 30, 2016 and December 31, 2015, the Company had $2.4 million and $2.4 million, respectively, in deferred tax assets, which were previously classified as a current asset on our condensed consolidated balance sheet and, under the new standard, have been classified as a reduction from net non-current deferred income tax liability.  The ASU has been applied to the Company’s financial statements retrospectively.

In April 2015, the FASB issued ASU No. 2015-03, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The Company adopted ASU No. 2015-03 during the first quarter of the year ended December 31, 2016.  Accordingly, at December 31, 2015, the Company $15.0 million in unamortized debt issuance costs, which were previously classified as other assets on our condensed consolidated balance sheet and, under the new standard, have been classified as a deduction from debt consistent with the current period’s presentation. There has been no effect on the condensed consolidated statements of comprehensive income due to the adoption of the ASU. The ASU has been applied to the Company’s financial statements retrospectively.

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

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, this guidance was updated, which defers the effective date by one year and permits early adoption for annual and interim periods beginning on or after December 15, 2016.  This guidance is effective for interim and annual periods beginning on or after December 15, 2017.  Companies will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. We are currently evaluating the impact of adopting this guidance.

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

17. Other Matters

During the Current Quarter and the Prior Year Quarter, the Company included in its selling, general and administrative expenses approximately $1.9 million and $2.0 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation, the previously disclosed class action and derivative litigations, and costs related to the transition of the Company’s management.  During the Current Six Months and the Prior Year Six Months, the Company included in its selling, general and administrative expenses approximately $7.3 million and $2.4 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation, the previously disclosed class action and derivative litigations, and costs related to the transition of the Company’s management.

18. Subsequent Events

In April 2016, Hearst Corporation and Verizon Communications, Inc. entered into an agreement to jointly acquire Complex Media.  In July 2016, the Company received $35.3 million in connection with the sale of its interest in Complex Media.  An additional $3.7 million is being held in escrow to satisfy specified indemnification claims, with a portion of such escrow expected to be released twelve months following the closing of the transaction and the remainder expected to be released eighteen months following the closing of the transaction, subject to any such claims.

In July 2016, the Company repurchased an additional aggregate principal amount of $53.2 million of the 1.50% Convertible Notes for an aggregate amount equal to $18.4 million (inclusive of $0.3 million of accrued and unpaid interest) paid in cash and an issuance of 3.9 million shares of the Company’s common stock.

In July 2016, the Company entered into an agreement with Hong Kong MH Umbro International Co. Limited (MHMC) to sell up to an aggregate 50% interest in a newly registered company in Hong Kong which holds the Umbro intellectual property in the Greater China territory for total cash consideration of $25.0 million.  The acquisition of such equity is expected to occur over a four-year period.

As stipulated in the agreement, each anniversary subsequent to the close of the transaction, MHMC will pay a portion of the total cash consideration to the Company in return for a percentage of the total 50% equity interest.

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

As of June 30, 2016, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer  ® , Rampage  ® , Mudd  ® , London Fog  ® , Mossimo  ® , Ocean Pacific/OP  ® , Danskin /Danskin Now ® , Rocawear  ®  /Roc Nation  ® , Artful Dodger  ® , Cannon  ® , Royal Velvet  ® , Fieldcrest  ® , Charisma  ® , Starter  ® , Waverly  ® , Ecko Unltd  ®  /Mark Ecko Cut & Sew ® , Zoo York  ® , Sharper Image  ® , Umbro  ®  , Lee Cooper  ®  and Strawberry Shortcake  ® ; and interests in Material Girl  ® , Peanuts  ® , Ed Hardy  ® , Truth or Dare  ® , Modern Amusement  ® , Buffalo  ® , Nick Graham  ® , Hydraulic ®  and Pony ® .

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

Globally, the Company has over 50 DTR licenses and more than 1,700 total licenses.  Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and without inventory, production or distribution costs or risks, and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows.  As of July 1, 2016, the Company had over $850 million of aggregate guaranteed royalty revenue over the terms of the Company’s existing contracts excluding renewals.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Licensing revenue:
Women's	$36,507	$37,751	$74,478	$76,131
Men's	22,104	26,183	42,332	49,981
Home	9,598	9,593	19,075	20,065
Entertainment	27,534	23,871	54,490	47,035
Corporate	—	—	—	—
	$95,743	$97,398	$190,375	$193,212
Operating income (loss):
Women's	$32,512	$32,008	$66,527	$65,123
Men's	13,526	18,815	24,978	34,121
Home	8,062	8,028	16,286	16,696
Entertainment	9,617	7,512	17,403	15,555
Corporate	(15,906)	(14,539)	(23,175)	(23,695)
	$47,811	$51,824	$102,019	$107,800

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total licensing revenue for the Current Quarter was $95.7 million, a 2% decrease as compared to $97.4 million for the Prior Year Quarter. Total licensing revenue was negatively impacted primarily by approximately $1.5 million decrease due to the sale of the Badgley Mischka intellectual property and related assets and benefited from a $0.9 million favorable impact from foreign currency exchange rates primarily related to the Yen.  Excluding Badgley Mischka and the currency impact, revenue for the Current Quarter was down approximately 1% as compared to the Prior Year Quarter.  The entertainment segment increased 15% from $23.9 million in the Prior Year Quarter to $27.5 million in the Current Quarter mainly driven by a $3.4 million increase in our Peanuts Brand. The increase was a result of strength from our licensees in Japan and strength from our home video licensee. The women’s segment decreased 3% from $37.8 million in the Prior Year Quarter to $36.5 million in the Current Quarter due to the sale of the Badgley Mischka intellectual property and related assets. Excluding Badgley Mischka, the women’s segment was up 1% driven by strong performance across our Danskin Now brand at Walmart. The men’s segment decreased 16% from $26.2 million in the Prior Year Quarter to $22.1 million in the Current Quarter mainly due to a decrease in royalties earned by our Rocawear and Starter brands. The home segment was flat for the Current Quarter with $9.6 million in the Prior Year Quarter and $9.6 million in the Current Quarter.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) was $47.1 million for the Current Quarter as compared to $45.8 million for the Prior Year Quarter, an increase of $1.3 million or 3%. SG&A in the entertainment segment increased 10% from $16.2 million in the Prior Year Quarter to $17.8 million in the Current Quarter which was mainly due to increased agent and talent expenses as a result of higher revenues in the Current Quarter from the Peanuts and Strawberry Shortcake brands. SG&A from the women’s segment decreased 25% from $6.2 million in the Prior Year Quarter to $4.6 million in the Current Quarter mainly due to a $1.9 million decrease in compensation costs. SG&A from the men’s segment increased 24% from $7.3 million in the Prior Year Quarter to $9.1 million in the Current Quarter primarily due to a $0.7 million increase in advertising costs and a $0.6 million increase in compensation costs. SG&A from the home segment was relatively flat from $1.6 million in the Prior Year Quarter to $1.6 million in the Current Quarter.  Corporate SG&A decreased 3% from $14.5 million in the Prior Year Quarter to $14.0 million.

Depreciation and Amortization. Depreciation and amortization was $1.0 million for the Current Quarter, compared to $1.2 million in the Prior Year Quarter.

Gain (loss) on Sale of Trademarks. Gain (loss) on Sale of Trademarks was a $1.1 million loss for the Current Quarter, compared to zero in the Prior Year Quarter. The decrease was mainly due to a loss of $1.9 million realized on the sale of the Ed Hardy brand in China, slightly offset by a gain on the sale of the London Fog brand in Korea.

Equity Earnings on Joint Ventures. Equity Earnings on Joint Ventures was $1.4 million in income in the Current Quarter, as compared to $1.5 million in income from the Prior Year Quarter. The MG Icon joint venture increased $0.2 million from stronger performance, while the Scion BBC joint venture decreased $0.3 million as a result of the sale of the interest in the Billionaire Boys Club and Ice Cream brand.

Operating Income. Total operating income for the Current Quarter decreased to $47.8 million, or approximately 50% of total revenue, compared to approximately $51.8 million or approximately 53% of total revenue in the Prior Year Quarter. Operating income from the entertainment segment was $9.6 million in the Current Quarter compared to $7.5 million in the Prior Year Quarter. Operating income from the women’s segment was $32.5 million in the Current Quarter compared to $32.0 million in the Prior Year Quarter. Operating income from the men’s operating segment was $13.5 million in the Current Quarter compared to $18.8 million in the Prior Year Quarter. Operating income from the home segment was $8.1 million in the Current Quarter compared to $8.0 million in the Prior Year Quarter. Corporate operating loss was $15.9 million in the Current Quarter compared to operating loss of $14.5 million in the Prior Year Quarter.

Other Expenses-Net. Other expenses- net were approximately $23.0 million for the Current Quarter as compared to $21.3 million for the Prior Year Quarter, an increase of $1.7 million or 8%. The increase was primarily related to the following: (i) a $4.3 million gain on the extinguishment of debt related to the buybacks of our 2016 and 2018 convertible notes, of which there was no comparable gain in the Prior Year Quarter and, (ii) a $2.6 million increase in foreign currency translation gain, offset by a $7.0 million increase in interest expense primarily related to interest on the $300 million Senior Secured Term Loan.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 31.1% resulting in a $7.7 million income tax expense, as compared to an effective income tax rate of 37.8% in the Prior Year Quarter which resulted in the $11.5 million income tax expense. The decrease in our effective tax rate primarily relates to a larger portion of our income in the Current Year Quarter being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $17.1 million in the Current Quarter, compared to net income of approximately $19.0 million in the Prior Year Quarter, as a result of the factors discussed above.

Current Six Months compared to Prior Six Months

Licensing Revenue. Total licensing revenue for the Current Six Months was $190.4 million, a 1% decrease as compared to $193.2 million for the Prior Year Six Months. Total licensing revenue was negatively impacted primarily by approximately $2.4 million decrease due to the sale of the Badgley Mischka intellectual property and related assets and benefited from a $0.9 million favorable impact from foreign currency exchange rates primarily related to the Yen.  Excluding Badgley Mischka and the currency impact, revenue for the Current Six Months was down approximately 1% as compared to the Prior Year Six Months.  The entertainment segment increased 16% from $47.0 million in the Prior Year Six Months to $54.5 million in the Current Six Months mainly driven by a $6.9 million increase in our Peanuts Brand. The increase was a result of strength from our licensees in Japan and strength from our home video licensee. The women’s segment decreased 2% from $76.1 million in the Prior Year Six Months to $74.5 million in the Current Six Months due to the sale of the Badgley Mischka intellectual property and related assets. Excluding Badgley Mischka, the women’s segment was up 1% driven by strong performance across our Danskin Now brand at Walmart. The men’s segment decreased 15% from $50.0 million in the Prior Year Six Months to $42.3 million in the Current Six Months mainly due to a decrease in royalties earned by our Rocawear and Starter brands. The home segment decreased 5% from $20.1 million in the Prior Year Six Months to $19.1 million in the Current Six Months mainly due to a decrease in licensing revenue from our Sharper Image brand.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) was $98.6 million for the Current Six Months as compared to $85.5 million for the Prior Year Six Months, an increase of $13.1 million or 15%. SG&A in the entertainment segment increased 18% from $31.3 million in the Prior Year Six Months to $36.8 million in the Current Six Months which was mainly due to increased agent and talent expenses as a result of higher revenues in the Current Six Months from the Peanuts and Strawberry Shortcake brands. SG&A from the women’s segment decreased 24% from $12.0 million in the Prior Year Six Months to $9.1 million in the Current Six Months mainly due to a $1.9 million decrease in compensation costs. SG&A from the men’s segment increased 15% from $15.4 million in the Prior Year Six Months to $17.7 million in the Current Six Months primarily due to a $1.7 million increase in accounts receivables reserves and write-offs. SG&A from the home segment decreased 15% from $3.4 million in the Prior Year Six Months to $2.9 million in the Current Six Months mainly due to a $0.2 million decrease in advertising costs.  Corporate SG&A increased 37% from $23.4 million in the Prior Year Six Months to $32.1 million in the Current Six Months primarily due to an increase of $2.6 million in fees and costs mostly related to the matters disclosed in Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements as well as a $4.2 million increase in compensation costs primarily related to a $2.2 million of management transition costs.

Depreciation and Amortization. Depreciation and amortization was $2.1 million for the Current Six Months, compared to $2.5 million in the Prior Year Six Months. The decrease was mainly due to $0.4 million lower amortization costs related to the Ecko brand.

Gain (loss) on Sale of Trademarks. Gain (loss) on Sale of Trademarks was $9.8 million for the Current Quarter, compared to zero in the Prior Year Quarter. The increase was mainly due to an $11.8 million gain realized on the sale of the Badgley Mischka intellectual property and related assets, slightly offset by a $1.9 million loss on the sale of the Ed Hardy brand in China.

Equity Earnings on Joint Ventures. Equity Earnings on Joint Ventures was $2.6 million in income in the Current Six Months, as compared to $2.7 million in income from the Prior Year Six Months. The MG Icon joint venture increased $0.4 million from stronger performance, while the Scion BBC joint venture decreased $0.5 million as a result of the sale of the interest in the Billionaire Boys Club and Ice Cream brand.

Operating Income. Total operating income for the Current Six Months decreased to $102.0 million, or approximately 54% of total revenue, compared to approximately $107.8 million or approximately 56% of total revenue in the Prior Year Six Months. Operating income from the entertainment segment was $17.4 million in the Current Six Months compared to $15.6 million in the Prior Year Six Months. Operating income from the women’s segment was $66.5 million in the Current Six Months compared to $65.1 million in the Prior Year Six Months. Operating income from the men’s operating segment was $25.0 million in the Current Six Months compared to $34.1 million in the Prior Year Six Months. Operating income from the home segment was $16.3 million in the Current Six Months compared to $16.7 million in the Prior Year Six Months. Corporate operating loss was $23.2 million in the Current Six Months compared to operating loss of $23.7 million in the Prior Year Six Months.

Other Expenses-Net. Other expenses- net were approximately $43.5 million for the Current Six Months as compared to other income, net of $19.0 million for the Prior Year Six Months, an increase of $62.5 million. The increase in other expenses-net was primarily related to the following: (i) a $50.0 million non-cash gain in the Prior Year Six Months related to the fair value re-measurement of our original 50% interest in Iconix China, of which there is no comparable income in the Current Six Months, (ii) a decrease of $7.9 million in foreign currency translation gain in the Current Six Months as compared to the Prior Year Six Months and, (iii) a $6.9 million increase in interest expense mostly related to interest on the $300 million Senior Secured Term Loan. The increase period over period was also attributable to a $4.3 million gain on the extinguishment of debt related to the repurchases of our 2016 and 2018 convertible notes.

Provision for Income Taxes. The effective income tax rate for the Current Six Months is approximately 31.3% resulting in a $18.3 million income tax expense, as compared to an effective income tax rate of 30.6% in the Prior Year Six Months which resulted in the $38.8 million income tax expense. The increase in our effective tax rate primarily relates to a larger portion of our income in the Previous Year Six Months being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $40.2 million in the Current Six Months, compared to net income of approximately $88.0 million in the Prior Year Six Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At June 30, 2016 and December 31, 2015, our cash totaled $130.0 million and $169.9 million, respectively, not including short-term restricted cash of $84.8 million and $49.5 million, respectively.  Our short term restricted cash primarily consists of collection and investment accounts related to our Senior Secured Notes and our Senior Secured Term Loan.  In addition, as of June 30, 2016, approximately $63.3 million, or 29.5%, of our total cash (including restricted cash) was held in foreign subsidiaries.  Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations.  Cash held in these foreign subsidiaries is otherwise considered unrestricted and available for use outside the U.S.

We believe that cash from future operations and our currently available cash and capacity for additional financings under our Senior Secured Notes facility (to the extent available) will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including early redemptions by our 1.50% Convertible Notes’ holders in the event circumstances allow for early redemptions. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 6 of Notes to the Unaudited Condensed Consolidated Financial Statements for a description of certain prior financings consummated by us.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved in any such transactions may, individually or in the aggregate, be material.  See Note 18 of Notes to the Unaudited Condensed Consolidated Financial Statements for purchases of our outstanding debt subsequent to June 30, 2016.

Changes in Working Capital

At June 30, 2016 and December 31, 2015 the working capital ratio (current assets to current liabilities) was 2.35 to 1 and 2.52 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased approximately $36.6 million, from $95.3 million in the Prior Year Six Months to $58.7 million in the Current Six Months. The decrease in net income, after the exclusion of non-cash items, was approximately $11.0 million.  The change in the non-cash adjustments is primarily as a result of the non-cash gain of $50.0 million related to the fair value re-measurement of our original 50% interest in Iconix China in the Prior Year Six Months.  These non-cash adjustments are offset by cash used in working capital items of $9.5 million in the Current Six Months as compared to cash used in working capital items of $16.1 million in the Prior Year Six Months.

Investing Activities

Net cash provided by investing activities increased approximately $189.4 million, from cash used in investing activities of $153.8 million in the Prior Year Six Months to cash provided by investing activities of $35.5 million in the Current Six Months. The increase period over period is primarily due to (i) proceeds from sale of the Company’s interest in the BBC and Ice Cream brands for $3.5 million in cash, (ii) proceeds from sale of the Badgley Mischka intellectual property and related assets for $14.0 million in cash, (iii) proceeds from the note due from American Greetings of $2.5 million and proceeds from the note due from Buffalo International of $4.1 million, and (iv) proceeds from the sale of Ed Hardy China for $11.4 million in cash versus the Prior Year Six Months cash used for  (i) our purchase of the Strawberry Shortcake brand for $95 million in cash, (ii) our purchase of the remaining 50% interest in Iconix China for $20.4 million in cash, and (iii) our purchase of a 75% interest in the Pony brand for $37.0 million in cash.

Financing Activities

Net cash used in financing activities increased approximately $183.3 million, from cash provided by financing activities of $47.9 million in the Prior Year Six Months to cash used in financing activities of $135.4 million in the Current Six Months. The increase in cash used in financing activities period over period is due to the repurchase of a portion of our convertible notes for $161.1 million in cash as well as the repayment of long term debt of $190.4 million in the Current Six Months (mainly due to the payment of the remaining outstanding principal balance on our 2.50% Convertible Notes of $158.0 million) as compared to repayment of long term debt of $30.6 million in the Prior Six Months.  This increase of cash used in financing activities is offset by the proceeds of $100.0 million from our Variable Funding Notes received in the Prior Year Six Months as compared to the proceeds of $300.0 million from our Senior Secured Term Loan as well as cash used of $35.8 million for the prepaid financing costs associated with the Company’s new debt arrangement during the Current Six Months.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In 2015, weaknesses were identified in certain of the Company’s review controls, which have been enumerated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

As a result of this, the interim principal executive officer and current principal financial and accounting officer concluded that the Company’s disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. This conclusion was described in Management’s Annual Report on Internal Controls Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015.  As discussed below, the Company is addressing the material weaknesses identified in 2015 and is in the process of improving its controls to remediate these material weaknesses.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the six months ended June 30, 2016 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed below.

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
•

Hired a Director of Internal Audit, a Vice President of Tax and a Director of Financial Reporting in 2016. All individuals are Certified Public Accountants. The Director of Internal Audit reports directly to the Audit Committee.

•	Retained a third party international accounting firm to assist with internal audit activities at the direction of our Director of Internal Audit.
•	In the process of reorganizing the Accounting department and hiring additional accounting employees to enhance the control environment.
•

Addressed internal control weaknesses identified by the Special Committee, external auditors, and the senior management team. In certain areas, internal controls were in place but not documented. Accordingly, in the third and fourth quarters of 2015, and the first and second quarters of 2016, the Company formally documented processes and internal controls in key financial reporting areas, including the review of license agreements, cash disbursements, account reconciliations/analysis, journal entries and review of financial statements. Where applicable, these processes and internal controls were complimented with the development and implementation of use of forms and documents.

•

A formal process for the identification of related party transactions was developed which included a list of related parties/affiliated entities, and  respective internal controls for confirming the accuracy of the list on a go-forward basis was developed in the first and second quarter of 2016.

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

•

Established annual training for all Independent Directors, management and key non-management personnel around the Code of Conduct and other company policies. Annual certifications of compliance with the Code of Conduct and other company policies will be required.

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

PART II. Other Information

Item 1. Legal Proceedings.

In July 2013, Signature Apparel Group LLC, referred to as the Debtor, filed an amended complaint in an adversary proceeding captioned Signature Apparel Group LLC v. ROC Fashions, LLC, et al., Adv. Pro. No. 11-02800 in the United States Bankruptcy Court for the Southern District of New York that, among others, named Studio IP Holdings LLC, referred to as Studio IP, and the Company (Studio IP and the Company are collectively referred to as Iconix), as defendants.  In the amended complaint, the Debtor asserts that Iconix was complicit in an alleged conspiracy to pay $2.8 million to Debtor’s principals.  The Debtor also alleges that ROC Fashions LLC paid a $6 million fee to Iconix for a license, and asserts that those funds should be returned to the Debtor as well.  In total, the Debtor is seeking at least $8.8 million in damages from Iconix. Iconix vigorously defended against the claims, and the trial on this matter concluded in March 2016.  The Company is currently awaiting the Bankruptcy Court’s determination on the matter and is unable to estimate its ultimate outcome.

In December 2015, Anthony L&S, LLC, referred to as ALS, the licensee of the Pony and related trademarks, commenced an action captioned Anthony L&S, LLC v. US Pony Holdings, LLC and Iconix Brand Group, Inc., Index No. 654199/2015 in New York State Supreme Court, New York County against the Company and its subsidiary, US Pony Holdings, LLC, referred to as Pony, seeking damages of $30 million, plus punitive damages, attorneys’ fees and costs.  ALS alleges that Pony breached the parties’ license agreement by failing to comply with its marketing obligations.  ALS also alleges that Pony and the Company are liable for fraud because Pony and the Company made purported misstatements about their marketing intentions/efforts.  The Company and Pony are vigorously defending against the claims.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

In January 2016, ALS’s affiliate, Anthony L&S Athletics, LLC, referred to as Anthony Athletics, commenced an action captioned Anthony L&S Athletics, LLC v. US Pony Holdings, LLC and Iconix Brand Group, Inc., Case No. 11867 in the Chancery Court in the State of Delaware against the Company and Pony.  Based primarily on the same allegations as in the New York action, Anthony Athletics, the Company’s joint venture partner in Pony, seeks a judicial dissolution of Pony, as well as $30 million in damages resulting from the Company’s purported breach of the Pony operating agreement and the failure to market the brands. The Company and Pony are vigorously defending against the claims.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

In April 2016, New Rise Brands Holdings, LLC, referred to as New Rise, a former licensee of the Ecko Unlimited trademark, and Sichuan New Rise Import & Export Co. Ltd., referred to as Sichuan, the guarantor under New Rise’s license agreement, commenced an action captioned New Rise Brands Holdings, LLC and Sichuan New Rise Import & Export Co. Ltd v. IP Holdings, LLC, et al., Index No. 652278/2016 in the New York State Supreme Court, New York County against the Company’s subsidiary, IP Holdings, LLC, referred to as IP Holdings, seeking damages of $15 million, plus punitive damages of $50 million, attorneys’ fees and costs.  Among other claims, New Rise alleges improper termination of New Rise’s license agreement and fraud.  IP Holdings is vigorously defending against the claims and has asserted counterclaims against New Rise and Sichuan.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

Two shareholder derivative complaints are pending in the United States District Court for the Southern District of New York captioned James v. Cuneo et al, Docket No. 1:16-cv-02212 and Ruthazer v. Cuneo et al, Docket No. 1:16-cv-04208, and two shareholder derivative complaints are pending in the Supreme Court of the State of New York, New York captioned De Filippis v. Cuneo et al. Index No. 650711/2016 and Gold v. Cole et al, Index No. 53724/2016.  The complaints name the Company as a nominal defendant and assert claims for breach of fiduciary duty, insider trading and unjust enrichment against certain of the Company's current and former directors and officers arising out of the Company's recent restatement of financial reports and certain employee departures.  An additional shareholder derivative complaint captioned Rosenfeld v. Cuneo et al., Index No. 510427/2016 is pending in the Supreme Court of the State of New York, Kings County.  The complaint names the Company as a nominal defendant and asserts similar claims against certain of the Company’s current and former directors and officers as noted in connection with the shareholder derivative complaints described above.  At this time, the Company is unable to estimate the ultimate outcome of these legal matters.

As previously announced, the Company has received a formal order of investigation from the SEC. The Company intends to continue to cooperate fully with the SEC.

Three securities class actions, respectively captioned Lazaro v. Iconix Brand Group, Inc. et al., Docket No. 1:15-cv-04981-PGG,  Niksich v. Iconix Brand Group, Inc. et al. , Docket No. 1:15-cv-04860-PGG and  Haverhill Retirement System v. Iconix Brand Group, Inc. et al  Docket No. 1:15 – cv 06658, have been consolidated in the United States District Court for the Southern District of New York against the Company and certain former officers and one current officer (each, a “Class Action” and, together, the “Class Actions”). The plaintiffs in the Class Actions purport to represent a class of purchasers of the Company’s securities from February 22, 2012 to November 5, 2015, inclusive, and claim that the Company and individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making allegedly false and misleading statements regarding certain aspects of the Company’s business operations and prospects.  The Company and the individual defendants have moved to dismiss the consolidated amended complaint and intend to vigorously defend against the claims.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

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

As of June 30, 2016, our consolidated balance sheet reflects debt of approximately $1,351.3 million (which is net of $23.9 million of debt issuance costs), including secured debt of $1,055.9 million under our Senior Secured Notes, Variable Funding Notes and Senior Secured Term Loan. In accordance with ASC 470, our 1.50% Convertible Notes are included in our $1,351.3 million of consolidated debt at a net debt carrying value of $319.3 million; however, the principal amount owed to the holders of our 1.50% Convertible Notes is $348.3 million (due March 2018). In addition, in March 2016, we entered into the Credit Agreement pursuant to which the lenders thereto are providing us a Senior Secured Term Loan which is scheduled to mature in 2021, the net cash proceeds of which were used to satisfy the Company’s outstanding obligations under the 2.50% Convertible Notes. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our debt obligations:

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

In addition, as of June 30, 2016, approximately $63.3 million, or 29.5%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

While we believe that by virtue of the cash on our balance sheet as of June 30, 2016, the proceeds of the Senior Secured Term Loan, and the guaranteed minimum and percentage royalty payments due to us under our licenses, we will generate sufficient revenue from our licensing operations to satisfy our obligations for the foreseeable future. In the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees, such that the loss of any of such licensees or their renewal on terms less favorable than today, could slow our growth plans, decrease our revenue and impair our cash flows.

Our licenses with Wal-Mart, Target, Kohl’s and Kmart/Sears represent, each in the aggregate, our four largest direct-to-retail licensees during the Current Six Months, representing approximately 17%, 9%, 6% and 5%, respectively, of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of June 30, 2016, goodwill represented approximately $257.1 million, or approximately 10.4% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,698.2 million, or approximately 68.9% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

Based on the results of the Company’s annual impairment testing during the fourth quarter for the year ended December 31, 2015, the Company had determined that certain intangible assets related to the men’s segment and home segment were impaired.  As a result, the Company incurred a non-cash impairment charge related to the write-down of its Rocawear, Ecko Unltd/Marc Ecko Cut & Sew, Ed Hardy, Royal Velvet, Artful Dodger, Nick Graham, Hydraulic and Cannon trademarks aggregating approximately $402.4 million, as well as a write-down of goodwill related to the Company’s men’s segment in the amount of $35.1 million.

There can be no assurance that any future downturn in the business of any of the Company’s segments will not result in a further write-down of goodwill or trademarks, which would either decrease the Company’s net income or increase the Company’s net loss, which may or may not have a material impact to the Company’s consolidated statement of operations.

Recent and ongoing developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect us or our licensees.

The United Kingdom held a referendum on June 23, 2016 in which voters approved the UK’s withdrawal from the European Union, commonly known as “Brexit.” As a result, negotiations are expected to commence to determine the terms of the United Kingdom exit from the European Union as well as its relationship with the European Union going forward. The economic effects of Brexit have been and are expected to continue to be far-reaching, particularly once the negotiation process begins. Although less than 10% of our licensing revenue is generated in the United Kingdom, Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. We currently hold equity interests in Iconix Europe, our London-based joint venture, as well as Iconix MENA LTD and Diamond Icon, LLC, our joint ventures which were established under the laws of the United Kingdom. In addition, we have license agreements in place with licensees across many of our brands in the United Kingdom; maintain a wholly-owned subsidiary established under the laws of the United Kingdom; and have employees, offices and showroom space in the United Kingdom related to our Umbro and Lee Cooper brands. The impact of Brexit on the foregoing aspects of our business are unknown at this time.  Brexit could have the effect of disrupting the free movement of goods, services and people between the United Kingdom and the European Union and negatively impact our business and that of our licensees. The full effects of Brexit are uncertain and will depend on any agreements the United Kingdom may make to retain access to European Union markets. Brexit also could lead to uncertainty with respect to the United Kingdom legal and regulatory framework and the enforcement of our legal and intellectual property rights. In addition, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the European Union, creating greater uncertainly in the region. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, licensees, results of operations and financial condition could be adversely affected by Brexit is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities in the Current Quarter except as disclosed in the Company’s Form 8-K dated June 13, 2016.

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 - April 30	49,542	$8.23	—	$513,277,115
May 1 - May 31	2,970	$7.62	—	$513,277,115
June 1 - June 30	670	$6.92	—	$513,277,115
Total	53,182	$8.18	—	$513,277,115

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

Iconix Brand Group, Inc.
(Registrant)

Date: August 5, 2016	/s/ John N. Haugh
John N. Haugh
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2016	/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)