Form 10-Q
period 2016-09-30
ICONIX BRAND GROUP, INC.
filed 2016-11-09
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

Common Stock, $.001 Par Value- 56,128,661 shares as of November 8, 2016.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2016	December 31, 2015
	(unaudited)	(revised)
Assets
Current Assets:
Cash and cash equivalents	$122,097	$169,971
Restricted cash	117,806	49,544
Accounts receivable, net	90,589	103,792
Other assets – current	39,689	44,116
Total Current Assets	370,181	367,423
Property and equipment:
Furniture, fixtures and equipment	25,118	24,138
Less: Accumulated depreciation	(17,814)	(16,639)
	7,304	7,499
Other Assets:
Other assets	20,794	28,748
Trademarks and other intangibles, net	1,700,838	1,696,524
Investments and joint ventures	100,342	147,312
Goodwill	257,095	257,095
	2,079,069	2,129,679
Total Assets	$2,456,554	$2,504,601
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$46,168	$52,062
Deferred revenue	19,178	29,161
Current portion of long-term debt	76,123	61,123
Other liabilities – current	2,106	3,571
Total Current Liabilities	143,575	145,917
Deferred income tax liability	198,813	181,193
Other tax liabilities	5,149	4,865
Long-term debt, less current maturities	1,213,941	1,388,269
Other liabilities	17,890	19,550
Total Liabilities	1,579,368	1,739,794
Redeemable Non-Controlling Interest, net of installment payments due from non-controlling interest holders, redemption value of $66,831 and $64,935, respectively	54,700	48,646
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 88,340 and 80,609, respectively	88	80
Additional paid-in capital	1,028,644	974,021
Retained earnings	558,274	514,761
Accumulated other comprehensive loss	(55,117)	(60,893)
Less: Treasury stock – 32,094 and 32,028 shares at cost, respectively	(837,742)	(837,179)
Total Iconix Brand Group, Inc. Stockholders’ Equity	694,147	590,790
Non-Controlling Interest, net of installment payments due from non-controlling interest holders	128,339	125,371
Total Stockholders’ Equity	822,486	716,161
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,456,554	$2,504,601

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Licensing revenue	$90,944	$91,332	$281,319	$284,544
Selling, general and administrative expenses	50,630	62,796	149,257	148,324
Depreciation and amortization	372	1,104	2,501	3,637
Equity earnings on joint ventures	(574)	(350)	(3,130)	(3,000)
Gains on sale of trademarks	(147)	—	(9,991)	—
Operating income	40,663	27,782	142,682	135,583
Other expenses (income):
Interest expense	24,877	22,252	74,477	64,950
Interest income	(329)	(874)	(1,235)	(3,030)
Other income	(10,164)	—	(10,180)	(50,780)
Gain on extinguishment of debt, net	(4,186)	—	(8,473)	—
Foreign currency translation loss (gain)	735	1,083	(129)	(7,686)
Other expenses – net	10,933	22,461	54,460	3,454
Income before income taxes	29,730	5,321	88,222	132,129
Provision for income taxes	9,931	6,275	28,230	45,083
Net income (loss)	19,799	(954)	59,992	87,046
Less: Net income attributable to non-controlling interest	4,583	4,433	14,580	13,335
Net income (loss) attributable to Iconix Brand Group, Inc.	$15,216	$(5,387)	$45,412	$73,711
Earnings (loss) per share:
Basic	$0.27	$(0.11)	$0.89	$1.53
Diluted	$0.27	$(0.11)	$0.86	$1.46
Weighted average number of common shares outstanding:
Basic	55,584	48,310	51,060	48,238
Diluted	57,355	48,310	52,802	50,486

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$19,799	$(954)	$59,992	$87,046
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,000	4,051	7,955	(26,560)
Change in fair value of available for sale securities	47	(948)	(2,179)	(650)
Total other comprehensive income (loss)	3,047	3,103	5,776	(27,210)
Comprehensive income	$22,846	$2,149	$65,768	$59,836
Less: comprehensive income attributable to non-controlling interest	4,583	4,433	14,580	13,335
Comprehensive income (loss) attributable to Iconix Brand Group, Inc.	$18,263	$(2,284)	$51,188	$46,501

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2016

(in thousands)

	Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	In Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2016 (revised)	80,609	$80	$974,021	$514,761	$(60,893)	$(837,179)	$125,371	$716,161
Shares issued on vesting of restricted stock	323	1	—	—	—	—	—	1
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(563)	—	(563)
Tax deficiency of stock option exercises and restricted stock vestings	—	—	(1,602)	—	—	—	—	(1,602)
Compensation expense in connection with restricted stock and stock options	—	—	4,676	—	—	—	—	4,676
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	519	519
Change in redemption value of redeemable non-controlling interest	—	—	—	(1,899)	—	—	—	(1,899)
Change in fair value of available for sale securities	—	—	—	—	(2,179)	—	—	(2,179)
Shares issued on repurchase of convertible notes	7,408	7	51,318	—	—	—	—	51,325
Repurchase of equity portion of convertible notes	—	—	(1,164)	—	—	—	—	(1,164)
Sale of minority interest in Umbro China	—	—	718	—	—	—	1,782	2,500
Net income	—	—	—	45,412	—	—	14,580	59,992
Tax effect of repurchase of convertible notes	—	—	413	—	—	—	—	413
Tax benefit related to amortization of convertible notes' discount	—	—	222	—	—	—	—	222
Foreign currency translation	—	—	42	—	7,955	—	—	7,997
Distributions to joint ventures	—	—	—	—	—	—	(13,913)	(13,913)
Balance at September 30, 2016	88,340	$88	$1,028,644	$558,274	$(55,117)	$(837,742)	$128,339	$822,486

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$59,992	$87,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,237	1,222
Amortization of trademarks and other intangibles	1,264	2,414
Amortization of deferred financing costs and debt discount	7,233	3,654
Amortization of convertible note discount	17,789	23,408
Stock-based compensation expense	4,676	9,824
Non-cash gain on re-measurement of equity investment	—	(49,990)
Provision for doubtful accounts	10,570	16,117
Earnings on equity investments in joint ventures	(3,130)	(3,000)
Distributions from equity investments	3,412	3,273
Gain on sale of fixed assets	—	(225)
Gain on sale of trademarks, net	(9,991)	—
Gain on sale of Complex Media	(10,164)	—
Gain on extinguishment of debt, net	(8,473)	—
Deferred income tax provision	18,245	22,627
Gain on foreign currency translation	(129)	(7,686)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	3,160	(5,416)
Other assets – current	(5,860)	15,150
Other assets	8,189	5,514
Deferred revenue	(9,250)	2,091
Accounts payable and accrued expenses	(9,842)	8,991
Net cash provided by operating activities	78,928	135,014
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(1,044)	(1,134)
Acquisition of interest in Iconix China, net of cash acquired	—	(20,400)
Acquisition of interest in Pony	—	(37,000)
Acquisition of interest in Strawberry Shortcake	—	(95,000)
Acquisition of interest in Galore Media	(500)	—
Issuance of note to American Greetings	—	(10,000)
Proceeds received from note due from American Greetings	3,750	2,500
Proceeds received from note due from Buffalo International	4,100	6,561
Proceeds from sale of BBC Ice Cream	3,500	—
Proceeds from sale of Badgley Mischka	14,000	—
Proceeds from sale of interest in certain Badgley Mischka related assets in respect of the Greater China territory	1,200	—
Proceeds from sale of minority interest in Umbro trademarks in the Greater China territory	2,500	—
Proceeds from sale of interest in TangLi International Holding Ltd.	11,352	—
Proceeds from sale of interest in Mecox Lane Limited	363	—
Proceeds from sale of interest in Complex Media	35,284	—
Proceeds from sale of trademarks and related notes receivable	1,172	3,030
Proceeds from sale of fixed assets	—	225
Additions to trademarks	(206)	(120)
Net cash provided by (used in) investing activities	75,471	(151,338)
Cash flows provided by (used in) financing activities:
Shares repurchased on the open market	—	(12,391)
Proceeds from Variable Funding Notes	—	100,000
Prepaid financing costs	(35,754)	—
Proceeds from long term debt	300,000	—
Payment of long-term debt	(209,428)	(45,843)
Acquisition of interest in Scion	—	(6,000)
Repurchase of convertible notes	(178,973)	—
Payment to Purim	(2,000)	(2,000)
Proceeds from sale of trademarks and related notes receivable from consolidated JVs	4,965	14,813
Distributions to non-controlling interests	(13,913)	(15,738)
Tax benefit from share-based payment arrangements	—	98
Tax benefit related to amortization of convertible notes' discount	222	—
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(563)	(15,515)
Restricted cash	(68,262)	7,648
Net cash provided by (used in) financing activities	(203,706)	25,072
Effect of exchange rate changes on cash	1,433	(67)
Net increase (decrease) in cash and cash equivalents	(47,874)	8,681
Cash and cash equivalents, beginning of period	169,971	128,039
Cash and cash equivalents, end of period	$122,097	$136,720

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2016	2015
Cash paid during the period:
Income taxes (net of refunds received)	$6,842	$(7,819)
Interest	$51,414	$35,623
Non-cash investing and financing activities:
Issuance of shares in connection with repurchase of convertible notes	$51,325	$—
Issuance of shares in connection with purchase of Iconix China	$—	$15,703
Distribution to joint venture included in accounts payable	$—	$4,829
Note receivable in connection with Strawberry Shortcake acquisition	$—	$9,470

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and the nine months (“Current Nine Months”) ended September 30, 2016 are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

During the Current Nine Months, the Company adopted five new accounting pronouncements.  Refer to Note 16 for further details.

Certain reclassifications, which were immaterial, have been made to conform prior year data to the current presentation.

Revised Financial Statements

During the Current Quarter, the Company noted that the redeemable non-controlling interest attributable to a put option held by one of the Company’s consolidated joint venture partners had not been properly eliminated during December 2015 at the time the Company purchased certain assets underlying such put option.  A balance sheet reclassification adjustment of $21.3 million was recorded in the consolidated balance sheet as of December 31, 2015 to reduce redeemable non-controlling interest and increase non-controlling interest.  This adjustment has also been reflected in the December 31, 2015 balances within the consolidated statement of stockholders’ equity.

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

SEC Comment Letter Process

As disclosed in our Form 10-K for the year ended December 31, 2015, the Company has been engaged in a comment letter process with the Staff of the U.S. Securities and Exchange Commission.  On November 4, 2016, the Company received a letter from the Staff of the U.S. Securities and Exchange Commission – Division of Corporate Finance, formally communicating that the Staff has completed its ongoing review of the Company’s Forms 10-K for the years ended December 31, 2013 through 2015.

2. Goodwill and Trademarks and Other Intangibles, net

Goodwill

There were no changes in goodwill during the Current Nine Months.  The annual evaluation of the Company’s goodwill, by segment, is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.  In connection with the preparation of the Company’s consolidated financial statements for the fourth quarter of fiscal year 2015, the Company recorded a non-cash goodwill impairment charge of $35.1 million in its men’s segment.  No goodwill impairment was recognized for the other segments of the Company during the fourth quarter of fiscal 2015.  There was no impairment of the Company’s goodwill during the Current Quarter, Current Nine Months or for the three months (the “Prior Year Quarter”) or nine months (the “Prior Year Nine Months”) ended September 30, 2015.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		September 30, 2016		December 31, 2015
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks and copyrights	Indefinite	$1,698,362	$—	$1,691,411	$—
Definite-lived trademarks	10-15	9,843	8,823	14,626	12,082
Non-compete agreements	2-15	940	862	940	686
Licensing contracts	1-9	4,863	3,485	4,844	2,529
		$1,714,008	$13,170	$1,711,821	$15,297
Trademarks and other intangibles, net			$1,700,838		$1,696,524

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

In connection with the preparation of the Company’s financial statements for the fourth quarter of fiscal year 2015 and in accordance with ASC 350, the Company recorded non-cash impairment charges for indefinite-lived intangible assets (consisting of trademarks) of $362 million and $40 million in the men’s segment and home segment, respectively.  There was no impairment of the indefinite-lived trademarks during the Current Quarter, Current Nine Months, Prior Year Quarter or Prior Year Nine Months.  Further, in accordance with ASC 360, there were no impairment charges to the Company’s definite-lived trademarks during the Current Nine Months or Prior Year Nine Months.

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

Amortization expense for intangible assets for the Current Quarter was less than $0.1 million as compared to amortization expense for intangible assets of $0.7 million for the Prior Year Quarter.  Amortization expense for intangible assets for the Current Nine Months and Prior Year Nine Months was $1.3 million and $2.4 million, respectively.

3. Acquisitions, Joint Ventures and Investments

Acquisitions

The following recent acquisitions are wholly owned subsidiaries of the Company:

Entity Name	Date of Original Formation / Investment
Iconix China Holdings Limited(1)(2)	September 2008
Shortcake IP Holdings, LLC	March 2015
Scion, LLC(2)	March 2009

(1)

Through our ownership of Iconix China Holdings Limited, we have equity interests in certain private companies.  See the “Investments - Equity Method Investments” section below for further details of these investments.  Additionally, as part of the Iconix China Holdings Limited acquisition, the Company acquired other assets which consist primarily of securities of a company publicly traded on the Hong Kong Stock Exchange.  These assets are being accounted for as available-for-sale securities.  As such, any increase or decrease in fair value is recorded within accumulated other comprehensive income and is not included on the Company’s consolidated statement of operations.  Refer to Note 5 for further details on these securities.

(2)	During the year ended December 31, 2015, the Company purchased the remaining 50% interest in the entity, effectively increasing the Company’s ownership interest to 100%.

Joint Ventures

As of September 30, 2016, the following joint ventures are consolidated with the Company:

Entity Name	Date of Original Formation / Investment	Iconix's Ownership % as of September 30, 2016	Joint Venture Partner	Put / Call Options, as applicable(2)
Umbro China Limited(4)	July 2016	95%	Hong Kong MH Umbro International Co. Ltd.	Call Options
US Pony Holdings, LLC	February 2015	75%	Anthony L&S Athletics, LLC	—
Iconix MENA Ltd.(1)	December 2014	50%	Global Brands Group	Put / Call Options
LC Partners US, LLC(1)	March 2014	50%	Rise Partners, LLC	Put Option
Iconix Israel, LLC(1)(3)	November 2013	50%	MGS	Call Option(3)
Iconix SE Asia, Ltd.(1)	October 2013	50%	Global Brands Group	Put / Call Options
Iconix Canada joint venture(1)	June 2013	50%	Buffalo International	Call Options
Iconix Europe LLC(1)	December 2009	51%	Global Brands Group	Put / Call Options
Hydraulic IP Holdings LLC(1)	December 2014	51%	Top On International	—
NGX, LLC(1)	October 2014	51%	NGO, LLC	—
Diamond Icon(1)	March 2013	51%	Albion Agencies Ltd.
Buffalo brand joint venture(1)	February 2013	51%	Buffalo International	—
Icon Modern Amusement, LLC(1)	December 2012	51%	Dirty Bird Productions	—
Peanuts Holdings, LLC	June 2010	80%	Beagle Scouts LLC	—
Hardy Way, LLC	May 2009	85%	Donald Edward Hardy	—

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

Regarding Umbro China Limited (Umbro China), pursuant to the Umbro China Shareholder Agreement, each of Hong Kong MH Umbro International Co. Limited (MHMC) and the Company holds specified call rights to purchase its partners’ interest in the joint venture as described below.

If at any time after June 2036, both Iconix and MHMC hold shares in Umbro China, either shareholder (Initiating Shareholder) may provide written notice (Call Option Notice) to the other shareholder of its election to purchase all shares held by such shareholder at the date of the Call Option Notice and at a price per share as stated in the Call Option Notice.

Within ten (10) business days after receipt of a Call Option Notice, the other shareholder may provide written notice (Purchase Option Notice) to the Initiating Shareholder of its election to purchase all shares held by the Initiating Shareholder at the price per share set forth in the Call Option Notice, at which point the Call Option Notice shall become null and ineffective as if it was not issued or served.

(3)	The call option associated with Iconix Israel expired on May 14, 2016.
(4)

In July 2016, the Company consummated an agreement with MHMC to sell up to an aggregate 50% interest in a newly registered company in Hong Kong which holds the Umbro intellectual property in respect of the Greater China territory for total cash consideration of $25.0 million.  The acquisition of such equity is expected to occur over a four-year period.  As stipulated in the agreement, on each anniversary subsequent to the close of the transaction, MHMC will pay a portion of the total cash consideration to the Company in return for a percentage of the total potential 50% equity interest.  In July 2016, the Company received $2.5 million in cash from MHMC for a 5% interest in Umbro China.  In accordance with ASC 810, the Company has recorded noncontrolling interest of $1.8 million for the sale of 5% interest in Umbro China to MHMC and the corresponding gain associated with the sale of this interest is recorded in additional paid in capital on the Company’s consolidated balance sheet as of September 30, 2016.  Pursuant to the Shareholder Agreement entered into in connection with the formation of Umbro China, each of MHMC and the Company holds specified call rights to purchase its partners’ ownership interest in the joint venture as outlined above.

As part of the formation of certain joint ventures, the Company entered into arrangements whereby the joint venture partner paid for its investment in the joint venture entity through payment of a portion of the purchase price in cash at closing and the remainder due over a pre-determined period of time.

As of September 30, 2016, the following amounts due from such joint venture partners remain recorded on the Company’s consolidated balance sheet:

Entity	Joint Venture Partner	Amount	Recorded in(1)
Iconix MENA Ltd.	Global Brands Group	$6,216	Redeemable Non-controlling interest
LC Partners US, LLC	Rise Partners	$2,000	Redeemable Non-controlling interest
Iconix Israel, LLC	MGS	$195	Non-controlling interest
Iconix SE Asia, Ltd.	Global Brands Group	$3,915	Redeemable Non-controlling interest
Iconix Canada joint venture	Buffalo International	$5,778	Non-controlling interest
Iconix India joint venture	Reliance Brands Ltd.	$971	Other Assets - Current
Buffalo brand joint venture	Buffalo International	$5,412	Other Assets - Current

(1)

In accordance with ASC 480-10-S99 for consolidated joint ventures, installment payments are netted against redeemable non-controlling interest for specified joint ventures, as the joint venture agreement has put options which are exercisable by the joint venture partner at a future date.  The Company recorded the put option at fair value at the date of inception within Redeemable Non-controlling Interest on the Company’s consolidated balance sheet.  The amount recorded at inception is accreted, over the period when the put option becomes exercisable, to what the Company would be obligated to pay to the non-controlling interest holder if the put option was exercised. In the absence of put options, the installment payments are recorded against non-controlling interest of the respective joint venture partner.  In respect of the Iconix India joint venture, the installment payment is recorded within Other Assets – Current given the Company records its investment in Iconix India as an equity method investment as noted below.  In respect of the Buffalo Brand joint venture, the note receivable due from Buffalo International is included in Other Assets – Current as the receivable has no relation to its ownership interest in the joint venture.

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

(2)

In April 2016, the Company entered into agreements with Galore Media, Inc. (Galore), a marketing company formed in FY 2015 and still in a development stage.  Under the agreements, the Company purchased 50,050 shares of Series A Preferred Stock of Galore for $0.5 million and entered into arrangements pursuant to which the Company agreed to purchase up to an aggregate $0.5 million of marketing services from Galore in FY 2016.  In connection with the marketing services arrangement, the Company received warrants that, as the Company purchases specified levels of marketing services, may be exercised for additional shares of Galore’s Series A Preferred Stock at a nominal exercise price.  The Series A Preferred Stock carries voting rights, and the holders of the Series A Preferred Stock have the collective right to appoint one of five members of the Board of Directors as long as there are at least 48,000 Series A Preferred Shares outstanding.  Given these arrangements, the Company has an investment of approximately 11% of the equity of Galore.

(3)	Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended, for material terms of the put and call options associated with the Company’s joint venture.

Additionally, through our ownership of Iconix China Holdings Limited, we have equity interests in the following private companies which are accounted for as equity method investments:

Brands Placed	Partner	Ownership by Iconix China	Value of Investment As of September 30, 2016
Candie’s	Candies Shanghai Fashion Co. Ltd.	20%	$10,641
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	2,284
Royal Velvet	Bai Shi Kou International (Qingdao) Home Products Co. Ltd.	20%	383
Material Girl	Ningo Material Girl Fashion Co. Ltd.	20%	3,193
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	10,918
			$27,419

Cost Method Investments

Entity Name	Date of Original Formation / Investment
Marcy Media Holdings, LLC(1)	July 2013
Complex Media(1)(2)	September 2013
iBrands International, LLC(1)	April 2014

(1)	As the Company does not have significant influence over the entity, its investment has been recorded under the cost method of accounting.
(2)

In July 2016, the Company received $35.3 million in connection with the sale of its interest in Complex Media.  An additional $3.7 million is being held in escrow to satisfy specified indemnification claims, with a portion of such escrow expected to be released twelve months following the closing of the transaction and the remainder expected to be released eighteen months following the closing of the transaction, subject to any such claims, at which time, the Company will record the gain within its consolidated statement of operations.  For the Current Quarter, the Company recognized a gain of $10.2 million as a result of this transaction which has been recorded in Other Income on the Company’s consolidated statement of operations.

4. Gains on Sale of Trademarks, Net

The following table details transactions comprising gains on sale of trademarks, net in the condensed consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest in BBC and Ice Cream brands(1)	$—	$—	$(593)	$—
Badgley Mischka intellectual property and related assets(2)	—	—	11,812	—
Interest in Ed Hardy China trademarks (through ownership interest in TangLi International Ltd.)(3)	—	—	(1,950)	—
London Fog Korea trademark(4)	—	—	575	—
Interest in Badgley Mischka China trademark(5)	147	—	147	—
Net gains on sale of trademarks	$147	$—	$9,991	$—

(1)	In January 2016, the Company sold its interest in the BBC and Ice Cream brands for $3.5 million in cash. The Company recognized a loss of $0.6 million as a result of this transaction.
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

(5)

In September 2016, the Company sold its interest in certain Badgley Mischka trademarks for shoes and handbags in respect of the Greater China territory for $1.2 million in cash.  The Company recognized a gain of $0.1 million as a result of this transaction.

There were no gains on sale of trademarks in the Prior Year Quarter or Prior Year Nine Months.

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

Hedge Instruments

From time to time, the Company may purchase hedge instruments to mitigate income statement risk and cash flow risk of revenue and receivables. As of September 30, 2016, the Company had no hedge instruments other than the 1.50% Convertible Note Hedges (see Note 6).

Financial Instruments

As of September 30, 2016 and December 31, 2015, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our cost method investments is not readily determinable and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these cost method investments as of September 30, 2016 or December 31, 2015. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion(1)	$1,290,064	$1,233,012	$1,449,392	$1,240,244

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

Additionally, the fair value of the available-for-sale securities acquired as part of the 2015 purchase of our joint venture partners’ interest in Iconix China (refer to Note 3 for further details) were $1.8 million and $3.9 million as of September 30, 2016 and December 31, 2015, respectively, with the change in fair value of $2.2 million recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet during the Current Nine Months.

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other” (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during the Current Nine Months and Prior Year Nine Months.

6. Debt Arrangements

The Company’s debt obligations consist of the following:

	September 30, 2016	December 31, 2015
Senior Secured Notes	$667,065	$712,907
1.50% Convertible Notes(1)	274,036	357,453
2.50% Convertible Notes(2)	—	294,048
Variable Funding Note	100,000	100,000
Senior Secured Term Loan, net of original issue discount	271,159	—
Unamortized debt issuance costs(3)	(22,196)	(15,016)
Total debt	1,290,064	1,449,392
Less current maturities	76,123	61,123
Total long-term debt	$1,213,941	$1,388,269

(1)

During the Current Nine Months, the Company repurchased a total of $104.9 million par value (of which $51.7 million and $53.2 million were purchased in June 2016 and July 2016, respectively) of the 1.50% Convertible Notes.  See below for further details.

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

The Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all of Iconix’s United States and Canadian revenue-generating assets (the “Securitized Assets”), consisting principally of its intellectual property and license agreements for the use of its intellectual property, were transferred to and are currently held by the Co-Issuers. The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiaries that own the Ecko Unltd trademarks, the Mark Ecko trademarks, the Umbro trademarks, the Lee Cooper trademarks, or the Strawberry Shortcake trademarks, (y) the Iconix subsidiaries that own assets relating to Iconix’s other brands outside of the United States and Canada or (z) the joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Artful Dodger trademarks, the Modern Amusement trademarks, the Buffalo trademarks, the Pony trademarks, the Nicholas Graham trademarks or the Hydraulic trademarks.

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

As of September 30, 2016 and December 31, 2015, the total principal balance of the Notes was $767.1 million and $812.9 million, respectively, of which $61.1 million was included in the current portion of long-term debt for each period. As of September 30, 2016 and December 31, 2015, $54.1 million and $48.7 million, respectively, is included in restricted cash on the unaudited condensed consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For each of the Current Quarter and Prior Year Quarter, cash interest expense relating to the Notes was approximately $8.3 million and $8.9 million, respectively.

For each of the Current Nine Months and Prior Year Nine Months, cash interest expense relating to the Notes was approximately $25.4 million and $26.0 million, respectively.

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

As of September 30, 2016 and December 31, 2015, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $274.0 million and $357.5 million, respectively, and is reflected on the condensed consolidated balance sheets as follows:

	September 30, 2016	December 31, 2015
Equity component carrying amount	$48,767	$49,931
Unamortized discount	21,014	42,547
Net debt carrying amount	274,036	357,453

During the Current Nine Months, the Company repurchased $104.9 million par value (of which $51.7 million and $53.2 million were purchased in June 2016 and July 2016, respectively) of the 1.50% Convertible Notes with a combination of $36.7 million in cash  (including interest and trading fees) and the issuance of approximately 7.4 million shares of the Company’s common stock.  The Company accounted for this transaction in accordance with ASC 470-20 resulting in the recognition of a $4.2 million gain and a $9.6 million gain which is included in gain on extinguishment of debt, net in the Company’s condensed consolidated statement of operations for the Current Quarter and Current Nine Months, respectively, and a reacquisition of approximately $1.2 million of the embedded conversion option recorded within additional paid in capital on the Company’s condensed consolidated balance sheet as of September 30, 2016.

For the Current Quarter and Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.4 million and $4.6 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Nine Months and Prior Year Nine Months, the Company recorded additional non-cash interest expense of approximately $11.4 million and $12.4 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Quarter and Prior Year Quarter, cash interest expense relating to the 1.50% Convertible Notes was approximately $1.1 million and $1.5 million, respectively.

For the Current Nine Months and Prior Year Nine Months, cash interest expense relating to the 1.50% Convertible Notes was approximately $4.1 million and $4.5 million, respectively.

The 1.50% Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of September 30, 2016 and December 31, 2015, the balance of deferred income tax assets related to this transaction was approximately $7.0 million and $13.0 million, respectively.

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

The Company has evaluated the impact of adopting guidance issued under ASC 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through September 30, 2016, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

In April 2016, the Company repurchased $143.9 million par value of the 2.50% Convertible Notes for $145.6 million in cash (including interest and trading fees).  The Company accounted for this transaction in accordance with ASC 470-20, resulting in the recognition of a $1.2 million loss which is included in gain on extinguishment of debt, net in the Company’s condensed consolidated statement of operations for the Current Nine Months.  The remaining outstanding balance of the 2.50% Convertible Notes, in an amount equal to $156.1 million, was repaid on June 1, 2016 (the maturity date).

Given the maturity of the 2.50% Convertible Notes on June 1, 2016, there was no non-cash interest expense recorded during the Current Quarter as compared to approximately $3.3 million of additional non-cash interest expense recorded during the Prior Year Quarter, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Nine Months and Prior Year Nine Months, the Company recorded additional non-cash interest expense of approximately $4.5 million and $9.4 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

Given the maturity of the 2.50% Convertible Notes on June 1, 2016, there was no cash interest expense recorded during the Current Quarter as compared to $1.9 million of cash interest expense recorded during the Prior Year Quarter.

For the Current Nine Months and Prior Year Nine Months, cash interest expense relating to the 2.50% Convertible Notes was approximately $3.0 million and $5.6 million, respectively.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges were designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise was greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and was recognized over the term of the 2.50% Convertible Notes. As of September 30, 2016, the balance of deferred income tax assets related to this transaction was zero.

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

IBG Borrower’s obligations under the Senior Secured Term Loan are guaranteed jointly and severally by the Company and the other Guarantors pursuant to a separate facility guaranty. IBG Borrower’s and the Guarantors’ obligations under the Senior Secured Term Loan are secured by first priority liens on and security interests in substantially all assets of IBG Borrower, the Company and the other Guarantors and a pledge of substantially all equity interests of the Company’s subsidiaries (subject to certain limits including with respect to foreign subsidiaries) owned by the Company, IBG Borrower or any other Guarantor. However, the security interests do not cover certain intellectual property and licenses associated with the exploitation of the Company’s Umbro® brand in Greater China, those owned, directly or indirectly by the Company’s subsidiary Iconix Luxembourg Holdings SÀRL or those subject to the Company’s securitization facility. In addition, the pledges exclude certain equity interests of Marcy Media Holdings, LLC and the subsidiaries of Iconix China Holdings Limited.

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

The Company recorded cash interest expense of approximately $8.7 million and $17.0 million relating to the Senior Secured Term Loan for the Current Quarter and Current Nine Months, respectively, as compared to none for the Prior Year Quarter and Prior Year Nine Months.

Debt Maturities

As of September 30, 2016, the Company’s debt maturities on a calendar year basis are as follows:

	Total	October 1 through December 31, 2016	2017	2018	2019	2020	Thereafter
Senior Secured Notes	$667,065	$15,281	$61,123	$61,123	$61,123	$61,123	$407,292
1.50% Convertible Notes(1)	$274,036	—	—	274,036	—	—	—
Variable Funding Notes	$100,000	—	—	100,000	—	—	—
Senior Secured Term Loan(2)	$271,159	3,750	15,000	15,000	15,000	15,000	207,409
Total	$1,312,260	$19,031	$76,123	$450,159	$76,123	$76,123	$614,701

(1)

Reflects the net debt carrying amount of the 1.50% Convertible Notes in the unaudited condensed consolidated balance sheet as of September 30, 2016, in accordance with accounting for convertible notes. After taking into effect the $104.9 million of repurchases of the 1.50% Convertible Notes as discussed above, the remaining principal amount owed to the holders of the 1.50% Convertible Notes is $295.1 million.

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the unaudited condensed consolidated balance sheet as of September 30, 2016. The actual principal outstanding balance of the Senior Secured Term Loan is $292.5 million as of September 30, 2016.

7. Stockholders’ Equity

Stock Repurchase Program

The following table illustrates the activity under the Company’s stock repurchase programs, in the aggregate, for the Current Nine Months, FY 2015, FY 2014, FY 2013, FY 2012 and FY 2011:

	# of shares repurchased as part of stock repurchase programs	Cost of shares repurchased (in 000’s)	Weighted Average Price
Q3 YTD 2016	—	$—	$—
FY 2015	360,000	12,391	34.42
FY 2014	4,994,578	193,434	38.73
FY 2013	15,812,566	436,419	27.60
FY 2012	7,185,257	125,341	17.44
FY 2011	1,150,000	19,138	16.64
Total, FY 2011 through September 30, 2016	29,502,401	$786,723	$26.67

As of September 30, 2016, $13.3 million and $500.0 million remained available for repurchase under the July 2013 Program and February 2014 Program, respectively, each of which is further described in Part II, Item 2 of this Form 10-Q.

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

On August 15, 2012, the Company’s stockholders approved the Company’s Amended and Restated 2009 Plan (“Amended and Restated 2009 Plan”), which, among other items and matters, increased the shares available under the 2009 Plan by an additional 4.0 million shares to a total of 7.0 million shares issuable under the Amended and Restated 2009 Plan, and extended the 2009 Plan termination date through August 15, 2022.

2015 Executive Incentive Plan

On December 4, 2015, the Company’s stockholders approved the Company’s 2015 Executive Incentive Plan (“2015 Plan”).  Under the 2015 Plan, the Company’s officers and other key employees designated by the Compensation Committee are eligible to receive awards of cash, common stock or stock units issuable under the Amended and Restated 2009 Plan, or any other combination thereof.  Awards under the 2015 Plan are based on the achievement of certain pre-determined, non-discretionary performance goals established by the Compensation Committee and are further subject, among other things, the 2015 Plan participant’s continuous employment with the Company until the applicable payment date.

Shares Reserved for Issuance

At September 30, 2016, there were no common shares available for issuance under the Amended and Restated 2009 Plan or any previous Company plan.

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

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Nine Months are as follows:

Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	50,000	$17.18
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(15,000)	22.51
Outstanding at September 30, 2016	35,000	$14.90
Exercisable at September 30, 2016	35,000	$14.90

Warrants	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2016	20,000	$6.64
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at September 30, 2016	20,000	$6.64
Exercisable at September 30, 2016	20,000	$6.64

The weighted average contractual term (in years) of options outstanding and exercisable and warrants outstanding and exercisable as of September 30, 2016 was 1.60 and 2.01, respectively.

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

The following table summarize information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2016	2,222,508	$20.06
Granted	2,123,971	5.37
Vested	(196,979)	13.55
Forfeited/Canceled	(241,712)	6.15
Non-vested, September 30, 2016	3,907,788	$13.26

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

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was approximately $1.2 million and $3.9 million, respectively.  Compensation expense related to restricted stock grants for the Current Nine Months and Prior Year Nine Months was approximately $4.7 million (including approximately $1.4 million related to retention stock discussed below) and $9.8 million, respectively.  Excluding the compensation expense related to the performance-based restricted stock awards which are tied to achievement of certain performance metrics of the Company, an additional amount of $8.8 million of expense related to time-based restricted shares is expected to be expensed evenly over a period of approximately three years.  During the Current Quarter and Prior Year Quarter, the Company repurchased shares valued at less than $0.1 million and $0.9 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.  During the Current Nine Months and Prior Year Nine Months, the Company repurchased shares valued at $0.6 million and $15.5 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.

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

Short-term Shareholder Rights Plan

On January 27, 2016, the Company announced that its Board of Directors adopted a short-term shareholder rights plan (the “Rights Plan”).  The Board of Directors adopted the Rights Plan in light of activity in the Company’s shares occurring prior to the adoption of the Rights Plan, including the accumulation of meaningful positions by holders of derivatives securities, and what the Iconix Board of Directors and management believed was a currently depressed share price for the Company’s common stock.  The Rights Plan expired following the 2016 annual meeting of shareholders.  The Rights Plan had no impact on the Company’s financial reporting for the nine months ended September 30, 2016 and will not impact any future periods.

Long-Term Incentive Compensation.

On March 31, 2016, the Company approved a new plan for long-term incentive compensation (the “2016 LTIP”) for key employees and granted equity awards under the 2016 LTIP in the aggregate amount of 707,028 shares with a then current value of approximately $6.4 million. For each grantee other than Mr. Haugh, the Company’s Chief Executive Officer, 33% of the award was in the form of restricted stock units (“RSUs”) and 67% of the award was in the form of target level performance stock units (“PSUs”).  Mr. Haugh’s award under the 2016 LTIP consisted of 25% RSUs and 75% PSUs. The RSUs for each grantee vest in three equal installments annually over a three-year period. Other than for Mr. Haugh, the PSUs cliff vest over three years based on the achievement of operating income performance targets established by the Compensation Committee.  One-third of Mr. Haugh’s PSUs shall be converted to time-based awards on December 31, 2016, December 31, 2017 and December 31, 2018, based on the achievement of operating income performance targets established by the Compensation Committee, and such time-based awards shall vest and be settled on December 31, 2018.

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, approximately 0.1 million were anti-dilutive, as compared to approximately 1.3 million shares that were anti-dilutive for the Prior Year Quarter.

For each of the Current Quarter and Prior Year Quarter, approximately 0.1 million shares of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive.

For the Current Quarter, Prior Year Quarter, Current Nine Months and Prior Year Nine Months, warrants issued in connection with the Company’s 1.50% Convertible Notes financing and 2.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Basic	55,584	48,310	51,060	48,238
Effect of exercise of stock options	3	—	3	77
Effect of assumed vesting of restricted stock	1,768	—	1,739	1,388
Effect of convertible notes subject to conversion	—	—	—	783
Diluted	57,355	48,310	52,802	50,486

In accordance with ASC 480, the Company considers its redeemable non-controlling interest in its computation of earnings per share.  For each of the Current Quarter, Prior Year Quarter, Current Nine Months and Prior Year Nine Months, adjustments to the Company’s redeemable non-controlling interest had no impact on the Company’s earnings per share calculation.

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

In December 2015, Anthony L&S, LLC, referred to as ALS, the licensee of the Pony and related trademarks, commenced an action captioned Anthony L&S, LLC v. US Pony Holdings, LLC and Iconix Brand Group, Inc., Index No. 654199/2015 in New York State Supreme Court, New York County against the Company and its subsidiary, US Pony Holdings, LLC.  In September 2016, this matter was settled without any liability to the Company.

In January 2016, ALS’s affiliate, Anthony L&S Athletics, LLC, referred to as Anthony Athletics, commenced an action captioned Anthony L&S Athletics, LLC v. US Pony Holdings, LLC and Iconix Brand Group, Inc., Case No. 11867 in the Chancery Court in the State of Delaware against the Company and Pony.  In September 2016, this matter was settled without any liability to the Company.

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

Two shareholder derivative complaints captioned James v. Cuneo et al, Docket No. 1:16-cv-02212 and Ruthazer v. Cuneo et al, Docket No. 1:16-cv-04208 have been consolidated in the United States District Court for the Southern District of New York, and two shareholder derivative complaints, respectively, New York captioned De Filippis v. Cuneo et al. Index No. 650711/2016 and Gold v. Cole et al, Index No. 53724/2016 have been consolidated in the Supreme Court of the State of New York, New York County.  The complaints name the Company as a nominal defendant and assert claims for breach of fiduciary duty, insider trading and unjust enrichment against certain of the Company's current and former directors and officers arising out of the Company's recent restatement of financial reports and certain employee departures.  An additional shareholder derivative complaint captioned Rosenfeld v. Cuneo et al., Index No. 510427/2016 is pending in the Supreme Court of the State of New York, Kings County.  The complaint names the Company as a nominal defendant and asserts similar claims against certain of the Company’s current and former directors and officers as noted in connection with the shareholder derivative complaints described above.  At this time, the Company is unable to estimate the ultimate outcome of these legal matters.

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

10. Related Party Transactions

In prior periods, the Company incurred advertising expenses with Complex Media, Inc. to promote certain of the Company’s men’s brands.  The Company owned a minority interest in Complex Media, Inc. as discussed in Note 3.  There were no advertising expenses with Complex Media, Inc. for the Current Nine Months and Prior Year Nine Months, and no related accounts payable as of September 30, 2016 as compared to $0.2 million as of December 31, 2015.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

For the Current Nine Months, the Company paid approximately $0.4 million to Galore Media, Inc. in relation to certain marketing services to promote the Company’s brands and for the rights to certain warrants of Galore Media, Inc. The Company owns a minority interest in Galore Media, Inc. as discussed in Note 3.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

During each of the Current Quarter, Current Nine Months, Prior Year Quarter and Prior Year Nine Months, the Company incurred less than $0.1 million per year in consulting fees in connection with a consulting arrangement entered into with Mark Friedman, a member of the Company’s Board of Directors, relating to the provision by Mr. Friedman of investor relations services.  Such consulting agreement was terminated on May 3, 2016.

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  For the Current Quarter, Current Nine Months, Prior Year Quarter and Prior Year Nine Months, the Company recognized the following royalty revenue amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Joint Venture Partner
Global Brands Group Asia Limited (1)	$922	$1,450	$2,640	$4,073
Buffalo International ULC	3,000	3,651	10,258	8,474
Rise Partners, LLC / Top On International Group Limited	1,150	524	1,650	4,967
M.G.S. Sports Trading Limited	152	163	449	439
Pac Brands USA, Inc.	90	81	313	392
NGO, LLC	294	202	888	605
Albion Equity Partners LLC / GL Damek	641	568	1,487	1,895
Anthony L&S	—	545	—	1,455
Roc Nation	—	100	—	300
MHMC(2)	292	—	895	—
	$6,541	$7,284	$18,580	$22,600

(1)

Global Brands Group Asia Limited also serves as agent to Peanuts Worldwide in respect of the Greater China Territory for Peanuts brands.  For the Current Quarter and Prior Year Quarter, Global Brands Group Asia Limited earned fees of approximately $1.0 million and $0.6 million, respectively, in its capacity as agent to Peanuts Worldwide.  For the Current Nine Months and Prior Year Nine Months, Global Brands Group Asia limited earned fees of approximately $2.4 million and $2.1 million, respectively, in its capacity as agent to Peanuts Worldwide.

(2)

MHMC became a related party to the Company in July 2016 upon consummation of an agreement between a Company subsidiary and MHMC to sell to MHMC up to an aggregate 50% ownership interest in Umbro China.  Refer to Note 3 for further details.

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

With the exception of the Buffalo brand joint venture and Iconix Middle East joint venture, the Company is not responsible for the income taxes related to the non-controlling interest’s share of the joint venture’s earnings.  Therefore, the tax liability associated with the non-controlling interest share of the joint venture’s earnings is not reported in the Company’s income tax expense, despite the joint venture’s entire income being consolidated in the Company’s reported income before income tax expense.  As such, the joint venture’s earnings have the effect of lowering our effective tax rate.  This effect is more pronounced in periods in which joint venture earnings are higher relative to our other earnings.  Since the Buffalo brand joint venture is a taxable entity in Canada, and the Iconix Middle East joint venture is a taxable entity in the United Kingdom, the Company is required to report its tax liability, including taxes attributable to the non-controlling interest, in its statement of operations.  All other consolidated joint ventures are partnerships and treated as pass-through entities not subject to taxation in their local tax jurisdiction, and therefore the Company includes only the tax attributable to its proportionate share of income from the joint venture in income tax expense.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state and local, and foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes.  In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions. The Company recognized interest expense related to uncertain tax positions of less than $0.1 million in the Current Quarter as compared to none during the Prior Year Quarter.  The Company recognized interest expense related to uncertain tax positions of approximately $0.3 million in the Current Nine Months as compared to none during the Prior Year Nine Months.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company’s consolidated effective tax rate was 33.4% and 117.9% for the Current Quarter and Prior Year Quarter, respectively. The Company’s consolidated effective tax rate was 32.0% and 34.1% for the Current Nine Months and Prior Year Nine Months, respectively.

During the first quarter of the year ending December 31, 2016, the Company early adopted the guidance under ASU 2015-17, on a retrospective basis, concerning simplified presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. Adoption of this guidance resulted in reclassification of our net current deferred tax assets of approximately $2.4 million to the net non-current deferred tax liability in our condensed consolidated balance sheet as of each September 30, 2016 and December 31, 2015.

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

Reportable data for the Company’s operating segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Licensing revenue:
Women's	$29,081	$33,260	$103,559	$109,391
Men's	20,155	23,347	62,486	73,328
Home	11,221	9,636	30,296	29,702
Entertainment	30,487	25,089	84,978	72,123
Corporate	—	—	—	—
	$90,944	$91,332	$281,319	$284,544
Operating income (loss):
Women's	$24,413	$24,352	$90,940	$89,475
Men's	12,779	7,771	37,758	41,892
Home	9,284	8,140	25,569	24,836
Entertainment	9,438	8,409	26,841	23,964
Corporate	(15,251)	(20,890)	(38,426)	(44,584)
	$40,663	$27,782	$142,682	$135,583
Licensing revenue by license type:
Direct-to-retail license	$34,067	$36,160	$116,918	$123,703
Wholesale licenses	43,233	42,492	122,404	125,404
Other licenses	13,644	12,680	41,997	35,437
	$90,944	$91,332	$281,319	$284,544
Licensing revenue by geographic region:
United States	$55,000	$61,182	$178,066	$190,837
Japan	14,183	7,357	34,820	23,367
Other (1)	21,761	22,793	68,433	70,340
	$90,944	$91,332	$281,319	$284,544

(1)	No single country represented 10% of the Company’s revenues within “Other” in this table for the periods presented.

13. Other Assets- Current and Long-Term

Other Assets - Current

	September 30, 2016	December 31, 2015
Other assets- current consisted of the following:
Notes receivables on sale of trademarks (1)	$5,296	$3,892
Note receivable in connection with Strawberry Shortcake acquisition (2)	2,465	5,000
Note receivable in connection with acquisition of interest in Buffalo brand (see Note 3)	5,412	6,963
Due from AG	—	3,437
Prepaid advertising	4,002	2,498
Prepaid expenses	3,332	1,501
Deferred charges	194	913
Prepaid taxes	13,300	14,941
Prepaid insurance	267	(41)
Due from related parties	3,841	3,293
Other current assets	1,580	1,719
Other current assets	$39,689	$44,116

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

Other Assets – Long Term

	September 30,	December 31,
	2016	2015
Other noncurrent assets consisted of the following:
Due from ABC	$9,620	$11,621
Notes receivable on sale of trademarks (1)	1,768	5,029
Prepaid Interest	8,172	8,560
Deposits	621	621
Other noncurrent assets	613	2,917
Other noncurrent assets	$20,794	$28,748

(1)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the condensed consolidated balance sheet.  Refer to Note 3 for further details.

14. Other Liabilities – Current

As of September 30, 2016 and December 31, 2015, other current liabilities included amounts of $2.1 million and $1.6 million, respectively, due to certain joint ventures that are not consolidated with the Company, and $2.0 million due to Purim as of December 31, 2015 related to the MG Icon acquisition which was paid in full during the Current Nine Months.  See Note 3 for further details of this transaction.

15. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company located in Luxembourg, is the Euro.  However the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and the Prior Year Quarter, the Company recorded a $0.7 million currency translation loss and a $1.1 million currency translation loss, respectively, that is included in the condensed consolidated statements of operations. Due to fluctuations in currency in the Current Nine Months and the Prior Year Nine Months, the Company recorded a $0.1 million currency translation gain and a $7.7 million currency translation gain, respectively, that is included in the condensed consolidated statements of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and the Prior Year Quarter, we recognized as a component of our comprehensive income, a foreign currency translation gain of $3.0 million and foreign currency translation gain of $4.1 million, respectively, due to changes in foreign exchange rates during the Current Quarter and the Prior Year Quarter, respectively.  During the Current Nine Months and the Prior Year Nine Months, we recognized as a component of our comprehensive income, a foreign currency translation gain of $8.0 million and foreign currency translation loss of $26.6 million, respectively, due to changes in foreign exchange rates during the Current Nine Months and the Prior Year Nine Months, respectively.  The foreign currency translation gain in the Current Nine Months and in the Prior Year Nine Months is primarily attributable to the Umbro and Lee Cooper trademarks in the Luxembourg territory.

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

In November 2015, the FASB issued ASU No. 2015-17, which eliminates the guidance in ASC Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet.  The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet.  The Company adopted ASU No. 2015-17 during the first quarter of the year ending December 31, 2016.  Accordingly, at December 31, 2015, the Company had $2.4 million in deferred tax assets, which were previously classified as a current asset on our condensed consolidated balance sheet and, under the new standard, have been classified as a reduction from net non-current deferred income tax liability consistent with the current period’s presentation.  The ASU has been applied to the Company’s financial statements retrospectively.

In April 2015, the FASB issued ASU No. 2015-03, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The Company adopted ASU No. 2015-03 during the first quarter of the year ending December 31, 2016.  Accordingly, at December 31, 2015, the Company had $15.0 million in unamortized debt issuance costs, which were previously classified as other assets on our condensed consolidated balance sheet and, under the new standard, have been classified as a deduction from debt consistent with the current period’s presentation. There has been no effect on the condensed consolidated statements of comprehensive income (loss) due to the adoption of the ASU. The ASU has been applied to the Company’s financial statements retrospectively.

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

In January 2016, FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, includes amendments on recognition, measurement, presentation, and disclosure of financial instruments.  It requires an entity to (1) measure equity investments at fair value through net income, with certain exceptions; (2) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (3) present financial assets and financial liabilities by measurement category and form of financial asset; (4) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (5) assess a valuation allowance on deferred tax assets related to unrealized losses on available-for-sale debt securities in connection with other deferred tax assets.  The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes.  The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.  The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Certain provisions of the ASU are eligible for early adoption.  The Company is currently evaluating the impact of adopting this guidance.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies how certain cash receipts and cash payments are presented in the statement of cash flows.  The amendment addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The ASU should be applied using a retrospective transition method to each period presented.  We are currently evaluating the impact of adopting this guidance.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory”, which was issued as part of the FASB’s simplification initiative and, intends to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Under this ASU, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance.  The ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  We are currently evaluating the impact of adopting this guidance.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidations (Topic 810) – Interests Held through Related Parties that are under Common Control”, which amends the consolidation guidance on how a reporting entity that is the single decision marker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.  The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  This ASU should be applied on a retrospective basis to all relevant prior periods beginning with the fiscal year in which the amendments in ASU 2015-02 were applied.  We are currently evaluating the impact of adopting this guidance.

17. Other Matters

During the Current Quarter and the Prior Year Quarter, the Company included in its selling, general and administrative expenses approximately $3.1 million and $7.1 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation, the previously disclosed class action and derivative litigations, and costs related to the transition of the Company’s management.  During the Current Nine Months and the Prior Year Nine Months, the Company included in its selling, general and administrative expenses approximately $10.4 million and $9.5 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation, the previously disclosed class action and derivative litigations, and costs related to the transition of the Company’s management.

18. Subsequent Events

In October 2016, the Company entered into an agreement with Li-Ning (China) Sports Goods Co., Ltd. (“LiNing”) to sell up to a 50% interest (and no less than a 30% interest) in Danskin China Limited (“Danskin China”), a new Hong Kong registered company, which will hold the Danskin trademarks and related intellectual property assets in respect of mainland China and Macau.  LiNing’s purchase of the equity interest in Danskin China is expected to occur over a three-year period commencing on March 31, 2019 (the “First Closing”) for cash consideration of $5.4 million.  The aggregate cash consideration paid by Li Ning for its ownership of Danskin China may, based on the percentage interest in Danskin China that LiNing elects to purchase on each anniversary of the First Closing, increase to up to $8.6 million.

On November 4, 2016, the Iconix Brand Group, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was approved by the Company’s stockholders at the 2016 Annual Meeting.  The 2016 Plan replaces and supersedes the Amended and Restated 2009 Plan discussed in Note 7.  Under the 2016 Plan, following November 4, 2016, 2.4 million shares of common stock are available for equity-based compensation awards.

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

As of September 30, 2016, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer  ® , Rampage  ® , Mudd  ® , London Fog  ® , Mossimo  ® , Ocean Pacific/OP  ® , Danskin /Danskin Now ® , Rocawear  ®  /Roc Nation  ® , Artful Dodger  ® , Cannon  ® , Royal Velvet  ® , Fieldcrest  ® , Charisma  ® , Starter  ® , Waverly  ® , Ecko Unltd  ®  /Mark Ecko Cut & Sew ® , Zoo York  ® , Sharper Image  ® , Umbro  ®  , Lee Cooper  ®  and Strawberry Shortcake  ® ; and interests in Material Girl  ® , Peanuts  ® , Ed Hardy  ® , Truth or Dare  ® , Modern Amusement  ® , Buffalo  ® , Nick Graham  ® , Hydraulic ®  and Pony ® .

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

Globally, the Company has over 50 DTR licenses and more than 1,700 total licenses.  Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and without inventory, production or distribution costs or risks, and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows.  As of October 1, 2016, the Company had over $850 million of aggregate guaranteed royalty revenue over the terms of the Company’s existing contracts excluding renewals.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Licensing revenue:
Women's	$29,081	$33,260	$103,559	$109,391
Men's	20,155	23,347	62,486	73,328
Home	11,221	9,636	30,296	29,702
Entertainment	30,487	25,089	84,978	72,123
Corporate	—	—	—	—
	$90,944	$91,332	$281,319	$284,544
Operating income (loss):
Women's	$24,413	$24,352	$90,940	$89,475
Men's	12,779	7,771	37,758	41,892
Home	9,284	8,140	25,569	24,836
Entertainment	9,438	8,409	26,841	23,964
Corporate	(15,251)	(20,890)	(38,426)	(44,584)
	$40,663	$27,782	$142,682	$135,583

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total licensing revenue for the Current Quarter was $90.9 million as compared to $91.3 million for the Prior Year Quarter. Total licensing revenue was negatively impacted primarily by approximately $1.2 million decrease due to the sale of the Badgley Mischka intellectual property and related assets and benefited from a $1.6 million favorable impact from foreign currency exchange rates primarily related to the Yen.  Excluding Badgley Mischka and the currency impact, revenue for the Current Quarter was down approximately 1% as compared to the Prior Year Quarter.  The entertainment segment increased 22% from $25.1 million in the Prior Year Quarter to $30.5 million in the Current Quarter mainly driven by a $6.5 million increase in our Peanuts Brand. The increase was a result of strength from our licensees in Japan and a favorable exchange rate related to the Yen. The women’s segment decreased 13% from $33.3 million in the Prior Year Quarter to $29.1 million in the Current Quarter mainly due to the sale of the Badgley Mischka intellectual property and related assets. Excluding Badgley Mischka, the women’s segment decreased 9%, mostly related to decreases in our Bongo and Candie’s brands. The men’s segment decreased 14% from $23.3 million in the Prior Year Quarter to $20.2 million in the Current Quarter mainly due to a decrease in royalties earned by our Umbro and Starter brands. The home segment increased 16% from $9.6 million in the Prior Year Quarter to $11.2 million in the Current Quarter mainly driven by an increase in revenue related to our Sharper Image and Waverly brands.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) was $50.6 million for the Current Quarter as compared to $62.8 million for the Prior Year Quarter, a decrease of $12.2 million or 19%. SG&A in the entertainment segment increased 26% from $16.6 million in the Prior Year Quarter to $20.9 million in the Current Quarter which was mainly due to increased agent and talent expenses as a result of higher revenues in the Current Quarter from the Peanuts brand. SG&A from the women’s segment decreased 35% from $8.0 million in the Prior Year Quarter to $5.2 million in the Current Quarter mainly due to a $1.8 million decrease in compensation costs and a $1.0 million decrease in accounts receivables reserves and write-offs. SG&A from the men’s segment decreased 47% from $15.5 million in the Prior Year Quarter to $8.2 million in the Current Quarter primarily due to an $8.5 million decrease in accounts receivables reserves and write-offs. SG&A from the home segment increased 33% from $1.5 million in the Prior Year Quarter to $2.0 million in the Current Quarter mainly due to a $0.4 million increase in advertising costs.  Corporate SG&A decreased 33% from $21.2 million in the Prior Year Quarter to $14.3 million mainly driven by a $6.4 million decrease in compensation costs which was mostly due to costs related to the transition of Iconix management.

Depreciation and Amortization. Depreciation and amortization was $0.4 million for the Current Quarter, compared to $1.1 million in the Prior Year Quarter. The decrease was mostly a result of lower amortization costs related to the Artful Dodger brand.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was a $0.1 million gain for the Current Quarter, compared to zero in the Prior Year Quarter. The increase was mainly due to a gain of $0.1 million realized on the sale of certain categories for the Badgley Mischka brand in China.

Equity Earnings on Joint Ventures. Equity Earnings on Joint Ventures was $0.6 million in income in the Current Quarter, as compared to $0.4 million in income from the Prior Year Quarter. The increase primarily came from $1.6 million increase in the MG Icon joint venture somewhat offset by a decrease of $1.2 million in our equity interests in Iconix China.

Operating Income. Total operating income for the Current Quarter increased to $40.7 million, or approximately 45% of total revenue, compared to approximately $27.8 million or approximately 30% of total revenue in the Prior Year Quarter. Operating income from the entertainment segment was $9.4 million in the Current Quarter compared to $8.4 million in the Prior Year Quarter. Operating income from the women’s segment was flat for the Current Quarter with $24.4 million and $24.4 million in the Prior Year Quarter. Operating income from the men’s operating segment was $12.8 million in the Current Quarter compared to $7.8 million in the Prior Year Quarter. Operating income from the home segment was $9.3 million in the Current Quarter compared to $8.1 million in the Prior Year Quarter. Corporate operating loss was $15.3 million in the Current Quarter compared to operating loss of $20.9 million in the Prior Year Quarter.

Other Expenses-Net. Other expenses- net were approximately $10.9 million for the Current Quarter as compared to $22.5 million for the Prior Year Quarter, a decrease of $11.5 million or 51%. The decrease was primarily related to the following: (i) a $10.2 million gain on the sale of the investment in Complex Media, (ii) a $4.2 million gain on the extinguishment of debt related to the buybacks of our 2018 convertible notes, of which there was no comparable gain in the Prior Year Quarter, (iii) a $0.3 million decrease in foreign currency translation loss and, (iv) a decrease in interest expense due to the extinguishment of our 2.50% Convertible Notes and a portion of our 1.50% Convertible Notes (see Note 6 for further details on these financings), offset by a $2.6 million increase in interest expense primarily related to interest on the $300 million Senior Secured Term Loan.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 33.4% resulting in a $9.9 million income tax expense, as compared to an effective income tax rate of 117.9% in the Prior Year Quarter which resulted in the $6.3 million income tax expense. The decrease in our effective tax rate primarily relates to a charge of approximately $3.8 million related to our preparation of our 2014 return recorded in the Prior Year Quarter and a larger portion of our income in the Current Quarter being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $19.8 million in the Current Quarter, compared to a net loss of approximately $1.0 million in the Prior Year Quarter, as a result of the factors discussed above.

Current Nine Months compared to Prior Nine Months

Licensing Revenue. Total licensing revenue for the Current Nine Months was $281.3 million, a 1% decrease as compared to $284.5 million for the Prior Year Nine Months. Total licensing revenue was negatively impacted primarily by approximately $3.6 million decrease due to the sale of the Badgley Mischka intellectual property and related assets and benefited from a $2.5 million favorable impact from foreign currency exchange rates primarily related to the Yen.  Excluding Badgley Mischka and the currency impact, revenue for the Current Nine Months was down approximately 1% as compared to the Prior Year Nine Months.  The entertainment segment increased 18% from $72.1 million in the Prior Year Nine Months to $85.0 million in the Current Nine Months mainly driven by a $13.4 million increase in our Peanuts Brand. The increase was a result of strength from our licensees in Japan, a favorable exchange rate in the Yen and strength from our home video licensee. The women’s segment decreased 5% from $109.4 million in the Prior Year Nine Months to $103.6 million in the Current Nine Months due to the sale of the Badgley Mischka intellectual property and related assets. Excluding Badgley Mischka, the women’s segment was down 2% as a result of decreases in license revenue related to the Bongo and Candie’s brands somewhat offset by gains in license revenue related to the Danskin and Buffalo brands.  The men’s segment decreased 15% from $73.3 million in the Prior Year Nine Months to $62.5 million in the Current Nine Months mainly due to a decrease in royalties earned by our Rocawear and Starter brands. The home segment increased 2% from $29.7 million in the Prior Year Nine Months to $30.3 million in the Current Nine Months mainly due to an increase in licensing revenue from our Waverly brand.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) was $149.3 million for the Current Nine Months as compared to $148.3 million for the Prior Year Nine Months, an increase of $0.9 million or 1%. SG&A in the entertainment segment increased 21% from $47.9 million in the Prior Year Nine Months to $57.7 million in the Current Nine Months which was mainly due to increased agent and talent expenses as a result of higher revenues in the Current Nine Months from the Peanuts brand. SG&A from the women’s segment decreased 29% from $20.0 million in the Prior Year Nine Months to $14.3 million in the Current Nine Months mainly due to a $3.6 million decrease in compensation costs and a $2.2 million decrease in advertising costs. SG&A from the men’s segment decreased 16% from $30.9 million in the Prior Year Nine Months to $26.0 million in the Current Nine Months primarily due to a $6.8 million decrease in accounts receivables reserves and write-offs somewhat offset by $1.0 million increase in advertising costs. SG&A from the home segment was flat at $4.9 million in the Current Nine Months and $4.9 million in the Prior Year Nine Months.  Corporate SG&A increased 4% from $44.6 million in the Prior Year Nine Months to $46.4 million in the Current Nine Months primarily due to an increase of $1.0 million in fees and costs mostly related to the matters disclosed in Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements and a $2.0 million increase in consulting fees.

Depreciation and Amortization. Depreciation and amortization was $2.5 million for the Current Nine Months, compared to $3.6 million in the Prior Year Nine Months. The decrease was mainly due to $0.7 million lower amortization costs related to the Artful Dodger brand.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was $10.0 million for the Current Nine Months, compared to zero in the Prior Year Nine Months. The increase was mainly due to an $12.0 million gain realized on the sale of the Badgley Mischka intellectual property and related assets, slightly offset by a $1.9 million loss on the sale of the Ed Hardy brand in China.

Equity Earnings on Joint Ventures. Equity Earnings on Joint Ventures was $3.1 million in income in the Current Nine Months, as compared to $3.0 million in income from the Prior Year Nine Months. The increase primarily came from a $1.9 million increase in our MG Icon joint venture offset by a decrease of (i) $1.1 million in our equity interests in Iconix China and (ii) a decrease of $0.7 million as a result of the sale of the interest in the Billionaire Boys Club and Ice Cream brand.

Operating Income. Total operating income for the Current Nine Months increased to $142.7 million, or approximately 51% of total revenue, compared to approximately $135.6 million or approximately 48% of total revenue in the Prior Year Nine Months. Operating income from the entertainment segment was $26.8 million in the Current Nine Months compared to $24.0 million in the Prior Year Nine Months. Operating income from the women’s segment was $90.9 million in the Current Nine Months compared to $89.5 million in the Prior Year Nine Months. Operating income from the men’s operating segment was $37.8 million in the Current Nine Months compared to $41.9 million in the Prior Year Nine Months. Operating income from the home segment was $25.6 million in the Current Nine Months compared to $24.8 million in the Prior Year Nine Months. Corporate operating loss was $38.4 million in the Current Nine Months compared to operating loss of $44.6 million in the Prior Year Nine Months.

Other Expenses-Net. Other expenses- net were approximately $54.5 million for the Current Nine Months as compared to other expenses, net of $3.5 million for the Prior Year Nine Months, an increase of $51.0 million. The increase in other expenses-net was primarily related to the following: (i) a $50.0 million non-cash gain in the Prior Year Nine Months related to the fair value re-measurement of our original 50% interest in Iconix China, of which there is no comparable income in the Current Nine Months, (ii) a decrease of $7.6 million in foreign currency translation gain in the Current Nine Months as compared to the Prior Year Nine Months and, (iii) a $9.5 million increase in interest expense mostly related to interest on the $300 million Senior Secured Term Loan. The increases were slightly offset by (i) a $8.5 million gain on the extinguishment of debt related to the repurchases of our 1.50% Convertible Notes and 2.50% Convertible Notes and (ii) a $10.2 million gain on the sale of the investment in Complex Media.

Provision for Income Taxes. The effective income tax rate for the Current Nine Months is approximately 32.0% resulting in a $28.2 million income tax expense, as compared to an effective income tax rate of 34.1% in the Prior Year Nine Months which resulted in the $45.1 million income tax expense. The decrease in our effective tax rate primarily relates to a charge of approximately $3.8 million related to our preparation of our 2014 return recorded in the Prior Year Quarter.

Net Income. Our net income was approximately $60.0 million in the Current Nine Months, compared to net income of approximately $87.0 million in the Prior Year Nine Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At September 30, 2016 and December 31, 2015, our cash totaled $122.1 million and $169.9 million, respectively, not including short-term restricted cash of $117.8 million and $49.5 million, respectively.  Our short term restricted cash primarily consists of collection and investment accounts related to our Senior Secured Term Loan and our Senior Secured Notes.  In addition, as of September 30, 2016, approximately $74.1 million, or 31%, of our total cash (including restricted cash) was held in foreign subsidiaries.  Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations.  Cash held in these foreign subsidiaries is otherwise considered unrestricted and available for use outside the U.S.

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

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved in any such transactions may, individually or in the aggregate, be material.  See Note 18 of Notes to the Unaudited Condensed Consolidated Financial Statements for purchases of our outstanding debt subsequent to September 30, 2016.

Changes in Working Capital

At September 30, 2016 and December 31, 2015 the working capital ratio (current assets to current liabilities) was 2.58 to 1 and 2.52 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased approximately $56.1 million, from $135.0 million in the Prior Year Nine Months to $78.9 million in the Current Nine Months. The decrease in net income, after the exclusion of non-cash items, was approximately $16.2 million.  The change in the non-cash adjustments is primarily as a result of the non-cash gain of $50.0 million related to the fair value re-measurement of our original 50% interest in Iconix China in the Prior Year Nine Months as compared to the gain on sale of trademarks of $10.0 million, the gain on sale of the interest of Complex Media of $10.2 million and the gain on the extinguishment of debt of $8.5 million in the Current Nine months of which there was no comparable amounts in the Prior Nine Months.  These non-cash adjustments are offset by cash used in working capital items of $13.6 million in the Current Nine Months as compared to cash provided by working capital items of $26.3 million in the Prior Year Nine Months.

Investing Activities

Net cash provided by investing activities increased approximately $226.8 million, from cash used in investing activities of $151.3 million in the Prior Year Nine Months to cash provided by investing activities of $75.5 million in the Current Nine Months. The increase period over period is primarily due to (i) proceeds from the sale of Complex Media for $35.3 million in cash, (ii) proceeds from sale of the Company’s interest in the BBC and Ice Cream brands for $3.5 million in cash, (iii) proceeds from sale of the Badgley Mischka intellectual property and related assets for $14.0 million in cash, (iv) proceeds from the note due from American Greetings of $3.8 million in cash and proceeds from the note due from Buffalo International of $4.1 million in cash, (v) proceeds from the sale of minority interest in the Umbro trademarks in the Greater China territory for $2.5 million in cash, and (vi) proceeds from the sale of Ed Hardy China for $11.4 million in cash versus the Prior Year Nine Months cash used for  (i) our purchase of the Strawberry Shortcake brand for $95 million in cash, (ii) our purchase of the remaining 50% interest in Iconix China for $20.4 million in cash, and (iii) our purchase of a 75% interest in the Pony brand for $37.0 million in cash.

Financing Activities

Net cash used in financing activities increased approximately $228.8 million, from cash provided by financing activities of $25.1 million in the Prior Year Nine Months to cash used in financing activities of $203.7 million in the Current Nine Months. The increase in cash used in financing activities period over period is due to the repurchase of a portion of our convertible notes for $178.9 million in cash as well as the repayment of long term debt of $209.4 million in the Current Nine Months (mainly due to the payment of the remaining outstanding principal balance on our 2.50% Convertible Notes of approximately $156.1 million) as compared to repayment of long term debt of $45.8 million in the Prior Nine Months.  This increase of cash used in financing activities is offset by the proceeds of $100.0 million from our Variable Funding Notes received in the Prior Year Nine Months as compared to the proceeds of $300.0 million from our Senior Secured Term Loan as well as cash used of $35.8 million for the prepaid financing costs associated with the Company’s new debt arrangement during the Current Nine Months.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In 2015, material weaknesses were identified in certain of the Company’s review and other controls, which have been enumerated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

Addressing the Material Weaknesses

We are in the process of improving our controls to remediate the material weaknesses that existed as of December 31, 2015.  In 2016, the current senior management team is dedicated to continuing its initiative to implement and document policies, procedures, and internal controls, for the purpose of strengthening the internal control environment.  Such actions are also being performed with Audit Committee oversight. Remediation actions include the following:

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
•

Addressed internal control weaknesses identified by the Special Committee, external auditors, and the senior management team. In certain areas, internal controls were in place but not documented. Accordingly, in the third and fourth quarters of 2015, and the nine months of 2016, the Company formally documented processes and internal controls in key financial reporting areas, including the review of license agreements, cash disbursements, account reconciliations/analysis, journal entries and review of financial statements. Where applicable, these processes and internal controls were complimented with the development and implementation of use of forms and documents.

•

A formal process for the identification of related party transactions was developed in the first and second quarter of 2016 which included a list of related parties/affiliated entities, and respective internal controls for confirming the accuracy of the list on a go-forward basis.

•

In 2015, the Company formed a “Disclosure Committee” and implemented a “sub-certification process”, the purpose of which is to review all regulatory filings to help ensure the completeness and accuracy of disclosures.

•

The Company’s current Code of Conduct was updated to be more explicit regarding the importance of business personnel communicating information to the Chief Financial Officer and the General Counsel. In addition, the Code of Conduct was updated to be more explicit requiring that all material terms and conditions of all business or financial transactions, licenses, joint ventures, agreements, commitments or other arrangements involving the Company must be in writing.

•

Established annual training for all Independent Directors, management and key non-management personnel around the Code of Conduct and other company policies. Annual certifications of compliance with the Code of Conduct and other company policies will be required.

We are in the process of remediating the above weaknesses and testing the operating effectiveness of the new and existing controls. The material weaknesses cannot be considered completely addressed until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  As a result of the foregoing, the principle executive officer and the principal financial and accounting officer concluded that as of September 30, 2016, the Company’s disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Notwithstanding the discussion above, our  principal executive officer and principal financial and accounting officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended September 30, 2016 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed above.

The foregoing has been approved by our current management team, including our current Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

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

In December 2015, Anthony L&S, LLC, referred to as ALS, the licensee of the Pony and related trademarks, commenced an action captioned Anthony L&S, LLC v. US Pony Holdings, LLC and Iconix Brand Group, Inc., Index No. 654199/2015 in New York State Supreme Court, New York County against the Company and its subsidiary, US Pony Holdings, LLC.  In September 2016, this matter was settled without any liability to the Company.

In January 2016, ALS’s affiliate, Anthony L&S Athletics, LLC, referred to as Anthony Athletics, commenced an action captioned Anthony L&S Athletics, LLC v. US Pony Holdings, LLC and Iconix Brand Group, Inc., Case No. 11867 in the Chancery Court in the State of Delaware against the Company and Pony.  In September 2016, this matter was settled without any liability to the Company.

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

Two shareholder derivative complaints captioned James v. Cuneo et al, Docket No. 1:16-cv-02212 and Ruthazer v. Cuneo et al, Docket No. 1:16-cv-04208 have been consolidated in the United States District Court for the Southern District of New York, and two shareholder derivative complaints, respectively, New York captioned De Filippis v. Cuneo et al. Index No. 650711/2016 and Gold v. Cole et al, Index No. 53724/2016 have been consolidated in the Supreme Court of the State of New York, New York County.  The complaints name the Company as a nominal defendant and assert claims for breach of fiduciary duty, insider trading and unjust enrichment against certain of the Company's current and former directors and officers arising out of the Company's recent restatement of financial reports and certain employee departures.  An additional shareholder derivative complaint captioned Rosenfeld v. Cuneo et al., Index No. 510427/2016 is pending in the Supreme Court of the State of New York, Kings County.  The complaint names the Company as a nominal defendant and asserts similar claims against certain of the Company’s current and former directors and officers as noted in connection with the shareholder derivative complaints described above.  At this time, the Company is unable to estimate the ultimate outcome of these legal matters.

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

As of September 30, 2016, our consolidated balance sheet reflects debt of approximately $1,290.1 million (which is net of $22.2 million of debt issuance costs), including secured debt of $1,038.2 million under our Senior Secured Notes, Variable Funding Notes and Senior Secured Term Loan. In accordance with ASC 470, our 1.50% Convertible Notes are included in our $1,290.1 million of consolidated debt at a net debt carrying value of $274.0 million; however, the principal amount owed to the holders of our 1.50% Convertible Notes is $295.1 million (due March 2018). In addition, in March 2016, we entered into the Credit Agreement pursuant to which the lenders thereto are providing us a Senior Secured Term Loan which is scheduled to mature in 2021, the net cash proceeds of which were used to satisfy the Company’s outstanding obligations under the 2.50% Convertible Notes. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our debt obligations:

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

In addition, as of September 30, 2016, approximately $74.1 million, or 31%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

While we believe that by virtue of the cash on our balance sheet as of September 30, 2016, the proceeds of the Senior Secured Term Loan, and the guaranteed minimum and percentage royalty payments due to us under our licenses, we will generate sufficient revenue from our licensing operations to satisfy our obligations for the foreseeable future. In the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees, such that the loss of any of such licensees or their renewal on terms less favorable than today, could slow our growth plans, decrease our revenue and impair our cash flows.

Our licenses with Wal-Mart, Target, Kohl’s and Kmart/Sears represent, each in the aggregate, our four largest direct-to-retail licensees during the Current Nine Months, representing approximately 15%, 7%, 6% and 5%, respectively, of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of September 30, 2016, goodwill represented approximately $257.1 million, or approximately 11% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,700.8 million, or approximately 69% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities in the Current Quarter except as disclosed in the Company’s Form 8-K dated June 13, 2016 relating to the Company’s repurchase of $104.9 million of principal amount of the 1.50% Convertible Notes.

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 - July 31	—	$—	—	$513,277,115
August 1 - August 31	—	$—	—	$513,277,115
September 1 - September 30	1,394	$8.48	—	$513,277,115
Total	1,394	$8.48	—	$513,277,115

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

Iconix Brand Group, Inc.
(Registrant)

Date: November 9, 2016	/s/ John N. Haugh
John N. Haugh
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2016	/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)