Form 10-K
period 2016-12-31
ICONIX BRAND GROUP, INC.
filed 2017-03-15
CIK 857737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2016 was approximately $352.3 million. As of March 6, 2017, 56,951,225 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held in 2017, and to be filed with the SEC, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

ICONIX BRAND GROUP, INC. - FORM 10-K

Unless the context requires otherwise, references in this Form 10-K to the “Company,” “Iconix,” “we,” “us,” “our,” or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

General

Iconix Brand Group is a brand management company and owner of a diversified portfolio of over 30 global consumer brands across the women’s, men’s, entertainment, home and international segments. The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

As of December 31, 2016, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer ® , Rampage  ® , Mudd  ®  , London Fog  ®  , Mossimo  ®  , Ocean Pacific/OP  ®  , Danskin/Danskin Now ®  , Rocawear  ®  /Roc Nation  ®  , Cannon  ®  , Royal Velvet  ®  , Fieldcrest  ®  , Charisma  ®  , Starter  ®  , Waverly  ®  , Ecko Unltd  ®  /Mark Ecko Cut & Sew  ®  , Zoo York  ®  , Umbro ®, Lee Cooper  ® , Strawberry Shortcake ® and Artful Dodger  ®; and interests in Material Girl  ®  , Peanuts  ®  , Ed Hardy  ®  , Truth or Dare  ®  , Modern Amusement  ®  , Buffalo ®  , Nick Graham  ®  Hydraulic  ®, and PONY ®.

The Company seeks to monetize the Intellectual Property (herein referred to as “IP”) related to its brands throughout the world and in all relevant categories by licensing directly with leading retailers (herein referred to as “direct to retail” or “DTR”), through consortia of wholesale licensees, through joint ventures in specific territories and via other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels from the mass tier (e.g. Wal-Mart) to better department stores (e.g. Macy’s) and, in the case of the Peanuts and Strawberry Shortcake brands, through various media outlets, including television, movies, digital and mobile content. The licensees are responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with marketing, advertising and promotional campaigns designed to increase brand awareness. Additionally, the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.  In the case of Peanuts and Strawberry Shortcake brands, we also provide content for licensed media categories.

Globally, the Company has over 75 direct-to-retail licenses and more than 1,450 total licenses. Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and without inventory, production or distribution costs or risks, and maintain high margins. The majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows. As of January 1, 2017, the Company had over $720 million of aggregate guaranteed royalty revenue over the terms of its existing contracts excluding renewals.

A key initiative in the Company’s global brand expansion plans has been the formation of international joint ventures. The strategy in forming international joint ventures is to partner with best-in-class, local partners to bring the Company’s brands to market more quickly and efficiently, generating greater short- and long-term value from its IP, than the Company believes is possible if it were to build-out wholly-owned operations ourselves across a multitude of regional or local offices. Since September 2008, the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel, Iconix Middle East, Umbro China and Danskin China.

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

The Company has acquired the following brands on the dates indicated:

Date acquired	Brand
October 2004	Badgley Mischka(1)
July 2005	Joe Boxer
September 2005	Rampage
April 2006	Mudd
August 2006	London Fog
October 2006	Mossimo
November 2006	Ocean Pacific/ OP
March 2007	Danskin/ Danskin Now
March 2007	Rocawear/ Roc Nation
October 2007	Official-Pillowtex brands (Cannon, Royal Velvet, Fieldcrest and Charisma)
December 2007	Starter
October 2008	Waverly
October 2009, July 2011	Zoo York(2)
October 2011	Sharper Image(3)
November 2012	Umbro
February 2013	Lee Cooper(4)
October 2009, May 2013	Ecko Unltd/ Marc Ecko Cut & Sew(5)
March 2015	Strawberry Shortcake

[1]	In February 2016, the Company sold the rights to the Badgley Mischka intellectual property to Titan Industries, Inc. Refer to Note 4 in Notes to Consolidated Financial Statements for further details.
[2]

In July 2011, the Company, through its wholly-owned subsidiary ZY Holdings, purchased the Zoo York brand and related assets from its IPH Unltd joint venture, increasing the Company’s effective ownership in the Zoo York brand from 51% to 100%.

[3]	The Company sold its rights to the Sharper Image intellectual property and related assets in December 2016. Refer to Note 4 in Notes to the Consolidated Financial Statements for further details.
[4]

In December 2016, the Company repurchased the remaining 50% ownership interest in the joint venture that held domestic assets relating to the Lee Cooper brand, LC Partners US, LLC, from its joint venture partner, increasing the Company’s ownership interest in LC Partners US to 100%.  Refer to Note 3 in Notes to Consolidated Financial Statements for further details.

[5]

In May 2013, the Company purchased the remaining 49% of the equity interest in IPH Unltd from its minority partner, increasing the Company’s effective ownership of the Ecko portfolio of brands from 51% to 100%.

In addition to the acquisitions above, the Company has acquired ownership interests in the following brands through its investments in joint ventures as of December 31, 2016:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix’s Interest
November 2007	Artful Dodger	Scion(2)	100%
May 2009, April 2011	Ed Hardy(1)	Hardy Way	85%
March 2010	Material Girl and Truth or Dare	MG Icon	50%
June 2010	Peanuts	Peanuts Holdings	80%
December 2012	Modern Amusement	Icon Modern Amusement	51%
February 2013	Buffalo	Alberta ULC	51%
October 2014	Nick Graham	NGX	51%
December 2014	Hydraulic	Hydraulic IP Holdings	51%
February 2015	PONY	US Pony Holdings	75%

(1)	In April 2011, the Company acquired an additional interest in Hardy Way LLC, increasing its effective ownership of the brand from 50% to 85%.
(2)

In July 2015, the Company acquired the remaining 50% interest in Scion, increasing its effective ownership of the brand from 50% to 100%.  Refer to Note 3 in Notes to Consolidated Financial Statements for further details.

As of December 31, 2016, the Company was party to the following joint ventures to develop and market its brands in specific international markets, herein collectively referred to as the Company’s “International Joint Ventures”:

Date Created	Investment /Joint Venture	Iconix’s Interest
September 2008	Iconix China(1)	100%
December 2008	Iconix Latin America(2)	100%
December 2009	Iconix Europe(3)	51%
May 2012	Iconix India	50%
June 2013	Iconix Canada	50%
September 2013	Iconix Australia	50%
October 2013	Iconix Southeast Asia	50%
December 2013	Iconix Israel	50%
December 2014	Iconix Middle East(4)	55%
July 2016	Umbro China Limited(5)	95%
October 2016	Danskin China Limited(6)	100%

(1)	In March 2015, the Company purchased 50% of the outstanding equity interests in Iconix China from its partner, increasing the Company’s ownership from 50% to 100%.
(2)	In February 2014, the Company purchased 50% of the outstanding equity interests in Iconix Latin America from its partner, increasing the Company’s ownership from 50% to 100%.
(3)

In January 2014, the Company purchased an additional 1% of the equity interests in Iconix Europe from its partner, increasing the Company’s ownership from 50% to 51% and acquiring additional rights resulting in effective control.

(4)

In December 2016, the Company irrevocably exercised its call option to acquire an additional 5% of the equity interests in Iconix Middle East from its partner, in order to increase the Company’s ownership from 50% to 55%.  Such acquisition closed in February 2017.

(5)

In July 2016, the Company sold a 5% interest in a newly formed entity, Umbro China Limited, to MH Umbro International Co. Limited.  Refer to Note 3 in Notes to Consolidated Financial Statements for further details.

(6)

In October 2016, the Company entered into an agreement with Li-Ning (China) Sports Goods Co., Ltd. (“LiNing”) to sell up to a 50% interest (and no less than 30% interest) in its wholly-owned indirect subsidiary, Danskin China Limited (“Danskin China”), a new Hong Kong registered company which holds the intellectual property and related assets in respect of the Danskin brand in mainland China and Macau.  Refer to Note 3 in Notes to Consolidated Financial Statements for further details.

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

The Company’s brands

The Company owns a diversified portfolio of over 30 iconic brands across the Company’s five operating segments: women’s, men’s, home, entertainment and international. The Company’s objective is to grow its existing portfolio organically, both domestically and internationally, and acquire new brands, both of which leverage its brand management expertise, platform and infrastructure, and where third parties offer similar leverage of their relationships and infrastructures, enter into joint ventures or other partnerships. To achieve this objective, the Company intends to:

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

Women’s

Brands Wholly-Owned by Iconix:

Candie’s. Candie’s is known as a junior lifestyle brand, with products in the footwear, apparel and accessories categories, and the brand has achieved high recognition for its flirty and fun image and affiliations with celebrity spokespeople. Candie’s was established as a brand in 1977 and is Iconix’s longest held trademark. The primary licensee for Candie’s is Kohl’s Department Stores, Inc., herein referred to as Kohl’s, which commenced the roll out of the brand in July 2005 in all of its stores in the United States with a multi-category line of Candie’s lifestyle products, including sportswear, denim, footwear, handbags and intimate apparel. Additionally, the brand has signed three new wholesale license agreements to launch in channels outside of Kohl’s in the following categories:  Kids, Kids Underwear and Sleepwear and Home.  Candie’s award-winning advertising is known for its sexy but playful concepts. Over the years the brand has created omni-channel marketing campaigns leveraging its talent of “It” girls including Britney Spears, Fergie, Destiny’s Child, Lea Michele, Vanessa Hudgens, Hilary Duff, Bella Thorne, Kelly Clarkson & Jenny McCarthy. In 2016, the brand introduced Sarah Hyland as the first ever Creative Director. In addition to starring in each campaign, Sarah will be influencing the development and design of each new collection.

Bongo. The Bongo brand is positioned as a California lifestyle brand, with a broad range of women’s  casual apparel and accessories, including denim, sportswear, eyewear and footwear. The brand was established in 1982. In February 2010, the Company signed an exclusive direct-to-retail license agreement with Kmart Corporation, a wholly-owned subsidiary of Sears Holding Corporation (herein referred to as Kmart/Sears), for the brand in the United States. Bongo is a highly visible brand at Sears, with strong presence across women’s apparel, accessories and footwear. In 2016, Bongo worked to increase its digital footprint by developing a social/digital campaign that reached millennial consumers via their mobile devices with focuses on Influencers and amplification through Instagram, Facebook and SnapChat.

Badgley Mischka. The Badgley Mischka brand is known for luxury couture eveningwear. The brand was established in 1988 and was acquired by the Company in October 2004. The Company sold the Badgley Mischka brand in February 2016.

Joe Boxer. Joe Boxer is a highly recognized lifestyle brand known for its irreverent and humorous image and provocative promotional events. The brand was established in 1985 and was acquired by the Company in July 2005. Since August 2001, Kmart/Sears has held the exclusive license for the brand in the United States covering apparel, fashion accessories and home products for men, women, teens and children. In 2016, Joe Boxer partnered with the Eh Bee family to develop a social media and digital focused campaign that created awareness, consideration and attracted new millennial consumers to shop Joe Boxer at Sears.

Rampage. Rampage was established in 1982 and is known as a contemporary/junior women’s sportswear brand. The brand was acquired by the Company in September 2005. Rampage products are sold through better department stores such as Macy’s and Belk Stores, with the largest retail categories being footwear, accessories, handbags, denim and outerwear. Previous campaigns have featured Petra Nemcova, Gisele Bündchen, Bar Refaeli, Irina Shayk, and most recently Olivia Culpo.

Mudd. Mudd is a highly recognizable junior lifestyle brand, particularly in the denim, footwear and accessories categories. It was established in 1995 and acquired by the Company in April 2006. In November 2008, the Company entered into a multi-year licensing agreement with Kohl’s under which Kohl’s became the exclusive retailer in the United States for apparel, footwear, fashion accessories and jewelry. The brand was launched at Kohl’s in July 2009 and is currently sold in all Kohl’s stores in numerous categories.  Mudd launched its national marketing campaign in 2015 with a mixed cast of web stars, both male and female. Focusing on a digital strategy to reach its core demographic, 2017 kicked off with a new cast of social media influencers, including Lauren Rihimaki, Jordyn Jones and Nash Grier.

London Fog. London Fog is a classic brand known worldwide for its outerwear, cold weather accessories, umbrellas, luggage and travel products. The brand was established over 80 years ago and was acquired by the Company in August 2006. The brand is sold in a variety of categories through wholesale licenses in the United States, primarily through the department store channel including Macy’s and Nordstrom’s Department Store. Further, the Company has a direct-to-retail license agreement for London Fog with Hudson’s Bay Corporation in Canada, covering outerwear, apparel, accessories and lifestyle products.  The brand relaunched in 2007, with a celebrity-fueled advertising campaign featuring Kevin Bacon, Teri Hatcher, Michael Bolton, Nicolette Sheridan and Cheryl Hines. Other celebrity campaigns include Neil Patrick Harris, David Burtka, Gisele Bündchen, Eva Longoria, Tony Parker, and Christina Hendricks. The most recent campaign, shot in the heart of Brooklyn, starred David Duchovny and Martha Hunt.

Mossimo. Mossimo is known as a contemporary, active and youthful lifestyle brand and is one of the largest apparel brands in the United States. The brand was established in 1986 and acquired by the Company in October 2006. Since 2000, Target Corporation, herein referred to as Target, has held the exclusive license in the United States, covering apparel products for men, women and children, including casual sportswear, denim, swimwear, bodywear, watches, handbags and other fashion accessories. Target sells Mossimo apparel and other products chain-wide.

Ocean Pacific/OP. Ocean Pacific and OP are global action-sports lifestyle apparel brands which trace their heritage to Ocean Pacific’s roots as a 1960’s surfboard label. The Company acquired the Ocean Pacific/OP brands in November 2006 and in 2007, the OP business in the United States was converted to a direct-to-retail license with Wal-Mart Stores, Inc. (herein referred to as Wal-Mart). In Spring 2008, OP launched exclusively in select Wal-Mart stores in the United States, and was expanded to all stores in 2009. Currently the brand is distributed by Wal-Mart as a direct-to-retail license in the United States, with products that include footwear and swim for men, women and children. In 2016, OP developed a custom social media campaign across our media partners’ most impactful channels. During the spring/summer season, OP launched a social campaign igniting a social conversation with OP’s messaging and must-have products. The campaign boasted OP as the brand to have and Wal-Mart as the destination for all of a consumer’s summer essentials.

Danskin/Danskin Now. Danskin is a 135 year-old iconic brand of women’s activewear, athleisure, legwear, dancewear, intimates, sleepwear, and fitness equipment, which the Company acquired in March 2007. Danskin has maintained a legacy of health, strength and female empowerment in its core values. Danskin has partnered with Jenna Dewan Tatum as celebrity ambassador and face of its ad campaigns through 2017. The primary license for the Danskin brand is a direct-to-retail license with Wal-Mart for Danskin Now in the United States covering a wide range of women’s and girl’s apparel, activewear, ath-leisure and footwear. In addition, the Danskin brand continues to be sold through better department, mid-tier, specialty and sporting goods stores, as well as through Danskin.com by wholesale licensees in the United States. In 2014, the brand re-launched its e-commerce site, blog, and expanded its social media efforts. Sustaining its heritage with dance, Danskin has continued its support of the New York City Ballet.  In 2016, Danskin partnered with Jenna Dewan Tatum, actress - producer - dancer and social media personality, as celebrity ambassador and face of its campaign.

Brands Held by Iconix with Joint Venture Partners:

MG Icon—Material Girl.  MG Icon, a joint venture in which the Company has a 50% interest, was formed by the Company with Madonna and Guy Oseary in March 2010 to buy, create, develop and license brands across a spectrum of consumer product categories, with Madonna serving as the creative director. Concurrent with the formation of this joint venture, MG Icon entered into a direct-to-retail license with Macy’s Retail Holdings, Inc. (herein referred to as Macy’s) for the Material Girl brand covering a wide array of consumer categories. Additionally, the brand has signed three new wholesale license agreements to launch in channels outside of Macy’s in the following categories:  kids, intimates and sleepwear, and hosiery and socks. Celebrating its sixth year, the brand has had many notable faces for its campaigns, including Rita Ora, Zendaya, Kelly Osbourne, Sofia Richie and Taylor Momsen. In 2016, the brand introduced Pia Mia as the first ever Fashion Director, who has influenced the collection, starred in the campaigns and remains actively engaged leveraging her huge social media audience.

Men’s

Brands Wholly-Owned by Iconix:

Rocawear/Roc Nation. Rocawear is a youth culture brand, established by Shawn “Jay-Z” Carter and his partners in 1999. The Company acquired the Rocawear brand in March 2007. Rocawear is currently licensed in the United States in a variety of categories, including men’s, women’s and kids’ apparel, outerwear, footwear, jewelry and handbags. Rocawear products are sold primarily through department and specialty stores nationwide. In July 2013, the Company acquired the global rights to the “Roc Nation” name, a higher-end halo brand of Rocawear, associated with the Roc Nation entertainment and talent agency currently licensed in the U.S.

Starter. Founded in 1971, Starter is one of the original brands in licensed team sports merchandise and is a highly-recognized brand of athletic apparel and footwear. The Company acquired Starter in December 2007. At the time of the acquisition, the brand was distributed in the United States primarily at Wal-Mart through a number of wholesale licensees. In July 2008, the brand was converted to a direct-to-retail license with Wal-Mart and is currently sold in all stores in the United States and Canada. The Starter brand has been worn by some of the greatest athletes in MLB, NBA, NFL and NHL and the 2015 ambassadors for the brand included Kevin Love and Eric Decker. Most recently, the Company has partnered with all the major professional sports leagues and over one hundred NCAA universities throughout the U.S. through a licensee to re-launch the iconic Starter satin jacket, sold through various specialty stores, sporting goods stores and online. In 2012, the Starter Black brand was launched.  Starter Black is a premium lifestyle brand extension that focuses on a fashion-forward collection of logo branded apparel and accessories and has quickly become a staple among celebrities, athletes and influencers.  The Starter Black brand is sold in high-end specialty and sporting goods stores (e.g. Jimmy Jazz, Lids, Dick’s Sporting Goods).

Zoo York. Zoo York is an East Coast-based action lifestyle brand, named for the graffiti-art infused counterculture of 1970’s New York City. Zoo York has licenses with wholesalers covering a variety of products, including men’s, women’s and kids’ apparel, footwear, socks and accessories. The Manhattan-based brand proudly serves up a wide range of casual utilitarian looks for men and women that fuse authentic military-influenced overtones with iconic Zoo York City imagery.  The Company acquired a 51% interest in the Zoo York brand as part of the Ecko Untld. acquisition in 2009, and the Company increased its ownership to 100% in 2011. Zoo York is currently distributed in department stores including Kohl’s, JCPenney, and Stage Stores. Celebrity spokespeople for the brand include professional skateboarders Chaz Ortiz and Brandon Wesgate. In FY 2014, with the permission of the NY Yankees, Zoo York unveiled a highly viewed video of the skate team riding in an empty Yankee Stadium.

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

Scion- Artful Dodger, Billionaire Boys Club/BBC, Ice Cream.  In November 2007, Scion, through its wholly-owned subsidiary, Artful Holdings LLC, purchased the Artful Dodger brand, a high end urban apparel brand. Also, in May 2012, Scion purchased a 50% interest in the Billionaire Boys Club (“BBC”) and Ice Cream brands. Pharrell Williams, the iconic singer-songwriter, rapper, record producer, and fashion designer is the founder and an equity partner in these brands. In July 2015, the Company acquired the remaining 50% interest in the Scion joint venture which increased the Company’s ownership interest in Scion, and as a result, Artful Dodger, to 100%.  The brands have been worn by celebrities such as Justin Bieber, Miley Cyrus, Beyoncé, Rihanna, and Jay Z. The Company sold its interest in the BBC and Ice Cream brands in January 2016.

Brands Held by Iconix with Joint Venture Partners:

Hardy Way- Ed Hardy.  In May 2009, the Company acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brand and trademarks. In April 2011, the Company made an additional investment in Hardy Way which effectively increased its ownership interest to 85%. Don Ed Hardy and his artwork date back to 1967 when he transformed the tattoo business into an artistic medium. He began licensing his name and artwork for apparel in 2003 and today the Ed Hardy brand is recognized by its tattoo inspired lifestyle products. The brand is licensed to wholesalers in the United States for men’s, women’s, and kids’ apparel, fragrance, footwear and accessories. Distribution in the United States includes a wide base of retail stores, from Target to Walgreens. Celebrities that have worn the brand include Shakira, Lil Wayne, Madonna, Dwight Howard, Jessica Alba and Eva Longoria.

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

NGX, LLC—Nick Graham.  In October 2014, the Company formed a joint venture with NGO, LLC (“Nick Graham”) in which the Company purchased a 51% interest in the Nick Graham trademarks and related assets. Founded in 2013, Nick Graham is a men’s lifestyle brand, which launched sets of dress shirts, ties and tailored apparel sold at multiple levels of retail – including Macy’s, JCPenney, Kohl’s, and Target. Nick Graham, a businessman, marketer and entrepreneur, is the founder of the Joe Boxer brand and operates the core licensee for the distribution of dress shirts and ties.

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

US Pony Holdings, LLC – Pony / Product of New York.  In February 2015, the Company through its newly-formed subsidiary, US Pony Holdings, LLC, acquired the North American rights to the Pony / Product of New York brand. These rights include the rights in the United States obtained from Pony, Inc. and Pony International, LLC (collectively, referred to as US Pony Seller), and the rights in Mexico and Canada obtained from Super Jumbo Holdings Limited (referred to as Non-US Pony seller and, together with US Pony Seller, the Pony Sellers). US Pony Holdings, LLC is owned 75% by the Company and 25% by its partner, Anthony L&S Athletics, LLC. Since acquiring the brand, the Company has entered into footwear, apparel and hosiery licensing contracts.  The brand is distributed in mid-tier department stores, specialty stores and sporting goods stores.

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

Home

Brands Wholly-Owned by Iconix:

Cannon. Cannon was established in 1887 and is one of the most recognizable brands in home textiles. It has a strong heritage and is known as the first textile brand to sew logos onto products. The Company acquired Cannon as part of the 2007 Pillowtex acquisition. At the time of the acquisition, the brand was distributed in various regional department stores. In February 2008, the Company signed a direct-to-retail license with Kmart/Sears for Cannon to be sold exclusively in the United States in multiple categories including fashion bedding, sheets, towels and bath rugs, basic bedding and kitchen textiles.

Royal Velvet. Royal Velvet is a distinctive luxury home textile brand that strives to deliver the highest quality to consumers. The Royal Velvet towel has been an industry standard since 1954. Royal Velvet products include towels, sheets, bath rugs, fashion bedding, basic bedding and window treatments.  The Company acquired Royal Velvet as part of the 2007 Pillowtex acquisition. In April 2011, the Company entered into a direct-to-retail license with JC Penney Corporation, Inc., (herein referred to as JC Penney), for the Royal Velvet brand to be sold exclusively in JC Penney stores in the United States, which commenced in February 2012.

Fieldcrest. Fieldcrest was established in 1893 and is a brand known for quality bed and bath textiles that are classic in style. The Company acquired Fieldcrest as part of the 2007 Pillowtex acquisition. Since 2005, the Fieldcrest brand has been licensed exclusively to Target in the United States. Categories include fashion bedding, bath, bath towels, rugs, basic bedding and sheets.

Charisma. Charisma home textiles were introduced in the 1970’s and are known for their quality materials and classic designs. The Company acquired Charisma as part of the 2007 Pillowtex acquisition. In February 2009, the Company signed a direct-to-retail license with Costco Wholesale Corporation, (herein referred to as Costco), for certain Charisma products to be sold in Costco stores in the United States and other countries. The brand is also licensed in the United States and Canada for distribution through better department stores such as Belk, Bed Bath & Beyond, Neiman Marcus and Horchow. Celebrity spokespeople for the brand have included Kellan Lutz, Eddie Cibrian and Scott Foley.

Waverly. Founded in 1923, Waverly is a premier home fashion and lifestyle brand and one of the most recognized names in home decor. The Company acquired Waverly in October 2008. Waverly has a direct-to-retail agreement in the United States with Wal-Mart for the Waverly Inspirations Collection covering fabrics and craft. Waverly also has wholesale licensees in the United States for products including fabric, window treatments/décor and bedding that are sold through retailers such as Jo-Ann’s, Lowe’s and Belk and other specialty retailers. Waverly also has a direct-to-retail agreement in the United States with Walgreens for the Waverly Celebrations Collection covering gifts for her.

Sharper Image. Founded in 1977, Sharper Image is a lifestyle brand with unique product assortments across a range of categories including consumer electronics, home goods, luggage, eclectic gifts and kitchen accessories. The Company acquired the Sharper Image brand in October 2011.  The Company sold the Sharper Image brand and related assets in December 2016.

Entertainment

Brand Wholly-Owned by Iconix:

Strawberry Shortcake.   In March 2015, the Company completed its acquisition of the Strawberry Shortcake brand and related assets from American Greetings Corporation and its wholly-owned subsidiary, Those Characters From Cleveland, Inc.

The iconic Strawberry Shortcake character made her debut 35 years ago and today is a global brand with a diversified network of over 350 licensees. Strawberry Shortcake has had a strong international business, with revenue outside of the U.S. representing approximately 50% of total sales. The two largest international markets include Turkey and Brazil, where the brand is highly recognized as a local brand, marketed as Moranguinho in Brazil. Its television, apps and toy businesses have also been a large part of the multi-generational appeal of the brand.  The show currently runs on Discovery Kids, Latin America’s top children’s cable channel and is a top girls’ show on Netflix.  It is also a top Girls Property in the IOS App Store, with over 86 million downloads and approximately three million daily users. Additionally, it has an active YouTube following globally and has been a top-selling girls’ toy brand marketed by Hasbro and Bandai over the years.

Brand Held by Iconix with Joint Venture Partners:

Peanuts Worldwide – Peanuts, Charlie Brown, Snoopy.  In June 2010, the Company, through its wholly-owned subsidiary Icon Entertainment LLC, acquired an 80% controlling stake in Peanuts Holdings, which, through its wholly-owned subsidiary, Peanuts Worldwide, owns and manages the Peanuts brand and characters, including Snoopy, Charlie Brown, Lucy, Linus, Peppermint Patty, Sally, Schroeder, Pig-Pen and Woodstock. The Company’s 20% partner in Peanuts Holdings is the family of Charles Schulz, the creator of the Peanuts brand and characters. Peanuts has a strong diversified global licensing platform with over 700 licensing agreements including relationships with ABC Network, Hallmark, Universal Studios Japan, Warner Bros., Uniqlo, and Zara. In October 2012, the Company entered into an agreement with Twentieth Century Fox Animation to produce The Peanuts Movie, an animated film featuring the iconic Peanuts characters, which was released November 2015 to great critical and popular acclaim in over 100 countries.  The film went on to be nominated for a Golden Globe for Best Animated Picture of the year.  In 2015, the property celebrated the 65th anniversary of the comic strip. The 50th anniversary of A Charlie Brown Christmas was celebrated with a star-studded ABC special featuring Kristen Bell as host, which won an Emmy. The film launch was supported with a commemorative stamp program with the United States Postal Service in 30,000 of its stores, and with concerts at the San Francisco Symphony and Carnegie Hall.  Peanuts, we believe, is the most engaging character brand on Facebook.  Its largest international market is Japan, where a new Snoopy Tokyo Museum opened in April 2016.  The Peanuts brand is licensed in over 100 countries.

International

Brands Wholly-Owned by Iconix:

Umbro. Founded in 1924, Umbro is a global football (soccer) brand. The brand combines British heritage with a modern football lifestyle to create iconic sports apparel and footwear with high global awareness and strong global distribution. The Company acquired the Umbro brand in November 2012. The Company and its licensees sponsor hundreds of national and league teams worldwide. Umbro products are sold globally through a strong network of licensees and partners in the United States, Canada, Australia, Africa, Asia, Europe, the Middle East, India and Latin America. In the U.S., the Company has a direct-to-retail license with Dick’s Sporting Goods.  There are also U.S. wholesale licenses for adult and youth apparel, footwear, eyewear, hosiery, underwear/lounge and team wear, with distribution in department stores and specialty stores.

Lee Cooper. Founded in 1908, Lee Cooper is an iconic British denim brand that has expanded into multiple lifestyle categories including men’s, women’s and kids’ casual wear, footwear and accessories. The Company acquired the Lee Cooper brand in February 2013. Lee Cooper has global reach through more than 40 licensees with product sold in Australia, Africa, Asia, Europe, the Middle East, India and Latin America.

Wholly-Owned Subsidiaries and Joint Ventures:

Within the international segment, the Company operates both wholly-owned subsidiaries and joint ventures in various territories.  A variety of the Company’s brands are present within these territories and generate license revenue and profitability.

Wholly-Owned Subsidiaries

Iconix China.  In September 2008, the Company and Novel Fashions Holdings Limited, (referred to as Novel), formed a joint venture, Iconix China, to develop, exploit and market the Company’s brands in the People’s Republic of China, Hong Kong, Macau and Taiwan, (herein referred to as Greater China). In the initial phase of the joint venture, Iconix China sought to maximize brand monetization through investment, whereby Iconix China received a minority equity stake in local operating companies in exchange for the rights to one or more of the Company’s brands in Greater China and brand management support. Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in Greater China and contributed $2.0 million, and Novel contributed $17 million to Iconix China.

Iconix China successfully placed several brands into joint ventures including Candie’s and Marc Ecko Cut & Sew with Shanghai La Chapelle Fashion Co. Ltd (HK 6116); London Fog with China Outfitters (HK1146); Material Girl with Ningbo Peacebird; Ed Hardy with Landmark International; and Ecko Unltd. with Xi Ha Clothing. These brands are collectively sold through more than 1,000 branded retail locations. In April 2016, the Company sold its interest in TangLi International, Ltd. (Ed Hardy China).

In March 2015, the Company purchased all equity interests in Iconix China owned by its partner, increasing the Company’s ownership of Iconix China from 50% to 100%. Subsequently, the Company has secured traditional licensing agreements for many of its brands including Umbro, Joe Boxer, Rocawear, Rampage, Danskin and Starter.

Iconix Latin America.  In December 2008, the Company formed a joint venture partnership, (“Iconix Latin America”), with New Brands, an affiliate of the Falic Group, to develop, exploit, market and license the Company’s brands in the Latin American territory comprising of Mexico, Central America, South America and the Caribbean. In February 2014, the Company purchased from New Brands its 50% interest in Iconix Latin America for $42.0 million, increasing the Company’s ownership to 100%. Today, Iconix Latin America has over fifty licenses, including key direct-to-retail relationships with Falabella, Renner, Wal-Mart and Suburbia.  Licensed brands in this territory include Candie’s, Bongo, Joe Boxer, London Fog, Mossimo, Ocean Pacific, Danskin/Danskin Now, Starter, Zoo York, Ecko Unltd., Cannon, Royal Velvet, Ed Hardy and Fieldcrest.

International Joint Ventures

The formation and administration of international joint ventures have been a central and ongoing component of our business since 2008. The Company has established and maintained the following international joint ventures: Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel, Iconix Middle East, Umbro China and Danskin China. The Company’s primary purpose in forming international joint ventures has been to bring its brands to market more quickly and efficiently, generating greater short- and long-term value from its IP than the Company believed was possible if it were to build-out wholly-owned operations on its own across a multitude of regional or local offices. This approach has enabled its brands to more rapidly increase licensing revenue, market share and profitability than what the Company believes it could have achieved on its own.

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

Iconix Europe.  In December 2009, the Company contributed substantially all rights to its wholly-owned brands in all member states and candidate states of the European Union, and certain other European countries, to Iconix Europe, a then newly formed wholly-owned subsidiary of the Company. Shortly thereafter, an investment group led by Albion Equity Partners LLC, purchased a 50% interest in Iconix Europe for $4 million through Brand Investments Vehicle Group 3 Limited (“BIV”). Also, as part of this transaction, Iconix Europe entered into a multi-year brand management and services agreement with The Licensing Company to assist in developing, exploiting, marketing and licensing the contributed brands in the European territory.

In January 2014, the Company consented to the purchase of BIV’s 50% ownership interest in Iconix Europe by Global Brands Group Asia Limited, formerly known as LF Asia Limited (“GBG”), in exchange for $1.5 million from GBG. In addition, the Company acquired an additional 1% equity interest in Iconix Europe from GBG thereby increasing the Company’s ownership in Iconix Europe to a controlling 51% interest. GBG, our joint venture partner in Iconix SE Asia, had recently acquired several licensing companies including The Licensing Company in Europe.

Iconix Europe has multiple direct-to-retail partnerships including OP with Sports Direct, Danskin with Go Sport and Danskin, Starter and London Fog with S-Group/Prisma as well as a wide range of licenses in multiple territories for key brands such as Starter, Ecko Unltd., Zoo York, Mossimo, Joe Boxer, Rocawear, Cannon, and Waverly.

Iconix India. In May 2012, the Company contributed substantially all rights to its wholly-owned and controlled brands in India to Imaginative Brand Developers Private Limited, now known as Iconix Lifestyle India Private Limited (“Iconix India”), a then newly formed subsidiary of the Company. Shortly thereafter, Reliance Brands Limited (“Reliance”), purchased a 50% interest in Iconix India for $6.0 million. Reliance is an affiliate of Reliance Industries Limited, one of India’s largest private sector enterprises.

Iconix India has signed many long-term licensing partnerships with some of the largest retailing groups in India including Future Group, Arvind and Aditya Birla Nuvo and has licensed brands such as Ecko Unltd., Candie’s, London Fog, Umbro, Ed Hardy and Cannon.

Iconix Canada.  In June 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Canada into two entities: Ico Brands L.P. (“Ico Brands”) and Iconix Canada L.P. (“Ico Canada” and together with Ico Brands, collectively “Iconix Canada”). Shortly thereafter, through their acquisitions of limited partnership and general partnership interests, Buffalo International ULC and its affiliates purchased a 50% interest in Iconix Canada for an aggregate of $17.8 million.

Buffalo International ULC is based in Montreal, Canada and its management team has extensive experience working in the apparel industry. Since founding the Buffalo brand in 1985, the management team has established over 3,000 points of distribution for the brand. In February 2013, the Company acquired a controlling interest in the Buffalo by David Bitton brand and extended that relationship through Iconix Canada.

Iconix Canada has many direct-to-retail licenses including OP, Starter and Danskin Now at Wal-Mart, and London Fog at The Bay as well as a wide range of licenses for key brands such as Ecko Unltd., Charisma, Danskin, Rampage, Rocawear, Zoo York, Umbro, Fieldcrest, Royal Velvet, Ed Hardy, and Waverly.

Iconix Australia.  In September 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Australia and New Zealand (the “Australia Territory”) to Iconix Australia, LLC (“Iconix Australia”), a then newly formed, Delaware limited liability company and a wholly-owned subsidiary of the Company, through an exclusive, royalty-free perpetual master license agreement with Iconix Australia. Shortly thereafter, Pac Brands USA, Inc. (“Pac Brands USA”) purchased a 50% interest in Iconix Australia for $7.2 million from the Company to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the Australia Territory.

Iconix Australia has licensed many brands in the territory including Cannon, Ecko Mossimo, Starter, Umbro, Zoo York, Fieldcrest, and Waverly.

Iconix Israel.  In November 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) to Iconix Israel LLC (“Iconix Israel”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.4 million to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the Israel Territory.

MGS, the largest wholesale apparel company in Israel, was established in 1986 by Gideon Moliov. MGS is one of Israel’s leading companies in sports and fashion and they are a distributor and/or licensee for Adidas, Converse, Diadora, Superga and many other brands. MGS has over 1,500 employees and operates over 70 retail stores including Mega Sport, the largest sports chain in Israel.

MGS and its affiliated companies, have licenses for Umbro, OP and Ecko Unltd., which they distribute through their vast wholesale network and through its Mega Sport stores. Iconix Israel also includes a license with Brill Fashion for Lee Cooper, operators of over 40 Lee Cooper branded retail stores.

Iconix Southeast Asia.  In October 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Indonesia, Thailand, Malaysia, Philippines, Singapore, Vietnam, Cambodia, Laos, Brunei, Myanmar and East Timor (together, the “Southeast Asia Territory”) to Lion Network Limited (“Iconix SE Asia”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix SE Asia. Shortly thereafter, GBG purchased a 50% interest in Iconix SE Asia for $10 million to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the Southeast Asia Territory.

In June 2014, the Company amended Iconix SE Asia by contributing substantially all rights to its wholly-owned and controlled brands in the territory of South Korea, and the Company’s Marc Ecko Cut & Sew, Ecko Unltd., Zoo York, Ed Hardy and Sharper Image brands in the European Union and Turkey, in each case, to Iconix SE Asia. In return, GBG agreed to pay the Company $15.9 million.

During September 2014, the Iconix SE Asia territory was further amended to include China, Macau, Hong Kong and Taiwan for the Umbro and Lee Cooper marks. In respect of its 50% interest in the joint venture, GBG agreed to pay the Company $21.5 million. In December 2015, the Company purchased GBG’s effective 50% interest in the Umbro and Lee Cooper marks in Greater China for $24.7 million. Iconix SE Asia has licensed many key brands in the Southeast Asia Territory including Candie’s, Joe Boxer, Rampage, London Fog, Cannon, Ecko Unltd., Ed Hardy, Lee Cooper, Mossimo, Rocawear, Starter, Zoo York, Umbro, Charisma, Sharper Image, Material Girl and Waverly.

Iconix Middle East and North Africa.  In December 2014, the Company contributed substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “MENA Territory”) to Iconix MENA LTD (“Iconix MENA”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix MENA. Shortly thereafter, GBG, purchased a 50% interest in Iconix MENA for $18.8 million to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the MENA Territory.  In December 2016, the Company irrevocably exercised its right to acquire an additional 5% equity interest in Iconix MENA and increase the Company’s ownership interest to 55%.  Such acquisition closed in February 2017.

Iconix Middle East has licensed many brands in the MENA Territory including Cannon, Ecko Unltd., Fieldcrest, Starter, Umbro, Zoo York, Waverly, Royal Velvet, Ed Hardy, and Charisma and a substantial direct-to-retail license with Landmark Group for Lee Cooper.

Umbro China.  In July 2016, the Company executed an agreement with MH Umbro International Co. Limited (“MHMC”) to sell up to an aggregate 50% interest in a newly registered company in Hong Kong, which holds the Umbro intellectual property in respect of the Greater China territory of which the Company received $2.5 million in cash from MHMC for a 5% interest in Umbro China.

Danskin China.  In October 2016, the Company entered into an agreement with Li-Ning to sell up to a 50% interest (and no less than a 30% interest) in Danskin China, which holds the Danskin trademarks and related assets in respect of mainland China and Macau.  LiNing’s purchase of the equity interest in Danskin China is expected to occur over a three-year period commencing on March 31, 2019.

Diamond Icon LLC.  In March 2013, the Company, via Iconix Luxembourg Holdings SARL, entered into a joint venture agreement with Albion Agencies Ltd, an English limited company, in which the Company purchased a 51% interest in Diamond Icon Ltd, also an English limited company. Diamond Icon was established to design, develop and facilitate the supply of apparel, footwear and sports equipment for the Umbro brand; a service the wholesale licensees depended on that was previously provided by the former owner, Nike. The apparel, footwear and accessories developed by Diamond Icon for Umbro are distributed by wholesale licensees of the Umbro brand around the world.

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

Complex Media Inc.

In September 2013, the Company purchased convertible preferred shares, representing on an as-converted basis as of December 31, 2014, an approximate 14.4% minority interest in Complex Media Inc. (“Complex Media”), a multi-media lifestyle company which, among other things, owns Complex magazine and its online counterpart, Complex.com.  In July 2016, the Company received $35.3 million in connection with the sale of its interest in Complex Media.  Refer to Note 3 in the Notes to Consolidated Financial Statements for further details.

Galore Media Inc.

In April 2016, the Company entered into agreements with Galore Media, Inc. (“Galore”), a marketing company formed in FY 2015 and still in a development stage.  Under the agreements, the Company purchased 50,050 shares of Series A Preferred Stock of Galore for $0.5 million and entered into arrangements pursuant to which the Company agreed to purchase up to an aggregate $0.5 million of marketing services from Galore for the year ended December 31, 2016.  In connection with the marketing services arrangement, the Company received warrants that, as the Company purchased specified levels of marketing services, became exercisable for additional shares of Galore’s Series A Preferred Stock at a nominal exercise price.  Upon closing of the investment on April 21, 2016, the Company exercised the initial warrant which resulted in the Company receiving an additional 46,067 shares of Series A Preferred Stock of Galore.  The Series A Preferred Stock carries voting rights, and the holders of the Series A Preferred Stock have the collective right to appoint one of five members of the Board of Directors of Galore as long as there are at least 48,000 Series A Preferred Shares outstanding.  Given these arrangements, the Company has an investment of approximately 11% of the equity of Galore.

Licensing Strategy

The Company’s principal business strategy is to maximize the value of its brands by entering into strategic license agreements with best-in-class licensees that are responsible for designing, manufacturing and distributing the licensed products. Through our licensing business model, we have substantially eliminated inventory risk and reduced the operating exposure associated with traditional fully vertically integrated businesses, thereby resulting in attractive cash flows and operating margins.

The Company has over 1,450 licenses and has benefited from the model’s scalability, which enables the Company to leverage its existing infrastructure to support new business and brands. A key objective of the Company is to capitalize on its brand management expertise and relationships to build and maintain a diversified portfolio of consumer brands that generate increasing revenues. Through our international partnerships, we have successfully built a vast network of licensees around the world that are growing our brands outside of the United States. The Company is also committed to continuously reinvesting in its global platform in order to provide licensees with preeminent brand management knowledge and services to allow all partners to benefit from being a part of the Iconix network.

The Company licenses its brands across a broad range of product categories, including fashion apparel, footwear, accessories, sportswear, home furnishings and décor, and beauty and fragrance, and in the case of our Peanuts and Strawberry Shortcake brands, a wide range of consumer products and entertainment and media services. The Company seeks licensees with the ability to produce and sell quality products in their licensed categories and to meet and exceed minimum sales and royalty payment thresholds.

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

The Company’s licenses typically require the licensee to pay the Company royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach certain specified targets. The Company’s licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands. As of January 1, 2017, the Company and its joint ventures had a contractual right to receive over $720 million of aggregate minimum licensing revenue through the balance of all of their current licenses, excluding any renewals.

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

The team often provides bought samples from comparison shopping that inspire key items within each collection. With respect to Alberta ULC (owner of the Buffalo brand), and MG Icon (owner of the Material Girl brand), the Company has entered into arrangements with its partners to oversee and control the creative aspects of the brands, including design and brand marketing. With respect to our Umbro brand, we have created a design entity, Diamond Icon, that designs apparel and footwear products to service the needs of our global licensee network.

Key direct-to-retail licenses

For the year ended December 31, 2016, the Company’s largest direct-to-retail licensees were with Wal-Mart for the OP, Starter, Danskin Now and Waverly Inspirations brands, Target for the Mossimo and Fieldcrest brands, Kohl’s for the Candie’s and Mudd brands and Sears/Kmart for the Joe Boxer, Bongo and Cannon brands. The relationships with these major retailers collectively represented approximately 30% of total revenue for the period.

Wal-Mart licenses

Revenue generated by the Company’s four licenses with Wal-Mart accounted for, in the aggregate, 13%, 14% and 14% of the Company’s revenue for the years ended December 31, 2016 (“FY 2016”), December 31, 2015 (“FY 2015”) and December 31, 2014 (“FY 2014”), respectively. The following is a description of these licenses:

Danskin Now. In July 2008, the Company entered into a license agreement with Wal-Mart pursuant to which Wal-Mart was granted the exclusive right to use the Danskin Now trademark in the United States and Canada in connection with the design, manufacture, promotion and sale of women’s and girl’s soft lines, including active wear, dancewear, footwear, intimate apparel, apparel accessories and fitness equipment through Wal-Mart stores and Wal-Mart.com. The current term of the license continues through December 31, 2018. The license has been renewed four prior times.

Ocean Pacific/OP. In August 2007, the Company entered into an exclusive direct-to-retail license agreement with Wal-Mart granting Wal-Mart the right to design, manufacture, sell and distribute through Wal-Mart stores and Wal-Mart.com a broad range of apparel and accessories under the Ocean Pacific/OP marks in the United States and Canada. The current term of the OP license continues through June 30, 2017. The license has been renewed three prior times. The license provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

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

Target licenses

Revenue generated by the Company’s licenses with Target accounted for, in the aggregate, 7%, 7% and 7% of the Company’s revenue for FY 2016, FY 2015 and FY 2014, respectively. The following is a description of these licenses.

Mossimo. As part of the Company’s acquisition of the Mossimo trademarks in October 2006, the Company acquired the license with Target, which was originally signed in 2000 and was subsequently amended and restated in March 2006. Pursuant to this license, as further amended, Target has the exclusive right to design, manufacture, and sell through Target stores and Target.com in the United States, its territories and possessions, a wide range of Mossimo-branded products, including men’s, women’s and kid’s apparel, footwear and fashion accessories. The current term of the license continues through January 31, 2018, subject to Target’s right to renew the license on the same terms and conditions for successive additional terms of two years each. The license also provides for guaranteed annual minimum royalties that Target is obligated to pay the Company for each contract year.

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

Kohl’s licenses

Revenue generated by the Company’s two licenses with Kohl’s accounted for, in the aggregate, 6%, 6%, and 6% of the Company’s revenue for FY 2016, FY 2015 and FY 2014, respectively. The following is a description of these licenses.

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

Kmart/Sears licenses

Revenue generated by the Company’s three licenses with Kmart/Sears, accounted for, in the aggregate, 5%, 5% and 6% of the Company’s revenue for FY 2016, FY 2015 and FY 2014, respectively. The following is a description of these licenses.

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

Lastly, in America, the Company competes for acquisitions with traditional apparel, consumer and entertainment brand companies, financial buyers and other brand management companies. Throughout the rest of the world, the Company also competes for the acquisition of global brands with strategic and financial buyers.

Intellectual Property

We believe that the Company’s worldwide IP portfolio, which includes trademarks, service marks, copyrights and other proprietary information, is our most valuable asset. As of December 31, 2016, we owned nearly 8,500 trademark and service mark registrations and applications – over 500 of which are domestic and over 7,500 of which are foreign. Trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office and in other countries throughout the world in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a variety of product categories, including footwear, apparel, fragrance, handbags, watches and various other goods and services, including in some cases, home accessories and electronics. In the case of the Peanuts and Strawberry Shortcake brands, the trademarks are registered for a wide range of consumer products and entertainment and media services, and the Company also holds copyrights in the comic strip (in the case of Peanuts) and the characters. In addition, the Company owns numerous copyrights in its iconic Waverly and Joe Boxer patterns and designs. The Company also owns over 1,600 domain names worldwide and registers key domain names containing its trademarks.

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

Employees

As of December 31, 2016, the Company had a total of 145 full-time employees. Of the 145 full-time employees, four were named executive officers of the Company. The remaining employees are senior managers, middle management, marketing and administrative personnel. Of the Company’s 145 full-time employees, 117 employees reside in the U.S., 22 reside in Europe and, six in China. None of the Company’s employees are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

Financial information about geographical areas

Revenues from external customers related to operations in the United States and foreign countries are as follows:

	FY 2016	FY 2015	FY 2014
	(000’s omitted)
Licensing revenue by geographic region:
United States	$229,643	$250,209	$264,022
Japan	45,212	34,640	31,048
Other(1)	93,606	94,348	96,420
Total	$368,461	$379,197	$391,490

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

For financial information regarding the Company’s operating segments, see our financial statements attached hereto.

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

Our revenue is almost entirely dependent on royalty payments made to us under our license agreements. Although the license agreements for our brands usually require the advance payment to us of a portion of the license fees and, in most cases, provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements, or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. There can be no assurances that we will not lose the licensees under our license agreements due to their failure to exercise the option to renew or extend the term of those agreements or the cessation of their business operations (as a result of their financial difficulties or otherwise) without equivalent options for replacement. Any of such failures could reduce the anticipated revenue stream to be generated by the license agreements. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements, or to be able to continue to import goods (including, without limitation, as a result of changes to laws or trade regulations, trade embargoes, labor strikes or unrest), could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us.  Further, the failure of our licensees and/or their third party manufacturers, which we do not control, to adhere to local laws, industry standards and practices generally accepted in the United States in areas of worker safety, worker rights of association, social compliance, and general health and welfare, could result in accidents and practices that cause disruptions or delays in production and/or substantial harm to the reputation of our brands, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.  A weak economy or softness in certain sectors including apparel, consumer products, retail and entertainment could exacerbate this risk. This, in turn, could decrease our potential revenues and cash flows.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees, such that the loss of any of such licensees or their renewal on terms less favorable than today, could slow our growth plans, decrease our revenue and impair our cash flows.

Our licenses with Wal-Mart, Target, Kohl’s and Kmart/Sears represent, each in the aggregate, our four largest direct-to-retail licensees during FY 2016, representing approximately 13%, 7%, 6% and 5%, respectively, of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

In addition, current challenges in the retail industry may result in lower sales by our licensees.  Retail store closures may also significantly reduce sales of our licensed products and licensing revenues, inhibit our ability to successfully promote our brands and have a material negative impact on our business.

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

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or policies, or interpretations thereof. In addition, our current global tax structure could be negatively impacted by various factors, including changes in the tax rates in jurisdictions in which we earn income or changes in, or in the interpretation of, tax rules and regulations in jurisdictions in which we operate. An increase in our effective tax rate could have a material adverse effect on our business, results of operations and financial position.

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

Substantially all of the products sold by our licensees are manufactured overseas and there are substantial risks associated with foreign manufacturing and importation, including changes in laws and policies relating to quotas and current and proposed international trade agreements, the payment of tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, labor unrest that could hinder or delay shipments, effects on the ability to import goods or the cost associated with such importation and international political, regulatory and economic developments. Further, our licensees may experience fluctuations in the price, availability and quality of fabrics and raw materials used by them in their manufactured or purchased finished goods. Any of these risks could increase our licensees’ operating costs. Our licensees also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by their suppliers. If these goods are destroyed or damaged during shipment, the revenue of our licensees, and thus our royalty revenue over and above the guaranteed minimums, could be reduced as a result of our licensees’ inability to deliver or their delay in delivering their products.

We participate in international joint ventures which we do not typically legally control.

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

Unless and until we repay all outstanding borrowings under our securitized debt, we will remain subject to the restrictive terms of these borrowings. The securitized debt, under which certain of our wholly-owned subsidiaries (the “ABS Co-Issuers”) issued and guaranteed the Senior Secured Notes and a revolving financing facility consisting of variable funding notes, herein referred to as Variable Funding Notes, contain a number of covenants, with the most significant financial covenant being a debt service coverage calculation. These covenants limit the ability of certain of our subsidiaries to, among other things:

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

Furthermore, if amounts owed under the securitized debt were to become accelerated because of a failure to meet the specified financial ratio or to make required payments, the holders of our Senior Secured Notes would have the right to foreclose on the Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Fieldcrest, Royal Velvet, Charisma, Starter and Waverly trademarks in the United States and Canada (with the exception of the London Fog brand for outerwear in the United States); on our joint venture interests in Hardy Way, MG Icon, ZY Holdings and Peanuts; on the equity interests in certain of our subsidiaries; and on other related assets securing the notes.

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

We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the consideration that we will be required to pay when our 1.50% Convertible Notes become due in March 2018, (“1.50% Convertible Notes”). Upon conversion of our 1.50% Convertible Notes, we will be required to pay to the holder of each such notes a cash payment equal to the par value of those convertible notes. As a result, we will be required to pay a minimum of $295.1 million in cash to holders of the 1.50% Convertible Notes upon conversion.

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

As of December 31, 2016, our consolidated balance sheet reflects debt of approximately $1,254.2 million, including secured debt of $751.8 million under our Senior Secured Notes and Variable Funding Notes. In accordance with ASC 470, our 1.50% Convertible Notes are included in our $1,254.2 million of consolidated debt at a net debt carrying value of $277.5 million; however, the principal amount owed to the holders of our 1.50% Convertible Notes is $295.1 million (due March 2018). In addition, in March 2016, we entered into the Credit Agreement pursuant to which the lenders thereto are providing us a Senior Secured Term Loan which is scheduled to mature in 2021, the net cash proceeds of which were used in June 2016 to satisfy the Company’s obligations under the 2.50% Convertible Notes. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our debt obligations:

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

In addition, as of December 31, 2016, approximately $68.5 million, or 21%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

While we believe that by virtue of the cash on our balance sheet as of December 31, 2016, and the guaranteed minimum and percentage royalty payments due to us under our licenses, we will generate sufficient revenue from our licensing operations to satisfy our obligations for the foreseeable future. In the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

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

As of December 31, 2016, goodwill represented approximately $224.3 million, or approximately 11.2% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,208.2 million, or approximately 60.2% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

Based on the results of the Company’s annual impairment testing during the fourth quarter for the year ended December 31, 2016, the Company has determined that certain intangible assets across all operating segments are impaired.

There can be no assurance that any future downturn in the business of any of the Company’s operating segments will not result in a further write-down of goodwill or trademarks, which would either decrease the Company’s net income or increase the Company’s net loss, which may or may not have a material impact to the Company’s consolidated statement of operations.

A depressed market capitalization may result in impairment charges in the future.

In the fourth quarter of fiscal 2016, the Company recognized a non-cash impairment charge, related to the write-off of certain of our trademarks and goodwill, in the amount of approximately $443.2 million.  A significant portion of the trademark impairment was indirectly driven by the Company’s continuing decreased market capitalization relative to its net book value.  Though we will continue to closely monitor events and circumstances that could trigger any future impairment, factors such as uncertainty in overall market conditions or our failure to successfully execute our business strategy could have a further negative effect on the price of our common stock, leading to continued decreases in our market capitalization and further non-cash impairment charges in the future.

Changes in our business segments could cause impairment charges in the future.

Goodwill is tested for impairment at the reporting unit or segment level and is required to be tested for impairment annually, and more frequently if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or segment is less than its carrying amount.  Beginning in the fourth quarter of 2016, the Company changed its reporting segments to reflect a separate International segment as a result of the manner in which the Company manages its business.  Previously, international data was reflected in each of our Men’s, Women’s and Home segments.  In the fourth quarter of 2016, the Company recognized a non-cash impairment charge of approximately $443.2 million related to the write-off of certain of our trademarks and goodwill, which impairment charge is partly attributable to such change in segment reporting.  The change in the Company’s reporting segments necessitated its reallocation of the value of certain trademarks and goodwill across the new segments, resulting in such non-cash impairment charge.  While the Company does not anticipate any future changes in its reporting segments, we cannot ensure that future changes in the manner in which we operate our business may not necessitate a reallocation of our business segments.  We also cannot ensure that any change in the Company’s segments will not result in impairment charges, which may adversely affect our operating results and financial condition.

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

We have been named as defendants in three securities actions filed in the Southern District of New York, one common law action filed in New York State Civil Court, New York County and five shareholder derivative claims have been filed on behalf of the Company, three which were filed in New York State Supreme Court and two of which were filed in the Southern District of New York, each as described in Note 9 to our Consolidated Financial Statements contained in this Annual Report on Form 10-K. While we plan to vigorously defend the securities and common law actions and seek to dismiss the derivative claims, we may be unable to defend or settle these claims on favorable terms, and there can be no assurance that additional claims will not be made by other stockholders. The pending and any future securities claims or derivate suits could be costly and could harm our reputation and business. An adverse determination could materially and negatively affect the Company. Our insurance coverage may not be adequate or available for us to avoid or limit our exposure in the pending actions or in future claims and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. Additionally, securities and derivative claims may divert our management’s attention from other business concerns, which could seriously harm our business. Finally, the market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities and/or derivative litigation.

We were engaged in a comment letter process with the SEC Staff and undertook an internal review of our financial statements, which resulted in our Board, Audit Committee and current management restating certain of our historical financials. In addition, we have received a formal order of investigation from the SEC. Restatements of financial statements and results of the SEC’s investigation has had and could continue to have a negative effect on our business and stock price.

As previously disclosed, the Company was engaged in a comment letter process with the staff (the “Staff”) of the SEC relating to the Annual Report on Form 10-K for the year ended December 31, 2014. The Staff’s comments related to (i) the accounting treatment for the formation of the Company’s International Joint Ventures under United States Generally Accepted Accounting Principles (US GAAP) and whether such joint ventures should have been consolidated in our historical results and (ii) calculation of cost basis attributable to trademarks. As previously disclosed, on November 4, 2016, the Company received a letter from the Staff of the U.S. Securities and Exchange Commission – Division of Corporate Finance, formally communicating that the Staff has completed its ongoing review of the Company’s Forms 10-K for the years ended December 31, 2013 through 2015.

As a result of the Staff comment letter process, as previously disclosed, we have restated our historical financial statements in respect of the fiscal years ended December 31, 2013 and 2014 which addresses the following accounting matters: (i) consolidate the financial statements of the Iconix Canada, Iconix Israel, Iconix Southeast Asia, Iconix MENA and LC Partners US joint ventures with the Company’s financial statements, and eliminate the previously reported gains on sale which were recorded at the time these transactions were consummated (including subsequent June 2014 and September 2014 transactions with respect to Iconix Southeast Asia), (ii) record the recalculated cost basis of the trademarks contributed to certain joint ventures which are recorded under the equity method of accounting at the time of consummation of the transactions, (iii) record the recalculated cost basis of the Umbro brand in the territory of Korea (which closed in December 2013) and the e-commerce and U.S. catalog rights in respect of the Sharper Image brand (which closed in June 2014) to determine the amount of the gain that should have been recorded at the time of the sale, (iv) reclassify the presentation of its statement of operations to reflect gains on sales of trademarks (to joint ventures or third parties) as a separate line item above the Operating Income line, and not as revenue as historically reflected, (v) reclassify the Equity Earnings on Joint Ventures line to above the Operating Income line, from its previous location within the Other Expenses section.

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

Additionally, during the preparation of the FY 2015 financial statements, the Company restated certain of its historical financial statements due to errors in accounting related to inadequate support for revenue recognition, the classification of contractually obligated expenses as selling expenses as opposed to netting such expenses with revenue and the inadequate estimation of accruals related to retail support for certain license agreements.   Further, the Company noted there were inadequate review controls over historical complex accounting transactions. As a result, the Company recorded adjustments to (i) reduce licensing revenue and remeasurement gains associated with the review of various historical accounting transactions and (ii) record a liability for a royalty credit earned by a specific licensee in accordance with its license agreement.

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

The restatement process was resource-intensive, has involved a significant amount of attention from management, and has resulted in significant costs to the Company. Any future inquiries from the SEC or otherwise as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs. These fees and expenses, as well as the substantial time devoted by our current management to make such filings with the SEC, could have a material adverse effect on our business, profitability and financial condition.

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

Due to the delayed filing with the SEC of our Form 10-K for the year ended December 31, 2015, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.

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

We have previously identified material weaknesses in our internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be adversely affected.

As described in this Form 10-K, our report on Internal Control Over Financial Reporting as of December 31, 2016 indicates that our internal controls over financial reporting were not effective for the period ended December 31, 2016.  As previously disclosed, we and our auditors have identified material weaknesses in our internal control over financial reporting for prior periods. Following the identification of the material weaknesses for prior periods, management implemented a remediation plan as more fully described below. As of December 31, 2016, we believe that we have implemented controls sufficient to remediate the weaknesses found with respect to such prior periods. The Company intends to implement additional review procedures and adopt additional control procedures to remediate the material weaknesses identified as of December 31, 2016.  There can be no assurance that the internal controls we implement will be effective or that in the future we will not suffer from additional ineffective disclosure controls and procedures or internal controls over financial reporting, which would further impair our ability to provide reliable and timely financial reports. We have implemented, and are implementing, additional finance and accounting systems, procedures and controls to satisfy our reporting requirements, but we must implement further measures. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all.  If we are unable to provide reliable and timely financial reports in the future, our business may be further harmed.  Restated financial statements and failures in internal controls may also cause investors to lose confidence in our financial reporting process and the accuracy and completeness of our financial reports, which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

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

Certain provisions of our certificate of incorporation could have the effect of making more difficult, delaying or deterring unsolicited attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. Our certificate of incorporation currently authorizes 150,000,000 shares of common stock to be issued. Based on our outstanding capitalization at December 31, 2016, and assuming the exercise of all outstanding options and warrants and the issuance of the maximum number of shares of common stock issuable upon conversion of all of our outstanding convertible notes, there are still a substantial number of shares of common stock available for issuance by our board of directors without stockholder approval, including shares held in treasury primarily as a result of our stock repurchase plans. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue up to 5,000,000 shares of preferred stock, in one or more series, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock, none of which is outstanding.

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

Recent and ongoing developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect us or our licenses.

The United Kingdom held a referendum on June 23, 2016 in which voters approved the UK’s withdrawal from the European Union, commonly known as “Brexit.”  As a result, negotiations are expected to commence in the near future, and perhaps as soon as March 2017, to determine the terms of the United Kingdom exit from the European Union as well as its relationship with the European Union going forward.  The economic effects of Brexit have been and are expected to continue to be far-reaching, particularly once the negotiation process begins.  Although less than 10% of our licensing revenue is generated in the United Kingdom, Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets.  We currently hold equity interests in Iconix Europe, our London-based joint venture, as well as Iconix MENA LTD and Diamond Icon, LLC, our joint ventures which were established under the laws of the United Kingdom.  In addition, we have license agreements in place with licensees across many of our brands in the United Kingdom, maintain a wholly-owned subsidiary established under the laws of the United Kingdom; and have employees, offices and showroom space in the United Kingdom related to our Umbro and Lee Cooper brands.  The impact of Brexit on the foregoing aspects of our business are unknown at this time.  Brexit could have the effect of disrupting the free movement of goods, services and people between the United Kingdom and the European Union and negatively impact our business and that of our licensees.  The full effects of Brexit are uncertain and will depend on any agreements the United Kingdom may make to retain access to European Union markets.  Brexit also could lead to uncertainty with respect to the United Kingdom legal and regulatory framework and the enforcement of our legal and intellectual property rights.  In addition, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the European Union, creating greater uncertainly in the region.  Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, licensees, results of operations and financial condition could be adversely affected by Brexit is uncertain.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On November 9, 2007, we entered into a lease agreement covering approximately 30,550 square feet of office and showroom space at 1450 Broadway in New York, New York. The term of the lease runs through June 30, 2024 and provides for total aggregate annual base rental payments for such space of approximately $26.4 million (ranging from approximately $1.1 million for the first year following the rent commencement date to approximately $2.2 million, on an annualized basis, in the last year of the lease). We will also be required to pay our proportionate share of any increased taxes attributed to the premises.  Such property is utilized by each of the Company’s reporting segments other than the international segment.

We assumed obligations for approximately 4,500 square feet of office space at 261 Fifth Ave in New York, New York in connection with the Waverly acquisition, with an annual rent of approximately $0.3 million for a period ending in February 2018. This space is currently being sublet to a third party.

We lease office and showroom space in the United Kingdom, in the city of Manchester, for approximately £0.1 million per annum, pursuant to a lease that expires in January 2021.  Such property is utilized by the Company’s international segment.

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

Two shareholder derivative complaints captioned James v. Cuneo et al, Docket No. 1:16-cv-02212 and Ruthazer v. Cuneo et al, Docket No. 1:16-cv-04208 have been consolidated in the United States District Court for the Southern District of New York, and two shareholder derivative complaints captioned De Filippis v. Cuneo et al. Index No. 650711/2016 and Gold v. Cole et al, Index No. 53724/2016 have been consolidated in the Supreme Court of the State of New York, New York County.  The complaints name the Company as a nominal defendant and assert claims for breach of fiduciary duty, insider trading and unjust enrichment against certain of the Company's current and former directors and officers arising out of the Company's recent restatement of financial reports and certain employee departures.  An additional shareholder derivative complaint captioned Rosenfeld v. Cuneo et al., Index No. 510427/2016 is pending in the Supreme Court of the State of New York, Kings County.  The Company has moved to consolidate this action with the two shareholder derivative actions in the Supreme Court of the State of New York, New York County described above, and is awaiting the Court’s decision on this matter. The complaint names the Company as a nominal defendant and asserts similar claims against certain of the Company’s current and former directors and officers as noted in connection with the shareholder derivative complaints described above.  At this time, the Company is unable to estimate the ultimate outcome of these legal matters.

As previously announced, the Company has received a formal order of investigation from the SEC. The Company intends to continue to cooperate fully with the SEC.

Three securities class actions have been consolidated in the United States District Court for the Southern District of New York, under the caption In re Iconix Brand Group, Inc., et al., Docket No. 1:15-cv-4860, against the Company and certain former officers and one current officer (the “Class Action”). The plaintiffs in the Class Action purport to represent a class of purchasers of the Company’s securities from February 22, 2012 to November 5, 2015, inclusive, and claim that the Company and individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making allegedly false and misleading statements regarding certain aspects of the Company’s business operations and prospects.  The Company and the individual defendants have moved to dismiss the consolidated amended complaint and intend to vigorously defend against the claims.  At this time, the Company is unable to estimate the ultimate outcome of these legal matters.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.001 par value per share, its only class of common equity, is quoted on the NASDAQ Global Market tier of The NASDAQ Stock Market LLC, herein referred to as NASDAQ, under the symbol “ICON”. The following table sets forth the high and low sales prices per share of the Company’s common stock for the periods indicated, as reported on NASDAQ:

	High	Low
Year Ended December 31, 2016
Fourth Quarter	$10.08	$6.76
Third Quarter	9.12	6.26
Second Quarter	9.27	6.30
First Quarter	10.30	4.67
Year Ended December 31, 2015
Fourth Quarter	$16.88	$5.34
Third Quarter	26.00	11.32
Second Quarter	34.97	24.12
First Quarter	37.29	32.70

As of March 6, 2017, there were 1,219 holders of record of the Company’s common stock.

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

ISSUER PURCHASES OF EQUITY SECURITIES
2016	Total Number of Shares Purchased (*)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1—October 31	—	$—	—	$500,000,000
November 1—November 30	—	—	—	500,000,000
December 1—December 31	10,774	9.30	—	500,000,000
Total	10,774	$9.30	—	$500,000,000

(1)

On February 18, 2014, the Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock over a period ended February 18, 2017, herein referred to as the 2014 Program. The 2014 Program is in addition to prior programs. The 2014 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.

*

Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.  These amounts exclude shares subject to the clawback of performance-based shares of certain former executives.

During FY 2016, the Company did not repurchase any shares under the Company’s share repurchase plans. Shares purchased in FY 2016, FY 2015 and FY 2014 that were not part of the Company’s share repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock of employees. At December 31, 2016 and as of the date of this Annual Report on Form 10-K, $500.0 million of the Company’s common stock may yet be purchased under the Company’s February 2014 Program. The Company’s July 2013 share repurchase plan expired on July 22, 2016.

The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the annual meeting of stockholders to be held in 2017.

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

	Year Ended December 31,
	(000’s omitted)
	2016	2015	2014	2013	2012
Consolidated Income Statement Data(1)
Licensing revenue	$368,461	$379,197	$391,490	$390,574	$341,686
Selling, general and administrative expenses	206,589	204,946	181,651	163,031	129,532
Depreciation and amortization	3,461	4,720	7,135	10,130	8,312
Equity earnings on joint ventures	(3,578)	(5,330)	(11,325)	(10,211)	10,887
Gains on sale of trademarks	(38,104)	—	(6,399)	(7,354)	13,266
Goodwill impairment	18,331	35,132	—	—	—
Trademark impairment	424,890	402,392	—	—	—
Operating income, net	(243,128)	(262,663)	220,428	234,978	227,995
Other expenses—net(2)	82,873	21,611	53,318	68,091	44,389
Net income (loss)	$(249,509)	$(188,930)	$118,822	$117,292	$124,241
Net income (loss) attributable to Iconix Brand Group, Inc.	$(252,134)	$(189,303)	$103,723	$104,989	$110,140
Earnings per share:
Basic	$(4.82)	$(3.92)	$2.14	$1.87	$1.58
Diluted	$(4.82)	$(3.92)	$1.81	$1.73	$1.53
Weighted average number of common shares outstanding:
Basic	52,338	48,293	48,431	56,281	69,689
Diluted	52,338	48,293	57,366	60,734	71,957

*	The year ended December 31, 2013 will herein be referred to as FY 2013; and the year ended December 31, 2012 will herein be referred to as FY 2012.

	At December 31,
	(000’s omitted)
	2016	2015 (revised)	2014	2013	2012
Consolidated Balance Sheet Data
Cash	$149,411	$169,971	$128,039	$278,789	$238,672
Working capital	190,068	221,506	222,313	355,970	265,741
Trademarks and other intangibles, net	1,208,243	1,696,524	1,996,334	1,900,340	1,733,400
Total assets	2,005,515	2,504,601	2,773,042	2,825,161	2,453,566
Long-term debt, including current portion	1,254,160	1,449,392	1,394,077	1,427,319	911,718
Total stockholders’ equity(3)	$494,644	$716,161	$951,437	$1,060,467	$1,277,365

(1)

During FY 2016, FY 2015, FY 2014, FY 2013 and FY 2012, the Company made none, two, six (including investments in joint ventures that are consolidated in our financial statements), five (including investments in joint ventures that are consolidated in our financial statements), and two (including investments in joint ventures that are consolidated in our financial statements) acquisitions, respectively. See Note 3 for information about the Company’s acquisitions and investments through its joint ventures.

(2)

Includes the following: 1) in FY 2016, a cash gain of approximately $10.2 million related to our sale of our investment in Complex Media, a gain of approximately $7.3 million related to the recoupment and final settlement of unearned incentive compensation from the Company’s former CEO in connection with the previously announced financial restatements, a net non-cash gain of approximately $8.4 million related to our repurchase of our 1.50% Convertible Notes and 2.50% Convertible Notes, and a loss of approximately $14.2 million related to our principal prepayments made on our Senior Secured Term Loan; 2) in FY 2015, a non-cash gain of approximately $50.0 million related to our purchase of our joint venture partner’s interest in Iconix China offset by a non-cash loss of approximately $3.8 million related to our additional investment in Scion; and 3) in FY 2014, a non-cash gain of approximately $34.7 million related to our purchase of our joint venture partner’s interest in Iconix Latin America offset by a non-cash loss of approximately $5.9 million related to our purchase of our joint venture partner’s interest in Iconix Europe.

(3)

During FY 2016, the Company noted that the redeemable non-controlling interest attributable to a put option held by one of the Company’s consolidated joint venture partners had not been properly eliminated during December 2015 at the time the Company purchased certain assets underlying such put option.  A balance sheet reclassification adjustment of $21.3 million was recorded in the consolidated balance sheet as of December 31, 2015 to reduce redeemable non-controlling interest and increase non-controlling interest.  This adjustment has also been reflected in the “purchase of minority interest in consolidated joint venture” line item within in the consolidated statement of stockholders’ equity as of December 31, 2015.  Refer to Note 1 to the Notes to the Consolidated Financial Statements for further details.

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

Overview

We are a brand management company and owner of a diversified portfolio of over 30 global consumer brands across the Company’s operating segments: women’s, men’s, entertainment, home, and international. The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

As of December 31, 2016, the Company’s brand portfolio includes Candie’s ® , Bongo ® , Joe Boxer  ®  , Rampage  ®  , Mudd ®, London Fog  ®  , Mossimo  ®  , Ocean Pacific/OP  ®  , Danskin/Danskin Now  ®  , Rocawear  ®  /Roc Nation  ®  , Cannon  ®  , Royal Velvet  ®  , Fieldcrest  ®  , Charisma  ®  , Starter  ®  , Waverly  ®  , Ecko Unltd  ®  /Mark Ecko Cut & Sew  ®  , Zoo York  ® , Umbro  ®, Lee Cooper  ® , Strawberry Shortcake ®, and Artful Dodger  ® ; and interests in Material Girl  ®  , Peanuts  ®  , Ed Hardy  ®  , Truth or Dare  ® , Modern Amusement ®  , Buffalo  ®  , Nick Graham  ®  Hydraulic  ®, and PONY ® .

The Company looks to monetize the Intellectual Property (herein referred to as “IP”) related to its brands throughout the world and in all relevant categories by licensing directly with leading retailers (herein referred to as “direct to retail”), through consortia of wholesale licensees, through joint ventures in specific territories and via other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels from the mass tier (e.g. Wal-Mart) to better department stores (e.g. Macy’s) and, in the case of the Peanuts and Strawberry Shortcake brands, through various media outlets, including television, movies, digital and mobile content. The licensees are responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with advertising and promotional campaigns designed to increase brand awareness. Additionally, the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

Globally, the Company has over 75 direct-to-retail licenses and more than 1,450 total licenses. Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and without inventory, production or distribution costs or risks, and maintain high margins. The majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows. As of January 1, 2017, the Company had over $720 million of aggregate guaranteed royalty revenue over the terms of its existing contracts excluding renewals.

The Company identifies its operating segments according to how business activities are managed and evaluated. Prior to October 1, 2016, the Company had disclosed the following reportable operating segments: men’s, women’s, home, and entertainment.

Following such quarter, the Company has reviewed its business activities, how they are managed and evaluated, and determined that it would reflect five distinct reportable operating segments: men’s, women’s, home, entertainment, and international. Therefore, the Company has disclosed these reportable operating segments for the periods shown below. Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported.

The five reportable operating segments described below represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s chief operating decision maker (CODM) to evaluate performance and allocate resources.  In identifying the Company’s reportable operating segments, the Company considers its management structure and the economic characteristics, customers, sales growth potential and long-term profitability of its operating segments.  As such, the Company configured its operations into the following five reportable operating segments:

•	Men’s segment – consists of the Company’s men’s brands in the United States.
•	Women’s segment – consists of the Company’s women’s brands in the United States.
•	Home segment – consists of the Company’s home brands in the United States.
•	Entertainment segment – consists of the Company’s entertainment brands in both domestic and international markets.
•	International segment – consists of the Company’s men’s, women’s and home brands in international markets.

Corporate includes compensation, benefits and occupancy costs for corporate employees as well as other corporate-related expenses such as: audit, legal, and information technology used in managing our business.

The Company’s Chief Executive Officer has been identified as the CODM.  The Company’s measure of segment profitability is licensing revenue and operating income.  The accounting policies of the Company’s reportable operating segments are the same as those described in Note 1 – Summary of Significant Accounting Policies in Notes to the Consolidated Financial Statements.

The Company has disclosed these reportable segments for the periods shown below.

(in 000’s)	FY 2016	FY 2015	FY 2014
Licensing revenue by segment:
Men’s	$48,635	$55,208	$60,993
Women’s	106,527	118,038	120,041
Home	38,370	36,473	39,141
Entertainment	113,318	107,606	103,070
International	61,611	61,872	68,245
	$368,461	$379,197	$391,490
Operating income (loss):
Men’s	$(132,574)	$(334,164)	$29,810
Women’s	62,565	101,074	115,293
Home	(18,106)	(7,321)	32,190
Entertainment	29,152	35,583	31,524
International	(162,986)	(3,503)	43,899
Corporate	(21,179)	(54,332)	(32,288)
	$(243,128)	$(262,663)	$220,428

Highlights of FY 2016

•	Total revenue of $368.5 million, a 2% decline from prior year, excluding revenue from the Badgley Mischka brand and currency impact.
•	Divested Sharper Image and Badgley Mischka brands, consistent with new portfolio approach to brand ownership.
•

Improved financial stability: secured new term loan to satisfy 2016 convertible notes, pro-actively retired over $100 million principal amount of 2018 convertible notes, and used proceeds from sale of Sharper Image plus additional cash to pay down an incremental $112 million of debt.

•	Hired John Haugh as new President and CEO.

•	Developed long term strategic plan to drive growth through more active approach to brand management.
•	Continued to build out international footprint and opened new offices in China, Hong Kong, Brazil, Chile and Poland.

FY 2016 Compared to FY 2015

Licensing Revenue. Total licensing revenue for FY 2016 was $368.5 million, a 3% decrease, as compared to $379.2 million for FY 2015. Total licensing revenue was negatively impacted primarily by approximately $5.0 million decrease due to the sale of the Badgley Mischka intellectual property and related assets and benefited from a $3.0 million favorable impact from foreign currency exchange rates primarily related to the Yen.  Excluding Badgley Mischka and the currency impact, revenue for FY 2016 was down approximately 2% as compared to the FY 2015.  The entertainment segment increased 5% from $107.6 million in FY 2015 to $113.3 million in FY 2016 mainly driven by a $6.6 million increase in our Peanuts Brand. The increase was a result of strength from our licensees in Japan and a favorable exchange rate related to the Yen. The women’s segment decreased 10% from $118.0 million in FY 2015 to $106.5 million in FY 2016 mainly due to the sale of the Badgley Mischka intellectual property and related assets. Excluding Badgley Mischka, the women’s segment decreased 6%, mostly related to decreases in our Bongo and Candie’s brands. The men’s segment decreased 12% from $55.2 million in FY 2015 to $48.6 million in FY 2016 mainly due to a decrease in royalties earned by our Starter brand. The home segment increased 5% from $36.5 million in FY 2015 to $38.4 million in FY 2016 mainly driven by an increase in our Sharper Image and Waverly brands. The international segment decreased slightly from $61.9 million in FY 2015 to $61.6 million in FY 2016.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) was $206.6 million for FY 2016 as compared to $204.9 million for the FY 2015, an increase of $1.6 million or 1%. SG&A in the entertainment segment increased 10% from $71.6 million in FY 2015 to $78.4 million in FY 2016 which was mainly due to increased agent and talent expenses as a result of higher revenues in FY 2016 from the Peanuts brand. SG&A from the women’s segment decreased 3% from $15.1 million in FY 2015 to $14.7 million in FY 2016 mainly due to a $2.2 million decrease in compensation costs somewhat offset by a $1.6 million increase in accounts receivables reserves and write-offs. SG&A from the men’s segment decreased 35% from $26.9 million in FY 2015 to $17.4 million in FY 2016 primarily due to a $9.3 million decrease in accounts receivables reserves and write-offs. SG&A from the home segment increased 11% from $5.8 million in FY 2015 to $6.5 million in FY 2016 mainly due to a $0.6 million increase in compensation costs.  SG&A from the international segment increased 2% from $31.2 million in FY 2015 to $31.8 million in FY 2016 mainly due to $1.1 million increase in advertising costs.  Corporate SG&A increased 6% from $54.3 million in FY 2015 to $57.8 million mainly driven by an increase of $6.8 million in professional fees slightly offset by a decrease of $1.1 million in compensation costs.

Depreciation and Amortization. Depreciation and amortization was $3.5 million for FY 2016, compared to $4.7 million in FY 2015, a decrease of $1.3 million or 27%. The decrease was mostly a result of lower amortization costs related to the Artful Dodger brand.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was a $38.1 million gain for FY 2016, compared to zero in the FY 2015. The increase was mainly due to (i) a gain of $28.1 million realized on the sale of the Sharper Image brand, (ii) a gain of $12.0 million realized on the sale of the Badgley Mischka brand and (iii) a loss of $2.0 million realized on the sale of the Ed Hardy brand in China.

Equity Earnings on Joint Ventures. Equity Earnings on Joint Ventures was $3.6 million in income in FY 2016, as compared to $5.3 million in income from the FY 2015. The decrease primarily came from a $3.4 million decrease in our equity interests in Iconix China somewhat offset by a $1.4 million increase in the MG Icon joint venture.

Goodwill & Asset Impairment. Goodwill & Asset Impairment loss for FY 2016 was approximately $443.2 million in FY 2016 as compared to $437.5 million in FY 2015.  The Asset Impairment was approximately $424.9 million in FY 2016 primarily related to a write-down in the international segment and the men’s segment. The Goodwill Impairment was $18.3 million in FY 2016 as compared to $35.1 million in FY 2015. The Goodwill Impairment in FY 2016 and FY 2015 primarily related to a write-down in our men’s business segment.

Operating Income (Loss). Total operating loss for FY 2016 was $243.1 million as compared to a loss of $262.7 million in FY 2015. Operating income from the entertainment segment was $29.2 million in FY 2016 compared to $35.6 million in FY 2015. Operating income from the women’s segment was $62.6 million in FY 2016 compared to $101.1 million in FY 2015. Operating loss from the men’s segment was $132.6 million in FY 2016 compared to a loss of $334.2 million in FY 2015. Operating loss from the home segment was $18.1 million in FY 2016 compared to a loss of $7.3 million in FY 2015. Operating loss from the international segment was $163.0 million in FY 2016 compared to a loss of $3.5 million in the FY 2015. Corporate operating loss was $21.2 million in FY 2016 compared to an operating loss of $54.3 million in FY 2015.

Other Expenses-Net. Other expenses- net were approximately $82.9 million for FY 2016 as compared to $21.6 million for the FY 2015, an increase of $61.3 million, The increase was primarily related to the following: (i) a $14.0 million increase in FY 2016 in net interest expense primarily related to interest on the $300 million Senior Secured Loan offset by the maturity of the 2.50% Convertible Note, (ii) a $5.9 million loss on the extinguishment of debt, (iii) a $10.2 million gain on the sale of the investment in Complex Media, (iv) a $7.3 million gain on the clawback of compensation related to previous employees, (v) an $8.0 million decrease in foreign currency translation gains and (vi) a $50.0 million gain in FY 2015 related to the fair value re-measurement of our original 50% interest in Iconix China for which there is no comparable gain in FY 2016.

Provision for Income Taxes. The effective income tax rate for FY 2016 is approximately 23.5% resulting in a $76.5 million income tax benefit, as compared to an effective income tax rate of 33.5% in FY 2015 which resulted in a $95.3 million income tax benefit. The decrease in our effective tax rate primarily relates to the Goodwill & Impairment charge, which included a substantial amount of expense in FY 2016 in a lower tax jurisdiction as compared to the Goodwill & Impairment charge in FY 2015 which was recorded with an effective tax rate of approximately 35%.

Net Income (loss). Our net loss was approximately $249.5 million in FY 2016, compared to a net loss of approximately $188.9 million in FY 2015, as a result of the factors discussed above.

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

FY 2015 Compared to FY 2014

Licensing Revenue. Licensing revenue for FY 2015 totaled $379.2 million, a 3% decrease as compared to $391.5 million for FY 2014. Licensing revenue included approximately $11.0 million of revenue from acquisitions made in 2015 including the Strawberry Shortcake and PONY brands, and was negatively impacted by approximately $10.1 million due to foreign currency exchange rates. In addition, licensing revenue in the comparable 2014 period included $17.1 million of revenue related to the five-year renewal of the Peanuts specials with ABC. Excluding the effect of acquisitions, foreign currency exchange rates and the ABC renewal, licensing revenue increased approximately 1% in FY 2015. The entertainment segment increased 4% from $103.1 million in FY 2014 to $107.6 million in FY 2015 primarily driven by (i) revenue related to The Peanuts Movie including box office royalty and movie merchandise and (ii) acquisition of the Strawberry Shortcake brand during the year. The increase was slightly offset by the revenue recognized for the renewal of the license for Peanuts television specials with ABC Networks during 2014. The women’s segment decreased 2% from $120.0 million in FY 2014 to $118.0 million in FY 2015 primarily due to a $3.7 million decrease in revenue related to the Rampage brand.  The men’s segment decreased 9% from $61.0 million in FY 2014 to $55.2 million in FY 2015 primarily due to a $5.0 million decline in the Ecko brand. The home segment decreased 7% from $39.1 million in FY 2014 to $36.5 million in FY 2015 primarily due to a $4.5 million decrease in revenue from our Sharper Image brand.  The international segment decreased 9% from $68.2 million in FY 2014 to $61.9 million in FY 2015 primarily due to a $3.2 million decline in our business in Europe primarily related to currency shifts in the Euro.

Operating Expenses. SG&A expenses totaled $204.9 million for FY 2015 compared to $181.7 million for FY 2014 an increase of $23.3 million. SG&A in the entertainment segment increased 1% from $70.7 million in FY 2014 to $71.6 million in FY 2015 primarily due to increased advertising primarily related to The Peanuts Movie. SG&A in the women’s segment increased 28% from $11.8 million in FY 2014 to $15.1 million in FY 2015 mainly due to a $2.5 million increase in accounts receivable reserves and write-offs of doubtful accounts slightly offset by a decrease in compensation costs. SG&A in the men’s segment decreased 4% from $28.1 million in FY 2014 to $26.9 million in FY 2015 mainly due to a $5.5 million decrease in compensation costs somewhat offset by an increase of $4.4 million in accounts receivable reserves and write-offs of doubtful accounts. SG&A in the home segment decreased 12% from $6.6 million in FY 2014 to $5.8 million in FY 2015 mainly due to a decrease in compensation costs. SG&A in the international segment increased 21% from $25.7 million in FY 2014 to $31.2 million in FY 2015 mainly due to a $5.5 million increase in accounts receivable reserves and write-offs of doubtful accounts. SG&A in the corporate segment increased 40% from $38.8 million in FY 2014 to $54.3 million in FY 2015 mainly due to a $9.3 million increase in legal and accounting professional fees mostly related to (i) correspondence with the Staff of the SEC and (ii) the Special Committee’s review, and an increase of 3.6 million in compensation costs driven by severance costs related to the transition of Iconix management.

Depreciation and Amortization. Depreciation and amortization was $4.7 million for FY 2015, compared to $7.1 million in FY 2014, a decrease of $2.4 million or 34%. The decrease was mostly a result of lower amortization costs related to the Ecko brand.

Gains on sale of trademarks. There were no gains on sales of trademarks in FY 2015 as there were no sales of trademarks during the year as compared to $6.4 million for FY 2014. In FY 2014, we realized a $6.4 million gain on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark.

Equity Income in JV. Equity Income in JV totaled $5.3 million for FY 2015 compared to $11.3 million for FY 2014, a decrease of $6 million. The decrease was primarily related to the MG Icon joint venture.

Goodwill & Trademark Impairment. Goodwill & Trademark Impairment loss for FY 2015 was approximately $437.5 million in FY 2015 as compared to $0 in FY 2014.  The Trademark Impairment was approximately $402.4 million in FY 2015 primarily related to a write-down in the men’s segment and international segment. The Goodwill Impairment was $35.1 million primarily related to a write-down in our men’s business segment primarily due to declines in net sales in certain brands within the segment and an inability to secure additional license agreements with guaranteed minimum royalties in future periods for these brands and to a lesser extent changes to certain inputs and assumptions in the valuation model.

Operating Income (Loss). Operating loss for FY 2015 decreased to $262.7 million, compared to income of $220.4 million in FY 2014. Operating income from the women’s segment was $101.1 million in FY 2015 compared to $115.3 million in FY 2014. Operating loss from the men’s segment was $334.2 million in FY 2015 compared to operating income of $29.8 million in the FY 2014. Operating loss from the home operating segment was $7.3 million in FY 2015 compared to operating income of $32.2 million in FY 2014. Operating income from the entertainment segment was $35.6 million in FY 2015 compared to $31.5 million in FY 2014. Operating loss from the international segment was $3.5 million in FY 2015 compared to $43.9 million in FY 2014. Corporate operating loss was $54.3 million in FY 2015 compared to $32.3 million in FY 2014.

Other Expenses—Net. Other expense—net was approximately $21.6 million in FY 2015 as compared to $53.3 million in FY 2014. Interest expense increased approximately $1.7 million primarily related to $1.8 million increase related to our Convertible Notes. Interest and other income increased $22.2 million from $32.9 million in FY 2014 to approximately $55.1 million in FY 2015 primarily due to a $50.0 million non-cash gain in FY 2015 related to the fair value re-measurement of our original 50% interest in Iconix China- see Note 3 of Notes to Consolidated Financial Statements for a description of this transaction, as compared to a $28.9 million non-cash gain in FY 2014 related to the fair value re-measurement of our original 50% interest in Iconix Latin America. Foreign currency translation gain increased $11.2 million from a $1.7 million loss in FY 2014 to a $9.5 million gain in FY 2015.

Provision for Income Taxes. The effective income tax rate for FY 2015 is approximately 33.5% resulting in a $95.3 million income tax benefit, as compared to an effective income tax rate of 28.9% in FY 2014 which resulted in the $48.3 million income tax expense. The increase in our effective tax rate primarily relates to the Goodwill & Impairment charge, which was recorded with an effective tax rate of approximately 35%.

Net Income (Loss). Our net loss was approximately $188.9 million in FY 2015, compared to net income of approximately $118.8 million in FY 2014, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At December 31, 2016 and December 31, 2015, our cash totaled $149.4 million and $169.9 million, respectively, not including short-term restricted cash of $177.3 million and $49.5 million, respectively. Our short term restricted cash primarily consists of collection and investment accounts related to our Senior Secured Notes and Senior Secured Term Loan.  In addition, as of December 31, 2016, approximately $68.5 million, or 21%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations.

On March 7, 2016, we entered into a credit agreement for a $300.0 million Senior Secured Term Loan (see definition below), which was used primarily to pay all outstanding obligations, plus accrued interest, under the Company’s 2.50% Convertible Notes which were due June 2016.  See below under “Obligations and Commitments” for a description of our Senior Secured Term Loan. See Note 6 to Notes to Consolidated Financial Statements for additional disclosure regarding this debt facility.

On February 12, 2015, we delivered a notice to fund to the administrator to our Variable Funding Notes (see definition below). On February 18, 2015, the Company received $100.0 million of cash, which was used primarily for the acquisition of Strawberry Shortcake, as well as for general corporate purposes. See below under “Obligations and Commitments” for a description of our Variable Funding Notes. See Note 6 to Notes to Consolidated Financial Statements for additional disclosure regarding this funding of our Variable Funding Notes.

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

We believe that cash from future operations, our currently available cash and capacity for additional financings under our Senior Secured Notes facility (to the extent available) will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including early redemption by our 1.50% Convertible Notes’ holders in the event circumstances allow for early redemptions.  We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities.

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

Changes in Working Capital

At December 31, 2016 and December 31, 2015, the working capital ratio (current assets to current liabilities) was 1.75 to 1 and 2.52 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased approximately $68.1 million, from $190.2 million in FY 2015 to $122.2 million in FY 2016. The increase in net loss, after the exclusion of non-cash items of $351.3 million, was approximately $52.5 million.   The change in the non-cash adjustments is primarily as a result of (i) an increase in the impairment of trademarks and goodwill, (ii) an increase in the amortization of deferred financing costs primarily due to the Company’s new debt facility entered in to in FY 2016, (iii) the net loss on extinguishment of debt of which there was no corresponding amount in FY 2015, as well as (iv) the decrease in the non-cash gain related to the fair value re-measurement of our equity investment, for which there was none in FY 2016, (v) a decrease in the provision for doubtful accounts, (vi) a decrease in the gain on foreign currency translation period over period, (vii) a decrease in the amortization of convertible note discount due to our repayment of the 2.50% Convertible Notes in FY 2016, and (viii) gains on sale of trademarks and the Company’s equity in Complex Media for which there was none in FY 2015.  These non-cash adjustments are offset by cash provided by working capital items of $20.4 million in FY 2016 as compared to cash provided by working capital items of $35.9 million in FY 2015.

Investing Activities

Net cash provided by investing activities increased approximately $323.2 million, from cash used in investing activities of $153.0 million in FY 2015 to cash provided by investing activities of $170.2 million in FY 2016.  This increase in FY 2016 is primarily due to (i) our sale of the Sharper Image brand for $98.3 million in cash, (ii) our sale of our interest in Complex Media for $35.3 million in cash, (iii) our sale of the Badgley Mischka brand for $14.0 million in cash, (iv) our sale of our interest in TangLi International Holdings, Ltd. for $11.4 million in cash, (v) our sale of our interest in BBC Ice Cream for $3.5 million in cash, and (vi) sale of minority interest in Umbro trademarks in the Greater China territory for $2.5 million in cash as compared to (i) our purchase of the Strawberry Shortcake brand for $105 million in cash, (ii) our purchase of the remaining 50% interest in Iconix China for $20.4 million in cash, net of cash acquired (total cash paid to Novel was $40.4 million, (iii) our purchase of a 75% interest in the Pony brand for $37.0 million in cash, in FY 2015.

Financing Activities

Net cash used in financing activities increased approximately $319.8 million, from cash provided by financing activities of $9.9 million in FY 2015.  The increase in cash used in financing activities period over period is primarily due to (i) the repurchase of a portion of our convertible notes for $178.9 million in cash, (ii) the repayment of long term debt of $253.5 million (mainly due to the payment of the remaining outstanding principal balance on our 2.50% Convertible Notes of approximately $156.1 million), (iii) the change in restricted cash of $127.7 million primarily due to the cash restricted as part of our Senior Secured Term Loan and the cash received from our sale of the Sharper Image brand as compared to our repayment of long-term debt of $61.1 million in FY 2015.  The increase of cash used in financing activities is offset by the proceeds of $300.0 million from our Senior Secured Term Loan as well as the corresponding cash used of $35.8 million for the prepaid financing costs associated with the Senior Secured Term Loan as compared to the proceeds of $100.0 million from our Variable Funding Notes received in FY 2015.

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

The Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all of Iconix’s United States and Canadian revenue-generating assets (the “Securitized Assets”), consisting principally of its IP and license agreements for the use of its IP, were transferred to and are currently held by the Co-Issuers. The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiaries that own the Badgley Mischka trademark, the Ecko Unltd trademark, the Mark Ecko trademark, the Umbro trademark and the Lee Cooper trademark, (y) the Iconix subsidiaries that own Iconix’s other brands outside of the United States and Canada or (z) the joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Artful Dodger trademark, the Modern Amusement trademark and the Buffalo trademark.

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

In June 2014, the Company sold the “sharperimage.com” domain name and the exclusive right to use the Sharper Image trademark in connection with the operation of a branded website and catalog distribution in specified jurisdictions, in which the Senior Secured Notes had a security interest pursuant to the Indenture. As a result of this permitted disposition, the Company paid an additional $1.6 million in principal in July 2014.  Additionally, in December 2016, the Company sold the rights to the Sharper Image brand and related intellectual property assets, in which the Senior Secured Notes had a security interest pursuant to the Indenture.  As a result of this permitted disposition, the Company paid an additional $36.7 million in principal in January 2017.

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

Pursuant to the Indenture, the Notes are the joint and several obligations of the Co-Issuers only. The Notes are secured under the Indenture by a security interest in substantially all of the assets of the Co-Issuers (the “Collateral”), which includes, among other things, (i) IP assets, including the U.S. and Canadian registered and applied for trademarks for the following brands and other related IP assets: Candie’s, Bongo, Joe Boxer (excluding Canadian trademarks, none of which are owned by Iconix), Rampage, Mudd, London Fog (other than the trademark for outerwear products sold in the United States), Mossimo, Ocean Pacific and OP, Danskin and Danskin Now, Rocawear, Starter, Waverly, Fieldcrest, Royal Velvet, Cannon, and Charisma; (ii) the rights (including the rights to receive payments) and obligations under all license agreements for use of those trademarks; (iii) the following equity interests in the following joint ventures: an 85% interest in Hardy Way LLC which owns the Ed Hardy brand, a 50% interest in MG Icon LLC which owns the Material Girl and Truth or Dare brands, a 100% interest in ZY Holdings LLC which owns the Zoo York brand, and an 80% interest in Peanuts Holdings LLC which owns the Peanuts brand and characters; and (iv) certain cash accounts established under the Indenture.

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

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the supplemental indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Company was in compliance with all covenants under the Notes during FY 2016 and FY 2015.

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

The Company used approximately $150.4 million of the proceeds received from the issuance of the 2012 Senior Secured Notes to repay amounts outstanding under its revolving credit facility (see below) and approximately $20.9 million to pay the costs associated with the 2012 Senior Secured Notes financing transaction. In addition, approximately $218.3 million of the proceeds from the 2012 Senior Secured Notes were used for the Company’s purchase of the Umbro brand. The Company used approximately $7.2 million of the proceeds received from the issuance of the 2013 Senior Secured Notes to pay the costs associated with the 2013 Senior Secured Notes securitized financing transaction.

As of December 31, 2016, the total principal balance of the Notes is $751.8 million, of which $95.2 million is included in the current portion of long-term debt on the consolidated balance sheet. As a result of the sale of the Sharper Image intellectual property and related assets, the Company made a mandatory principal prepayment on the Senior Secured Notes of $36.7 million in January 2017.  This principal prepayment has been included in the current portion of long-term debt on the Company’s consolidated balance sheet as of December 31, 2016.  Refer to Note 20 in Notes to Consolidated Financial Statements for further details.  As of December 31, 2016 and December 31, 2015, $112.4 million and $48.7 million, respectively is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

1.50% Convertible Notes.

On March 18, 2013, the Company completed the issuance of $400.0 million principal amount of the Company’s 1.50% convertible senior subordinated notes due March 15, 2018 (“1.50% Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering, excluding the net cost of hedges and sale of warrants (described below) and including transaction fees, were approximately $390.6 million.  At December 31, 2016, the net balance of the 1.50% Convertible Notes was $277.5 million, which reflects the net debt carrying value in accordance with accounting for convertible debt instruments that may be settled in cash upon conversion.  However, the principal amount owed to the 1.50% Convertible Note holders is $295.1 million after taking into effect the $104.9 million of repurchases of the 1.50% Convertible Notes as discussed in Note 6 in the Notes to Consolidated Financial Statements.

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

2.50% Convertible Notes.

In May 2011, the Company completed the issuance of $300.0 million principal amount of our 2.50% convertible senior subordinated notes due June 2016, herein referred to as our 2.50% Convertible Notes, in a private offering to certain institutional investors from which we received net proceeds, after transaction fees, of approximately $291.6 million. In April 2016, the Company repurchased $143.9 million par value of the 2.50% Convertible Notes for $145.6 million in cash (including interest and trading fees).  The remaining outstanding balance of the 2.50% Convertible Notes, in an amount equal to $156.1 million, was repaid on June 1, 2016 (the maturity date).  Refer to Note 6 in the Notes to the Consolidated Financial Statements for further details.

Concurrently with the sale of the 2.50% Convertible Notes, we purchased note hedges for approximately $58.7 million and issued warrants to the hedge counterparties for proceeds of approximately $28.8 million.  These transactions generally had the effect of increasing the conversion price of the 2.50% Convertible Notes (by 100% based on the price of our common stock at the time of the offering).  As a result of these transactions, we recorded a reduction to additional paid-in-capital of $9.4 million.  These note hedges and warrants were separate and legally distinct instruments that bound only us and the counterparties thereto and had no binding effect on the holders of the 2.50% Convertible Notes.

We utilized a portion of the proceeds of the 2.50% Convertible Notes as follows:  approximately $112.6 million was used to extinguish the outstanding obligation under a term loan facility, and approximately $29.9 million was the net payment for the related convertible note hedge.

Senior Secured Term Loan

On March 7, 2016, the Company through its wholly-owned subsidiary, IBG Borrower (“IBG Borrower”) entered into a $300 million senior secured term loan (the “Credit Agreement”), whereby the Company and certain wholly-owned subsidiaries of IBG

Borrower will serve as guarantors, Cortland Capital Market Services LLC will serve as administrative agent and collateral agent and the lenders party thereto from time to time, including CF ICX LLC and Fortress Credit Co LLC.  Among other customary conditions, the closing is conditioned on the transfer of specified assets of the Company to be held by IBG Borrower and the execution of customary account control agreements.  Refer to Note 6 in the Notes to Consolidated Financial Statements for further details.

The net cash proceeds of the Senior Secured Term Loan, which were approximately $264.2 million (after deducting financing, investment banking and legal fees), were, pursuant to the terms of the Credit Agreement, deposited by the lenders into an escrow account on April 4, 2016.  IBG Borrower deposited into the escrow account certain additional funds, so that the total amount of cash on deposit in the escrow account was sufficient to pay all outstanding obligations, plus accrued interest, under the Company’s 2.50% Convertible Notes due June 2016.  In accordance with the terms of the Senior Secured Term Loan, the funds in the escrow account were used to pay the 2.50% Convertible Notes on or before their maturity, with any remaining funds going forward general corporate purposes permitted under the terms of the Credit Agreement.

In connection with the Credit Agreement, IBG Borrower, the Company and the other Guarantors have made customary representation and warranties.  In addition to adhering with certain customary affirmative covenants, IBG Borrower established a lock-box account, and IBG Borrower, the Company and the other Guarantors entered into account control agreements on certain deposit accounts.  The Credit Agreement also mandates that IBG Borrower, the Company and the other Guarantors maintain and allow appraisals of their intellectual property, perform under the terms of certain licenses and other agreements scheduled in the Credit Agreement and report significant changes to or terminations of licenses generating guaranteed minimum royalties of more than $5 million.  IBG Borrower must satisfy a minimum asset coverage ratio of 1.25:1.00 and maintain a leverage ratio of no greater than 4.50:1.00.  The Company has been compliant with all covenants under the Senior Secured Term Loan from inception through December 31, 2016.

In December 2016, in conjunction with the sale of the Sharper Image brand and in accordance with the Credit Agreement, the Company made a mandatory principal prepayment of $28.8 million.  Additionally, in January 2017, the Company made an additional mandatory prepayment of $23.5 million and a voluntary prepayment of $23.0 million both of which have been classified as current portion of long-term debt in the Company’s consolidated balance sheet as of December 31, 2016.  Refer to Note 6 in the Notes to the Consolidated Financial Statements for further details.

The following is a summary of contractual cash obligations, including interest for the periods indicated that existed as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total
	(000’s omitted)
Senior Secured Notes	$95,203	$57,685	$57,685	$57,685	$57,685	$325,841	$651,784
1.50% Convertible Notes	—	295,050	—	—	—	—	295,050
Variable Funding Notes	—	100,000	—	—	—	—	100,000
Senior Secured Term Loan	65,232	15,000	15,000	15,000	153,488	—	263,720
Operating leases	2,426	2,202	2,099	2,158	2,033	5,251	16,169
Employment contracts	1,000	1,000	152	—	—	—	2,152
Interest	58,328	50,005	40,565	36,417	19,338	38,332	242,985
Total contractual cash obligations	$222,189	$520,942	$115,501	$111,260	$232,544	$369,424	$1,571,860

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

New Accounting Standards

Refer to Note 1 in the Notes to the Consolidated Financial Statements for new accounting standards.

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

Gains on sale of trademarks

We sell a brand’s territories and/or categories through joint venture transactions which is a central and ongoing part of our business. Since our goal is to maximize the value of the IP, we evaluate sale opportunities by comparing whether the offer is more valuable than the current and potential revenue stream in the Company’s traditional licensing model. Further, as part of the Company’s evaluation process, it will also look at whether or not the buyer’s future development of the brand could help expand the brands global recognition and revenue. The Company considers, among others, the following guidance in determining the appropriate accounting and gains recognized from the initial sale of our brands/trademarks to our joint ventures: ASC 323, Investments—Equity Method and Joint Venture, ASC 605, Revenue Recognition , ASC 810,  Consolidations , and ASC 845,  Nonmonetary Transactions  -  Exchanges Involving Monetary Consideration.

Additionally, the Company determines the cost of the trademarks sold by determining the relative fair market value of the proceeds received in the transaction to the relative fair value of the trademarks on the Company’s consolidated balance sheet at the time of the transaction.

Allowance for doubtful accounts

We evaluate our allowance for doubtful accounts and estimate collectability of accounts receivable based on our analysis of historical bad debt experience in conjunction with our assessment of the financial condition of individual licensees with which we do business. In times of domestic or global economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods.

Impairment of Long-Lived Assets and Intangibles

Long-lived assets, representing predominantly trademarks related to the Company’s brands, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite lived intangible assets are tested for impairment on an annual basis (October 1 for the Company) and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite lived intangible asset may not be recoverable. When conducting its annual indefinite lived intangible asset impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; (iv) contractually guaranteed minimum revenues; and (v) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. During FY 2016, the Company recognized a non-cash impairment charge of $424.9 million for indefinite-lived intangibles across all segments.  During FY 2015, the Company recognized a non-cash impairment charge of $402.4 million for indefinite-lived intangibles, which, when taking in to consideration the Company’s new operating segments identified in the fourth quarter of FY 2016, was in the men’s, women’s, home and international segments.  During FY 2014, there was no write-down from impairments.  See Note 2 for further information.

Goodwill

Goodwill is tested for impairment at the reporting unit level (the Company has five operating segments: women’s, men’s, home, entertainment and international) on an annual basis (in the Company’s fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations. During the fourth quarter of FY 2016, the Company recognized a non-cash impairment charge of $18.3 million for goodwill in the men’s segment.  As of December 31, 2015, the Company recognized a non-cash impairment charge of $35.1 million for goodwill which, when taking in to consideration the Company’s new operating segments identified during the fourth quarter of FY 2016, was in the men’s segment and international segment.  During FY 2014, there was no write-down from impairment.  See Note 1 – Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements for further detail.

Variable Interest Entities

In accordance with the variable interest entities (“VIE”) sub-section of ASC 810, Consolidation, we perform a formal assessment at each reporting period regarding whether the Company is considered the primary beneficiary of a VIE based on the power to direct activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or rights to receive benefits that could be significant to the VIE.

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

Moreover, in connection with the warrant transactions with the counterparties related to our 1.50% Convertible Notes, to the extent that the price of our common stock exceeds the strike price of the warrants, the warrant transactions could have a dilutive effect on our earnings per share. The effect, if any, of these transactions and activities on the trading price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2016).  Based upon that evaluation, our principal executive officer and principal financial and accounting officer have concluded due to a material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2016.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Refer to Management’s Annual Report on Internal Control over Financial Reporting for changes in internal controls over financial reporting for the year ended December 31, 2016.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may change over time.

Our management, under the supervision of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal

Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that all material weaknesses which existed at December 31, 2015, were remediated as of December 31, 2016.  However, management concluded that certain management review controls related to our statement of cash flows and our intangible asset impairment testing were not adequate as the controls in place failed to detect certain material errors.

As a result of these material weaknesses, management concluded that our internal controls over financial reporting were not effective as of December 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our independent registered public accounting firm, BDO USA LLP (“BDO”), have issued their report on our internal controls over financial reporting as of December 31, 2016, which appears in this item 9A.

Remediation Actions

In 2017, additional review procedures will be performed by the Senior Vice President-Finance and the Chief Financial Officer and certain additional control procedures will be adopted to mitigate the material weaknesses noted above.

In 2015, material weaknesses were identified in certain of the Company’s review and other controls, which have been enumerated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended.  In 2016, the current senior management team was dedicated to continuing its initiative to implement and document policies, procedures, and internal controls, for strengthening the internal control environment.  Such actions were also performed with Audit Committee oversight.  In 2015 and 2016, remediation actions included the following:

•	Hired a new President (February 2016) who became the Chief Executive Officer in April 2016; who has taken an active role in closely monitoring the Company’s policies and internal controls.
•	When the new President became Chief Executive Officer in April 2016, the positions of Chief Executive Officer and Board Chairman were separated.
•

Hired a Director of Internal Audit, a Vice President of Tax and a Director of Financial Reporting in 2016.  All individuals are Certified Public Accountants.  The Director of Internal Audit reports directly to the Audit Committee.

•	Retained a third party international accounting firm to assist with internal audit activities at the direction of our Director of Internal Audit.
•	Reorganized the Accounting department and hired additional accounting employees to enhance the control environment.
•

Addressed internal control weaknesses identified by the Special Committee, external auditors, and the senior management team.  In certain areas, internal controls were in place but not documented.  Accordingly, throughout 2016, the Company formally documented processes and internal controls in key financial reporting areas, including the review of license agreements, cash disbursements, account reconciliations/analysis, journal entries and review of financial statements.  Where applicable, these processes and internal controls were complimented with the development and implementation of use of forms and documents.

•

A formal process for the identification of related party transactions was developed in the first and second quarter of 2016 which included a list of related parties/affiliated entities, and respective internal controls for confirming the accuracy of the list on a go-forward basis.

•	The Company’s Disclosure Committee utilized a “sub-certification process”, the purpose of which was to review all regulatory filings to help ensure the completeness and accuracy of disclosures.
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

•

Established annual training for all Independent Directors, management and key non-management personnel around the Code of Conduct and other company policies.  Annual certifications of compliance with the Code of Conduct and other company policies are required.

Management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period to enable the Company to conclude that the 2015 material weaknesses related to certain review and other controls have been remediated.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended December 31, 2016 that may have materially affected or which are reasonably likely to materially affect internal control.  Based on that evaluation, there have been no other changes in the Company’s internal control during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters relating to our statement of cash flows and intangible asset impairment testing discussed above.

The foregoing has been approved by our current management team, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

We have audited Iconix Brand Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Iconix Brand Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and described in Management’s Assessment.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements.

•	Inadequate management review controls resulting in errors in the statement of cash flows.
•	Inadequate management review controls resulting in errors in the calculation of impairment charges to intangibles and goodwill.

In our opinion, Iconix Brand Group, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA LLP

New York, New York

March 15, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, executive officers and certain corporate governance matters is incorporated by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2017 (“2017 Definitive Proxy Statement”) to be filed with the SEC.

Code of Business Conduct

We have adopted a written code of business conduct that applies to our officers, directors and employees. Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation

The information required under this item is hereby incorporated by reference from our 2017 Definitive Proxy Statement to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is hereby incorporated by reference from our 2017 Definitive Proxy Statement to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is hereby incorporated by reference from our 2017 Definitive Proxy Statement to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

The information required under this item is hereby incorporated by reference from our 2017 Definitive Proxy Statement to be filed with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets—December 31, 2016 and December 31, 2015
•	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
•	Notes to Consolidated Financial Statements

2. The following financial statement schedules are included in this Annual Report:

•	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
•	Schedule II Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. See the Index to Exhibits for a list of exhibits filed as part of this Annual Report.

(b) See Item (a) 3 above.

(c) See Item (a) 2 above.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICONIX BRAND GROUP, INC.

Date: March 15, 2017	By:	/s/ John N. Haugh
John N. Haugh
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ F. John N. Haugh	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2017
John N. Haugh

/s/ David K. Jones	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2017
David K. Jones

/s/ F. Peter Cuneo	Director, Chairman of the Board	March 15, 2017
F. Peter Cuneo

/s/ Drew Cohen	Lead Director	March 15, 2017
Drew Cohen

/s/ Mark Friedman	Director	March 15, 2017
Mark Friedman

/s/ James A. Marcum	Director	March 15, 2017
James A. Marcum

/s/ Sue Gove	Director	March 15, 2017
Sue Gove

/s/ Sanjay Khosla	Director	March 15, 2017
Sanjay Khosla

/s/ Kristen O’Hara	Director	March 15, 2017
Kristen O’Hara

/s/ Kenneth Slutsky	Director	March 15, 2017
Kenneth Slutsky

Index to Exhibits

Exhibit Numbers	Description

2.1

Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC  (1)  +

2.2	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC (2) +

2.3	Purchase Agreement dated as of April 26, 2010 by and among the Company, United Features Syndicate, Inc. and The E.W. Scripps Company (3) +

2.4	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC (4) +

2.5	Asset Purchase Agreement dated October 26, 2011 by and between the Company and Sharper Image Acquisition LLC (5) +

2.6

Asset Purchase Agreement dated October 24, 2012 by and among Iconix Brand Group, Inc., Umbro IP Holdings LLC, Iconix Luxembourg Holdings SÀRL, Umbro International Limited, Nike Global Services Pte. Ltd. and NIKE, Inc  (6)  +

3.1	Certificate of Incorporation, as amended(9)

3.2	Restated and Amended By-Laws(10)

3.3	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company(40)*

4.1	Indenture, dated May 23, 2011, between the Company and The Bank of New York Mellon Trust, N.A.(11)

4.2	Global Note(11)

4.3	Base Indenture dated November 29, 2012(12)

4.4	Supplemental Indenture dated November 29, 2012(12)

4.5	Supplemental Indenture Series 2013-1 Supplement dated as of June 21, 2013(8)

4.6	Indenture 1.50% Convertible Senior Subordinated Notes Due 2018 dated as of March 18, 2013(39)

4.7	Global Note(39)

4.8	Rights Agreement dated as of January 27, 2016 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent(40)

10.2	2000 Stock Option Plan of the Company(14)*

10.3	2001 Stock Option Plan of the Company(15)*

10.4	2002 Stock Option Plan of the Company(16)*

10.5	Non-Employee Director Stock Incentive Plan(17)*

10.6	401(K) Savings Plan of the Company(18)

10.7	The Company’s 2006 Equity Incentive Plan and forms of options granted thereunder(19)*

10.8	Form of Restricted Stock Agreement for officers under the Company’s 2006 Equity Incentive Plan(20)*

10.9	Form of Restricted Stock Agreement for Directors under the Company’s 2006 Equity Incentive Plan(20)*

10.10	Form of Option Agreement under the Company’s 1997 Stock Option Plan(21)*

10.11	Form of Option Agreement under the Company’s 2000 Stock Option Plan(21)*

10.12	Form of Option Agreement under the Company’s 2001 Stock Option Plan(21)*

10.13	Form of Option Agreement under the Company’s 2002 Stock Option Plan(21)*

10.14	Common Stock Purchase Warrant issued to UCC Consulting Corporation(22)

10.15	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company (23)

Exhibit Numbers	Description

10.16	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices(24)

10.17	Iconix Brand Group, Inc. Executive Incentive Bonus Plan(25)*

10.18	Form of restricted stock agreement under the 2009 Equity Incentive Plan(28)*

10.19	Form of stock option agreement under the 2009 Equity Incentive Plan(28)*

10.20	Employment Agreement dated February 26, 2009 between the Company and David Blumberg(29)*

10.21	Restricted Stock Agreement with David Blumberg dated September 22, 2009(29)*

10.22	Purchase Agreement, dated May 17, 2011, among Iconix Brand Group, Inc., Barclays Capital Inc. and Goldman, Sachs & Co. (11)

10.23	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.24	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company and Goldman, Sachs & Co. (11)

10.25	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.26	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Goldman, Sachs & Co. (11)

10.27	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.28	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Goldman, Sachs & Co. (11)

10.29	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.30	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Goldman, Sachs & Co. (11)

10.31

Revolving Credit Agreement dated as of November 22, 2011 among the Company, as Borrower, and the several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Syndication Agents, Barclays Bank PLC, as Documentation Agent, and Barclays Bank PLC, as Administrative Agent  (33)

10.32	Guarantee and Collateral Agreement dated as of November 22, 2011 made by the Company and certain of its Subsidiaries in favor of Barclays Bank PLC, as Administrative Agent (33)

10.33	Employment Agreement dated March 5, 2012 between the Company and David Blumberg(34)*

10.34

Class A-1 Note Purchase Agreement dated November 29, 2012 by and among Registrant, Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, Barclays Bank PLC, as L/C Provider, Barclays Bank PLC as Swingline Lender and Barclays Bank PLC, as Administrative Agent  (12)

10.35	Management Agreement dated November 29, 2012 by and among the Co-Issuers, Registrant and Citibank, N.A., as trustee (12)

10.36	Amendment to Employment Agreement entered into February 15, 2013 to be effective February 1, 2013 between the Company and David Blumberg (35) *

10.37	PSU Agreement dated February 15, 2013 between Iconix Brand Group, Inc. and David Blumberg(35)*

10.38	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Executive)(36)*

10.39	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-Executive)(36)*

10.40	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-employee Director)(36)*

10.41	Amended and Restated 2009 Equity Incentive Plan(36)*

Exhibit Numbers	Description

10.42	Clawback policy form of Acknowledgement(36)*

10.43	Employment Agreement dated as of August 19, 2013 between the Company and Jason Schaefer(37)*

10.44	Purchase Agreement dated March 12, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc.(39)

10.45	Confirmation of OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (39)

10.46	Confirmation of Additional OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (39)

10.47	Confirmation of OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (39)

10.48	Confirmation of Additional OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (39)

10.50	Employment Agreement dated as of June 10, 2015 between the Company and David Jones(41)*

10.51	Employment Agreement dated as of September 8, 2015 between the Company and F. Peter Cuneo. (45)*

10.52	Employment Agreement dated as of February 18, 2016 between the Company and John Haugh(42)*

10.53	Employment Agreement dated as of February 24, 2016 between the Company and David Blumberg(42)*

10.54

Credit Agreement dated as of March 7, 2016 between IBG Borrower LLC, as the borrower (“IBG Borrower”), the Company and certain of IBG Borrower’s wholly-owned subsidiaries, as guarantors, Cortland Capital Market Services LLC, as administrative agent and collateral agent and the lenders party thereto from time to time, including CF ICX LLC and Fortress Credit Co LLC(43)

10.55

Facility Guaranty dated as of March 7, 2016 between the Company and certain wholly-owned subsidiaries of IBG Borrower LLC, as guarantors and Cortland Capital Market Services LLC, as administrative agent and collateral agent(43)

10.56

Security Agreement dated as of March 7, 2016 between the Company, IBG Borrower LLC and certain of its wholly-owned subsidiaries, as Grantors, and Cortland Capital Market Services LLC, as Collateral Agent(43)

10.57	2015 Executive Incentive Plan(44)*

10.58	Employment Agreement dated as of April 28, 2016 between the Company and Peter Cuneo(46)*

10.59	Form of Exchange Agreement(47)

10.60	Form of Exchange Agreement(47)

10.61	Agreement dated as of September 26, 2016 by and among Iconix Brand Group, Inc., Huber Capital Management, LLC and Joseph R. Huber(48)

10.62	2016 Omnibus Incentive Plan(49)*

10.63	Separation Agreement dated as of December 15, 2016 between the Company and David Blumberg++*

10.64	Asset Purchase Agreement dated December 23, 2016 by and among Iconix Brand Group, Inc., 360 Holdings II-A LLC, Icon NY Holdings LLC, Iconix Latin America LLC and Sharper Image Holdings LLC++

10.65	Executive Severance Plan++*

21	Subsidiaries of the Company++

23	Consent of BDO USA, LLP++

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002++

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002++

Exhibit Numbers	Description

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002++

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002++

101.INS	XBRL Instance Document++

101.SCH	XBRL Schema Document++

101.CAL	XBRL Calculation Linkbase Document ++

101.DEF	XBRL Definition Linkbase Document++

101.LAB	XBRL Label Linkbase Document++

101.PRE	XBRL Presentation Linkbase Document++

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 26, 2011 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 30, 2012 and incorporated by reference herein.
(7)	[Intentionally omitted.]
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 21, 2013 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 6, 2012 and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 17, 2011 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 29, 2012 and incorporated by reference herein.
(13)	Intentionally omitted.
(14)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.
(16)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.
(17)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
(21)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.
(25)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.
(26)	[Intentionally omitted.]
(27)	[Intentionally omitted.]
(28)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
(29)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.
(30)	[Intentionally omitted.]
(31)	[Intentionally omitted.]
(32)	[Intentionally omitted.]
(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 22, 2011 and incorporated by reference herein.
(34)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 5, 2012 and incorporated by reference herein.
(35)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and incorporated by reference herein.
(36)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 and incorporated by reference herein.
(37)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.
(38)	[Intentionally omitted.]
(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 12, 2013 and incorporated by reference herein.
(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 27, 2016 and incorporated by reference herein,
(41)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated by reference herein.
(42)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 18, 2016 and incorporated by reference herein.
(43)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 7, 2016 and incorporated by reference herein.
(44)	Filed as Annex A to the Company’s Definitive Proxy Statement dated October 23, 2015 as filed on Schedule 14A and incorporated by reference herein.
(45)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.
(46)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated by reference herein.
(47)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 10, 2016 and incorporated by reference herein.
(48)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 28, 2016 and incorporated by reference herein.
(49)	Filed as Annex A to the Company’s Definitive Proxy Statement dated October 4, 2016 as filed on Schedule 14A and incorporated by reference herein.

*	Denotes management compensation plan or arrangement
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

Year ended December 31, 2016

Iconix Brand Group, Inc. and Subsidiaries

Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Iconix Brand Group Inc. and subsidiaries are included in Item 15:

The following consolidated financial statement schedule of Iconix Brand Group, Inc. and subsidiaries is included in Item 15(d):

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	123

Schedule II Valuation and qualifying accounts	124

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Iconix Brand Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iconix Brand Group, Inc. and Subsidiaries at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iconix Brand Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) our report dated March 15, 2017 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

March 15, 2017

New York, New York

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2016	December 31, 2015
		(revised)
Assets
Current Assets:
Cash and cash equivalents	$149,411	$169,971
Restricted cash	177,269	49,544
Accounts receivable, net	85,187	103,792
Other assets – current	32,274	44,116
Total Current Assets	444,141	367,423
Property and equipment:
Furniture, fixtures and equipment	27,630	24,138
Less: Accumulated depreciation	(18,285)	(16,639)
	9,345	7,499
Other Assets:
Other assets	19,224	28,748
Deferred income tax asset	884	—
Trademarks and other intangibles, net	1,208,243	1,696,524
Investments and joint ventures	99,399	147,312
Goodwill	224,279	257,095
	1,552,029	2,129,679
Total Assets	$2,005,515	$2,504,601
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$72,161	$52,062
Deferred revenue	20,166	29,161
Current portion of long-term debt	160,435	61,123
Other liabilities – current	1,311	3,571
Total current liabilities	254,073	145,917
Deferred income tax liability	86,099	181,193
Other tax liabilities	5,243	4,865
Long-term debt, less current maturities	1,093,725	1,388,269
Other liabilities	15,002	19,550
Total Liabilities	$1,454,142	$1,739,794
Redeemable Non-Controlling Interests, net of installment payments due from non-controlling interest holders, redemption value of $60,665 and $64,935, respectively	56,729	48,646
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 89,717 and 80,609, respectively	89	80
Additional paid-in capital	1,033,729	974,021
Retained earnings	254,915	514,761
Accumulated other comprehensive loss	(70,428)	(60,893)
Less: Treasury stock – 32,680 and 32,028 shares at cost, respectively	(842,952)	(837,179)
Total Iconix Brand Group, Inc. Stockholders’ Equity	375,353	590,790
Non-controlling interests, net of installment payments due from non-controlling interest holders	119,291	125,371
Total Stockholders’ Equity	$494,644	$716,161
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,005,515	$2,504,601

See accompanying notes to consolidated financial statements

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except earnings per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Licensing revenue	$368,461	$379,197	$391,490
Selling, general and administrative expenses	206,589	204,946	181,651
Depreciation and amortization	3,461	4,720	7,135
Equity earnings on joint ventures	(3,578)	(5,330)	(11,325)
Gains on sale of trademarks, net	(38,104)	—	(6,399)
Goodwill impairment	18,331	35,132	—
Trademark impairment	424,890	402,392	—
Operating income (loss)	(243,128)	(262,663)	220,428
Other expenses (income):
Interest expense	97,542	86,233	84,523
Interest income	(1,580)	(4,230)	(3,711)
Other income, net	(17,508)	(50,904)	(29,239)
Loss on extinguishment of debt, net	5,903	—	—
Foreign currency translation loss (gain)	(1,484)	(9,488)	1,745
Other expenses – net	82,873	21,611	53,318
Income (loss) before income taxes	(326,001)	(284,274)	167,110
Provision (benefit) for income taxes	(76,492)	(95,344)	48,288
Net (loss) income	(249,509)	(188,930)	118,822
Less: Net income attributable to non-controlling interest	2,625	373	15,099
Net (loss) income attributable to Iconix Brand Group, Inc.	$(252,134)	$(189,303)	$103,723
Earnings (loss) per share:
Basic	$(4.82)	$(3.92)	$2.14
Diluted	$(4.82)	$(3.92)	$1.81
Weighted average number of common shares outstanding:
Basic	52,338	48,293	48,431
Diluted	52,338	48,293	57,366

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31
	2016	2015	2014
Net (loss) income	$(249,509)	$(188,930)	$118,822
Other comprehensive income (loss):
Foreign currency translation loss	(7,545)	(36,004)	(40,672)
Change in fair value of available for sale securities	(1,990)	(703)	—
Total other comprehensive loss	(9,535)	(36,707)	(40,672)
Comprehensive income (loss)	(259,044)	(225,637)	78,150
Less: comprehensive income attributable to non-controlling interest	2,625	373	15,099
Comprehensive (loss) income attributable to Iconix Brand Group, Inc.	$(261,669)	$(226,010)	$63,051

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2014	77,048	$77	$906,481	$614,340	$16,486	$(599,816)	$122,929	$1,060,497
Shares issued on vesting of restricted stock	883	1	—	—	—	—	—	1
Purchase of minority interest in consolidated joint venture			(525)				—	(525)
Shares issued on exercise of stock options and warrants	1,332	1	10,087	—	—	—	—	10,088
Tax benefit of stock option exercises	—	—	10,703	—	—	—	—	10,703
Tax effect on formation of joint venture	—	—	(4,316)	—	—	—	—	(4,316)
Compensation expense in connection with restricted stock and stock options	—	—	18,492	—	—	—	—	18,492
Shares repurchased on the open market	—	—	—	—	—	(193,434)	—	(193,434)
Cost of shares repurchased on vesting of restricted stock	—	—	—	—	—	(19,179)	—	(19,179)
Non-controlling interest of acquired companies	—	—	—	—	—	—	11,526	11,526
Payments from non-controlling interest holders	—	—	—	—	—	—	549	549
Change in redemption value of redeemable non-controlling interest holders	—	—	—	(3,051)	—	—	—	(3,051)
Net income	—	—	—	103,723	—	—	15,099	118,822
Foreign currency translation	—	—	—	—	(40,672)	—	—	(40,672)
Distributions to joint ventures	—	—	—	(1,193)	—	—	(16,871)	(18,064)
Balance at January 1, 2015	79,263	$79	$940,922	$713,819	$(24,186)	$(812,429)	$133,232	$951,437
Issuance of common stock related to acquisition of interest in joint venture	465	—	15,703	—	—	—	—	15,703
Shares issued on vesting of restricted stock	806	1	—	—	—	—	—	1
Purchase of minority interest in consolidated joint venture	—	—	3,620	—	—	—	14,751	18,371
Shares issued on exercise of stock options and warrants	75	—	321	—	—	—	—	321
Tax benefit of stock option exercises	—	—	2,006	—	—	—	—	2,006
Compensation expense in connection with restricted stock and stock options	—	—	11,449	—	—	—	—	11,449
Shares repurchased on the open market	—	—	—	—	—	(12,391)	—	(12,391)
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(12,359)	—	(12,359)
Non-controlling interest of acquired companies	—	—	—	—	—	—	(9,168)	(9,168)
Payments from non-controlling interest holders	—	—	—	—	—	—	3,523	3,523
Change in redemption value of redeemable non-controlling interest holders	—	—	—	(5,015)	—	—	—	(5,015)
Change in fair value of available for sale securities	—	—	—	—	(703)	—	—	(703)
Net income (loss)	—	—	—	(189,303)	—	—	373	(188,930)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Foreign currency translation	—	—	—	—	(36,004)	—	—	(36,004)
Distributions to joint venture partners	—	—	—	(4,740)	—	—	(17,340)	(22,080)
Balance at January 1, 2016 (revised)	80,609	$80	$974,021	$514,761	$(60,893)	$(837,179)	$125,371	$716,161
Shares issued on vesting of restricted stock	1,700	2	—	—	—	—	—	2
Tax benefit of stock option exercises and restricted stock vestings	—	—	445	—	—	—	—	445
Compensation expense in connection with restricted stock and stock options	—	—	6,805	—	—	—	—	6,805
Shares issued on repurchase of convertible notes	7,408	7	51,318	—	—	—	—	51,325
Repurchase of equity portion of convertible notes		—	(1,164)	—	—	—	—	(1,164)
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(620)	—	(620)
Sale of minority interest in Umbro China	—	—	718	—	—	—	1,782	2,500
Clawback of shares from settlement with former management	—	—		—	—	(5,153)	—	(5,153)
Purchase of minority interest in LC Partners US	—	—	1,114	—	—	—	—	1,114
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	506	506
Tax effect of repurchase of convertible notes	—	—	413	—	—	—	—	413
Tax benefit related to amortization of convertible notes' discount	—	—	154	—	—	—	—	154
Change in redemption value of redeemable non-controlling interest holders	—	—	—	(97)	—	—	—	(97)
Change in fair value of available for sale securities	—	—	—	—	(1,990)	—	—	(1,990)
Net income (loss)	—	—	—	(252,134)	—	—	2,625	(249,509)
Foreign currency translation	—	—	(95)	—	(7,545)	—	—	(7,640)
Distributions to joint venture partners	—	—	—	(7,615)	—	—	(10,993)	(18,608)
Balance at December 31, 2016	89,717	$89	$1,033,729	$254,915	$(70,428)	$(842,952)	$119,291	$494,644

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net income (loss)	$(249,509)	$(188,930)	$118,822
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,734	1,631	2,605
Amortization of trademarks and other intangibles	1,727	3,088	4,530
Amortization of deferred financing costs	8,364	4,826	5,263
Amortization of convertible note discount	21,745	31,455	29,616
Stock-based compensation expense	6,805	11,449	18,492
Non-cash gain on re-measurement of equity investment	—	(49,990)	(28,898)
Provision for doubtful accounts	13,530	25,128	9,627
Earnings on equity investments in joint ventures	(3,578)	(5,330)	(11,325)
Distributions from equity investments	4,500	5,954	7,145
Gain on sale of fixed assets	—	(225)	—
Impairment of trademarks and goodwill	443,221	437,524	—
Gain on sale of securities	—	—	(342)
Gain on sale of trademarks	(38,104)	—	(6,399)
Gain on sale of Complex Media	(10,164)	—	—
Loss on extinguishment of debt, net	5,903	—	—
Gain on settlement with former management	(7,328)	—	—
Deferred income tax provision	(95,580)	(112,836)	32,124
Gain on foreign currency translation	(1,484)	(9,488)	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	4,159	(12,893)	(22,575)
Other assets – current	(7,567)	(1,779)	(13,209)
Other assets	9,664	15,886	(4,142)
Deferred revenue	(8,015)	8,158	(5,025)
Accounts payable and accrued expenses	22,153	26,613	23,700
Net cash provided by operating activities	122,176	190,241	160,009
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(3,636)	(1,433)	(1,505)
Acquisition of interest in Galore Media	(500)	—	—
Acquisition of interest in Latin America	—	—	(42,000)
Acquisition of interest in NGX	—	—	(6,000)
Acquisition of interest in Hydraulic	—	—	(6,000)
Acquisition of interest in iBrands	—	—	(2,500)
Acquisition of interest in Iconix China, net of cash acquired	—	(20,400)	—
Acquisition of interest in Pony	—	(37,000)	—
Acquisition of interest in Strawberry Shortcake	—	(95,000)	—
Acquisition of interest in LC Partners US	(1,250)	—	—
Issuance of note to American Greetings	—	(10,000)	—
Proceeds received from note due from American Greetings	5,000	3,750	—
Acquisition of trademarks from Iconix Southeast Asia	(5,600)	(3,500)	—
Purchase of securities	—	—	(5,998)
Proceeds received from note due from Buffalo International	6,962	7,727	8,948
Proceeds from sale of BBC Ice Cream	3,500	—	—
Proceeds from sale of Badgley Mischka	14,000	—	—
Proceeds from sale of Sharper Image	98,250	—	—
Proceeds from sale of interest in certain Badgley Mischka related assets in respect of the Greater China territory	1,200	—	—
Proceeds from sale of interest in TangLi International Holdings, Ltd.	11,352	—	—
Proceeds from sale of interest in Mecox Lane Limited	363	—	—
Proceeds from sale of interest in Complex Media	35,284	—	—

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Proceeds from sale of minority interest in Umbro trademarks in the Greater China territory	2,500	—	—
Proceeds from the sale of securities	—	—	6,341
Proceeds from sale of trademarks and related notes receivable	3,165	3,030	—
Proceeds from sale of fixed assets	—	225	—
Additions to trademarks	(427)	(438)	(915)
Net cash provided by (used in) investing activities	170,163	(153,039)	(49,629)
Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	—	(12,391)	(193,434)
Proceeds from Variable Funding Notes	—	100,000	—
Proceeds from long-term debt	300,000	—	—
Proceeds from sale of trademarks and related notes receivables to consolidated joint ventures	11,430	21,162	24,915
Payment of long-term debt	(253,490)	(61,124)	(62,856)
Repurchase of convertible notes	(178,973)	—	—
Payment of make-whole premium on repayment of long-term debt	(4,294)	—	—
Prepaid financing costs	(35,754)	(496)	—
Acquisition of interest in Scion	—	(6,000)	—
Payment to Purim	(2,000)	(2,000)	—
Distributions to non-controlling interests	(18,608)	(22,080)	(18,064)
Excess tax benefit from share-based payment arrangements	—	(2,006)	10,706
Tax benefit related to amortization of convertible notes' discount	154	—	—
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(620)	(15,515)	(16,024)
Proceeds from exercise of stock options and warrants	—	321	10,088
Restricted cash	(127,725)	10,015	(9,163)
Net cash provided by (used in) financing activities	(309,880)	9,886	(253,832)
Effect of exchange rate changes on cash	(3,019)	(5,156)	(7,298)
Net increase (decrease) in cash and cash equivalents	(20,560)	41,932	(150,750)
Cash and cash equivalents, beginning of period	169,971	128,039	278,789
Cash and cash equivalents, end of period	$149,411	$169,971	$128,039

	Year Ended	Year Ended	Year Ended
Supplemental disclosure of cash flow information:	December 31, 2016	December 31, 2015	December 31, 2014
Cash paid during the period:
Income taxes (net of refunds received)	$7,534	$(11,724)	$3,508
Interest	$59,601	$48,102	$48,224
Non-cash investing and financing activities:
Issuance of shares in connection with repurchase of convertible notes	$51,325	$—	$—
Sale of trademarks for note receivable	$—	$—	$51,246
Shares repurchased on the open market included in payable	$—	$—	$3,156
Issuance of shares in connection with purchase of Iconix China	$—	$15,703	$—
Note payable in connection with purchase of Umbro China and Lee Cooper China trademarks	$—	$8,400	$—
Make-whole premium on repayment of long-term debt	$6,751	$—	$—

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information as of and for the Years Ended December 31, 2016 and 2015 and for the Year Ended December 31, 2014

(dollars are in thousands (unless otherwise noted), except per share data)

The Company

General

Iconix Brand Group is a brand management company and owner of a diversified portfolio of over 30 global consumer brands across the Company’s operating segments:  women’s, men’s, entertainment, home and international. The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

At December 31, 2016, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer ® , Rampage  ® , Mudd  ®  , London Fog  ®  , Mossimo  ®  , Ocean Pacific/OP  ®  , Danskin /Danskin Now ®  , Rocawear  ®  /Roc Nation  ®  , Cannon  ®  , Royal Velvet  ®  , Fieldcrest  ®  , Charisma  ®  , Starter  ®  , Waverly  ®  , Ecko Unltd  ®  /Mark Ecko Cut & Sew  ®  , Zoo York  ®  , Umbro ®, Lee Cooper  ®, Strawberry Shortcake ®, and Artful Dodger  ®; and interests in Material Girl  ®  , Peanuts  ®  , Ed Hardy ®  , Truth or Dare  ®  , Modern Amusement  ®  , Buffalo  ®  , Nick Graham  ® , Hydraulic  ® , and PONY ®.

The Company looks to monetize the intellectual property (herein referred to as “IP”) related to its brands throughout the world and in all relevant categories by licensing directly with leading retailers (herein referred to as “direct to retail”), through consortia of wholesale licensees, through joint ventures in specific territories and through other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels from the mass tier (e.g. Wal-Mart) to better department stores (e.g. Macy’s) and, in the case of the Peanuts brand, through various media outlets, including television, movies, digital and mobile content. The licensees are responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with advertising and promotional campaigns designed to increase brand awareness. Additionally, the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital and without inventory, production or distribution costs or risks and maintain high margins. The majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows.

A key initiative in the Company’s global brand expansion plans has been the formation of international joint ventures. The strategy in forming international joint ventures is to partner with best-in-class, local partners to bring the Company’s brands to market more quickly and efficiently, generating greater short- and long-term value from its IP, than the Company believes is possible if it were to build-out wholly-owned operations ourselves across a multitude of regional or local offices. Since September 2008, the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel, Iconix Middle East, Umbro China and Danskin China.

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

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and, in accordance with U.S. GAAP and accounting for variable interest entities (where the Company is the primary beneficiary) and majority owned subsidiaries, the Company consolidates fifteen joint ventures (Peanuts Holdings, Hardy Way, Icon Modern Amusement, Alberta ULC, Iconix Europe, Hydraulic IP Holdings, NGX, LLC, Iconix China (100% owned as of March 2015), US PONY Holdings, Iconix Latin America (100% owned as of February 2014), Iconix Canada, Iconix Israel, Iconix Middle East, Iconix Southeast Asia, LC Partners US (100% owned as of December 2016), Umbro China and Danskin China; see Note 3 for explanation). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Since January 1, 2014, the Company has acquired the following brands:

Date Acquired	Brand
March 2015	Strawberry Shortcake

Since January 1, 2014 the Company has acquired ownership interest in various brands through its investments in joint ventures. The chart below illustrates the Company’s ownership interest in these joint ventures as of December 31, 2016:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix’s Investment
November 2014	Nick Graham	NGX	51%
December 2014	Hydraulic	Hydraulic IP Holdings	51%
February 2015	PONY	US PONY Holdings	75%

Further, since January 1, 2014 the Company established the following joint ventures to develop and market the Company’s brands in specific markets:

Date Created	Investment / Joint Venture	Iconix’s Investment
March 2014	LC Partners US(1)	100%
December 2014	Iconix Middle East(2)	55%
July 2016	Umbro China	95%
October 2016	Danskin China(3)	100%

(1)

At formation of the joint venture in March 2014, the Company had a 50% ownership interest in LC Partners US.  In December 2016, the Company entered into an agreement with Rise Partners, LLC (“Rise Partners”) to acquire the remaining 50% ownership interest in LC Partners US.  As of December 31, 2016, the Company has a 100% ownership interest in this entity.

(2)

At formation of the joint venture in December 2014, the Company had a 50% ownership interest in Iconix Middle East.  In December 2016, the Company irrevocably exercised its call option to acquire an additional 5% ownership interest from Global Brands Group Asia Limited (“GBG”) in order to increase the Company’s ownership interest in Iconix Middle East to 55%.  Such acquisition closed in February 2017.

(3)

In October 2016, the Company formed the Danskin China Limited as a wholly-owned indirect subsidiary to hold the Danskin trademarks and related assets in respect of mainland China and Macau.  The Company entered into an agreement with Li-Ning (China) Sports Goods Co., Ltd. who will purchase up to a 50% interest (and no less than a 30% interest) in Danskin China Limited.  The purchase of the equity interest is expected to occur over a three-year period commencing on March 31, 2019.  Refer to Note 3 for further details.  As of December 31, 2016, the Company’s ownership interest in Danskin China Limited was 100%.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of actual cash as well as cash equivalents, defined as short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase.  In addition, as of December 31, 2016, approximately $68.5 million, or 21%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations.

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

One customer accounted for 13% of the Company’s total revenue for the year ended December 31, 2016 (“FY 2016”), 14% of the Company’s total revenue for the year ended December 31, 2015 (“FY 2015”), and 14% of the Company’s total revenue for the year ended December 31, 2014 (“FY 2014”).

Accounts Receivable

Accounts receivable are reported at amounts the Company expects to be collected, net of provision for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s payment history and account aging. As of December 31, 2016 and 2015, the Company’s provision for doubtful accounts was $19.4 million and $8.4 million, respectively.

One customer accounted for approximately 11% and 10% of the Company’s accounts receivable, (which includes long-term accounts receivables included in other assets on the Company’s consolidated balance sheets) as of December 31, 2016 and December 31, 2015, respectively.

Derivatives

The Company’s objective for holding any derivative financial instruments is to manage interest rate risks, and in the case of our convertible notes, dilution risk. The Company does not use financial instruments for trading or other speculative purposes. From time to time the Company uses derivative financial instruments to hedge the variability of anticipated cash flows of a forecasted transaction (a “cash flow hedge”). The Company’s strategy related to these derivative financial instruments has been to use foreign currency forward contracts to hedge a portion of anticipated future short-term license revenues to offset the effects of changes in foreign currency exchange rates (primarily between the U.S. dollar and the Japanese Yen).  The Company had no such derivative instruments in FY 2016 or FY 2015.  The Company also uses hedges to offset a portion of the effect of potential dilution on our convertible notes.  See Note 6 for discussion on hedges related to the 1.50% Convertible Notes.

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

For restricted stock which is measured based on market conditions, the Company values the stock utilizing a Monte Carlo simulation factoring key assumptions such as the stock price at the beginning and end of the period, risk free interest rate, expected dividend yield when simulating total shareholder return, expected dividend yield when simulating the Company’s stock price, stock price volatility and correlation coefficients.  Restricted stock based on market conditions is included in total common shares outstanding upon the achievement of the performance metrics.  Restricted stock based on market conditions is included in total diluted shares outstanding when the performance metrics have been deemed earned but not issued.

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

Deferred Financing Costs

The Company incurred costs (primarily professional fees and placement agent fees) in connection with borrowings under senior secured notes, convertible bond offerings and the senior secured term loan. These costs have been deferred and are being amortized using the effective interest method over the life of the related debt.

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

Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; and (iv) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. During FY 2016, FY 2015 and FY 2014, there were no impairments of long-lived assets other than the non-cash impairment charges for goodwill and trademarks in FY 2015 and FY 2016.  See Note 2 for further details.

Goodwill and Trademarks

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. On an annual basis and as needed, the Company tests goodwill and indefinite life trademarks for impairment through the use of discounted cash flow models. Other intangibles with determinable lives, including certain trademarks, license agreements and non-compete agreements, are evaluated for the possibility of impairment when certain indicators are present, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 1 to 15 years).  Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; and (iv) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.  In the fourth quarter of FY 2016 and FY 2015, the Company recognized non-cash impairment charge for goodwill of $18.3 million and $35.1 million, respectively.  In the fourth quarter of FY 2016 and FY 2015, the Company recognized non-cash impairment charge for trademarks of $424.9 million and $402.4 million, respectively.  During FY 2014, the Company did not recognize any impairment charges for goodwill or trademarks.  Refer to Note 2 for further details.

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

Revenue Recognition

The Company enters into various license agreements that provide revenues based on minimum royalties and advertising/marketing fees and additional revenues based on a percentage of defined sales. Minimum royalty and advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales. Payments received as consideration of the grant of a license are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheets as deferred license revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement.  Similarly, advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s consolidated balance sheet in deferred license revenue at the time the payment is received.  Revenue is not recognized unless collectability is reasonably assured. If licensing arrangements are terminated prior to the original licensing period, we will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants and vesting of restricted stock. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options, warrants, convertible debt and restricted stock outstanding were exercised into common stock.

We may be required to calculate basic earnings (loss) per share using the two-class method as a result of the Company’s redeemable non-controlling interests.  To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable non-controlling interest, net (loss) income attributable to Iconix Brand Group, Inc. (used to calculate earnings (loss) per share) could be negatively impacted by that increase, subject to certain limitations.  The partial or full recovery of any reductions to net (loss) attributable to Iconix Brand Group, Inc. (used to calculate earnings (loss) per share) is limited to any cumulative prior-period reductions.  For FY 2016, FY 2015 and FY 2014, there was no impact to earnings (loss) per share for adjustments related to the Company’s redeemable non-controlling interests.

Advertising Campaign Costs

All costs associated with production for the Company’s national advertising campaigns are expensed during the periods when the activities take place. All other advertising costs such as print and online media are expensed when the advertisement occurs. Advertising expenses for FY 2016, FY 2015 and FY 2014 amounted to $31.8 million, $32.3 million, and $29.7 million, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes certain gains and losses that, under U.S. GAAP, are excluded from net income (loss) as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income (loss) is primarily comprised of net income (loss), foreign currency translation and changes in fair value of available for sale securities.

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

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, this guidance was updated, which defers the effective date by one year and permits early adoption for annual and interim periods beginning on or after December 15, 2016.  This guidance is effective for interim and annual periods beginning on or after December 15, 2017.  Companies will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. We are continuing to assess the potential impact of this guidance, including the impact on those areas currently subject to industry-specific guidance such as licensing of intellectual property.  As part of the Company’s assessment, we are reviewing representative samples of licensing contracts to determine the impact on revenue recognition under the new guidance.  Our  method of adoption will in part be based on the degree of change identified in our assessment.

In January 2016, FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, includes amendments on recognition, measurement, presentation, and disclosure of financial instruments.  It requires an entity to (1) measure equity investments at fair value through net income, with certain exceptions; (2) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (3) present financial assets and financial liabilities by measurement category and form of financial asset; (4) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (5) assess a valuation allowance on deferred tax assets related to unrealized losses on available-for-sale debt securities in connection with other deferred tax assets.  The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes.  The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.  The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Certain provisions of the ASU are eligible for early adoption.  The Company is continuing to evaluate the impact of adopting this guidance on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company’s leases are considered operating leases and are not capitalized under ASC 840.  Under ASC 842, the majority of these leases will qualify for capitalization and will result in the recognition of lease assets and lease liabilities once the new standard is adopted.  The Company is in the process of reviewing lease contracts to determine the impact of adopting ASU 2016-02.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.”  The primary purpose of this ASU is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.  This ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted in any interim or annual period.  The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto, however, it does not anticipate that the new guidance will have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01,”Business Combinations (Topic 805) - Clarifying the Definition of a Business”, to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisition (or disposals) of assets or businesses.   The guidance is generally expected to result in fewer transactions qualifying as business combinations.  The ASU is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods.  This ASU should be applied prospectively on or after the effective date.  Early adoption is permitted.  We are currently evaluating the impact of adopting this guidance.

In February 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment”, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment.  The ASU is effective for public business entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  This ASU should be applied prospectively.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We will adopt this accounting guidance in future periods.

Presentation of Prior Year Data

Certain reclassifications, which were immaterial, have been made to conform prior year data to the current presentation.

During FY 2016, the Company noted that the redeemable non-controlling interest attributable to a put option held by one of the Company’s consolidated joint venture partners had not been properly eliminated during December 2015 at the time the Company purchased certain assets underlying such put option.  A balance sheet reclassification adjustment of $21.3 million was recorded in the consolidated balance sheet as of December 31, 2015 to reduce redeemable non-controlling interest and increase non-controlling interest.  This adjustment has also been reflected in the “purchase of minority interest in consolidated joint venture” line item within in the consolidated statement of stockholders’ equity as of December 31, 2015.

2. Goodwill and Trademarks and Other Intangibles, net

Goodwill

Goodwill by reportable operating segment and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

	Women's	Men's	Home	Entertainment	International	Consolidated
Net goodwill at December 31, 2014	$111,749	$37,170	$42,899	$17,654	$23,304	$232,776
Acquisitions	—	14,702	—	35,375	9,639	59,716
Foreign Currency Adjustment	—	—	—	—	(265)	(265)
Impairment	—	(32,017)	—	—	(3,115)	(35,132)
Net goodwill at December 31, 2015	$111,749	$19,855	$42,899	$53,029	$29,563	$257,095
Dispositions	—	—	(14,485)	—	—	(14,485)
Impairment	—	(18,331)	—	—	—	(18,331)
Net goodwill at December 31, 2016	$111,749	$1,524	$28,414	$53,029	$29,563	$224,279

Goodwill amounts at December 31, 2015 and December 31, 2014 have been updated to conform to the new reporting units as discussed further below.

In December 2016, the Company completed the sale of the Sharper Image brand and related assets.  As a result of this transaction, the Company allocated $14.5 million of goodwill in the home segment to the sale.

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

The Company identifies its operating segments according to how business activities are managed and evaluated. Prior to October 1, 2016, the Company had disclosed the following reportable operating segments: men’s, women’s, home, and entertainment. In October 2016, the Company reviewed its business activities, how they are managed and evaluated, and determined that it would reflect five distinct reportable operating segments: men’s, women’s, home, entertainment, and international.  These operating segments represent individual reporting units for purposes of evaluating goodwill for impairment. The fair value of the reporting unit is determined using discounted cash flow analysis and estimates of sales proceeds with consideration of market participant data. As a corroborative source of information, the Company evaluates the estimated aggregate fair values of its reporting units to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis) to verify the reasonableness of the fair value of its reporting units. The control premium is estimated based upon control premiums observed in comparable market transactions. As none of the Company’s reporting units are publicly-traded, individual reporting unit fair value determinations do not directly correlate to the Company’s stock price. The Company monitors changes in the share price to ensure that the market capitalization continues to exceed or is not significantly below the carrying value of our total net assets. In the event that our market capitalization is below the book value of the Company’s aggregate fair value of its reporting units, we consider the length and severity of the decline and the reason for the decline when evaluating whether potential goodwill impairment exists. Additionally, if a reporting unit does not appear to be achieving the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on revised projections, as deemed appropriate.  The annual evaluation of goodwill is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.  Utilizing the Income Approach, the Company performed a two-step goodwill impairment test and an intangible asset impairment test using a discounted cash flow analysis to evaluate whether the carrying value of each of its segments exceeded its fair value.

For FY 2016, based upon the results of step 1, the Company noted that the carrying value of the men’s segment exceeded its fair value after first reflecting the impairment to trademarks.  In accordance with step 2 of the goodwill impairment test, the Company recorded a non-cash impairment charge of $18.3 million in the fourth quarter of FY 2016 in its men’s segment.  The fair value of each of the other segments of the Company exceeded their respective book value and accordingly, no goodwill impairment was recognized for these segments during the fourth quarter of fiscal 2016.

For FY 2015, based upon the results of step 1, and after taking into consideration the Company’s new operating segments identified during the fourth quarter of FY 2016, the Company noted that the carrying value of the men’s and international segment exceeded its fair value after first reflecting the impairment to trademarks.  In accordance with step 2 of the goodwill impairment test and based on the Company’s evaluation of the results of the goodwill impairment test, the Company recorded a non-cash impairment charge of $35.1 million in the fourth quarter of FY 2015 in its men’s and international segment primarily due to the decline in net sales as noted above and to a lesser extent changes to certain inputs and assumptions in the valuation model.  The fair value of the goodwill in the other segments of the Company exceeded the book value of the goodwill and accordingly, no goodwill impairment was recognized for these segments during the fourth quarter of fiscal 2015.

  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		December 31, 2016		December 31, 2015
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks and copyrights	Indefinite	$1,207,131	$—	$1,691,411	$—
Definite-lived trademarks	10-15	8,958	8,870	14,626	12,082
Non-compete agreements	2-15	940	920	940	686
Licensing contracts	1-9	4,819	3,815	4,844	2,529
		$1,221,848	$13,605	$1,711,821	$15,297
Trademarks and other intangibles, net			$1,208,243		$1,696,524

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy, Umbro, Modern Amusement, Buffalo, Lee Cooper, Hydraulic, Nick Graham, Strawberry Shortcake and Pony have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s consolidated statements of operations. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

The Company recorded impairment charges for indefinite-lived intangible assets consisting of trademarks in the fourth quarter of fiscal 2016. In connection with the preparation of the Company's financial statements for the fourth quarter of fiscal 2016, the Company concluded that the primary drivers of the impairment charges were a revision to the Company’s operating segments and weakness in each of our men’s and home segments.

The Company recorded impairment charges for indefinite-lived intangible assets consisting of trademarks in the fourth quarter of fiscal 2015. In connection with the preparation of the Company's financial statements for the fourth quarter of fiscal 2015, which after taking consideration of the new operating segments identified in the fourth quarter of FY 2016, the Company concluded that the decline in net sales of certain brands within the Men’s segment, Home segment and International segment as well as a decline in future guaranteed minimum royalties from license agreements for these brands were indicators of impairment.

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

In the fourth quarter of FY 2016, the Company recorded a total non-cash asset impairment charge of $424.9 million which is comprised of $144.6 million in the men’s segment, $31.5 million in the women’s segment, $50.0 million in the home segment, $5.1 million in the entertainment segment and $193.7 million in the international segment to reduce various trademarks in those segments to fair value.

In the fourth quarter of FY 2015, and after taking in to consideration the new operating segments identified in the fourth quarter of FY 2016, the Company recorded a total non-cash asset impairment charge of $402.4 million which is comprised of $327.8 million in the men’s segment, $37.8 million in the home segment, $34.6 million in the international segment, and $2.2 million in the women’s segment to reduce various trademarks in those segments to fair value.

Changes in estimates and assumptions used to determine whether impairment exists or changes in actual results compared to expected results could result in additional impairment charges in future periods.

There was no impairment of the indefinite-lived trademarks during FY 2014. Further, as it relates to the Company’s definite-lived trademarks, and consistent with ASC Topic 360, there was no impairment of the definite-lived trademarks during FY 2016, FY 2015, and FY 2014.

Other amortizable intangibles primarily include non-compete agreements and contracts and are amortized on a straight-line basis over their estimated useful lives of 1 to 15 years. Certain trademarks are amortized using estimated useful lives of 10 to 15 years with no residual values.

In December 2016, the Company sold the rights to the Sharper Image intellectual property and related assets.  As a result of this transaction, the Company’s indefinite-lived trademarks decreased by $55.6 million.  Refer to Note 4 for further details.

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

Amortization expense for intangible assets for FY 2016, FY 2015 and FY 2014 was $1.7 million, $3.1 million and $4.5 million, respectively. The Company projects amortization expenses to be $0.8 million, $0.3 million, $0.1 million, $0.0 million and $0.0 million for FY 2017, FY 2018, FY 2019, FY 2020 and FY 2021, respectively.

3. Consolidated Entities, Joint Ventures and Investments

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

As part of this transaction, the Company also acquired, through its ownership of 100% of Iconix China, equity interests in the following private companies with an aggregate fair value of approximately $38.9 million: Candies Shanghai Fashion Co. Ltd. (which can be put by Iconix China to Shanghai La Chappelle Fashion Co., Ltd. for cash based on a pre-determined formula); Mark Ecko China Ltd.; Ningbo Material Girl Fashion Co., Ltd.; Tangli International Holdings Ltd. (subsequently sold in April 2016 – see Note 4 for further detail); and Ecko Industry (Shanghai) Co., Ltd. See section entitled “Investments in Iconix China” for further detail on such investments.

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

For FY 2015, post-acquisition, the Company recognized approximately $7.9 million in revenue from such assets. The $35.4 million of goodwill resulting from the 2015 acquisition is deductible for income tax purposes.

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

Iconix Middle East Joint Venture

In December 2014, the Company formed Iconix MENA (“Iconix Middle East”) a wholly owned subsidiary of the Company and contributed to it substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “Middle East Territory”). Shortly thereafter, Global Brands Group Asia Limited (“GBG”), purchased a 50% interest in Iconix Middle East for approximately $18.8 million. GBG paid $6.3 million in cash upon the closing of the transaction and committed to pay an additional $12.5 million over the 24-month period following closing. As of December 31, 2016, this obligation was paid in full.  As of December 31, 2016, the redeemable non-controlling interest of Iconix MENA was $19.5 million which was recorded on the Company’s consolidated balance sheet as mezzanine equity.

Pursuant to the joint venture agreement entered into in connection with the formation of Iconix Middle East, each of GBG and the Company holds specified put and call rights, respectively, relating to GBG’s ownership interest in the joint venture.

Company Two-Year Call Option: At any time during the six month period commencing December 19, 2016, the Company had the right to call up to 5% of the total equity in Iconix Middle East from GBG for an amount in cash equal to $1.8 million.

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

In December 2016, the Company irrevocably exercised its call right to acquire an additional 5% equity interest in Iconix Middle East from GBG for total cash consideration of $1.8 million.  After taking into effect this transaction and as of December 31, 2016, the Company’s ownership interest in Iconix Middle East effectively increased to 55%.  Such acquisition closed in February 2017.  In addition to the increase in ownership interest, the joint venture agreement gives the Company the sole discretion and power to direct the activities of the Iconix Middle East joint venture that most significantly impact the joint venture’s economic performance.  As a result of this transaction, the Company continues to consolidate this joint venture in its consolidated financial statements in accordance with ASC 810.

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

LC Partners U.S.

In March 2014, the Company formed LC Partners US, LLC (“LCP”), a wholly-owned subsidiary of the Company, and contributed to it substantially all its rights to the Lee Cooper brand in the US through an agreement with LCP. Shortly thereafter, Rise Partners, LLC (“Rise Partners”), purchased a 50% interest in LCP for $4.0 million, of which $0.8 million in cash was received during FY 2014, with the remaining $3.2 million to be paid in four equal annual installments on the first through the fourth anniversaries of the closing date. As of December 31, 2016, this obligation was fully satisfied as part of the Company’s purchase of the remaining 50% interest in LCP from Rise Partners as discussed below.

In December 2016, the Company entered into an agreement with Rise Partners whereby the Company purchased the remaining 50% interest of LCP for a total consideration of $3.3 million.  As a condition to the closing of the transaction, Rise Partners delivered an irrevocable payment instruction to pay $2.0 million to Red Diamond to satisfy Rise Partners’ remaining purchase price installment payment balance.  After taking in to effect this transaction and as of December 31, 2016, the Company maintains 100% ownership interest in LCP.

Iconix Israel Joint Venture

In November 2013, the Company formed Iconix Israel. LLC (“Iconix Israel”), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) through an agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million in cash upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As of December 31, 2016, the $0.2 million remaining due to the Company from MGS is netted against the non-controlling interest on the consolidated balance sheet.

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

In December 2016, the Company amended the Iconix Israel joint venture agreement to obtain the sole discretion and power to direct the activities of the Iconix Israel joint venture that most significantly impact its economic performance which requires the Company to continue to consolidate this joint venture in its consolidated financial statements in accordance with ASC 810.

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

In June 2014, the Company contributed substantially all rights to its wholly-owned and controlled brands in the Republic of Korea, and its Ecko, Zoo York, Ed Hardy and Sharper Image Brands in the European Union, and Turkey, in each case, to Iconix SE Asia. In return, GBG agreed to pay the Company $15.9 million, of which $4.0 million was paid in cash at closing. The Company guaranteed minimum distributions of $2.5 million in the aggregate through FY 2015 to GBG from the exploitation in the European Union and Turkey of the brands contributed to Iconix SE Asia as part of this transaction. As a result of this transaction, the Company incurred $5.4 million of marketing costs which were accounted for as a reduction to the cash received.  In September 2014, the Company’s subsidiaries contributed substantially all rights to their Lee Cooper and Umbro brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (together, the “Greater China Territory”), to Iconix SE Asia. In return, GBG agreed to pay the Company $21.5 million, of which $4.3 million was paid at closing. The Company guaranteed minimum distributions of $5.1 million in the aggregate through FY 2017 to GBG from the exploitation in the Greater China Territory of the brands contributed to Iconix SE Asia as part of this transaction.  In December 2015, the Company purchased GBG’s effective 50% interest in such brands as described below.

As of December 31, 2016, $3.9 million, net of discount for present value, remaining due to the Company from GBG for the above transactions is netted against the redeemable non-controlling interest on the consolidated balance sheet.  As of December 31, 2016, the redeemable non-controlling interest of Iconix SE Asia was $22.9 million, net of the $3.9 million due from GBG which was recorded on the Company’s consolidated balance sheet as mezzanine equity.

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

In December 2015, the Company purchased GBG’s effective 50% interest in the Umbro and Lee Cooper trademarks in Greater China for $24.7 million.  The Company, through its wholly-owned subsidiaries, will pay consideration of $24.7 million to GBG which represents GBG’s 50% ownership interest in these trademarks.  Immediately prior to the consummation of this transaction, the Company, and its wholly owned subsidiaries, had a receivable from GBG of $9.4 million, which represented the balance still owed by GBG from the original September 2014 transaction.  It was agreed upon by both parties that this balance would be set off against the consideration to be paid by the Company.  At closing, the Company paid $3.5 million in cash to GBG and recorded amounts owed to GBG of approximately $5.2 million and $5.4 million paid to GBG, net of discounts, in accounts payable and other accrued expenses and other long term liabilities, respectively, on the consolidated balance sheet.  As of December 31, 2016, a total of $5.4 million, net of discount for present value, remaining due to GBG for the above transaction is recorded in accounts payable and other accrued expenses and other long term liabilities for $1.7 million and $3.7 million, respectively, on the consolidated balance sheet.  The excess of the purchase price over the non-controlling interest balance was $2.2 million which was recorded to additional paid-in-capital.

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

As of December 31, 2016, $5.8 million, net of discount for present value, remaining due to the Company from Buffalo International for the above transactions is netted against the non-controlling interest on the consolidated balance sheet.

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

In January 2014, the Company consented to the purchase of BIV’s 50% ownership interest in Iconix Europe by GBG. In exchange for this consent, the Company received $1.5 million from GBG. As a result of this transaction, the Company recorded revenue of $1.5 million, which is included in licensing revenue in the Company’s consolidated statement of operations for FY 2014. In addition, the Company acquired an additional 1% equity interest in Iconix Europe from GBG, and amended the operating agreement (herein referred to as the “IE Operating Agreement”) thereby increasing its ownership in Iconix Europe to a controlling

51% interest and reducing its preferred profit distribution from Iconix Europe to $3.0 million after which all profits and losses are recognized 51/49 in accordance with each principal’s membership interest percentage.

The estimated fair value of the assets acquired, less liabilities assumed, is allocated as follows:

Fair value of 50% interest in Iconix Europe	$13,800
Value of initial equity investment prior to 2014 Buy-out	19,651
Loss on re-measurement of initial equity investment	(5,851)
$27,600
Trademarks	27,000
Cash	677
Working capital deficit, excluding cash	(77)
$27,600

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. As a result of this transaction, the Company owns a 51% membership interest in Iconix Europe compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide the minority shareholder with substantive participating rights in Iconix Europe. As such, Iconix Europe is subject to consolidation with the Company, which is reflected in the consolidated financial statements as of December 31, 2016.

Pursuant to the IE Operating Agreement, for a period following the fifth anniversary of the January 2014 transaction and again following the eighth anniversary of the January 2014 transaction, the Company has a call option to purchase, and GBG has a put option to initiate the Company’s purchase of GBG’s 49% equity interests in Iconix Europe for a calculated amount as described below.

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

As a result of the January 2014 transaction, the Company records this redeemable non-controlling interest as mezzanine equity on the Company’s consolidated balance sheet. The Company is accreting the difference between the redemption value of the put option and the non-controlling interest at inception over the five-year term of the first put option to retained earnings on the Company’s balance sheet.  As of December 31, 2016, the redeemable non-controlling interest for Iconix Europe was $14.3 million which was recorded on the Company’s consolidated balance sheet as mezzanine equity.

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

The Buffalo brand trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated statement of operations. The goodwill and trademarks are subject to a test for impairment on an annual basis. Of the total consideration paid, $36.9 million (which is net of a discount) has been classified as a note receivable as the fair value of the transaction and the related guaranteed minimum royalties, which the Company will receive through FY 2016 under the BII license agreement could not be established at the acquisition date. As of December 31, 2016, $2.5 million remaining due to the Company from BII for the above transactions is recorded in other assets – current on the consolidated balance sheet.  The $7.1 million of goodwill resulting from this acquisition is deductible for income tax purposes.

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

Umbro China

In July 2016, the Company executed an agreement with MH Umbro International Co. Limited (MHMC) to sell up to an aggregate 50% interest in a newly registered company in Hong Kong which holds the Umbro intellectual property in respect of the Greater China territory for total cash consideration of $25.0 million.  The acquisition of such equity is expected to occur over a four-year period.  As stipulated in the agreement, on each anniversary subsequent to the close of the transaction, MHMC will pay a portion of the total cash consideration to the Company in return for a percentage of the total potential 50% equity interest.  In July 2016, the Company received $2.5 million in cash from MHMC for a 5% interest in Umbro China.  In accordance with ASC 810, the Company has recorded noncontrolling interest of $1.8 million for the sale of 5% interest in Umbro China to MHMC and the corresponding gain associated with the sale of this interest is recorded in additional paid in capital on the Company’s consolidated balance sheet as of December 31, 2016.

Pursuant to the Shareholder Agreement entered into in connection with the formation of Umbro China, each of MHMC and the Company holds specified call rights to purchase its partners’ ownership interest in the joint venture as described below.

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

Danskin China

In October 2016, the Company entered into an agreement with Li-Ning (China) Sports Goods Co., Ltd. (“LiNing”) to sell up to a 50% interest (and no less than a 30% interest) in its wholly-owned indirect subsidiary, Danskin China Limited (“Danskin China”), a new Hong Kong registered company, which holds the Danskin trademarks and related assets in respect of mainland China and Macau.  LiNing’s purchase of the equity interest in Danskin China is expected to occur over a three-year period commencing on March 31, 2019 (the “First Closing”) for cash consideration of $5.4 million.  The aggregate cash consideration paid by Li Ning for its ownership of Danskin China may, based on the percentage interest in Danskin China that Li Ning elects to purchase on each anniversary of the First Closing, increase to up to $8.6 million.

Equity Method Investments

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

As of December 31, 2016, approximately $1.0 million, net of discount for present value, remaining due to the Company from Reliance is included in other assets – current on the consolidated balance sheet.

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Reliance, that Iconix India is not a VIE and not subject to consolidation. The Company has recorded its investment under the equity method of accounting since inception.

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim is entitled to an additional $3.0 million. As of December 31, 2016, the total cash consideration has been fully paid.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Purim, MG Icon is a VIE and not subject to consolidation, as the Company is not the primary beneficiary of MG Icon. The Company has recorded its investment under the equity method of accounting.

Pursuant to the terms of the MG Icon operating agreement and subject to certain conditions, the Company is entitled to recognize a preferred profit distribution from MG Icon of at least $23.0 million, after which all profits and losses are recognized 50/50 in accordance with each principal’s membership interest percentage.  As of December 31, 2016, the Company recognized $21.7 million in distributions from its interest in MG Icon.

Galore Media, Inc.

In April 2016, the Company entered into agreements with Galore Media, Inc. (“Galore”), a marketing company formed in FY 2015 and still in a development stage.  Under the agreements, the Company purchased 50,050 shares of Series A Preferred Stock of Galore for $0.5 million and entered into arrangements pursuant to which the Company agreed to purchase up to an aggregate $0.5 million of marketing services from Galore in FY 2016.  In connection with the marketing services arrangement, the Company received warrants that, as the Company purchased specified levels of marketing services, became excerisable for additional shares of Galore’s Series A Preferred Stock at a nominal exercise price.  Upon closing of the investment on April 21, 2016, the Company exercised the initial warrant which resulted in the Company receiving an additional 46,067 shares of Series A Preferred Stock of Galore.  The Series A Preferred Stock carries voting rights, and the holders of the Series A Preferred Stock have the collective right to appoint one of five members of the Board of Directors of Galore as long as there are at least 48,000 Series A Preferred Shares outstanding.  Given these arrangements, the Company has an investment of approximately 11% of the equity of Galore.

Investments in Iconix China

Through our ownership of Iconix China (see above), we have equity interests in the following private companies which are accounted for as equity method investments:

Brands Placed	Entity	Ownership by Iconix China	Carrying Value of Investment As of December 31, 2016
Candie’s	Candies Shanghai Fashion Co., Ltd.	20%	$10,651
Marc Ecko	Shanghai MuXiang Apparel & Accesory Co. Limited	15%	2,270
Royal Velvet	Bai Shi Kou International (Qingdao) Home Products Co. Ltd.	20%	383
Material Girl	Ningbo Material Girl Fashion Co., Ltd.	20%	2,691
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	10,841
			$26,836

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

In July 2016, the Company received $35.3 million in connection with the sale of its interest in Complex Media.  An additional $3.7 million is being held in escrow to satisfy specified indemnification claims, with a portion of such escrow expected to be released twelve months following the closing of the transaction and the remainder expected to be released eighteen months following the closing of the transaction, subject to any such claims, at which time, the Company will record the gain within its consolidated statement of operations.  For FY 2016, the Company recognized a gain of $10.2 million as a result of this transaction which has been recorded in Other Income on the Company’s consolidated statement of operations.

Acquisition Expenses

During FY 2016, FY 2015 and FY 2014, pretax charges aggregating approximately $0.6 million, $1.0 million and $0.7 million, respectively, were recorded for legal expenses and other transaction costs related to the acquisitions described above, as well as unconsummated transactions under consideration during each year.

These charges, which were expensed in accordance with the accounting guidance for business combinations, are included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

4. Gains on Sale of Trademarks, net

The following table details transactions comprising gains on sales of trademarks, net in the consolidated statement of operations:

	December 31,	December 31,	December 31,
	2016	2015	2014
Sharper Image-Ecommerce/Domain Name(1)	$—	$—	$6,399
Interest in BBC and Ice Cream brands(2)	(593)	—	—
Badgley Mischka intellectual property and related assets(3)	11,812	—	—
Interest in Ed Hardy China trademarks (through ownership interest in TangLi International Ltd.)(4)	(1,950)	—	—
London Fog Korea trademark(5)	575	—	—
Interest in Badgley Mischka China trademark(6)	147	—	—
Sharper Image intellectual property and related assets(7)	28,113	—	—
Total gains on sales of trademarks	$38,104	$—	$6,399

(1)

In June 2014, the Company sold the exclusive right to the “sharperimage.com” domain name and Sharper Image trademark in connection with the operation of a branded website and catalog distribution in specified jurisdictions.  The Company recognized a gain of $6.4 million as a result of this transaction.

(2)	In January 2016, the Company sold its interest in the BBC and Ice Cream brands for $3.5 million in cash. The Company recognized a loss of $0.6 million as a result of this transaction.
(3)

In February 2016, the Company sold its rights to the Badgley Mischka intellectual property and related assets to Titan Industries, Inc. in partnership with the founders, Mark Badgley and James Mischka, and the apparel license MJCLK LLC for $13.8 million in cash.  The Company recognized a gain of $11.6 million as a result of this transaction.  The $11.6 million gain represented the sale of the Badgley Mischka intellectual property and related assets within the United States, Greater China, Israel and Latin America territories.  The Badgley Mischka intellectual property and related assets within other foreign territories is owned by certain of the Company’s joint venture entities and required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  As a result, in June 2016, the Company recognized an additional gain of approximately $0.2 million upon receipt of cash associated with the sale of the Badgley Mischka intellectual property and related assets which was previously owned by the Iconix Australia joint venture resulting in an aggregate gain on sale of the brand of $11.8 million.

(4)	In April 2016, the Company sold its interest in TangLi International, Ltd. (Ed Hardy China) for $11.4 million in cash. The Company recognized a loss of $1.9 million as a result of this transaction.
(5)

In June 2016, the Company sold its rights to the London Fog intellectual property in the South Korea territory to NS International Limited for 1.1 billion Korean Won (approximately $1.0 million) in cash.  The Company recognized a gain of approximately $0.6 million as a result of this transaction.

(6)

In September 2016, the Company sold its interest in certain Badgley Mischka trademarks for shoes and handbags in respect of the Greater China territory for $1.2 million in cash.  The Company recognized a gain of $0.1 million as a result of this transaction.

(7)

In December 2016, the Company sold the rights to the Sharper Image intellectual property and related assets to 360 Holdings, Inc. for $100.0 million in cash (of which $1.8 million is being held in escrow for the sale of the Sharper Image intellectual property in the Company’s international joint ventures).  The Company recognized a gain of $28.1 million as a result of this transaction.

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

Hedge Instruments

From time to time, the Company will purchase hedge instruments to mitigate statement of operations risk and cash flow risk of revenue and receivables. As of December 31, 2016, the Company had no other hedge instruments other than 1.50% Convertible Note Hedges (see Note 6).

Financial Instruments

As of December 31, 2016 and December 31, 2015, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and note payable from and to our joint venture partners approximate their carrying values. The fair value of our cost method investments is not readily determinable and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these cost method investments as of December 31, 2016 and December 31, 2015. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion(1)	$1,254,160	$1,228,324	$1,449,392	$1,240,244

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

Additionally, the fair value of the available-for-sale securities acquired as part of the FY 2015 purchase of our joint venture partners’ interest in Iconix China (refer to Note 3 for further details) were $1.9 million and $3.9 million as of December 31, 2016 and December 31, 2015, respectively, with the decrease in fair value of $2.0 million and $0.7 million recorded in accumulated other comprehensive income on the Company’s consolidated balance sheet as of December 31, 2016 and December 31, 2015, respectively.

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other”, (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. The Company recorded impairment charges on certain indefinite-lived and definited-lived assets during Q4 2016 and Q4 2015.  Refer to Note 2 for further information.  There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during FY 2014.

6. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	December 31, 2016	December 31, 2015
Senior Secured Notes	$651,784	$712,907
1.50% Convertible Notes(1)	277,518	357,453
2.50% Convertible Notes(2)	—	294,048
Variable Funding Note	100,000	100,000
Senior Secured Term Loan, net of original issue discount(3)	244,906	—
Unamortized debt issuance costs(4)	(20,048)	(15,016)
Total debt	1,254,160	1,449,392
Less current maturities	160,435	61,123
Total long-term debt	$1,093,725	$1,388,269

(1)

During FY 2016, the Company repurchased a total of $104.9 million par value (of which $51.7 million and $53.2 million were purchased in June 2016 and July 2016, respectively) of the 1.50% Convertible Notes.  See below for further details.

(2)

In April 2016, the Company repurchased $143.9 million par value of the 2.50% Convertible Notes.  Upon maturity of the notes on June 1, 2016, the Company repaid the remaining outstanding balance of $156.1 million in cash.  See below for further details.

(3)	In December 2016, the Company made a mandatory principal prepayment of $28.7 million on its Senior Secured Term Loan. See below for further details.

(4)	During the first quarter of FY 2016, the Company retrospectively adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. Refer to Note 1 for further details.

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

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the supplemental indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Company has been compliant with all covenants under the Notes through December 31, 2016.

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

As of December 31, 2016 and December 31, 2015, the total principal balance of the Notes was $751.8 million and $812.9 million, respectively, of which $95.3 million is included in the current portion of long-term debt on the consolidated balance sheet. As of December 31, 2016 and December 31, 2015, $112.4 million and $48.7 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For FY 2016, FY 2015 and FY 2014, cash interest expense relating to the Senior Secured Notes was approximately $33.6  million, $34.8 million and $35.2 million, respectively.

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

As of December 31, 2016 and December 31, 2015, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $277.5 million and $357.5 million, respectively, and is reflected on the consolidated balance sheets as follows:

	December 31, 2016	December 31, 2015
Equity component carrying amount	$48,767	$49,931
Unamortized discount	17,531	42,547
Net debt carrying amount	$277,518	$357,453

During FY 2016, the Company repurchased $104.9 million par value of the 1.50% Convertible Notes with a combination of $36.7 million in cash (including interest and trading fees) and the issuance of approximately 7.4 million shares of the Company’s common stock.  The Company accounted for this transaction in accordance with ASC 470-20 resulting in the recognition of a $9.6 million gain which is included in gain on extinguishment of debt, net in the Company’s consolidated statement of income for FY

2016, and a reacquisition of approximately $1.2 million of the embedded conversion option recorded within additional paid in capital on the Company’s consolidated balance sheet as of December 31, 2016.

For FY 2016, FY 2015, and FY 2014, the Company recorded additional non-cash interest expense of approximately $14.6 million, $16.2 million, and $15.3 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For FY 2016, FY 2015, and FY 2014 the Company recorded cash interest expense relating to the 1.50% Convertible Notes of approximately $5.2 million, $6.0 million and $6.0 million, respectively.

The 1.50% Convertible Notes do not provide for any financial covenants.

On March 18, 2013, the Company used a portion of the proceeds from the 1.50% Convertible Notes to repurchase 2,964,000 shares of its common stock in a private transaction with a third party for $69.0 million. See note 7 for further information on our stock repurchase program.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of December 31, 2016 and December 31, 2015, the balance of deferred income tax assets related to this transaction was approximately $5.6 million and $13.0 million, respectively.

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

The Company has evaluated the impact of adopting guidance issued under ASC 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through December 31, 2016, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

In April 2016, the Company repurchased $143.9 million par value of the 2.50% Convertible Notes for $145.6 million in cash (including interest and trading fees).  The Company accounted for this transaction in accordance with ASC 470-20, resulting in the recognition of a $1.2 million loss which is included in gain on extinguishment of debt, net in the Company’s consolidated statement of income for FY 2016.  The remaining outstanding balance of the 2.50% Convertible Notes, in an amount equal to $156.1 million, was repaid on June 1, 2016 (the maturity date).

For FY 2016, FY 2015, and FY 2014, the Company recorded additional non-cash interest expense of approximately $4.5  million, $12.7 million and $11.9 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For FY 2016, FY 2015, and FY 2014, cash interest expense relating to the 2.50% Convertible Notes was approximately $3.0 million, $7.5 million and $7.5 million, respectively.

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

IBG Borrower’s obligations under the Senior Secured Term Loan are guaranteed jointly and severally by the Company and the other Guarantors pursuant to a separate facility guaranty.  IBG Borrower’s and the Guarantors’ obligations under the Senior Secured Term Loan are secured by first priority liens on and security interests in substantially all assets of IBG Borrower, the Company and the other Guarantors and a pledge of substantially all equity interests of the Company’s subsidiaries (subject to certain limits including with respect to foreign subsidiaries) owned by the Company, IBG Borrower or any other Guarantor.  However, the security interests do not cover intellectual property and licenses associated with the exploitation of the Company’s Umbro® brand in Greater China, those owned, directly or indirectly by the Company’s subsidiary Iconix Luxembourg Holdings SARL or those subject to the Company’s securitization facility.  In addition, the pledges exclude certain equity interests of Marcy Media Holdings, LLC and the subsidiaries of Iconix China Holdings Limited.

In connection with the Credit Agreement, IBG Borrower, the Company and the other Guarantors have made customary representations and warranties.  In addition to adhering with certain customary affirmative covenants, IBG Borrower established a lock-box account, and IBG Borrower, the Company and the other Guarantors entered into account control agreements on certain deposit accounts.  The Credit Agreement also mandates that IBG Borrower, the Company and the other Guarantors maintain and allow appraisals of their intellectual property, perform under the terms of certrain licenses and other agreements scheduled in the Credit Agreement and report significant changes to or terminations of licenses generating guaranteed minimum royalties of more than $5 million.  IBG Borrower must satisfy a minimum asset coverage ratio of 1.25:1.00 and maintain a leverage ratio of no greater than 4.50:1.00.  The Company has been compliant with all covenants under the Senior Secured Term Loan from inception through December 31, 2016.

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

If an event of default occurs, in addition to the interest rate increasing by an additional 3% per annum, Cortland shall, at the request of Lenders holding more than 50% of the then-outstanding principal of the Senior Secured Term Loan, declare payable all unpaid principal and accrued interest and take action to enforce payment in favor of the Lenders.  An event of default includes, among other events, a change of control by which a person or group becomes the beneficial owner of 35% of the voting stock of the Company or IBG Borrower or a majority of the board of the Company or IBG Borrower changes during a set period.  Subject to the terms of the Credit Agreement, both voluntary and mandatory prepayments will trigger a make whole premium plus 3% of the aggregate principal amount during the first two years of the loan, and will carry a premium of 3% of the aggregate principal amount during the third year of the loan and 1% during the fourth year of the loan, with no premiums payable in subsequent periods.

In December 2016, as a result of the sale of the Sharper Image intellectual property and related assets and in accordance with the Credit Agreement, the Company was required to make a mandatory principal prepayment of $28.7 million and a corresponding prepayment premium of $4.3 million.  The Company wrote off a pro-rata portion of the Senior Secured Term Loan’s original issue discount and deferred financing costs of $2.1 million and $1.0 million, respectively.  As a result of this transaction, the Company recognized a loss on extinguishment of debt of $7.4 million which has been recorded on the Company’s consolidated statement of operations.

In January 2017, the Company made a voluntary prepayment and an additional mandatory prepayment of $23.0 million and $23.5 million, respectively, as well as a corresponding prepayment premium of $3.4 million and $3.4 million, respectively.  As the Company was contractually obligated to pay the prepayment premium prior to December 31, 2016, the Company recorded the aggregate $6.8 million of prepayment premium in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2016, with a corresponding amount recorded in loss on extinguishment of debt on the Company’s consolidated statement of operations for FY 2016.

The Company recorded cash interest expense of approximately $25.6 million to the Senior Secured Term Loan for FY 2016 as compared to none for FY 2015.

Debt Maturities

As of December 31, 2016, the Company’s debt maturities on a calendar year basis are as follows:

	Total	2017	2018	2019	2020	2021	Thereafter
Senior Secured Notes	$651,784	$95,203	$57,685	$57,685	$57,685	$57,685	$325,841
1.50% Convertible Notes(1)	$277,518	—	277,518	—	—	—	—
Variable Funding Notes	$100,000	—	100,000	—	—	—	—
Senior Secured Term Loan(2)	$244,906	65,232	15,000	15,000	15,000	134,674	—
Total	$1,274,208	$160,435	$450,203	$72,685	$72,685	$192,359	$325,841

(1)

Reflects the net debt carrying amount of the 1.50% Convertible Notes in the consolidated balance sheet as of December 31, 2016, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 1.50% Convertible Notes is $295.1 million.

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the consolidated balance sheet as of December 31, 2016.  The actual principal outstanding balance of the Senior Secured Term Loan is $263.7 million as of December 31, 2016.

7. Stockholders’ Equity

Stock Repurchase Program

In October 2011, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s common stock over a period of approximately three years (the “2011 Program”). In February 2013, the Company’s Board of Directors authorized another program to repurchase up to $300 million of the Company’s common stock over a three year period (the “February 2013 Program”). This program was in addition to the 2011 Program, which was fully expended as of February 27, 2013. In July 2013, the Company’s Board of Directors authorized a program to repurchase up to $300 million of the Company’s common stock over a period of approximately three years (“July 2013 Program”). The July 2013 Program was in addition to the February 2013 Program, which was fully expended on August 15, 2013. In February 2014, the Company’s Board of Directors authorized another program to repurchase up to $500 million of the Company’s common stock over a three year period (the “February 2014 Program” and together with the 2011 Program and the February 2013 Program, the “Repurchase Programs”). The February 2014 Program is in addition to the July 2013 Program.  The July 2013 Program expired on July 22, 2016.

The following table illustrates the activity under the Repurchase Programs, in the aggregate, for FY2016, FY 2015, FY 2014, FY 2013, FY 2012 and FY 2011:

	# of shares repurchased as part of stock repurchase programs	Cost of shares repurchased (in 000’s)	Weighted Average Price
FY 2016	—	$—	$—
FY 2015	360,000	12,391	34.42
FY 2014	4,994,578	193,434	38.73
FY 2013	15,812,566	436,419	27.60
FY 2012	7,185,257	125,341	17.44
FY 2011	1,150,000	19,138	16.64
Total, FY 2011 through FY 2016	29,502,401	$786,723	$26.67

As of December 31, 2016, $500.0 million remained available for repurchase under the February 2014 Program.

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

2016 Omnibus Incentive Plan

On November 4, 2016, the Company’s stockholders approved the Company’s 2016 Omnibus Incentive Plan (“2016 Plan”).  The 2016 Plan replaced and superseded the Amended and Restated 2009 Plan.  Under the 2016 Plan, all employees, directors, officers, consultants and advisors of the Company, including those of the Company’s subsidiaries, are eligible to be granted common stock, options or other stock-based awards.  There are 2.4 million shares of the Company’s common stock available for issuance under the 2016 Plan.

Shares Reserved for Issuance

At December 31, 2016, 2,112,675 common shares were reserved for issuance under the 2016 Plan. At December 31, 2016 there were no common shares available for issuance under any previous Company plan.

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

There was no compensation expense related to stock option grants or warrant grants during FY 2016, FY 2015 or FY 2014 as all prior awards have been fully expensed.

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for FY 2016, FY 2015 and FY 2014 are as follows:

Stock Options

Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	1,313,077	$6.22
Granted	—	—
Canceled	—	—
Exercised	(1,172,000)	5.49
Expired/Forfeited	—	—
Outstanding at December 31, 2014	141,077	$11.87
Granted	—	—
Canceled	—	—
Exercised	(75,000)	9.84
Expired/Forfeited	(16,077)	4.82
Outstanding at December 31, 2015	50,000	$17.18
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(30,000)	20.44
Outstanding at December 31, 2016	20,000	$12.29
Exercisable at December 31, 2016	20,000	$12.29

The weighted average contractual term (in years) of options outstanding and exercisable as of December 31, 2016, 2015 and 2014 were 2.50, 1.74, and 1.43 respectively.

No options vested during FY 2016, FY 2015 and FY 2014. There were no options granted during FY 2016, FY 2015 and FY 2014.

There was no exercise of stock options and accordingly, no cash received from option exercise for FY 2016 as compared to cash received from option exercise under all share-based payment arrangements for FY 2015 and FY 2014 of $0.3 million and $10.1 million, respectively. Accordingly, there was no tax benefit for FY 2016 as compared to a tax benefit of approximately $0.1 million and $10.7 million for FY 2014 and FY 2013, respectively, was for share-based payment arrangements.

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock as of December 31, 2016 and the exercise price of the underlying options. At December 31, 2016, 2015 and 2014, the aggregate intrinsic value of options exercised was $0, $0 and $40.1 million, respectively. At December 31, 2016, 2015 and 2014 the aggregate intrinsic value of options outstanding and exercisable was $0, $0 and $3.0 million, respectively. There were no unamortized options as of December 31, 2016.

Warrants

Warrants	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2014	190,000	$19.80
Granted	—	—
Canceled	—	—
Exercised	(170,000)	21.35
Expired/Forfeited	—	—
Outstanding at December 31, 2014	20,000	$6.64
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at December 31, 2015	20,000	$6.64
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at December 31, 2016	20,000	$6.64
Exercisable at December 31, 2016	20,000	$6.64

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

The weighted average contractual term (in years) of warrants outstanding and exercisable as of December 31, 2016, 2015 and 2014 were 1.76, 2.76 and 3.76, respectively.

In FY 2016, FY 2015 and FY 2014, 0, 0 and 170,000 warrants, respectively, were exercised.

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

The following tables summarize information about unvested restricted stock transactions:

	FY 2016		FY 2015		FY 2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1,	2,222,508	$20.06	2,699,732	$22.40	2,770,147	$20.53
Granted	2,123,971	5.37	355,588	20.34	256,480	40.63
Vested	(1,573,817)	9.65	(806,508)	27.72	(278,305)	20.04
Forfeited/Canceled	(355,762)	5.54	(26,304)	28.94	(48,590)	25.81
Non-vested, December 31,	2,416,900	$16.07	2,222,508	$20.06	2,699,732	$22.40

The Company has awarded time-based restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a maximum period of 5 years. The cost of the time-based restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During FY 2016, FY 2015 and FY 2014, the Company awarded approximately 2.1 million, 0.4 million and 0.3 million restricted shares, respectively, with a fair market value of approximately $11.4 million, $7.2 million and $10.4 million, respectively.

The Company has awarded performance-based restricted shares of common stock to certain employees. The awards have restriction periods tied to certain performance measures. The cost of the performance-based restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed when the likelihood of those shares being earned is deemed probable.

Compensation expense related to restricted stock grants for FY 2016, FY 2015 and FY 2014 was approximately $6.8 million (including approximately $1.9 million related to retention stock discussed below), $11.4 million and $18.5 million, respectively.  Excluding the compensation expense related to the performance-based restricted stock awards which are tied to achievement of certain performance metrics of the Company, an additional amount of $7.1 million of expense related to time-based restricted shares is expected to be expensed evenly over a period of approximately two years. During FY 2016, FY 2015 and FY 2014, the Company repurchased shares valued at $0.6 million, $15.5 million and $16.0 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.

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

The grant date fair value of the awards issued on January 7, 2016 was $4.25 and was based on the following range of assumptions for the Company and the peer group:

January 7. 2016
Valuation Assumptions:
Beginning average stock price (20 trading days prior to January 7, 2016)	$4.85 - $63.41
Valuation date stock price (closing values on January 7, 2016)	$4.53 - $59.08
Risk free interest rate	1.21%
Expected dividend yield used when simulating the total shareholder return	0.00%
Expected dividend yield used when simulating the Company's stock price	0.00%
Stock price volatility (based on historical stock price over the last 2.98 years)	21.09% - 72.17%
Correlation coefficients	0.04 - 0.47

For Mr. Haugh, the Company’s Chief Executive Officer, the grant date fair value of this award issued on February 23, 2016 was $5.75 and was based on the following range of assumptions for the Company and the peer group:

February 23. 2016
Valuation Assumptions:
Beginning average stock price (20 trading days prior to February 23, 2016)	$4.86 - $66.71
Valuation date stock price (closing values on February 23, 2016)	$5.52 - $69.92
Risk free interest rate	0.90%
Expected dividend yield used when simulating the total shareholder return	0.00%
Expected dividend yield used when simulating the Company's stock price	0.00%
Stock price volatility (based on historical stock price over the last 3.00 years)	24.23% - 74.33%
Correlation coefficients	0.06 - 0.50

Short-term Shareholder Rights Plan

On January 27, 2016, the Company announced that its Board of Directors adopted a short-term shareholder rights plan (the “Rights Plan”).  The Board of Directors adopted the Rights Plan in light of activity in the Company’s shares occurring prior to the adoption of the Rights Plan, including the accumulation of meaningful positions by holders of derivatives securities, and what the Iconix Board of Directors and management believed was a currently depressed share price for the Company’s common stock.  The Rights Plan expired following the 2016 annual meeting of shareholders.  The Rights Plan had no impact on the Company’s financial reporting for FY 2016 and will not impact any future periods.

Long-Term Incentive Compensation

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

As of December 31, 2016, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, approximately 0.1 million were anti-dilutive, compared to all that were anti-dilutive as of December 31, 2015.

As of December 31, 2016, of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers, less than 0.1 million were anti-dilutive compared to all that were anti-dilutive as of December 31, 2015.

For FY 2016, warrants issued in connection with the Company’s 1.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation. For FY 2015, the 1.50% Convertible Notes and the 2.50% Convertible Notes that would be subject to conversion to common stock were anti-dilutive and therefore were not included in the calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	FY 2016	FY 2015	FY 2014
Basic	52,338	48,293	48,431
Effect of exercise of stock options	—	—	804
Effect of assuming vesting of performance related to restricted stock-based awards	—	—	212
Effect of assumed vesting of restricted stock	—	—	1,354
Effect of convertible notes subject to conversion	—	—	6,565
Diluted	52,338	48,293	57,366

In accordance with ASC 480, the Company considers its redeemable non-controlling interest in its computation of earnings per share.  For each of FY 2016, FY 2015 and FY 2014, adjustments to the Company’s redeemable non-controlling interest had no impact on the Company’s earnings per share calculation.

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

Two shareholder derivative complaints captioned James v. Cuneo et al, Docket No. 1:16-cv-02212 and Ruthazer v. Cuneo et al, Docket No. 1:16-cv-04208 have been consolidated in the United States District Court for the Southern District of New York, and two shareholder derivative complaints captioned De Filippis v. Cuneo et al. Index No. 650711/2016 and Gold v. Cole et al, Index No. 53724/2016 have been consolidated in the Supreme Court of the State of New York, New York County.  The complaints name the Company as a nominal defendant and assert claims for breach of fiduciary duty, insider trading and unjust enrichment against certain of the Company's current and former directors and officers arising out of the Company's recent restatement of financial reports and certain employee departures.  An additional shareholder derivative complaint captioned Rosenfeld v. Cuneo et al., Index No. 510427/2016 is pending in the Supreme Court of the State of New York, Kings County.  The Company has moved to consolidate this action with the two shareholder derivative actions in the Supreme Court of the State of New York, New York County described above, and is awaiting the Court’s decision on this matter. The complaint names the Company as a nominal defendant and asserts similar claims against certain of the Company’s current and former directors and officers as noted in connection with the shareholder derivative complaints described above.  At this time, the Company is unable to estimate the ultimate outcome of these legal matters.

As previously announced, the Company has received a formal order of investigation from the SEC. The Company intends to continue to cooperate fully with the SEC.

Three securities class actions have been consolidated in the United States District Court for the Southern District of New York, under the caption In re Iconix Brand Group, Inc., et al., Docket No. 1:15-cv-4860, against the Company and certain former officers and one current officer (the “Class Action”). The plaintiffs in the Class Action purport to represent a class of purchasers of the Company’s securities from February 22, 2012 to November 5, 2015, inclusive, and claim that the Company and individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making allegedly false and misleading statements regarding certain aspects of the Company’s business operations and prospects.  The Company and the individual defendants have moved to dismiss the consolidated amended complaint and intend to vigorously defend against the claims.  At this time, the Company is unable to estimate the ultimate outcome of these legal matters.

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

10. Related Party Transactions

In prior periods, the Company incurred advertising expenses with Complex Media, Inc. to promote certain of its Men’s brands.  The Company owned a minority interest in Complex Media, Inc. as discussed in Note 3.  There were no advertising expenses with Complex Media, Inc. during FY 2016 as compared to advertising expense of $0.2 million and $0.1 million for FY 2015 and FY 2014, respectively, and no related accounts payable as of December 31, 2016 as compared to $0.2 million as of December 31, 2015.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

During FY 2016, the Company incurred approximately $0.5 million in advertising expenses with Galore Media, Inc. to promote certain of the Company’s brands and for the rights to certain warrants of Galore Media, Inc.  The Company owns a minority interest in Galore Media, Inc. as discussed in Note 3.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

During FY 2016, FY 2015 and FY 2014, the Company incurred less than $0.1 million per year in consulting fees in connection with a consulting arrangement entered into with Mark Friedman, a member of the Company’s Board of Directors, relating to the provision by Mr. Friedman of investor relations services.  Such consulting agreement was terminated on May 3, 2016.

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  As of December 31, 2016, December 31, 2015, and December 31, 2014, the Company recognized the following royalty revenue amounts:

	FY 2016	FY 2015	FY 2014
Joint Venture Partner
Global Brands Group Asia Limited(1)	$3,696	$5,672	$6,686
Buffalo International ULC	13,848	12,311	10,785
Rise Partners, LLC / Top On International Group Limited	2,050	5,469	2,527
M.G.S. Sports Trading Limited	615	609	643
Pac Brands USA, Inc.	434	519	890
NGO, LLC	982	807	108
Albion Equity Partners LLC / GL Damek	2,177	2,556	1,866
Anthony L&S	—	1,454	—
Roc Nation	—	400	400
MHMC(2)	1,240	300
	$25,042	$30,097	$23,905

(1)

Global Brands Group Asia Limited also serves as agent to Peanuts Worldwide for the Greater China Territory for Peanuts brands.  For the years ended FY 2016, FY 2015 and FY 2014, Global Brands Group Asia Limited earned fees of approximately $3.3 million, $3.0 million, and $3.0 million, respectively, in its capacity as agent to Peanuts Worldwide.

(2)

MHMC became a related party to the Company in July 2016 upon consummation of an agreement between a Company subsidiary and MHMC to sell to MHMC up to an aggregate 50% ownership interest in Umbro China.  Refer to Note 3 for further details.

11. Operating Leases

Future net minimum lease payments under non-cancelable operating lease agreements as of December 31, 2016 are approximately as follows:

Year ending December 31,
2017	$2,426
2018	2,202
2019	2,099
2020	2,158
2021	2,033
Thereafter	5,251
Totals	$16,169

The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

Rent expense was approximately $3.5 million, $2.4 million, and $2.7 million for FY 2016, FY 2015 and FY 2014, respectively. Contingent rent amounts have been immaterial for all periods.

12. Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. During FY 2016, FY 2015 and FY 2014, the Company made contributions to the Savings Plan of approximately $0.2 million, $0.2 million and $0.1 million, respectively. Stock-based awards are provided to certain employees under the terms of the Company’s Amended and Restated 2009 Plan. These plans are administered by the Compensation Committee of the Board of Directors.

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

At December 31, 2016, the Company has approximately $18.5 million in federal net operating loss carryforwards (NOLs) which will expire in FY 2035 if unused.  The Company also has foreign tax credit carryforwards of approximately $18.2 million which will expire between FY 2023 and FY 2025.  The Company also has approximately $18.6 million apportioned state and local NOLs that expire in FY 2034 and FY 2035 if not used.

Pre-tax book income (loss) for FY 2016, FY 2015 and FY 2014 were as follows:

	FY 2016	FY 2015	FY 2014
Domestic	$(245,055)	$(300,534)	$118,060
Foreign	(80,946)	16,260	49,050
Total pre-tax income (loss)	$(326,001)	$(284,274)	$167,110

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated statement of operations consists of the following:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Current:
Federal	$7,140	$6,927	$1,511
State and local	702	3,765	1,500
Foreign	11,246	6,800	13,153
Total current	$19,088	$17,492	$16,164
Deferred:
Federal	(94,114)	(110,705)	27,705
State and local	594	(431)	3,996
Foreign	(2,060)	(1,700)	423
Total deferred	(95,580)	(112,836)	32,124
Total provision (benefit)	$(76,492)	$(95,344)	$48,288

The Company has not provided U.S. taxes on the undistributed earnings from its foreign subsidiaries as these earnings are considered indefinitely reinvested. As of December 31, 2016, the amount of indefinitely reinvested foreign earnings was approximately $77.8 million. If these earnings were repatriated to the U.S. in the future, an additional tax provision would be required. Due to complexities in the U.S. law and certain assumptions that would be required, determination of the U.S. tax liability on the undistributed earnings is not practicable.

The significant components of net deferred tax assets of the Company consist of the following:

	December 31,
	2016	2015
State net operating loss carryforwards	$753	$839
U.S. Federal net operating loss carryforwards	6,467	4,036
Receivable reserves	5,495	1,911
Hedging transaction	5,611	15,164
Intangibles	3,185	3,105
Equity compensation	2,030	6,013
Foreign Tax Credit	18,190	15,305
Other	5,572	44
Total deferred tax assets	47,303	46,417
Valuation allowance	—	—
Net deferred tax assets	$47,303	$46,417
Trademarks, goodwill and other intangibles	(41,422)	(123,348)
Depreciation	(744)	(990)
Difference in cost basis of acquired intangibles	(50,650)	(49,670)
Convertible notes	(7,889)	(17,853)
Investment in joint ventures	(31,813)	(35,261)
Other accruals	—	(488)
Total deferred tax liabilities	(132,518)	(227,610)
Total net deferred tax liabilities	$(85,215)	$(181,193)
Balance Sheet detail on total net deferred tax assets (liabilities):
Non-current portion of net deferred tax assets	$884	$—
Non-current portion of net deferred tax liabilities	$(86,099)	$(181,193)

The following is a rate reconciliation between the amount of income tax provision (benefit) at the Federal rate of 35% and provision (benefit) from taxes on income (loss) before income taxes:

	Year ended December, 31
	2016	2015	2014
Income tax provision (benefit) computed at the federal rate of 35%	$(114,100)	$(99,496)	$58,489
Increase (reduction) in income taxes resulting from:
State and local income taxes (benefit), net of federal income tax	742	6,337	3,090
Non-controlling interest	(1,619)	(938)	(6,552)
Unrecognized tax benefits	241	6,985	—
Valuation allowance	—	(11,205)	—
Non-deductible executive compensation	1,330	645	1,018
Foreign Earnings (rate differential)	37,674	349	(8,472)
Other, net	(760)	1,979	715
Total	$(76,492)	$(95,344)	$48,288

The Valuation Allowance decreased by approximately $11.2 million during FY 2015 as a result of State NOLs that were utilized as part of a New York State audit settlement along with NOLs for which the availability has been determined to be uncertain during the year.  Accordingly, a corresponding offset has been recorded to the FIN 48 Liability during FY 2015.

With the exception of the Buffalo brand joint venture, Iconix Canada joint venture, Diamond Icon Joint Venture and Iconix Middle East joint venture, the Company is not responsible for the income taxes related to the non-controlling interest’s share of the joint venture’s earnings. Therefore, the tax liability associated with the non-controlling interest share of the joint venture’s earnings is not reported in the Company’s income tax expense, despite the joint venture’s entire income being consolidated in the Company’s reported income before income tax expense. As such, the joint venture’s earnings have the effect of lowering our effective tax rate. This effect is more pronounced in periods in which joint venture earnings are higher relative to our other earnings. Since the Buffalo brand joint venture and the Iconix Canada joint venture are taxable entities in Canada, and the Diamond Icon joint venture and Iconix Middle East joint venture is a taxable entity in the United Kingdom, the Company is required to report its tax liability, including taxes attributable to the non-controlling interest, in its statement of operations. All other consolidated joint ventures are partnerships and treated as pass-through entities not subject to taxation in their local tax jurisdiction, and therefore the Company includes only the tax attributable to its proportionate share of income from the joint venture in income tax expense.

The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal income tax purposes, during the fourth quarter of 2016, the Internal Revenue Service initiated an audit of the 2014 federal tax return.  For state tax purposes, our 2011 and forward tax years remain open for examination by New York State and for local tax purposes, our 2007 and forward tax years remain open for examination by New York City.

At December 31, 2016, December 31, 2015 and December 31, 2014, the total unrecognized tax benefit was approximately $7.5 million, $7.5 million and $1.2 million, respectively. However, at December 31, 2014  the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties is as follows:

	FY 2016	FY 2015	FY 2014
Uncertain tax positions at January 1	$7,470	$1,180	$1,180
Additions for current year tax positions	—	—	—
Additions for prior year tax positions	—	7,470	—
Reductions for prior year tax positions	—	—	—
Settlements	—	(1,180)	—
Reductions due to lapse of applicable statute of limitation	—	—	—
Uncertain tax positions at December 31	$7,470	$7,470	$1,180

Approximately $3.4 million of unrecognized tax benefits at December 31, 2016 would affect the Company's effective tax rate if recognized. The Company believes it is reasonably possible that there may be a reduction of approximately $7.5 million of unrecognized tax benefits in the next 12 months as a result of settlements with taxing authorities and or statute of limitations expirations.

The Company is continuing its practice of recognizing interest and penalties to income tax matters in income tax expense. Total interest related to uncertain tax positions for FY 2016, FY 2015 and FY 2014 were $0.2 million, $1.2 million and $0, respectively. There were no penalties accrued in any of these periods.

14. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the years ended December 31, 2016 and December 31, 2015:

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total

Balance at December 31, 2015	$(60,190)	$(703)	$(60,893)
Changes before reclassifications	(7,545)	(1,990)	(9,535)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Current period other comprehensive income	(7,545)	(1,990)	(9,535)
Balance at December 31, 2016	$(67,735)	$(2,693)	$(70,428)

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total

Balance at December 31, 2014	$(24,186)	$—	$(24,186)
Changes before reclassifications	(36,004)	(703)	(36,707)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Current period other comprehensive income	(36,004)	(703)	(36,707)
Balance at December 31, 2015	$(60,190)	$(703)	$(60,893)

15. Segment and Geographic Data

The Company identifies its operating segments according to how business activities are managed and evaluated. Prior to October 1, 2016, the Company had disclosed the following reportable operating segments: men’s, women’s, home, and entertainment. Following such quarter, the Company has reviewed its business activities, how they are managed and evaluated, and determined that it would reflect five distinct reportable operating segments: men’s, women’s, home, entertainment, and international. Therefore, the Company has disclosed these reportable operating segments for the periods shown below. Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported.

The five reportable operating segments described below represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s CODM to evaluate performance and allocate resources.  In identifying the Company’s reportable operating segments, the Company considers its management structure and the economic characteristics, customers, sales growth potential and long-term profitability of its operating segments.  As such, the Company configured its operations into the following five reportable operating segments:

•	Men’s segment – consists of the Company’s men’s brands in the United States.

•	Women’s segment – consists of the Company’s women’s brands in the United States.

•	Home segment – consists of the Company’s home brands in the United States.

•	Entertainment segment – consists of the Company’s entertainment brands in both domestic and international markets.

•	International segment – consists of the Company’s men’s, women’s and home brands in international markets.

Corporate includes compensation, benefits and occupancy costs for corporate employees as well as audit, legal, information technology expenses used to manage our business.  The Company updated its FY 2015 and FY 2014 segment data to conform to the new reportable operating segments.

The Company’s Chief Executive Officer has been identified as the CODM.  The Company’s measure of segment profitability is licensing revenue and operating income.  The accounting policies of the Company’s reportable operating segments are the same as those described in Note 1 – Summary of Significant Accounting Policies.

The geographic regions consist of the United States, Japan and Other (which principally represent Latin America and Europe). Revenues attributable to each region are based on the location in which licensees are located and where they principally do business.

Reportable data for the Company’s operating segments were as follows:

	FY 2016	FY 2015	FY 2014
Licensing revenue:
Men’s	$48,635	$55,208	$60,993
Women’s	106,527	118,038	120,041
Home	38,370	36,473	39,141
Entertainment	113,318	107,606	103,070
International	61,611	61,872	68,245
	$368,461	$379,197	$391,490
Operating income (loss):
Men’s	$(132,574)	$(334,164)	$29,810
Women’s	62,565	101,074	115,293
Home	(18,106)	(7,321)	32,190
Entertainment	29,152	35,583	31,524
International	(162,986)	(3,503)	43,899
Corporate	(21,179)	(54,332)	(32,288)
	$(243,128)	$(262,663)	$220,428

Licensing revenue by category:
Direct-to-retail license	$144,073	$154,278	$158,599
Wholesale licenses	168,458	170,705	178,890
Other licenses	55,930	54,214	54,001
	$368,461	$379,197	$391,490
Licensing revenue by geographic region:
United States	$229,643	$250,209	$264,022
Japan	45,212	34,640	31,048
Other (1)	93,606	94,348	96,420
	$368,461	$379,197	$391,490

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

16. Consolidated Interim Financial Information (Unaudited)

Consolidated financial information FY 2016 and FY 2015 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2016(1)
Licensing revenue	$94,632	$95,743	$90,944	$87,142
Operating income (loss), net	54,209	47,811	40,663	(385,811)
Provision (benefit) for income taxes	10,608	7,692	9,931	(104,723)
Net income (loss)	23,121	17,074	19,799	(309,503)
Net income (loss) attributable to Iconix Brand Group, Inc.	18,616	11,582	15,216	(297,548)
Basic earnings per share	$0.38	$0.24	$0.27	$(5.30)
Diluted earnings per share	$0.37	$0.23	$0.27	$(5.30)
Comprehensive income (loss)	$33,625	$9,299	$22,846	$(324,814)
Comprehensive income (loss) attributable to Iconix Brand Group, Inc.	$29,120	$3,807	$18,263	$(312,859)
FY 2015(2)
Licensing revenue	$95,814	$97,398	$91,332	$94,653
Operating income (loss), net	55,976	51,824	27,782	(398,245)
Provision (benefit) for income taxes	27,272	11,536	6,275	(140,427)
Net income (loss)	69,045	18,955	(954)	(275,976)
Net income (loss) attributable to Iconix Brand Group, Inc.	65,359	13,739	(5,387)	(263,014)
Basic earnings (loss) per share	$1.36	$0.28	$(0.11)	$(5.44)
Diluted earnings (loss) per share	$1.26	$0.28	$(0.11)	$(5.44)
Comprehensive income (loss)	$31,309	$26,370	$3,097	$(286,413)
Comprehensive income (loss) attributable to Iconix Brand Group, Inc.	$27,622	$21,155	$(1,336)	$(273,451)

(1)

FY 2016:  Operating income (loss), net includes a non-cash impairment charge of $443.2 million recorded in the fourth quarter. The non-cash impairment charge is related to brands across all of the Company’s operating segments.  Included in net income (loss) attributable to Iconix Brand Group, Inc. is a net loss on the extinguishment of debt related to the repurchase of the Company’s 1.50% Convertible Notes and 2.50% Convertible Notes as well as principal prepayments made on the Company’s Senior Secured Term Loan during the second, third and fourth quarters (refer to Note 6 for further details), a gain of $28.1 million related to the Company’s sale of the Sharper Image intellectual property and related assets, a gain of $11.8 million related to the Company’s sale of the Badgley Mischka intellectual property and related assets, a cash gain of $10.2 million related to the Company’s sale of its investments in Complex Media in the third quarter and a gain of $7.3 million related to the recoupment and final settlement of unearned incentive compensation from the Company’s former CEO in connection with the previously announced financial restatements during the fourth quarter.

(2)

FY 2015:  Operating income (loss), net includes a non-cash impairment charge of $437.5 million recorded in the fourth quarter.  Based on our new operating segments identified during the fourth quarter of FY 2016, the non-cash impairment charge is primarily related to brands within the men’s, women’s, home, and international segments.  Included in net income (loss) attributable to Iconix Brand Group, Inc. is a non-cash pre-tax re-measurement gain of approximately $50.0 million related to the purchase of the remaining interest in Iconix China in the first quarter.

17. Other Assets- Current and Long-Term

	December 31, 2016	December 31, 2015
Other assets- current consisted of the following:
Notes receivables on sale of trademarks(2)	$3,342	$3,892
Note receivable in connection with Strawberry Shortcake acquisition(1)	1,240	5,000
Note receivable in connection with acquisition of interest in Buffalo brand (see Note 3)	2,515	6,963
Due from AG (see Note 3)	—	3,437
Prepaid advertising	3,322	2,498
Prepaid expenses	1,296	1,501
Deferred charges	193	913
Prepaid taxes	15,135	14,941
Prepaid insurance	18	(41)
Due from related parties	3,600	3,293
Other current assets	1,613	1,719
	$32,274	$44,116

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

	December 31,	December 31,
	2016	2015
Other noncurrent assets consisted of the following:
Due from ABC	$8,497	$11,621
Notes receivable on sale of trademarks(1)	1,677	5,029
Prepaid interest	8,061	8,560
Deposits	621	621
Other noncurrent assets	368	2,917
	$19,224	$28,748

(1)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the consolidated balance sheet.  Refer to Note 3 for further details.

18. Other Liabilities – Current

As of December 31, 2016 and December 31, 2015, other current liabilities include amounts due to certain joint ventures that are not consolidated with the Company of $1.3 million and $1.6 million, respectively, and amounts due to Purim related to the MG Icon acquisition of $2.0 million as of December 31, 2015 which was paid in full during FY 2016. See Note 3 for further details of this transaction.

19. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings which are wholly owned subsidiaries of the Company, located in Luxembourg, is the Euro.  However the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in FY 2016, FY 2015 and FY 2014, the Company recorded a $1.5 million currency translation gain, a $9.5 million currency translation gain and a $1.7 million currency translation loss, respectively, that is included in the consolidated statements of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During FY 2016, FY 2015 and FY 2014, the Company recognized as a component of our comprehensive income (loss), a foreign currency translation loss of $7.6 million, a foreign currency translation loss of $36.0 million and a foreign currency translation loss of $40.7 million, respectively, due to changes in foreign exchange rates.

20. Subsequent Events

Senior Secured Term Loan.  In January 2017, in connection with the sale of the Sharper Image intellectual property and related assets, the Company made a voluntary principal prepayment and a mandatory principal prepayment on its Senior Secured Term Loan of $23.0 million and $23.5 million, respectively.  As a result of these principal prepayments, the Company paid prepayment premiums as defined in the Credit Agreement of $6.8 million in the aggregate which have been recorded in accounts payable and accrued expenses in the Company’s consolidated balance as of December 31, 2016 and in loss on extinguishment of debt, net on the Company’s consolidated statement of operations for the year ended December 31, 2016.

Senior Secured Notes.  In January 2017, in connection with the sale of the Sharper Image intellectual property and related assets, the Company made a mandatory principal prepayment on its Senior Secured Notes of $36.7 million.

21. Other Matters

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

In December 2016, based on the final settlement of unearned incentive compensation from the Company’s former CEO in connection with the previously announced financial restatements, the Company clawed back certain performance based compensation ($2.2 million in cash and 575,127 shares of the Company’s common stock) which were awarded to the former CEO in those prior periods.  As a result, the Company recognized a pre-tax gain of $7.3 million in its FY 2016 consolidated statement of operations.

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

During FY 2016 and FY 2015, the Company included in its selling, general and administrative expenses approximately $14.3 million and $11.1 million, respectively, of charges for professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation, the class action and derivative litigations, and costs related to the transition of the Company’s management (which includes $4.6 million in FY 2015 noted above with no corresponding amount in FY 2016).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

The audits referred to in our report dated March 15, 2017 relating to the consolidated financial statements of Iconix Brand Group, Inc. and Subsidiaries (“the Company”), which is contained in Item 8 and Item 15(a) of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA LLP
March 15, 2017
New York, New York

Schedule II - Valuation and Qualifying Accounts

Iconix Brand Group, Inc. and Subsidiaries

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Reserves and allowances deducted from asset accounts:
Accounts Receivables(a):
Year ended December 31, 2016	$8,385	$13,530	$(2,521)	$19,394
Year ended December 31, 2015	$8,738	$25,128	$(25,481)	$8,385
Year ended December 31, 2014	$12,140	$9,627	$(13,029)	$8,738

(a)	These amounts include reserves for bad debts.