Form 10-K/A
period 2016-12-31
ICONIX BRAND GROUP, INC.
filed 2017-05-01
CIK 857737

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2016 was approximately $352.3 million. As of April 21, 2017, 57,106,465 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Iconix Brand Group, Inc. for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission (“SEC”) on March 15, 2017 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016, and the cover page of the Amendment reflects this fact. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing, other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company”, “Iconix”, “we”, “us”, “our”, or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information includes information each director and executive officer has given us about his or her age, his or her principal occupation and business experience for at least the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years. Qualifications and skills of our directors that contribute to our Board of Directors’ effectiveness as a whole and which make them suitable to serve on our Board of Directors are described in the following paragraphs.

Our executive officers and directors, and their respective ages and positions, are as follows:

Name	Age	Position(s)
John N. Haugh	54	Director, President and Chief Executive Officer
David K. Jones	47	Executive Vice President and Chief Financial Officer
Jason Schaefer	42	Executive Vice President and General Counsel
F. Peter Cuneo	73	Chairman of the Board
Drew Cohen[1,2]	48	Lead Director
Mark Friedman[1,3]	53	Director
Sue Gove[2,3]	58	Director
James A. Marcum[1,2]	57	Director
Sanjay Khosla[3]	65	Director
Kristen O’Hara[1]	47	Director
Kenneth Slutsky[2]	63	Director

(1)	Member of Governance/Nominating Committee.
(2)	Member of Audit Committee.
(3)	Member of Compensation Committee.

John N. Haugh has served as a Director and as our President since February 23, 2016. He has also served as our Chief Executive Officer since April 1, 2016. Prior to joining our Company, from July 2011 to February 2016, Mr. Haugh worked for Luxottica Retail North America, a division of Luxottica Group SpA, the leading optical and sunglass wholesaler and retailer in the world, most recently in the role of President of Sun, Luxury and Retail Services. From March 2009 through July 2011, Mr. Haugh was the President and Chief Merchandising Officer for Build-A-Bear Workshop, Inc. Earlier in his career, Mr. Haugh held general management, marketing, sales and operational roles with several companies including Mars, Inc., Payless ShoeSource, Inc., Universal Studios, Inc., Carlson Companies, Inc. and General Mills, Inc. Since 2007, Mr. Haugh has served on the Board of Directors of Aeropostale, Inc. and is currently the chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee of Aeropostale’s Board. Aeropostale and each of its subsidiaries filed for bankruptcy in May 2016. Mr. Haugh also serves on the Board of Trustees for the International Council of Shopping Centers. Mr. Haugh obtained a Bachelor of Science degree from the University of Wisconsin-Madison in 1985 and an MBA from the International Institute of Management Development (IMD) in Lausanne, Switzerland in 1991. The Board of Directors believes that Mr. Haugh’s broad executive background, brand building and brand management expertise and experience in corporate strategy, as well as his experience as a director of a public company, make him well qualified to serve on our Board of Directors.

David K. Jones has served as our Executive Vice President and Chief Financial Officer since July 2015. Prior to joining our Company, Mr. Jones served as Executive Vice President and Chief Financial Officer of Penske Automotive Group, Inc. from May 2011 to June 2015. Previously, Mr. Jones served in various capacities for Penske Automotive Group, Inc., including as Vice President—Financial Compliance and Controls from April 2006 to May 2011 and Director of Financial Reporting from 2003 to April 2006. Prior to joining Penske, Mr. Jones was a Senior Manager at Andersen LLP, an accounting and financial advisory services firm, which he joined in 1991. Mr. Jones received a Bachelor of Arts degree in Accounting from Seton Hall University in 1991.

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

F. Peter Cuneo has served as our Chairman of the Board since January 2017. Prior to that, he served as our Executive Chairman from April 2016 until December 2016, and as our Executive Chairman of the Board and Interim Chief Executive Officer from August 2015 until April 2016. Mr. Cuneo has served on our Board of Directors since October 2006. From June 2004 through December 2009 Mr. Cuneo served as the Vice Chairman of the Board of Directors of Marvel Entertainment, Inc. (“Marvel Entertainment”), a publicly traded entertainment company active in motion pictures, television, publishing, licensing and toys, and prior thereto, he served as the President and Chief Executive Officer of Marvel Entertainment from July 1999 to December 2002. Mr. Cuneo has also served as the Chairman of Cuneo & Co., L.L.C., a private investment firm, since July 1997 and previously served on the Board of Directors of WaterPik Technologies, Inc., a New York Stock Exchange company engaged in designing, manufacturing and marketing health care products, swimming pool products and water-heating systems, prior to its sale in 2006. From October 2004 to December 2005, he served on the Board of Directors of Majesco Entertainment Company, a provider of video game products primarily for the family oriented, mass market consumer. Mr. Cuneo received a Bachelor of Science degree from Alfred University in 1967 and currently serves as the Chairman of the Alfred University Board of Trustees. Mr. Cuneo received a Masters degree in business administration from Harvard Business School in 1973. The Board of Directors believes that Mr. Cuneo’s extensive business and financial background and significant experience as an executive of Marvel Entertainment, an owner and licensor of iconic intellectual property, contributes important expertise to our Board of Directors.

Drew Cohen has served as a member of our Board of Directors since April 2004 and as our Lead Director from August 2015 until April 2016, and again beginning in September 2016. Since 2007 he has been the President of Music Theatre International, which represents the dramatic performing rights of classic properties, such as “West Side Story” and “Fiddler on the Roof,” and licenses over 50,000 performances a year around the world. Before joining Music Theatre International in September 2002, Mr. Cohen was, from July 2001, the Director of Investments for Big Wave NV, an investment management company, and, prior to that, General Manager for GlassNote Records, an independent record company. Mr. Cohen received a Bachelor of Science degree from Tufts University in 1990, his Juris Doctor degree from Fordham Law School in 1993, and a Masters degree in business administration from Harvard Business School in 2001. The Board of Directors believes that Mr. Cohen’s legal and business background, and experience as an executive in an industry heavily involved in the licensing business, make him well suited to serve on our Board of Directors.

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

James A. Marcum has served on our Board of Directors since October 2007. Since January 2016, Mr. Marcum has served as an Operating Partner and Consultant for an affiliate of Apollo Global Management Holdings, LLC. Prior to that, Mr. Marcum served as an Operating Partner and Operating Executive of Tri-Artisan Capital Partners, LLC, a merchant banking firm, positions he held from December 2014 to January 2016. From August 2013 to December 2014, Mr. Marcum served as Chief Executive Officer, President and Director of Heartland Automotive Services, Inc., the nation’s largest franchisee of Jiffy Lube’s. From February 2010 through December 31, 2012, Mr. Marcum served as the Chief Executive Officer, President and Director of Central Parking Corporation, a nationwide provider of professional parking management. From September 2008 to January 2010, Mr. Marcum served as Vice Chairman, Acting President and Chief Executive Officer of Circuit City Stores, Inc., a specialty retailer of consumer electronics where Mr. Marcum had also served as a member of the Board of Directors since June 2008. Circuit City Stores, Inc. filed for bankruptcy in November 2008. Prior to Circuit City Stores Inc., Mr. Marcum served in several other notable board capacities and senior executive roles including roles as Lead Director, CEO, COO and CFO for a variety of nationwide specialty retailers both public and private. He received a Bachelor of Science degree from Southern Connecticut State University in accounting and economics in 1980. The Board of Directors believes that Mr. Marcum’s contributions to the Board of Directors are well served by his extensive business background and his experience as a corporate executive of national retail establishments.

Sanjay Khosla has served on our Board of Directors since September 2016. Since June 2013, Mr. Khosla has served as a Senior Fellow at Kellogg School of Management, Northwestern University. Since April 2013, Mr. Khosla has served as a Senior Advisor to Boston Consulting Group, a global management consulting firm advising on business strategy. From January 2007 to March 2013, Mr. Khosla was President of Developing Markets of Mondelez International, a global snacking and foods brand company formerly known as Kraft Foods, Inc. Previously, Mr. Khosla was Managing Director of Fonterra Co-operative Group Ltd., a multi-national dairy company based in New Zealand, from 2004 to 2006. Mr. Khosla served in various senior executive capacities at Unilever, Inc., a global consumer products company from 1977 to 2004. Mr. Khosla has been a director of Zoetis Inc. since 2013 and a director of NIIT Ltd. since 2002. From 2008 until June 2015, Mr. Khosla served as a director of Best Buy Inc. Mr. Khosla received a Bachelor of Technology degree, with honors, from the Indian Institute of Technology in electrical engineering in 1973. The Board believes that Mr. Khosla’s deep knowledge of branding and consumer marketing, as well as his extensive executive and director leadership experience, are a great benefit to our Board.

Kristen M. O’Hara has served on our Board since September 2016. Since May 2011, Ms. O’Hara has served as Chief Marketing Officer, Global Media of Time Warner Inc., a media and entertainment company (“Time Warner”). From 2004 to 2011, Ms. O’Hara served as the Senior Vice President and Managing Director, Global Marketing Solutions for Time Warner. From 2002 to 2004, Ms. O’Hara was the Vice President of Corporate Marketing and Sales Strategy for the Time Inc. division of Time Warner. Previously, Ms. O’Hara served in various positions at Young & Rubicam Inc., an advertising firm, from 1993 to 2002. Ms. O’Hara has served as a trustee of the Signature Theatre Company since June 2012 and was formerly a member of the board of directors of the DMA from November 2012 to January 2016. She received a Bachelor of Arts degree from The College of the Holy Cross in English Literature in 1992. The Board believes that Ms. O’Hara’s marketing and advertising experience, and high level of expertise in data, social and digital media, offer critical skills and perspectives to our Board.

Kenneth W. Slutsky has served on our Board of Directors since November 2016. Since June 2013, Mr. Slutsky has served as Managing Director and a partner at Saybrook Capital and has been an advisory board member there since 2002. Previously, Mr. Slutsky served in various senior leadership positions include Vice Chairman of Candle Corporation, a provider of systems management software from 1990 to 2000 and senior leadership roles at Casey Company and Kern Oil and Refining Company from 1979 to 1991. Additionally, he has been a member of Wedgewood Corporation’s board of directors since January 2012 and the Axia Holding Corp. board since April 2015. Previously he served on Western Emulsions’ board from January 2012 until the Company was sold in December 2015. Previously, Mr. Slutsky served on an advisory board of Northwest Airlines, the boards of directors of AT Curd Builders and Red Cloud Capital and the board of trustees of The Rand Corporation Center for Middle Eastern Policy. Mr. Slutsky graduated from Bowdoin College, Magna Cum Laude, in 1976 and received a Juris Doctor from Emory University in 1979. The Board believes that Mr. Slutsky’s high level of expertise in business and corporate finance matters is extremely valuable to our Board.

Appointment of officers

Our Board of Directors appoints the officers of the Company on an annual basis and its officers serve until their successors are duly elected and qualified, unless earlier removed by the Board of Directors. No family relationships exist among any of our officers or directors.

Election of directors

In 2016, we were pleased to add three new independent directors to our Board. We believe the addition of such directors adds beneficial skills, viewpoints and business qualifications to our already experienced board. Mr. Barry Emanuel, who joined our Board in May 1993, retired from the Board at the end of his term in November 2016.

Our Board of Directors is currently comprised of nine directors, seven of which are independent directors. At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. All nine of our current directors, including the three new independent directors that joined our Board in 2016, have been elected to serve until the annual meeting of stockholders to be held in 2017.

Agreement with Huber

As previously disclosed, on September 26, 2016, the Company entered into an agreement (the “Agreement”) with Huber Capital Management, LLC, a Delaware limited liability company (“HCM”), and Joseph R. Huber (collectively with HCM, “Huber”), which, as of the date of the Agreement, beneficially owned approximately 6,991,079 shares, or 12.45%, of the Company’s outstanding common stock. As disclosed below under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” as of March 13, 2017, Huber beneficially owned 3,859,540 shares, or 6.88% of the Company’s outstanding common stock. The following is a summary of the material terms of the Agreement. The summary does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2016.

Under the terms of the Agreement, the Company agreed that (i) the Board would nominate Mr. Slutsky, an independent director candidate recommended by Huber, on the Company’s slate of directors for election to the Board at the 2016 Annual Meeting of Stockholders held on November 4, 2016 (the “2016 Annual Meeting”), (ii) the Company’s slate of directors for election to the Board at the 2016 Annual Meeting would consist of nine (9) directors and (iii) the Company would recommend and solicit proxies for the election of all such nominees at the 2016 Annual Meeting.

The Agreement further provides that Huber will appear in person or by proxy at each annual or special meeting of stockholders held during the period from the date of the Agreement until the date that is fifteen (15) business days prior to the deadline for submission of stockholder nominations for the Company’s 2017 annual meeting of stockholders (the “Standstill Period”) pursuant to the Company’s Restated and Amended By-Laws and vote all of the Company’s common stock beneficially owned, or deemed beneficially owned, by Huber (i) in favor of the slate of directors nominated by the Board and (ii) against the removal of any member of the Board.

Huber also agreed to certain other customary standstill provisions during the Standstill Period, including, among others, that it will not nominate any person for election at the 2016 Annual Meeting, submit proposals for consideration or otherwise bring any business before the 2016 Annual Meeting, nor engage in certain activities related to “withhold” or similar campaigns with respect to the 2016 Annual Meeting.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has appointed an Audit Committee each of whose members is, and is required to be, an “independent director” under the Listing Rules of NASDAQ. The members of our Audit Committee are Ms. Gove and Messrs. Cohen, Marcum and Slutsky, and Ms. Gove currently serves as its chairperson. In addition to being an “independent director” under the Listing Rules of NASDAQ, each member of the Audit Committee is an independent director under applicable SEC rules under the Securities Exchange Act of 1934. Our Board of Directors has also determined that Ms. Gove is our “audit committee financial expert,” as that term is defined under applicable SEC rules and NASDAQ Listing Rules, serving on the Audit Committee.

Our Audit Committee’s responsibilities include:

•	appointing, replacing, overseeing and compensating the work of a firm to serve as the independent registered public accounting firm to audit our financial statements;

•	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing with management and the independent registered public accounting firm our interim and year-end operating results, which includes matters required to be discussed under Rule 3200T of the Public Company Accounting Oversight Board (“PCAOB”);

•	considering the adequacy of our internal accounting controls and audit procedures;

•	reviewing and approving related party transactions (as defined by Item 404 of SEC Regulation S-K) entered into by the Company, and discussing with management the business rationale for any such transactions and determining whether public disclosure is required;

•	approving (or, as permitted, pre-approving) all audit and non-audit services to be performed by the independent registered public accounting firm; and

•	receiving and reviewing written disclosures on independence required by PCAOB Rule 3526.

Risk Management

Our Board of Directors has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. Our Board of Directors regularly reviews information regarding the Company’s credit, liquidity, proposed acquisitions and operations, as well as other risks associated with the Company’s business.

The Company’s Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements, as well as all of the Company’s benefit plans. The Audit Committee oversees management of financial risks and potential conflicts of interest with related parties. The Governance/Nominating Committee manages risks associated with the independence of our Board of Directors. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire Board is regularly informed by members of management and through committee reports, or otherwise, about such risks.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% owners are required by certain SEC regulations to furnish us with copies of all Section 16(a) forms filed by them. Based solely on our review of the copies of such forms received by us, we believe that during 2016, there was compliance with the filing requirements applicable to our officers, directors and greater than 10% common stockholders.

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

Item 11. Executive Compensation

In 2015 and continuing in 2016, our Board of Directors placed a priority on reviewing our governance and compensation policies. The Compensation Discussion and Analysis below outlines the findings of this review, changes made to our executive compensation program and corporate governance as a result of such review, and also describes our view of executive compensation generally.

Compensation Discussion and Analysis

In 2015 and 2016, our Board of Directors placed a priority on reviewing our compensation and governance practices. The goal of that review was to establish policies that provide appropriate compensation to attract and retain strong leadership, while ensuring the overall compensation program was aligned with both the Company’s performance and stockholders’ best interests. As a result of this review, the Company redesigned its compensation programs and made numerous other governance and compensation changes in 2015, 2016 and to date in 2017. Many of these changes are directly responsive to feedback previously received from our investors, and also incorporate generally accepted market practices, as evaluated by our compensation consultant. Our stockholders voted in favor of the Company’s compensation program at our 2016 annual meeting. The Company, the Board, the Compensation Committee and the Corporate Governance and Nominating Committee continue to review our policies and programs and consider additional changes, where appropriate.

Executive Summary of Recent Governance and Compensation Changes

Based on discussions with our stockholders to identify their concerns, in 2015 and 2016, the Compensation Committee made important changes to our governance and compensation practices as highlighted below, and, as further discussed throughout this Compensation Discussion and Analysis.

Investor Concern:	Recent Compensation Committee Action:

Long- and Short-Term Pay Practices	In response to concerns expressed by our stockholders, we adopted programs to differentiate between long and short term performance metrics to align pay more closely with long term and short term goals, increase the difficulty of performance measures for payouts and eliminated guaranteed salary raises, discretionary bonuses and catch-up provisions for performance periods.

Peer Group Benchmarking	Our stockholders were concerned that we did not benchmark compensation. We have established a compensation peer group against which we benchmarked compensation levels in 2016 for purposes of setting 2017 total direct compensation opportunities for our named executive officers.

Long Term Incentive Design	In 2016, we implemented a new annual, performance-based, long-term incentive program (the “LTIP”) with clearly defined goals and targets for certain key employees, including our named executive officers, which provides for equity grants based on the achievement of specified financial goals. Specifically, the LTIP provides for grants of restricted share unit (“RSU”) awards, which vest in three equal installments annually over a three-year period, and long term performance share unit (“PSU”) awards, which, other than with respect to Mr. Haugh’s 2016 LTIP PSU grant, cliff vest after three years based on adjusted operating income performance targets established by the Compensation Committee. The terms of Mr. Haugh’s 2016 LTIP PSUs are described below. The LTIP eliminates the “catch-up” feature previously used in our PSU awards, as well as our prior practice of making an annual payout of earned PSUs. Instead, the LTIP generally requires that the grantee remain subject to continued employment for the entirety of the performance period (thereby ensuring that the ultimate value of the PSU award remains “at risk” and subject to stock price performance for the duration of the performance period).

In furtherance of its previously disclosed commitment to do so, beginning in 2016 the Compensation Committee eliminated the historical practice of determining annual cash bonuses on a solely discretionary basis.

Vesting on a Change of Control	In 2015, we amended the Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”) to require “double-trigger” change of control vesting on all equity awards granted after October 20, 2015 (prior to such date, such awards were subject to “single-trigger” vesting). In 2016, our stockholders approved the 2016 Omnibus Incentive Plan to replace the 2009 Plan, and retained the “double-trigger” requirement. Accordingly, all LTIP awards are subject to double-trigger vesting.

Anti-Pledging Policy	We have adopted an anti-pledging policy under which directors and executive officers are prohibited from pledging shares.

We recognized that as of October 20, 2015 (the date of adoption of the anti-pledging policy), 300,668 shares held by directors and executive officers were subject to outstanding pledges. As of April 21, 2017, the number of shares subject to outstanding pledges is 200,838. No future pledges are permitted and the pledged shares are excluded for purposes of determining compliance with stock ownership requirements under the stock ownership policy described below.

Stock Ownership Policy	We adopted a rigorous stock ownership policy under which our current named executive officers and directors must own a minimum specified multiple of their base salary or annual cash retainer. In 2017, we amended the policy to cover all direct reports to the CEO, in an effort to better align the interests of senior management and, to be consistent with market practice, to include unvested RSUs, net of taxes at a 40% rate, in the definition of owned shares. For the CEO, the multiple is six (6) times base salary; for the other named executive officers and direct reports to the CEO, the multiple is three (3) times base salary; and for non-employee directors the multiple is five (5) times the annual cash retainer. Unvested PSUs and unexercised stock options do not count toward the definition of owned shares, nor do shares subject to outstanding pledges. Named executive officers and non-employee directors who are not in compliance with the stock ownership guidelines are subject to share retention requirements.

Executive Severance Plan	We adopted an executive severance plan that provides for certain severance benefits in the event of a “qualifying termination” for eligible employees. Eligible employees include executive vice presidents or those employees with an equivalent title, who report directly to the Chief Executive Officer and enter into a participation agreement to the plan with the Company. The participation agreements require that participants comply with certain restrictive covenants for a specified period in order to receive severance benefits and also supersede and replace prior employment agreements entered into with eligible employees. The plan has allowed us to standardize severance terms, eliminate the need for individualized executive employment agreements and better align the interests of our management team. Our Chief Executive Officer is not subject to the executive severance plan and our employment agreement with him remains in effect.

Introduction

The purpose of this Compensation Discussion and Analysis is to provide the information necessary for understanding the compensation philosophy, policies and decisions that are material to the compensation of our principal executive officer, our principal financial officer and our three other most highly compensated executive officers (we refer to these officers as our “named executive officers”) during 2016.

This Compensation Discussion and Analysis will place in context the information regarding our 2016 named executive officers contained in the tables and accompanying narratives that follow this discussion.

In 2016, our named executive officers were:

Current Employees (other than Mr. Cuneo, who is currently Chairman of the Board, and previously served in an executive capacity from August 2015 to December 2016 and also has been a director since 2006)

John N. Haugh	President, Chief Executive Officer and Director

F. Peter Cuneo	Chairman of the Board (Former Executive Chairman; former Interim Chief Executive Officer and Director; Director since 2006)

David K. Jones	Executive Vice President and Chief Financial Officer

Jason Schaefer	Executive Vice President, General Counsel and Secretary

Former Employees

David Blumberg*	Executive Vice President and Chief Strategy Officer (Former Interim Chief Financial Officer)

Roles of the Board and Compensation Committee in Compensation Decisions

Compensation of our named executive officers has been determined by the Board of Directors pursuant to recommendations made by the former Interim Chief Executive Officer, the Chief Executive Officer and the Compensation Committee. The Compensation Committee is responsible for, among other things, reviewing and making recommendations as to the compensation of our executive officers; administering our equity incentive and stock option plans; reviewing and making recommendations to the Board of Directors with respect to incentive compensation and equity incentive plans; and setting our Chief Executive Officer’s compensation based on the achievement of corporate objectives.

Effective October 2015, the Compensation Committee retained Frederic W. Cook & Co., Inc. (“FW Cook”) as its independent, third-party compensation consultant for advice and assistance on executive compensation matters. The Compensation Committee has assessed the independence of FW Cook pursuant to the NASDAQ listing standards and SEC rules and is not aware of any conflict of interest that would prevent FW Cook from providing independent advice to the Committee concerning executive compensation matters.

Objectives of our Executive Compensation Program

The Company’s goals for its executive compensation program are to:

•	Attract, motivate and retain a talented, entrepreneurial and creative team of executives who will provide leadership for the Company’s success in dynamic and competitive markets.

•	Align pay with performance as well as with the long-term interests of stockholders by linking payouts to pre-determined performance measures that promote long-term stockholder value.

•	Promote stability in the executive team and establish continuity of the service of named executive officers, so that they will contribute to, and be a part of, the Company’s long-term success.

*	Mr. Blumberg, our former Executive Vice President and Chief Strategy Officer, was a named executive officer who served during most of 2016, and is no longer an employee of the Company.

Key Features of Our Executive Compensation Program

Following is a summary of the key features of our compensation program, which demonstrates how each feature furthers the overall goals of our compensation philosophy.

What we do

Pay for Performance. We have adopted the 2016 LTIP, which provides for grants that are tied to our long-term business goals. Because these PSUs are generally earned only at the end of the three-year performance period, they remain “at risk” (over the term) based on performance metrics.

Clawback Policy. We have adopted a clawback policy that applies if there is a restatement of our financial statements that is required, within the previous three years, to correct accounting errors due to material non-compliance with any financial reporting requirements under the federal securities laws. This applies to equity as well as cash payments that were paid based on performance metrics. As further described herein, during 2016, we clawed back equity and cash payments from former executives pursuant to the policy.

Anti-Pledging Policy. We have adopted a policy that prohibits directors and executive officers from pledging any additional shares of the Company’s common stock following October 20, 2015.

Stock Ownership Guidelines. The Company has adopted stock ownership guidelines for its directors, named executive officers and all other direct reports to the Chief Executive Officer to provide for ownership maintenance of the Company’s equity. To be consistent with market practice, the Compensation Committee recently amended the guidelines to allow for unvested restricted stock, net of shares to cover taxes at a 40% assumed tax rate, to count toward ownership levels.

Anti-Hedging Policy. We have a policy prohibiting directors and named executive officers from engaging in hedging transactions, which include puts, calls and other derivative securities, with respect to the Company’s equity securities.

“Double Trigger” Change in Control Provision. Our 2016 Plan and its predecessor plan provide for “double trigger” change in control provisions.

Independence of our Compensation Committee and Advisor. The Compensation Committee, which is comprised solely of independent directors, utilizes the services of FW Cook, as its independent, third party compensation consultant. FW Cook reports to the Compensation Committee, does not perform any other services for the Company, and has no economic or other ties to the Company or the management team that could compromise its independence or objectivity.

What we don’t do

No gross-ups. We do not have any provisions requiring the Company to gross-up salary or bonus compensation to cover taxes owed by our executives.

No Excess Perquisites and Limited Retirement Benefits. We have a 401k program and have never had a defined benefit plan. We do not maintain any supplemental executive retirement plans or other pension benefits.

No option repricing or exchanges without stockholder approval; No “liberal” share recycling. We have not engaged in the activities below and they are prohibited by our 2016 Plan and its predecessor plan:

•	Repricing options; and

•	Buying out underwater options for cash.

Pursuant to the terms of our 2016 Plan, we have not permitted shares not actually issued (due to net issuance of shares upon exercise of options or vesting of stock grants and performance awards) to be returned to the available pool and regranted.

No dividends or dividend equivalents on unvested awards. We do not pay dividends or dividend equivalents on unvested shares of restricted stock or unearned PSU awards.

No “catch-up” feature on PSU awards. We have eliminated the “catch up” feature on PSU awards under the LTIP and the special one-time, performance-based incentive plan.

Recent Changes to our Compensation Programs and Governance Practices in Response to our Compensation Committee’s Review

Adoption of Executive Severance Plan

On December 30, 2016, the Compensation Committee adopted an Executive Severance Plan pursuant to which eligible employees of the Company may receive certain severance benefits in the event of a “Qualifying Termination”. The Executive Severance Plan has been adopted to replace individual employment agreements for our executives (other than our Chief Executive Officer). We believe this puts all of our executives on equal footing and incentivizes them all to work towards our established goals. The following is a summary of the material terms of the Executive Severance Plan. The summary does not purport to be complete and is qualified in its entirety by reference to the Executive Severance Plan, a copy of which is attached as Exhibit 10.65 to the Form 10-K.

Under the terms of the Executive Severance Plan, eligible employees are those who hold the title of Executive Vice-President or an equivalent officer title, report directly to our Chief Executive Officer, and execute a participation agreement in the form contemplated by the Executive Severance Plan. For purposes of the Executive Severance Plan, a Qualifying Termination generally means: (i) an involuntary termination by the Company of a participant’s employment without cause; or (ii) a participant’s resignation from employment with the Company for good reason. A Qualifying Termination does not include a termination of a participant’s employment which is (A) for cause, (B) a result of a participant’s death or disability, or (C) a result of a participant’s resignation other than for good reason.

Severance benefits include: (i) accrued obligations (if any) that remain unpaid as of the termination date, including earned but unpaid annual cash bonus (if any) for the immediately preceding fiscal year; (ii) in the case of a participant who has a Qualifying Termination, continuation of annual base salary for 18 months, paid in normal payroll installments, or in the case of a participant who has a Qualifying Termination during a “Change in Control Protection Period,” an amount equal to two times the sum of the participant’s annual base salary and target annual bonus, paid in a lump sum; (iii) prorated annual cash bonus for the year of termination based on actual performance; and (iv) if participant elects COBRA health benefit continuation coverage, payment as additional taxable severance of an amount equal to the dollar amount of premium cost for similarly situated active executives during the severance period (coverage ceases once participant obtains coverage from a new employer). The Change in Control Protection Period refers to the period commencing on the date a Change in Control, as defined in the Executive Severance Plan, is consummated and ending 24 months following the date of such consummation.

As a condition of receiving any severance benefits under the Executive Severance Plan, a participant is required to execute and not revoke a release agreement and comply with the Plan’s noncompetition and other restrictive covenants. In the event a participant has a Qualifying Termination during a Change in Control Protection Period, the participant will not be subject to the noncompetition restriction after the date of the Qualifying Termination, but will remain subject to all other restrictive covenants.

Adoption of Compensation Peer Group for Benchmarking Compensation (the “Compensation Benchmarking Peer Group”)

FW Cook assisted the Compensation Committee in its identification of the Compensation Benchmarking Peer Group of public companies against which the Company benchmarked its 2016 executive compensation. The Compensation Benchmarking Peer Group is generally comprised of companies in our industry, reflects a portfolio of characteristics relevant to Iconix’s business operations and is similar in size to Iconix. With regard to size comparability, as a result of Iconix’s unique business model in which a large portion of our profits are generated through licensing of our brands rather than direct retail sales, we evaluated peers primarily based on market capitalization, profitability and margin parameters rather than GAAP-based reported revenue. The Compensation Committee approved the following Compensation Benchmarking Peer Group:

Cherokee Inc.	Perry Ellis Inc.
Choice Hotels	Sequential Brands Inc.
Deckers Outdoor Corporation	Sotheby’s
Fossil Inc.	Steve Madden
G-III Apparel Group Ltd.	Tumi Holdings Inc.
Kate Spade & Co.	Vera Bradley, Inc.
Meredith Corp.	Vince Holding
Movado Group, Inc.	Wolverine World Wide, Inc.
Oxford Industries, Inc.

The Compensation Benchmarking Peer Group was used for benchmarking the 2016 total direct compensation opportunity of our executive officers. In addition, in 2016 we established a special one-time, performance-based incentive plan for certain key employees, including our named executive officers, as noted below under “Our Named Executive Officers Compensation for 2016.” The PSUs granted under this plan cliff vest in three years and are based on total shareholder return as measured against the Compensation Benchmarking Peer Group.

In November 2016, the Compensation Committee reviewed and evaluated the Compensation Benchmarking Peer Group and revised it to eliminate companies that were no longer public or no longer fit the appropriate criteria and add replacement companies as necessary, and approved the following revised Compensation Benchmarking Peer Group, which was used with respect to measure performance of 2017 PSUs and may be used with respect to other future performance-based awards:

Cherokee Inc.	Movado Group, Inc.
Choice Hotels	Oxford Industries, Inc.
Deckers Outdoor Corporation	Perry Ellis Inc.
Fossil Inc.	Sequential Brands Inc.
Francesca Holdings	Steve Madden
G-III Apparel Group Ltd.	Vera Bradley, Inc.
Kate Spade & Co.	Vince Holding
Meredith Corp.	Wolverine World Wide, Inc.

Implementation of “Double Trigger” Change in Control Provisions

In 2015, we amended our 2009 Plan to provide for “double trigger” change in control provisions. In 2016, our stockholders approved the 2016 Omnibus Incentive Plan, which is referred to as the Plan and supersedes and replaces the 2009 Plan. The Plan also contains double-trigger change in control provisions, which provide that upon a change in control (as defined in the Plan), in the event that a successor company assumes or substitutes awards under the Plan, unvested equity awards do not accelerate unless, within 24 months following such change in control, the Plan participant is terminated without cause or leaves for good reason. However, if a successor company in the change in control does not assume or substitute awards under the Plan, then all outstanding awards immediately vest. Double trigger provisions, as opposed to single trigger provisions, apply to all grants made under the Plan and its predecessor after October 20, 2015.

Adoption of Anti-Pledging Policy

The Board of Directors has adopted an anti-pledging policy that prohibits any additional pledges of Company securities by named executive officers or directors of the Company following the adoption of such policy.

Adoption of Stock Ownership Guidelines

In 2015, the Company adopted stock ownership guidelines based on best practices. Among other features, these guidelines provide for our named executive officers and directors to own shares of the Company’s stock at the following levels:

Chief Executive Officer:	6X annual base salary
Other Named Executive Officers	3X annual base salary
Directors:	5X annual cash retainer

While the original guidelines were applicable only to the CEO and named executive officers, in 2017 the Compensation Committee approved the inclusion of all direct reports to the CEO, each of whom is required to own shares of the Company’s stock at the level of 3X annual base salary. We believe making all direct reports to the CEO subject to the guidelines better aligns the goals of our entire management team with those of stockholders.

Unvested PSUs, unexercised stock options and pledged shares do not count towards the definition of owned shares. In 2017, to be consistent with market practice, the Compensation Committee amended to the guidelines to allow unvested restricted stock, net of shares to cover taxes at a 40% assumed tax rate, to be included in the definition of owned shares. Named executive officers, other direct reports to the CEO and directors who are not in compliance are subject to stock retention requirements.

Elimination of Discretionary Bonuses for Named Executive Officers in 2016

In 2016, the Compensation Committee eliminated the historical practice of determining annual cash bonuses for executives on a solely discretionary basis, and adopted a performance-based annual cash incentive program—or AIP—for 2016 and thereafter.

Elements of Compensation

To accomplish our compensation objectives, our compensation program for 2016 principally consisted of equity compensation granted pursuant to the 2016 LTIP, which is the Company’s new plan for annual, performance-based, long-term incentive compensation described above, base salaries and cash bonus awards made pursuant to the 2016 AIP, which is the Company’s new plan for annual, performance-based cash bonuses. These elements were designed to provide a competitive mix of compensation that balanced retention and performance in a simple and straightforward manner. The compensation program was designed to ensure that the named executive officers’ compensation was tied to the Company’s long-term and short-term performance. The Company does provide certain limited perquisites to its named executive officers. The Company has no supplemental retirement plan.

Base salary. Base salary represents amounts paid during the fiscal year to named executive officers as direct, guaranteed compensation under their former employment agreements, other than in the case of Mr. Haugh, whose employment agreement continues to be in effect, for their services to us. Base salaries are used to compensate each named executive officer for day-to-day operations during the year, and to encourage them to perform at their highest levels. We also use our base salary as an incentive to attract top quality executives and other management employees. Moreover, base salary and increases to base salary are intended to recognize the overall experience, position within our company and expected contributions of each named executive officer to us. None of our named executive officers is eligible for an automatic base salary increase and no named executive officer received a salary increase for 2017.

Annual cash bonuses. We award bonuses to promote the achievement of our short-term, targeted business objectives by providing competitive incentive reward opportunities to our executive officers who can significantly impact our performance towards those objectives. Further, a competitive bonus program enhances our ability to attract, develop and motivate individuals as members of a talented management team. However, in 2016 special, one-time cash and equity retention awards were made to employees, including named executive officers, pursuant to a retention plan previously disclosed in the Company’s Current Report on Form 8-K filed on January 13, 2016. Following its previously disclosed commitment to do so, the Compensation Committee eliminated the historical practice of determining annual cash bonuses on a solely discretionary basis in 2016. Beginning in 2016, cash bonus awards are made pursuant to the Company’s 2016 AIP, which requires the achievement of measurable, pre-determined goals in order to be eligible for performance-based cash bonuses as more fully described below.

Equity-based compensation. Beginning in 2016, annual equity awards were made in the form of RSUs and a target amount of PSUs granted pursuant to the terms of a long-term incentive compensation plan. These grants are designed to compensate our named executive officers for their expected ongoing contributions to our long-term performance. Generally, the RSUs under the LTIP vest in equal installments annually following the date of grant, or a period determined by the Compensation Committee, typically beginning on the first anniversary of the date of grant and the PSUs vest upon the Company’s achievement of pre-determined adjusted operating income performance targets at the end of a three-year performance period, or a period determined by the Compensation Committee.

The terms of the PSUs and RSUs granted pursuant to the LTIP further provide that on a change in control within the first 18 months of the performance period, the PSUs will convert into time-based vested RSUs at the target performance level. On a change in control occurring within the second 18 months of the performance period, the outstanding PSUs will convert to time based RSUs based on the cumulative actual operating income performance versus the original target performance, and prorated for the number of completed months as of the date of such change of control. Time-vested RSUs shall accelerate in the event of an involuntary termination without cause within 18 months following a change of control. If the awards are not assumed or substituted, the shares vest immediately, using the same determination of performance as described in the section regarding change of control in the second 18 months of the performance period.

Perquisites and other personal benefits. During 2016, our named executive officers received a limited amount of perquisites and other personal benefits that we paid on their behalf. These consisted of relocation expenses totaling $274,055 for Mr. Haugh and car allowances totaling $36,000 in the aggregate for Mr. Jones and Mr. Schaefer.

Post-termination compensation. We had previously entered into employment agreements with each of our named executive officers, which were replaced by participation agreements to our Executive Severance Plan (as described herein) in 2017, other than for Mr. Haugh, whose employment agreement continues to be in effect. Each of Mr. Haugh’s employment agreement and the participation agreements related to the Executive Severance Plan provide for, and the former employment agreements provided for, certain payments and other benefits if the executive’s employment terminated under certain circumstances, including, in the event of a “change in control”. As noted above, we amended our Plan to implement “double trigger” change in control provisions with respect to equity grants. These provisions provide that, upon a change in control, as defined in the Plan, in the event that a successor company assumes or substitutes awards under the Plan, unvested equity awards do not accelerate unless, within 24 months following such change in control, the Plan participant is terminated without cause or leaves for good reason. However, if a successor company in the change in control does not assume or substitute awards under the Plan, then all outstanding awards would immediately vest. See “Executive Compensation—Narrative to Summary Compensation Table and Plan-Based Awards Table— Employment Agreements, Former Employment Agreements and Executive Severance Plan Participation Agreements” and “Executive Compensation—Potential Payments Upon Termination or Change in Control” for a description of the severance and change in control benefits pursuant to Mr. Haugh’s employment agreement, the prior employment agreements and the executive severance plan participation agreements.

Our Named Executive Officers’ Compensation for 2016

2016 Board and Management Updates

Mr. Haugh’s Employment as President and Chief Executive Officer; Appointment as Director and Employment Agreement

On February 18, 2016, we entered into an employment agreement with Mr. Haugh that provides for his employment as our President, as of February 23, 2016, and as our President and Chief Executive Officer, as of April 1, 2016. Mr. Haugh was also appointed a Director of our Company on February 23, 2016, but does not receive any additional remuneration for this role. The terms of Mr. Haugh’s employment agreement are described below under “Narrative Disclosure to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements, Former Employment Agreements and Executive Severance Plan Participation Agreements—Current Employees”.

In negotiating Mr. Haugh’s agreement, the Compensation Committee believed that Mr. Haugh’s extensive experience in executive positions at several leading consumer products companies, history of business leadership and experience as a director on a public company board made him well-qualified for the position, and determined that his compensation package was commensurate with his experience. In addition, the Compensation Committee sought input and advice from FW Cook on benchmarking of Mr. Haugh’s compensation package against other chief executive officers at companies in our Compensation Benchmarking Peer Group. The Compensation Committee believes that Mr. Haugh’s compensation package provides him with appropriate remuneration as well as long-term incentives that align his interests with those of our stockholders.

Mr. Cuneo’s Appointment as Interim Chief Executive Officer in 2015 and related Employment Agreement; Appointment as Executive Chairman in 2016 and related Employment Agreement

On September 8, 2015, we entered into an employment agreement with Mr. Cuneo that provided for his employment as our Interim Chief Executive Officer, as of August 6, 2015. Mr. Cuneo’s employment agreement was terminated upon our appointment of John Haugh as Chief Executive Officer, and no severance was paid in connection with such termination.

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

On April 28, 2016, we entered into an employment agreement with Mr. Cuneo that provided for his employment as our Executive Chairman, from April 1, 2016 until December 31, 2016. The material terms of Mr. Cuneo’s former employment agreements are described below under “Narrative Disclosure to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements, Former Employment Agreements and Executive Severance Plan Participation Agreements – Current Employees”.

Base Salaries

Historically, the base salaries of our named executive officers were determined based on the Compensation Committee’s assessment of competitive base salary levels and consistent with the relevant executive’s position, skill set, experience and length of service with the Company. Base salaries were set forth in the named executive officer’s employment agreement. Other than for Mr. Haugh, whose employment agreement remains in effect, base salaries are now set forth in the Executive Severance Plan participation agreements of our named executive officers. Base salaries are benchmarked annually by the Compensation Committee, with the assistance of FW Cook, in light of market practices and changes in responsibilities.

Annual Performance-Based Cash Bonus Compensation

In 2016, no annual cash performance bonus compensation was paid in respect of 2015 service. In 2016 special, one-time cash bonus and equity awards were made to employees, including named executive officers, pursuant to the Company’s 2016 Retention Plan more fully described below. Such cash bonus awards were paid in four quarterly installments, and only if the awardee was employed on the applicable quarterly payment date. In addition, beginning in 2016, named executive officers were granted cash bonus compensation subject to the achievement of pre-determined objectives under the terms of the 2016 AIP.

2016 Retention Plan

As previously announced in Form 8-K filed with the SEC on January 13, 2016, in 2016 the Company established a special one-time, performance-based retention plan consisting of cash and equity awards for employees, including all named executive officers other than Messrs. Haugh and Cuneo. Under this plan, Messrs. Jones, Schaefer and Blumberg received cash retention awards of $350,000; $200,000 and $200,000, respectively. The cash retention awards were paid in four equal installments following each quarter of 2016 only if the named executive officer was employed by the Company on the date the payment was payable. The final quarterly installment payments of such cash retention awards were made in December 2016.

Under the retention plan, our named executive officers received the following equity grants, Mr. Jones received 155,000 PSUs, Mr. Schafer received 120,000 PSUs and Mr. Blumberg received 155,000 PSUs. Such PSUs cliff vest in three years based on total shareholder return (“TSR”) as measured against the 2016 Compensation Benchmarking Peer Group listed above. The vesting schedule is as follows:

TSR of less than 35%	0% vesting

TSR between 35% and 50%	25%-50% vesting (linear interpolation)

TSR between 50% and 75%	50%-100% vesting (linear interpolation)

TSR at 75% or above	100% vesting

There will be interpolation on a straight line basis (i.e. linearly interpolated) between 35% and 50% and between 50% and 75% achievement. These awards are also subject to the “double trigger” change of control provisions contained in the Plan. Our separation agreement with Mr. Blumberg provided for him to receive up to 33% of the 155,000 PSUs granted to him, subject to achievement of the pre-determined performance criteria as of the date his employment with the Company ended, and subject to his delivery to the Company of certain previously awarded in shares as part of a “claw back” (or recoupment) in connection with restatements of historical financial statements by the Company. Mr. Blumberg received 51,150 of such PSUs.

2016 Annual Incentive Plan

In furtherance of its commitment to eliminate the historical practice of determining annual cash bonuses for executives on a solely discretionary basis, in July 2016 the Compensation Committee established 2016 AIP targets for cash bonuses to employees, including named executive officers other than Mr. Haugh. These targets were established as a percentage of base salary and, for the named executive officers other than Mr. Haugh, were based on the achievement of performance goals weighted as follows: 37.5% Iconix non-GAAP net income, 37.5% Iconix revenue and 25% based on objective criteria specific to the individual. With respect to the revenue and non-GAAP net income performance metrics, the following goals were established by the Compensation Committee and adjusted by the Compensation Committee pursuant to the Plan:(1)

REVENUE PERFORMANCE METRICS

% of Target	Achievement Level ($M)	Payout %

Less than 85%	Less than $331.884 Million	0%
85%	$331.884 Million	50%
90%	$351.407 Million	67.5%
95%	$370.929 Million	83.3%
100%	$390.452 Million	100%
105%	$409.975 Million	113.3%
110%	$429.497 Million	166.6%
115%	$449.020 Million	200%

NON-GAAP NET INCOME PERFORMANCE METRICS

% of Target	Achievement Level ($M)	Payout %

Less than 80%	$52.397 Million	0%
80%	$52.397 Million	50%
85%	$55.672 Million	62.5%
90%	$58.946 Million	75.0%
95%	$62.221 Million	87.5%
100%	$65.496 Million	100%
105%	$68.771 Million	125%
110%	$72.046 Million	150%
115%	$75.320 Million	175%
120%	$78.595 Million	200%

With respect to the 2016 AIP payouts, the Company paid out as follows:

Revenue Performance Metrics: Adjusted Revenue of $368.5 million paid out at 81.2%

Non-GAAP Net Income: Adjusted Non-GAAP Net income of $63.871 million paid out at 93.8%

(1)	Our Plan provides for adjustment upon the occurrence of the following: To the extent consistent with the requirements for satisfying the performance-based compensation exception under Section 162(m) of the Code, the Committee may provide in the case of any Award intended to qualify as a Performance-Based Award for such exception that one or more of the performance criteria applicable to such Award will be adjusted in an objectively determinable manner to reflect events occurring during the performance period that affect the applicable performance criterion or criteria. Such adjustments may include (without limitation) one or more of the following: (i) items related to a change in accounting principle; (ii) items relating to financing activities; (iii) expenses for restructuring or productivity initiatives; (iv) other non-operating items; (v) items related to acquisitions; (vi) items attributable to the business operations of any entity acquired by the Company during the performance period; (vii) items related to the disposal of a business or segment of a business; (viii) items related to discontinued operations that do not qualify as a segment of a business under United States generally accepted accounting principles; (ix) items attributable to any stock dividend, stock split, combination or exchange of shares occurring during the performance period; (x) any other items of significant income or expense which are determined to be appropriate adjustments; (xi) items relating to unusual, infrequently occurring, or extraordinary corporate transactions, events or developments; (xii) items related to amortization of acquired intangible assets; (xiii) items that are outside the scope of the Company’s core, on-going business activities; or (xiv) items relating to any other unusual or nonrecurring events or changes in applicable laws, accounting principles or business conditions. Unless otherwise determined by the Committee, the Committee shall not make an adjustment to an Award intended to qualify as “performance-based compensation” under Section 162(m) in a manner that would cause the Award not to so qualify.

For 2016, Mr. Haugh’s performance goals were as described below under “Narrative Disclosure to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements, Former Employment Agreements and Executive Severance Plan Participation Agreements—Current Employees.” Mr. Haugh received $1,000,000 based on the achievement of positive non-GAAP net income, as determined by the Compensation Committee.

Under the AIP, the base salaries and target/maximum percentage payouts in effect for each of the named executive officers for 2016 were as follows:

Named Executive Officer	Base Salary	Target/Maximum
David K. Jones	$620,000	100%/200%
Jason Schaefer	$500,000	100%/200%
David Blumberg	$600,000	65%/130%

For 2016 only, Mr. Jones’s and Mr. Schaefer’s respective targets were 100% of base salary, as described in their respective employment agreements summarized below under “Narrative Disclosure to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements, Former Employment Agreements and Executive Severance Plan Participation Agreements—Current Employees.” Such targets are 65% of base salary, with a maximum of 130% of base salary, for each of Mr. Jones and Mr. Schaefer for 2017. The amounts payable under the AIP will not be deductible under Section 162(m) of the Internal Revenue Code. However, the Company anticipates that the amount that could be payable will be immaterial.

On March 7, 2017, the Compensation Committee confirmed the following specific 2016 AIP payments to named executive officers: Mr. Jones received $523,125 and Mr. Schaefer received $484,375. Mr. Blumberg ceased to be an executive officer of the Company in December 2016 and, therefore, forfeited his 2016 AIP award.

2016 Long Term Incentive Plan

In 2016, the Company granted performance-based equity awards and long-term equity awards to named executive officers and other key employees, which include PSUs that vest based on the Company’s achievement of adjusted operating income targets for the performance period (January 1, 2016 through December 31, 2018). The specific performance-based equity awards made to named executive officers under the 2016 LTIP are as follows: on February 23, 2016, Mr. Haugh was granted 196,850 2016 PSUs and on March 31, 2016, Mr. Jones was granted 67,083 2016 PSUs, Mr. Schaefer was granted 54,099 2016 PSUs and Mr. Blumberg was granted 64,919 2016 PSUs. For a description of the terms of the 2016 PSUs, please see below “PSUs—2016 PSUs”

The specific long-term equity awards made to named executive officers under the 2016 LTIP were as follows: On March 31, 2016, Mr. Jones was granted 33,041 RSUs, Mr. Blumberg was granted 31,975 RSUs and Mr. Schaefer was granted 26,646 RSUs, one-third of which vest on each of March 31, 2017, 2018 and 2019. Of these RSUs, 11,014 RSUs vested on March 31, 2017 for Mr. Jones and 8,882 RSUs vested on March 31, 2017 for Mr. Schaefer. Mr. Blumberg ceased being an executive officer in December 2016 and forfeited his RSUs pursuant to the 2016 LTIP grant. In accordance with the terms of his employment agreement, on March 31, 2016, Mr. Haugh received 62,112 RSUs, of which 20,704 RSUs vested on February 22, 2017, and the remaining 41,408 RSUs vest as to 20,704 on each of February 22, 2018 and 2019.

Outstanding PSU Grants

PSU Performance Comparator Group – For all PSUs

For 2016, the Compensation Committee adopted the same Compensation Benchmarking Peer Group recommended by FW Cook for use in determining relative performance metrics for all outstanding PSUs including, Relative EBITDA Growth and Relative EPS Growth, under each tranche of our PSUs, in order to ensure a consistent calculation of measures of performance. The PSU Performance Comparator Group utilized for relative metric vesting is based on companies in GICS codes 25203010 (Apparel, Accessories and Luxury Goods) and 25203020 (Footwear) with comparable revenue and earnings levels (comprised of annual revenue between $100 million and $5 billion and EBITDA and EPS greater than zero in the most recent fiscal year). Such PSU Performance Comparator Group is as follows:

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

This PSU Performance Comparator Group is reviewed and adjusted annually by the Compensation Committee, prior to the start of the applicable performance period.

2016 PSUs

Other than for Mr. Haugh, the 2016 PSUs will vest on December 31, 2018, assuming the compounded operating income growth metrics, as adjusted pursuant to the Plan (as described under the 2016 AIP), as satisfied, and the executive has continued employment through December 31, 2018. The 2016 PSUs, in instances of retirement, involuntary termination not for cause, and voluntary termination with good reason, death and disability, payouts will be made at the end of the three-year performance period based on actual performance as certified by the Compensation Committee and pro-rated to reflect actual years completed by the executive. Following December 31, 2018, the Compensation Committee will determine many of the 2016 PSUs were earned based on the compounded operating income growth metrics, as adjusted pursuant to the Plan for various contingencies, including acquisitions and dispositions throughout the performance period. Our separation agreement with Mr. Blumberg provided for up to 21,640 2016 PSUs to be eligible to vest following the expiration of the performance period on March 30, 2019, subject to achievement of the pre-determined compound operating income growth performance criteria, as adjusted pursuant to the Plan.

Mr. Haugh’s 2016 PSUs are governed by the terms of his employment agreement pursuant to which up to one-third of Mr. Haugh’s 2016 PSUs will be converted into time-based awards on each of December 31, 2016, 2017 and 2018, based on actual performance as of the date of termination as certified by the Compensation Committee, and such time-based awards will vest on December 31, 2018, subject to Mr. Haugh’s employment until such date (other than if, prior to December 31, 2018, Mr. Haugh is terminated by us without cause or by him for good reason, in which case any time-based awards into which 2016 PSUs shall have converted will vest and be settled on December 31, 2018, subject to Mr. Haugh’s compliance with the applicable terms of his employment agreement). With respect to the tranche of Mr. Haugh’s PSUs that were available to convert into time-based awards on December 31, 2016, 49,824 2016 PSUs were converted into time-based awards based on achievement of between 4% and 5% compound operating income growth in accordance with the following Compounded Operating Income Growth %, as adjusted by the Compensation Committee in accordance with the Plan:

Compound Operating Income Growth % (Aggregate in $)	Percentage of PSUs Earned
Up to 2.5% ($556.451 Million)	0
Above 2.5% ($556.451 Million) up to 4.0% ($572,913 Million)	An interpolated percentage above 0 and up to 50%
Above 4.0% ($572,913 Million) up to 5.0% ($584,066 Million)	An interpolated percentage above 50% and up to 100%
Above 5.0% ($584,066 Million) up to 6.0% ($595,346 Million)	An interpolated percentage between 100% and up to 150%
Above 6.0% ($595,364 Million) up to 7.5% ($612,584 Million)	An interpolated percentage between 150% and up to 200%
Above 7.5% ($612,584 Million)	200%

If the Company’s TSR percentile rank for any performance period is in the bottom quartile of the Comparative Group, the maximum number of 2016 PSUs that shall convert to RSUs with respect to such performance period shall be 100% of the Target PSUs. With respect to the 2016 PSUs, and going forward, the Company eliminated the “catch up” feature and intends to eliminate such feature in all future grants.

Historical PSUs Outstanding as of December 31, 2016—2013 PSUs and 2015 PSUs

As of December 31, 2016, the only tranches of PSUs issued prior to 2016 that were outstanding were the 2013 PSUs and 2015 PSUs. Each tranche of such 2013 PSUs and 2015 PSUs has absolute performance metrics for EBITDA Growth, EPS Growth and Free Cash Flow, in differing percentages and different base years as described below. In addition, with respect to EBITDA Growth and EPS Growth, vesting may occur based on the Company’s relative achievement of such growth as compared to the PSU Performance Comparator Group as described above.

Absolute Metrics—General—2013 PSUs and 2015 PSUs

The metric requirements for each vesting period were set at the date of grant and each year a certain portion of the 2013 PSUs and 2015 PSUs are available to vest, based on the Company’s achievement of such metrics. The EBITDA and EPS requirements for each year were set based on the EBITDA and EPS reported by the Company with compounded annual growth from the year in which the PSUs were granted, with a target rate of 10% compounded annual growth and threshold rate of 5% compounded annual growth. The Free Cash Flow metric was set at $125 million for each tranche of 2013 PSUs and 2015 PSUs. Please see Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2017 for detail regarding unaudited reconciliations from U.S. generally accepted accounting principles (“GAAP”) to non-GAAP amounts for these financial measures. During our stockholder outreach, we learned that some of our stockholders believed that the performance metrics of our historical PSUs were not difficult to achieve. We have noted below (see “Discussion of Historical PSUs”) where certain performance metrics were not met and such corresponding PSUs did not vest.

For all named executive officers other than Mr. Blumberg, PSUs granted prior to 2016 vest 33 1/3% based on EBITDA Growth, 33 1/3% based on EPS Growth and 33 1/3% based on Free Cash Flow. With respect to unearned 2013 PSUs related to EBITDA Growth and EPS Growth, each are eligible for a “catch up”, as described below. For a discussion of Mr. Blumberg’s historical PSUs, which included a component for acquisitions, please see “Mr. Blumberg’s Performance Based Restricted Stock Awards” for a description of the applicable PSU metrics.

Relative Metrics—General—2013 PSUs and 2015 PSUs

If the Absolute EBITDA Growth or Absolute EPS Growth metrics applicable to the 2013 PSUs and the 2015 PSUs are not fully met, additional vesting may be achieved if the Compensation Committee determines that the relative metrics would yield such vesting. The Relative EBITDA Growth and Relative EPS Growth performance metrics are determined by reference to what percentile the Actual EBITDA Growth and Actual EPS Growth achieved by the Company during the performance period places the Company as compared to the PSU Performance Comparator Group, as updated, by the Compensation Committee prior to the beginning of the relevant performance period. The following vesting will occur based on relative metrics if higher than what would vest based on absolute metrics: If the Company places in the 50th percentile for a metric, 50% of the target PSUs eligible for vesting based on such metric will vest; if the Company places in the 90th percentile or higher for a metric, up to 100% of the PSUs eligible for vesting based on such metric will vest; and if the Company places below the 50th percentile for a metric, none of the PSUs eligible for vesting based on such metric will vest. However, if there is no positive EBITDA Growth or EPS Growth on an actual basis during the period, no more than 50% vesting for the relevant metric will occur.

The 2013 PSUs and 2015 PSUs contained a catch-up feature for the EBITDA Growth and EPS Growth metrics. The catch-up feature provides that if, in any year, Absolute Growth within either the EBITDA Growth or EPS Growth metric does not result in vesting, because (i) the Absolute Growth required for maximum vesting was not achieved, or (ii) vesting was achieved based on Relative Growth, then, in later years, Absolute Growth will be measured cumulatively to include the Absolute Growth that did not result in vesting, in order to allow vesting of the earlier year’s unvested PSUs (i.e. those that did not vest based on Absolute Growth or Relative Growth) and then, if available, to those of a later year. If, in any year, Absolute Growth within a category exceeds the percentage required for maximum vesting in such category, the excess growth shall be carried back into earlier years (to allow vesting to the extent not previously achieved by virtue of Absolute Growth or Relative Growth) or forward into later years (so that cumulative Absolute Growth in the later year is measured from the point required to achieve maximum vesting in the earlier year). As noted above under 2016 PSUs, this catch up feature was eliminated in the 2016 PSUs and the Company intends to eliminate such feature in all future PSU awards.

Performance Metrics and Earned PSUs for 2013 PSUs and 2015 PSUs

2013 PSUs

We granted 2013 PSUs to Mr. Schaefer that vested as described in the section below entitled “Mr. Schaefer’s Performance Based Restricted Stock Award”. Mr. Blumberg received 2013 PSUs that vested as described in the section below entitled “Mr. Blumberg’s Performance Based Restricted Stock Awards”. None of Messrs. Haugh, Cuneo or Jones received any grants of 2013 PSUs. The Absolute Growth metrics for the 2013 PSUs are $125 million Free Cash Flow, and, with respect to EBITDA and EPS, the Absolute Growth metrics for the year ended December 31, 2016 are set forth below.

2013 PSU Absolute Metrics

Performance Metric	Requirement
Target Absolute EBITDA Growth	EBITDA of $ 320.1 million
Threshold Absolute EBITDA Growth	EBITDA of $ 265.7 million
Target Absolute EPS Growth	EPS of $2.24
Threshold Absolute EPS Growth	EPS of $1.86

The relative metrics applicable to the 2013 PSUs were calculated in the manner described above under “Relative Metrics”. For 2016, none of the 2013 PSUs vested with respect to either the Absolute EBITDA or Relative EBITDA metrics, or the Absolute EPS or Relative EPS metrics. Only those 2013 PSUs eligible to vest based on 2016 performance under the Free Cash Flow metric actually vested.

2015 PSUs

Mr. Jones received 2015 PSUs that are available to vest as described in the section below entitled “Mr. Jones’s Performance Based Restricted Stock Awards”. None of Messrs. Haugh, Cuneo, Schaefer or Blumberg received any grants of 2015 PSUs. The Absolute Growth metrics for the 2015 PSUs are $125 million Free Cash Flow, and, with respect to EBITDA and EPS, the Absolute Growth metrics for the year ended December 31, 2016 are set forth below.

2015 PSU Absolute Metrics

Performance Metric	Requirement
Target Absolute EBITDA Growth	EBITDA of $255.4 million
Threshold Absolute EBITDA Growth	EBITDA of $232.7 million
Target Absolute EPS Growth	EPS of $1.79
Threshold Absolute EPS Growth	EPS of $1.63

The relative metrics applicable to the 2015 PSUs were calculated in the manner described above under “Relative Metrics”. For 2016, none of the 2015 PSUs vested with respect to either the Absolute EBITDA or Relative EBITDA metrics, or the Absolute EPS or Relative EPS metrics. Only those 2015 PSUs eligible to vest based on 2016 performance under the Free Cash Flow metric actually vested.

Mr. Jones’s Historical Performance Based Restricted Stock Awards

Under the terms of his former employment agreement, Mr. Jones was awarded 34,217 historical PSUs that are subject to performance vesting as described above under 2015 PSUs. Mr. Jones’s 2015 PSUs vested as to 6,842 2015 PSUs on December 31, 2015, and may vest as to 13,687 2015 PSUs on each of December 31, 2016 and 2017, subject to the following performance criteria: 33 1/3% of the 2015 PSUs vest based on the achievement of EBITDA Growth; 33 1/3% of the 2015 PSUs vest based on the achievement of EPS Growth; and 33 1/3% of the 2015 PSUs vest based on the achievement of Free Cash Flow. The goals for EBITDA Growth, EPS Growth and Free Cash Flow are set forth above under “2015 PSUs”. In 2016, up to 13,687 2015 PSUs were available to vest and 4,562 2015 PSUs vested based on achievement of the Free Cash Flow performance metric set forth above.

Mr. Schaefer’s Historical Performance-Based Restricted Stock Award

Under the terms of his former employment agreement, Mr. Schaefer was awarded 41,640 2013 PSUs that were subject to performance vesting as described above under 2013 PSUs. Mr. Schaefer’s 2013 PSUs vested as to 5,949 2013 PSUs on December 31, 2013 and as to 11,897 2013 PSUs on each of December 31, 2014, 2015 and 2016, subject to the following performance criteria: 33 1/3% of the 2013 PSUs vest based on the achievement of EBITDA Growth; 33 1/3% of the 2013 PSUs vest based on the achievement of EPS Growth; and 33 1/3% of the 2013 PSUs vest based on the achievement of Free Cash Flow. The goals for EBITDA Growth, EPS Growth and Free Cash Flow are set forth above under “2013 PSUs”. In 2016, up to 11,897 of Mr. Schaefer’s 2013 PSUs were available to vest and 3,966 of such 2013 PSUs vested based on the achievement of the Free Cash Flow performance metric set forth above.

Mr. Blumberg’s Performance-Based Restricted Stock Award

The terms of Mr. Blumberg’s 2016 employment agreement provided for him to be eligible to participate in the Company’s long term incentive plan, but no longer provided him the right to receive PSUs based on acquisitions (which was the basis upon which historical PSUs were granted to him). Mr. Blumberg ceased to be an executive officer on December 15, 2016 and no further PSUs were earned other than in connection with his separation agreement, as discussed herein.

Other Equity-based Compensation

Make Whole Inducement Award—Haugh

Pursuant to the terms of his employment agreement, Mr. Haugh was granted 246,326 RSUs as part of a make-whole inducement award, which award had a total aggregate value of $3,800,000 on the date of grant and consisted of a $1,923,000 cash payment and RSUs with an aggregate fair market value of $1,877,000 on the date of grant (246,326 RSUs). Of these RSUs, 82,109 vested on February 22, 2017 and the remaining RSUs vest as to 82,108 on each of February 22, 2018 and 2019, assuming Mr. Haugh is still an employee of the Company on the relevant vesting date.

Employment Inducement Award—Haugh

Pursuant to the terms of his employment agreement, Mr. Haugh was granted an employment inducement award of PSUs with a fair market value on February 23, 2016 of $1,500,000 (196,850 PSUs). These PSUs will cliff vest at the end of a three-year performance period ending on February 22, 2019, based on achievement of relative total shareholder return over the performance period. Mr. Haugh must be employed during the entire performance period to receive these PSUs.

Stock Ownership Guidelines

The Company has adopted stock ownership guidelines which are considered best practices and require our executives and directors to own shares of the Company’s stock. Stock ownership guidelines have been set at the following levels:

Chief Executive Officer:	6X annual base salary
Other Named Executive Officers and All Direct Reports to the CEO:	3X annual base salary
Directors:	5X annual cash retainer

Unvested RSUs, net of taxes at a 40% rate, count towards stock ownership targets. Unvested PSUs and unexercised stock options do not count towards stock ownership targets. Pledged shares do not count towards stock ownership guidelines.

There is no required timeframe in which executives and directors must attain the stock ownership targets. However, until the stock ownership target is achieved, a stock retention ratio applies as follows:

Chief Executive Officer:	100% of net profit shares
Other Named Executive Officers and All Direct Report to the CEO:	50% of net profit shares
Directors:	100% of net profit shares

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

Assessment of Compensation-Related Risks

The Compensation Committee is responsible for assessing the risks associated with the Company’s compensation practices, policies and programs. This assessment is performed to determine if such risks arising from such practices are appropriate or if they are reasonably likely to have a material adverse effect on the Company. The Compensation Committee performed this assessment and believes that, for 2016, the compensation policies did not incentivize our employees to take unnecessary risks.

Clawback

Per the terms of its clawback policy and in connection with the Company’s recent financial restatements, in 2016 we recouped, or “clawed back,” certain performance-based compensation previously paid in respect of restated periods to our former Chief Executive Officer and Chief Strategy Officer. The aggregate amount of recouped compensation was $2,175,000 in cash and 594,877 shares of our common stock.

Summary

We believe that the Compensation Committee has made marked progress on restructuring our executive compensation policies to ensure that they are competitive, consistent with market practices and accurately carry out the goals of our overall compensation philosophy. The Compensation Committee’s continued commitment to reviewing our governance and compensation practices and making such additional changes as are necessary will help us to ensure that our compensation program continues to be competitively designed and optimizes talent recruitment and retention, which are critical to our business and incentivize our executives to achieve key operational and strategic priorities that support our short- and long-term strategic objectives and create long-term stockholder value. Additionally, we will continue to ensure that our compensation program is flexible so that we can be responsive to feedback from our investors.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis for 2016 appearing in this Report. Based on such reviews and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Report for filing with the SEC.

COMPENSATION COMMITTEE

Mark Friedman, Chairman

Sue Gove

Sanjay Khosla

Compensation Committee Interlocks and Insider Participation

Other than as set forth in the immediately following sentence, none of the directors on our Compensation Committee currently is or was formerly an officer or employee of the Company or had any relationship or related party transaction requiring disclosure under the rules of the Securities and Exchange Commission. As previously noted in our Form 10-K for the year ended December 31, 2016, in 2016, 2015 and 2014, the Company incurred $100,000 per year in consulting fees in connection with a consulting arrangement with Mark Friedman, our Compensation Committee chairman, relating to the provision by Mr. Friedman of investor relations services. Such consulting arrangement was terminated on May 3, 2016. During 2016, none of our executive officers served on the board of directors or the compensation (or equivalent) committee of any other entity that has officers that serve on our Board or on our Compensation Committee. In addition, none of the members of our Compensation Committee were formerly, or during 2016, employed by us in the capacity as an officer or otherwise.

The members of our Compensation Committee currently are Messrs. Friedman and Khosla and Ms. Gove, each of whom is an independent director as such within the meaning of director independence standards applicable to members of such committees pursuant to the applicable NASDAQ and SEC rules. Mr. Friedman currently serves as its chairman.

SUMMARY COMPENSATION TABLE

The following table includes information for 2016, 2015 and 2014 with respect to our named executive officers.

Name and Principal Position	Year	Salary ($) (a)		Bonus ($) (b)		Stock Awards ($) (c)		Option Awards ($ ) (d)		Non-Equity Incentive Plan Compensation ($) (e)		Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (f)		All Other Compensation ($) (g)		Total ($) (h)
John N. Haugh(1)	2016		$854,167		$1,923,000		$5,008,888		$—		$1,000,000		$—		$274,055		$9,060,110
President and Chief Executive Officer	2015		$—		$—		$—		$—		$—		$—		$—		$—
	2014		$—		$—		$—		$—		$—		$—		$—		$—

F. Peter Cuneo(2)	2016		$944,375		$—		$421,200		$—		$—		$—		$—		$1,365,575
Chairman; Former Executive Chairman and Former Interim Chief Executive Officer	2015 2014	$ $	1,354,375 —	$ $	— —	$ $	1,176,000 —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	2,530,375 —

David K. Jones(3)	2016		$617,750		$425,000		$1,464,750		$—		$523,125		$—		$18,000		$3,048,625
Executive Vice President and Chief Financial Officer	2015		$280,966		$150,000		$1,766,966		$—		$—		$—		$9,000		$2,206,932
	2014		$—		$—		$—		$—		$—		$—		$—		$—

Jason Schaefer	2016		$497,000		$200,000		$1,160,001		$—		$484,375		$—		$18,000		$2,359,376
Executive Vice President and General Counsel	2015		$433,333		$275,000		$—		$—		$—		$—		$18,000		$726,333
	2014		$400,000		$200,000		$—		$—		$—		$—		$18,000		$618,000

David Blumberg(4)	2016		$573,499		$200,000		$1,438,746		$—		$—		$—		$—		$2,212,245
Former Executive Vice President and Chief Strategy Officer	2015 2014	$ $	550,000 550,000	$ $	475,000 350,000	$ $	250,024 247,876	$ $	— —	$ $	— —	$ $	— —	$ $	18,000 18,000	$ $	1,293,024 1,165,876

(a)	Salary includes, as applicable, base salary and pro-rated salaries for changes made to base salary during the year, as defined in the employment agreements.
(b)	Bonuses are fixed incentive and/or percentage incentive, as provided for in the applicable historical employment agreements (other than in the case of Mr. Haugh, whose employment agreement continues to be in effect). No annual cash performance based bonus awards were made by the Company in respect of 2015. The Company provided a retention bonus in 2016, which was paid in four quarterly installments during 2016, provided each recipient was employed by the Company on the respective payment date.

(c)	The amounts shown in this column represent the aggregate grant date fair value in 2016, 2015 and 2014 with respect to shares of restricted stock, including PSUs and RSUs. See Note 5 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a discussion for the relevant assumptions used in calculating grant date fair value.
(d)	Option awards include, as applicable, the Company’s options and equity-based compensation instruments that have option-like features, and amounts represent grant date fair value. None of our named executive officers currently has any option awards.
(e)	Non-equity incentive plan compensation represents the dollar value of all amounts earned during the fiscal year pursuant to non-equity incentive plans. Beginning in 2016, following its previously disclosed commitment to do so, the Compensation Committee eliminated the practice of granting bonuses on a solely discretionary basis. Pursuant to his employment agreement, for 2016 Mr. Haugh received a cash bonus of $1,000,000 based on the Company’s achievement of 2016 non-GAAP net income, as determined by the Compensation Committee. Mr. Jones and Mr. Schaefer received cash bonuses in 2017 in respect of 2016 performance based on the achievement of pre-determined goals as discussed above under “Annual Incentive Plan”.
(f)	Change in pension value and non-qualified deferred compensation earnings represents the aggregate increase in actuarial value to the named executive officer of all defined benefit and actuarial plans accrued during the year and earnings on non-qualified deferred compensation. There were no defined benefit plans, actuarial plans, or non-qualified deferred compensation for 2016, 2015 or 2014.
(g)	All other compensation represents relocation expenses for Mr. Haugh and a car allowance for each of Mr. Jones and Mr. Schaefer.
(h)	Total compensation represents all compensation from us earned by the named executive officer for the year.
(1)	Mr. Haugh was appointed to our Board and became our President on February 23, 2016, and also became our Chief Executive Officer on April 1, 2016.
(2)	Mr. Cuneo served as our Chairman of the Board and Interim Chief Executive Officer from August 2015 until April 2016. Mr. Cuneo served as Executive Chairman of the Board from April 2016 to December 2016. Mr. Cuneo currently serves as our Chairman of the Board.
(3)	Mr. Jones joined the Company in July 2015. Of Mr. Jones’ $425,000 bonus listed in this table, $300,000 of such amount was paid in 2016 as a retention bonus. The balance was a guaranteed bonus for 2015 pursuant to Mr. Jones’ employment agreement.
(4)	In addition to his role as our former Executive Vice President and Chief Strategy Officer, Mr. Blumberg served as our Interim Chief Financial Officer from March 2015 until July 2015.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) ($)	Closing Price of Common Stock Units on Date of Grant ($)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John N. Haugh(1)	2/23/2016	—	—	—	—	196,850	393,700	—	—	—	$7.62	$1,500,000
	2/23/2016	—	—	—	—	196,850	196,850	—	—	—	$7.62	$1,131,888	(2)
	3/31/2016	—	—	—	—	—	—	62,112	—	—	$8.05	$500,000
	2/23/2016	—	$1,000,000	$2,000,000	—	—	—	—	—	—	—	—
F. Peter Cuneo	2/6/2016	—	—	—	—	—	—	60,000	—	—	$7.02	$421,200
David K. Jones	1/7/2016	—	—	—	—	155,000	155,000	—	—	—	$5.90	$658,750
	3/31/2016	—	—	—	—	67,083	134,166	33,041	—	—	$8.05	$806,000
	7/6/2016	—	$620,000	$1,240,000	—	—	—	—	—	—	—	—
Jason Schaefer	1/7/2016	—	—	—	—	120,000	120,000	—	—	—	$5.90	$510,000
	3/31/2016	—	—	—	—	54,099	108,199	26,646	—	—	$8.05	$650,001
	7/6/2016	—	$500,000	$1,000,000	—	—	—	—	—	—	—	—
David Blumberg(3)	1/7/2016	—	—	—	—	155,000	155,000	—	—	—	$5.90	$658,750
	3/31/2016	—	—	—	—	64,919	129,838	31,975	—	—	$8.05	$779,996
	7/6/2016	—	$360,000	$720,000	—	—	—	—	—	—	—	—

(1)	Does not include 246,325 make-whole inducement-RSUs that were non-plan inducement grants.
(2)	This amount was calculated using a Monte Carlo simulation model.
(3)	Mr. Blumberg ceased being an executive officer of the Company in December 2016.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Employment Agreements, Former Employment Agreements and Executive Severance Plan Participation Agreements

The Compensation Committee determines the compensation, including related terms of historical employment agreements for those who had them, for each of the named executive officers. As discussed above, in 2016, the Compensation Committee adopted the executive severance plan, pursuant to which employees that report to the Chief Executive Officer and hold the title of executive vice president or the equivalent, are eligible to receive certain severance benefits provided they execute a participation agreement in the form contemplated by the executive severance plan. All eligible participants, including the named executive officers who are current employees, entered into participation agreements in January 2017. These participation agreements supersede and replace the former employment agreements of the named executive officers who are current employees. The executive severance plan is not applicable to Mr. Haugh, and his employment agreement remains in effect. The summaries below relate to, as applicable, employment agreements, former employment agreements and executive severance plan participation agreements of our named executive officers.

Current Employees and Directors

John N. Haugh

2016 Employment Agreement

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

Under the employment agreement, Mr. Haugh is entitled to participate in our executive bonus program and is eligible to receive bonuses of up to 100% of his base salary, with increases of up to a maximum of 200% of his base salary. With respect to 2016, he was entitled to receive a minimum annual bonus of 100% of his base annual salary provided we had positive net income for the year ended December 31, 2016.

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

2016 Employment Agreement

Mr. Cuneo served as our Executive Chairman from April 1, 2016 until December 31, 2016, pursuant to the terms of an employment agreement we entered into with Mr. Cuneo on April 28, 2016. The material terms of the employment agreement provided for an annual salary of $480,000 for the annual period ended December 31, 2016, and for Mr. Cuneo to receive a pro-rated amount of such salary reflecting the commencement of this role on April 1, 2016. The employment agreement did not provide for equity grants to Mr. Cuneo.

If Mr. Cuneo’s employment had been terminated by us for “cause” or by him without “good reason” (each as defined in the employment agreement), he would have received his earned and unpaid base salary through the date of termination. If his employment had been terminated during the initial term by us without cause or by him for good reason, he would have received, in addition to the foregoing, an amount equal to his base salary for the balance of the initial term.

The employment agreement also contained confidentiality provisions.

The employment agreement expired by its terms on December 31, 2016. As of January 1, 2017, Mr. Cuneo serves solely as our Chairman of the Board and is compensated for his service in such role as described below under “Director Compensation”.

David K. Jones

2015 Employment Agreement

On June 10, 2015, we entered into an employment agreement with Mr. David K. Jones that provided for the employment of Mr. Jones as our Executive Vice President and Chief Financial Officer for a term commencing July 6, 2015 (the “Commencement Date”) and continuing until December 31, 2017. Such employment agreement was superseded and replaced in its entirety by Mr. Jones’s participation agreement to the Executive Severance Plan, described below.

Pursuant to the employment agreement, Mr. Jones was entitled to an annual base salary of not less than $575,000.

Under the employment agreement, Mr. Jones was entitled to participate in our executive bonus program and was eligible to receive bonuses of up to 100% of his base salary or such maximum amount available under any executive bonus program generally applicable to our senior executives, provided that Mr. Jones would receive a minimum annual bonus of $125,000 for the period from the Commencement Date through December 31, 2015 and $250,000 for each of the 2016 and 2017 calendar years. Under the employment agreement, Mr. Jones also received a one-time transition payment of $100,000 (the “Transition Payment”).

Mr. Jones was also entitled to various benefits, including benefits available to our other senior executives and certain automobile benefits.

Pursuant to the employment agreement, Mr. Jones was granted an award of 34,217 RSUs which are scheduled to vest in three annual installments on December 31, 2015, 2016 and 2017 of 6,843, 13,687 and 13,687 RSUs, respectively, subject to Mr. Jones’ continuous employment with us through each applicable vesting date as well as other terms and conditions of the respective award agreement.

In addition, pursuant to the employment agreement, Mr. Jones was granted an award of 34,217 PSUs of which 4,562 shares underlying such PSUs vested as of December 31, 2016 as follows: no shares vested based on achievement of EBITDA of $ 232.7 million, no shares vested based on achievement of $ 1.63 diluted earnings per share, and 4,562 vested based on achievement of $125 million of Free Cash Flow. Additionally, 13,687 PSUs may vest on December 31, 2017, subject to the achievement of EBITDA, diluted earnings per share and Free Cash Flow performance metrics for such year.

If Mr. Jones’s employment were terminated by us for “cause” or by him without “good reason” (each as defined in the employment agreement), he would have received his earned and unpaid base salary through the date of termination. If his employment were terminated by us without cause or by him for good reason, he would have received, in addition to the foregoing, an amount equal to his base salary for the remaining agreement term of the agreement, any unpaid portion of the Transition Payment, any earned but unpaid annual bonus for a prior year or completed period (the prior year bonus), plus, if any such resignation or termination occurred following our first fiscal quarter of any year, a pro rata portion of his annual bonus for such year. If his employment were terminated by us without cause or by him for good reason within 12 months of a “change in control” (as defined in the employment agreement), he would have also received an amount equal to $100 less than three (3) times the average of the annual cash compensation received by him on or after July 6, 2015 in his capacity as an employee of the Company during the “base period” (as defined in Section 280G of the Internal Revenue Code) subject to an “excess parachute” payment limitation (as defined in Section 280G). Annual cash compensation included base salary plus any bonus payments paid to him.

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

The Jones employment agreement also contained confidentiality provisions and non-competition and non-solicitation provisions for a specified period.

2017 Executive Severance Plan Participation Agreement

On January 24, 2017, Mr. Jones entered into a participation agreement to the Executive Severance Plan, which was effective as of January 15, 2017 and supersedes and replaces his former employment agreement described above (except as noted herein). Pursuant to the terms of the participation agreement, Mr. Jones is subject to the terms of the plan generally applicable to all participants. The participation agreement provides for Mr. Jones to be employed as our Executive Vice President and Chief Financial Officer. In addition, the participation agreement entitles him to an annual base salary of $620,000 (subject to annual performance review), a target annual cash bonus opportunity equal to 65% of his annual base salary (which actual cash bonus payment may be above or below such target based on actual performance as determined by the Compensation Committee), a guaranteed minimum cash bonus of $250,000 for the 2017 calendar year (consistent with the terms of his former employment agreement) and certain automobile benefits. Mr. Jones’s participation agreement also provides that the terms governing the RSUs and PSUs granted to Mr. Jones in connection with his former employment agreement, as described above, shall remain in force until such grants vest or are otherwise forfeited, and that any “change in control” which relates such RSUs and PSUs shall refer to the definition of “change in control” provided in his former employment agreement.

Jason Schaefer

2013 Employment Agreement

On August 19, 2013, we entered into an employment agreement with Mr. Jason Schaefer that provided for the employment of Mr. Schaefer as our Executive Vice President and General Counsel for a term commencing September 9, 2013 (the “Commencement Date”) and continued until December 31, 2016. Such employment agreement expired and was superseded and replaced in its entirety by Mr. Schaefer’s participation agreement to the Executive Severance Plan, described below.

Pursuant to the employment agreement, Mr. Schaefer was entitled to an annual base salary of not less than $400,000.

Under the employment agreement, Mr. Schaefer was entitled to participate in our executive bonus program and was eligible to receive bonuses of up to 100% of his base salary (such amount was prorated for the period from the Commencement Date through December 31, 2013) or such maximum amount available under any executive bonus program generally applicable to our senior executives. Mr. Schaefer received a discretionary bonus in 2014 and 2015. Beginning in 2016, the Compensation Committee eliminated the practice of awarding bonuses to employees solely on a discretionary basis. Mr. Schaefer received a retention bonus in 2016 in respect of 2015.

Mr. Schaefer was also entitled to various benefits, including benefits available to our other senior executives and certain automobile benefits.

In addition, pursuant to the employment agreement, Mr. Schaefer was granted an award of 41,640 PSUs of which 3,966 shares underlying such PSUs vested as of December 31, 2016 as follows: no shares vested based on achievement of EBITDA of $265.7 million, no shares vested based on achievement of $1.86 diluted earnings per share, and 3,966 vested based on achievement of $125 million of Free Cash Flow.

If Mr. Schaefer’s employment were terminated by us for “cause” or by him without “good reason” (each as defined in the original employment agreement), he would have received his earned and unpaid base salary through the date of termination. If his employment were terminated by us without cause or by him for good reason, he would have received, in addition to the foregoing, an amount equal to his base salary for the remaining agreement term of the agreement plus any earned but unpaid annual bonus for a prior year or completed period (the prior year bonus). If his employment were terminated by us without cause or by him for good reason within 12 months of a “change in control” (as defined in the employment agreement), he would have also received an amount equal to $100 less than three (3) times the average of the annual cash compensation received by him on or after September 9, 2013 in his capacity as an employee of the Company during the “base period” (as defined in Section 280G of the Internal Revenue Code) subject to an “excess parachute” payment limitation (as defined in Section 280G). Annual cash compensation includes base salary plus any bonus payments paid to him.

The PSUs granted to Mr. Schaefer were subject to forfeiture upon the termination of his employment under certain circumstances. Upon a change in control, all of Mr. Schaefer’s unvested PSUs would have vested. Upon termination for death or disability, all of Mr. Schaefer’s unvested PSUs would have vested. Upon termination by us for cause or by Mr. Schaefer without good reason, his unvested PSUs would have been forfeited. Upon termination by us without cause or by Mr. Schaefer with good reason, that portion of his PSUs subject to vesting in the year of termination based on performance goals achieved as of the termination would have vested.

The Schaefer employment agreement also contained confidentiality provisions and non-competition and non-solicitation provisions for a specified period.

2017 Executive Severance Plan Participation Agreement

On December 30, 2016, Mr. Schaefer entered into a participation agreement to the Executive Severance Plan, which was effective as of January 1, 2017 and supersedes and replaces his former employment agreement described above. Pursuant to the terms of the participation agreement, Mr. Schaefer is subject to the terms of the plan generally applicable to all participants, as described above. The participation agreement provides for Mr. Schaefer to be employed as our Executive Vice President and General Counsel. In addition, the participation agreement entitles him to an annual base salary of $500,000 (subject to annual performance review), a target annual cash bonus opportunity equal to 65% of his annual base salary (which actual cash bonus payment may be above or below such target based on actual performance as determined by the Compensation Committee), and certain automobile benefits.

Former Employees

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

If Mr. Blumberg’s 2009 employment were terminated by us for “cause” or by him without “good reason” (each as defined in the 2009 employment agreement), he would have received his earned and unpaid base salary through the date of termination and shares of common stock in respect of any already vested stock awards, including award shares, or, if the award shares had not been granted, the vested portion of the alternate payment described below. In addition, subject to the acquisition cap, Mr. Blumberg would have received the acquisition payment for any acquisition that closed within 90 days of his termination. If his employment were terminated by us without cause or by him for good reason, he would have received, in addition to the foregoing, an amount equal to his base salary for the remaining 2009 employment agreement term plus any earned but unpaid annual bonus for a prior year or other completed period (the prior year bonus) and any unvested portion of his stock award would have vested. In addition, subject to the acquisition cap, he would have received the acquisition payment for any acquisition that closed within 90 days of such termination. If his employment was terminated by us without cause or by him for good reason within 12 months of a “change in control” (as defined in the 2009 employment agreement), in addition to the foregoing payments he would have received had he been terminated without a change of control, he would also have received an amount equal to equal to $100 less than three (3) times the greater of (i) $400,000 or (ii) the average of the annual cash compensation received by him on or after January 1, 2009 in his capacity as an employee of the Company during the “base period” (as defined in Section 280G of the Internal Revenue Code of 1986) subject to an “excess parachute” payment limitation (as defined in Section 280G). Annual cash compensation includes base salary plus any acquisition payments and acquisition bonus payments paid to him. If Mr. Blumberg’s employment had terminated as a result of his disability or death, he or his estate would have been entitled to any earned and unpaid base salary, any prior year bonus, any unvested portion of his stock award (which would have vested) and, subject to the acquisition cap, the acquisition payment for any acquisition that closed within 90 days of the date of death or disability.

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

2013 Amendment

In February 2013, we entered into an amendment to the 2012 employment agreement, effective as of February 1, 2013 (referred to as the 2013 amendment), that provided for the employment of Mr. Blumberg as our Head of Strategic Development through January 31, 2016. Pursuant to the 2013 amendment, Mr. Blumberg was entitled to an annual base salary that was not less than $550,000. In addition, Mr. Blumberg was granted an award of 50,000 time-vested restricted stock units which vested in three equal annual installments on December 31, 2013, 2014 and 2015, subject to Mr. Blumberg’s continued employment on the applicable vesting date. Mr. Blumberg also received 200,000 performance-based restricted shares of the Company’s common stock, subject to vesting upon the closing of eligible acquisitions during the term of the 2013 amendment and the attainment of specified levels of EBITDA, adjusted earnings per share (diluted) and Free Cash Flow. For a description of these performance goals, see “Compensation Discussion and Analysis—Mr. Blumberg’s Performance Based Restricted Stock Awards” and—“Cash Bonus Compensation.” Both the RSUs and PSUs granted to Mr. Blumberg were subject to forfeiture upon the termination of the executive’s employment under certain circumstances. Upon a change in control, all of Mr. Blumberg’s unvested PSUs and RSUs would have vested. Upon termination for death or disability, all of Mr. Blumberg’s unvested PSUs and RSUs would have vested. Upon termination by the Company for cause or the executive without good reason, Mr. Blumberg’s unvested RSUs and PSUs would have been forfeited. Upon termination by the Company without cause or by the executive with good reason, that portion of Mr. Blumberg’s PSUs subject to vesting in the year of termination based on performance goals achieved as of the termination, and all of Mr. Blumberg’s unvested RSUs, would have vested. Following July 2013, Mr. Blumberg was no longer entitled to cash payments for Acquisitions. All Acquisitions (as defined in the 2013 amendment) are approved by our Board of Directors. We believe this mitigated any risk related to Mr. Blumberg’s prior compensation upon completion of acquisitions. In addition, per the terms of Mr. Blumberg’s 2016 employment agreement noted below, he is no longer entitled to equity payments for Acquisitions.

The 2013 amendment also contained confidentiality provisions and non-competition and non-solicitation provisions for a specified period.

The 2013 amendment expired as of January 31, 2016.

2016 Employment Agreement

On February 24, 2016, we entered into an employment agreement with Mr. David Blumberg (referred to as the 2016 employment agreement) that provided for the employment of Mr. Blumberg as our Executive Vice President, Chief Strategy Officer for a term that would continue until terminated by us or by Mr. Blumberg in accordance with the terms of the employment agreement (the “Term”).

Under the 2016 employment agreement, Mr. Blumberg was entitled to an annual base salary of not less than $600,000 per year, retroactive to January 1, 2016.

Pursuant to the 2016 employment agreement, Mr. Blumberg was entitled to participate in our executive bonus program and was eligible to receive bonuses with a target amount equal to 60% of his base salary (the “Target Bonus Amount”).

Mr. Blumberg was also entitled to various benefits, including benefits available to our other senior executives, and was eligible to participate in our long term incentive plan.

If Mr. Blumberg’s employment were terminated by us for “cause” or by him without “good reason” (each as defined in the 2016 employment agreement), he would have received his (a) earned and unpaid base salary through the date of termination, (b) reimbursement for any unreimbursed expenses properly incurred and paid through the date of termination, (c) payment for any accrued but unused vacation time in accordance with our policies and (d) such vested accrued benefits, and other payments, if any, to which Mr. Blumberg (and his eligible dependents) may have been entitled under and in accordance with the terms and conditions of the employee benefits arrangements, plans and programs of the Company, other than any severance pay plan ((a) through (d), the “Amounts and Benefits”).

As previously disclosed in a Current Report on Form 8-K filed with the SEC on December 7, 2016, the Company and Mr. Blumberg mutually agreed to terminate his employment without cause, effective December 15, 2016. Consistent with the terms the separation agreement we entered into with Mr. Blumberg, a copy of which is attached as Exhibit 10.63 to the Form 10-K, because his employment was terminated by us without “cause” (or if it had been terminated by him for “good reason”), he received the Amounts and Benefits and (a) a lump sum cash payment in an amount equal to the sum of (x) Mr. Blumberg’s then current annual base salary plus (y) his Target Bonus Amount for the year in which such termination of employment occurs; (b) any annual bonus earned but unpaid for the prior year (the “Prior Year Bonus”); and (c) subject to Mr. Blumberg’s timely election of continuation coverage under COBRA with respect to our group health insurance plans in which Mr. Blumberg participated immediately prior to the date of termination (“COBRA Continuation Coverage”) and continued payment by Mr. Blumberg of premiums for such plans at the “active employee” rate, we shall provide COBRA Continuation Coverage for a limited time frame (the “Medical Continuation Benefits”). Mr. Blumberg also received certain equity payments as described herein.

If Mr. Blumberg’s employment had been terminated by us without “cause” or by him for “good reason” within 12 months after a “change in control” (as defined in the 2016 employment agreement), he would have received in a lump sum, in cash, within 15 days after termination, an amount equal to $100 less than 3 times Mr. Blumberg’s “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code of 1986); provided, however, that such lump sum severance payment would have been reduced to prevent any “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986). Mr. Blumberg would have also been entitled to receive the payment or provision of the Amounts and Benefits, plus payment of the Prior Year Bonus and Medical Continuation Coverage.

Upon death, the 2016 employment agreement provided we would have paid to Mr. Blumberg’s estate, (a) the Amounts and Benefits; (b) the Prior Year Bonus; and (c) a pro-rata portion of Mr. Blumberg’s annual bonus for the fiscal year in which Mr. Blumberg’s termination occurred based on actual results for such year. If terminated for disability, the employment agreement provided we would have paid to Mr. Blumberg, the same benefits as granted upon death but including, the Medical Continuation Benefits.

The 2016 employment agreement with Mr. Blumberg also contained confidentiality provisions, non-competition and non-solicitation provisions for a specified period.

2016 Separation Agreement

For a summary of the terms of Mr. Blumberg’s separation agreement with us, see “Potential Payments Upon a Termination or Change in Control–Payments and Benefits Under the David Blumberg Separation Agreement” below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2016 for our named executive officers.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Vesting Date of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)	(#)	(#)	($)		(#)		($)	(#)	($)
John N. Haugh	—	—	—	—	—	—	—	—	196,850	1,838,579
	—	—	—	—	—	82,109	2/22/2017	766,898	—	—
	—	—	—	—	—	82,108	2/22/2018	766,889	—	—
	—	—	—	—	—	82,108	2/22/2019	766,889	—	—
	—	—	—	—	—	20,704	2/22/2017	193,375	—	—
	—	—	—	—	—	20,704	2/22/2018	193,375	—	—
	—	—	—	—	—	20,704	2/22/2019	193,375	—	—
	—	—	—	—	—	49,824	12/31/2018	465,356	—	—
	—	—	—	—	—	—	—	—	131,233	1,225,716
F. Peter Cuneo	—	—	—	—	—	—	—	—	—	—
David K. Jones	—	—	—	—	—	13,687	12/31/2017	127,837	13,687	127,837
	—	—	—	—	—	—	—	—	155,000	1,447,700
	—	—	—	—	—	11,014	3/31/2017	102,871	67,083	626,557
	—	—	—	—	—	11,014	3/31/2018	102,871	—	—
	—	—	—	—	—	11,013	3/31/2019	102,861	—	—
Jason Schaefer	—	—	—	—	—	—	—	—	120,000	1,120,800
	—	—	—	—	—	8,882	3/31/2017	82,958	54,099	505,289
	—	—	—	—	—	8,882	3/31/2018	82,958	—	—
	—	—	—	—	—	8,882	3/31/2019	82,958	—	—
David Blumberg(1)	15,000	—	—	17.16	9/21/2019	—	—	—	—	—

(1)	Mr. Blumberg left the Company on December 15, 2016 and forfeited 147,129 shares of common stock underlying PSUs that were eligible for vesting and 36,726 RSUs comprised of 31,975 2016 LTIP RSUs that would have vested one third annually on each of March 31, 2017, 2018 and 2019 and 4,751 RSUs pursuant to a grant of 9,503 RSUs made on April 30, 2015, of which 4,752 RSUs vested on April 30, 2016 and the remaining 4,751 would have vested on April 30, 2017.

Grant dates and vesting dates for all outstanding equity awards at December 31, 2016 are as follows:

Name	Number of Securities Underlying Unvested Restricted Stock(1) (#)	Number of Securities Underlying Unexercised Options Exercisable (#)	Grant Date	Vesting Date
John N. Haugh	82,109	—	2/18/2016	2/22/2017
	82,108	—	2/18/2016	2/22/2018
	82,108	—	2/18/2016	2/22/2019
	20,704	—	2/18/2016	2/22/2017
	20,704	—	2/18/2016	2/22/2018
	20,704	—	2/18/2016	2/22/2019
	131,233	—	2/23/2016	12/31/2018
	196,850	—	2/23/2016	2/29/2019
F. Peter Cuneo	—	—	—	—
David K. Jones	13,687	—	7/6/2015	12/31/2017
	11,013	—	3/31/2016	3/31/2017
	11,014	—	3/31/2016	3/31/2018
	11,014	—	3/31/2016	3/31/2019
	67,083	—	3/31/2016	12/31/2018
	155,000	—	3/31/2016	3/31/2019
Jason Schaefer	8,882	—	3/31/2016	3/31/2017
	8,882	—	3/31/2016	3/31/2018
	8,882	—	3/31/2016	3/31/2019
	54,099	—	3/31/2016	12/31/2018
	120,000	—	3/31/2016	3/31/2019

(1)	Includes both restricted stock and performance-based awards.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding exercise of options and vesting of restricted stock held by our named executive officers during the year ended December 31, 2016.

	Option Awards(1)		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John N. Haugh(2)	—	—	—	$—
F. Peter Cuneo(3)	—	—	60,000	$421,200
David K. Jones(4)	—	—	13,687	$127,837
			4,562	$42,609
Jason Schaefer(5)	—	—	3,966	$37,042
David Blumberg(6)	—	—	4,752	$39,537

(1)	No options have been issued to our named executive officers.
(2)	Mr. Haugh did not have any stock awards vest during the year ended December 31, 2016.
(3)	Represents a grant of 60,000 fully vested shares of restricted stock on February 6, 2016 in connection with Mr. Cuneo’s second term of employment as Interim Chief Executive Officer.
(4)	Represents 13,687 shares of common stock underlying 2015 RSUs that vested on December 31, 2016 and 4,562 shares of common stock underlying 2015 PSUs that were deemed earned by the Compensation Committee for the year ended December 31, 2016.

(5)	Represents 3,966 shares of common stock underlying 2013 PSUs that were deemed earned by the Compensation Committee for the year ended December 31, 2016.
(6)	Represents 4,752 shares of common stock underlying 2015 RSUs that vested on April 30, 2016. Mr. Blumberg ceased to be an executive officer of the Company in December 2016 and, per the terms of a separation agreement we entered into with him, is eligible to receive 21,640 2016 LTIP PSUs, which may vest following the expiration of the applicable performance period on March 30, 2019, subject to the Company’s achievement of certain pre-determined performance goals, and was eligible to receive up to 33% of 155,000 2016 Retention PSUs. Mr. Blumberg received 51,150 2016 Retention PSUs. Mr. Blumberg forfeited his remaining 4,751 unvested 2015 RSUs and 31,975 2016 LTIP RSUs.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As noted under “—Narrative to Summary Compensation Table-and Plan-Based Awards Table”, we had previously entered into employment agreements with each of our named executive officers. As described above, as of January 2017, each of these employment agreements, other than our employment agreement with Mr. Haugh (which remains in effect) and our employment agreement with Mr. Cuneo (which expired by its terms on December 31, 2016 at the conclusion of Mr. Cuneo’s term as executive chairman), has been superseded and replaced by the executive severance plan and related participation agreements thereto, which were entered into by our named executives who are currently employees, other than Mr. Haugh and Mr. Cuneo. Mr. Haugh’s employment agreement and the other named executive’s participation agreements to the executive severance plan provide for certain payments and other benefits if a named executive officer’s employment with us is terminated under circumstances specified in his or her respective agreement, including a “change in control” of the Company. A named executive officer’s rights upon the termination of his or her employment will depend upon the circumstances of the termination. Mr. Blumberg’s ceased being an executive officer on December 15, 2016 and, where applicable, the tables below include actual data regarding the covenants applicable to him and the payments made to him in connection with his separation from the Company.

The receipt of the payments and benefits to the named executive officers under their employment agreements or participation agreements pursuant to the Executive Severance Plan are generally conditioned upon their complying with customary non-solicitation, non-competition, confidentiality, non-interference or non-disparagement provisions. By the terms of such agreements, the executives acknowledge that a breach of some or all of the covenants described herein will entitle us to injunctive relief restraining the commission or continuance of any such breach, in addition to any other available remedies. Except as provided in the footnotes below, the following table provides the term of such covenants following the termination of employment as it relates to each named executive officer:

Covenant	John N. Haugh	F. Peter Cuneo	David K. Jones	Jason Schaefer	David Blumberg
Confidentiality	Infinite duration	None	Infinite duration	Infinite duration	Infinite duration
Non-solicitation	(1)	None	18 months(2)	18 months(2)	(3)
Non-competition	(1)	None	18 months(2)	18 months(2)	(3)
Non-interference	(1)	None	18 months(2)	18 months(2)	(3)
Non-disparagement	Infinite duration	None	Infinite duration	Infinite duration	Infinite duration

(1)	Covenant runs from February 18, 2016 (the date of Mr. Haugh’s employment agreement with the Company) until 24 months after the date of Mr. Haugh’s termination.
(2)	Covenant runs for 18 months after the date of termination for any reason; provided that the non-competition restriction ends on the date of a termination by the Company without “cause” or the named executive officer for “good reason” during the 24 months following a “change in control” (as such terms are defined in the Executive Severance Plan.)
(3)	Covenant runs from February 24, 2016 (the date of Mr. Blumberg’s 2016 employment agreement with the Company) until 12 months after the date of Mr. Blumberg’s termination (as defined in the 2016 employment agreement) with respect to specified “competing entities” as specifically set forth in the 2016 employment agreement.

Termination Payments (without a change in control)

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the named executive officers under each employment agreement, assuming that a termination circumstance occurred as of December 31, 2016 and a “change in control” had not occurred:(1)

Type of Payment(2)	Termination Event	John N. Haugh		F. Peter Cuneo		David Jones		Jason Schaefer
Severance Payments	Termination without Cause or by executive for Good Reason	$2,000,000	(3)	$0	(7)	$870,000	(8)	None	(11)

Pro rata portion of current year bonuses	Death, disability, termination without Cause, or termination by executive for Good Reason	$1,000,000	(4)	None		$523,125	(4)	$484,375	(4)

Continued coverage under medical, dental, hospitalization	Disability, termination without Cause, or termination by executive for Good Reason	None	(5)	None		$45,526	(9)	$45,526	(9)

Equity Acceleration	Death, disability, termination without Cause, or termination by executive for Good Reason	$2,932,349	(6)	None		$564,276	(10)	$248,873	(12)

(1)	Because Mr. Blumberg’s cessation of employment was effective prior to December 31, 2016, he is not included in the table.
(2)	In addition to the amounts reflected in this table, each named executive officer would also be entitled to receive the following upon a cessation of employment: (a) earned but unpaid base salary, (b) unreimbursed business expenses, (c) accrued but unused vacation time and (d) other than a termination by us for cause or a resignation by the executive without good reason, earned but unpaid bonuses for any year that precedes the year of termination. However, it is assumed for purposes of this table that each of the named executives have received all such amounts (or, in the case of vacation, have used all available time) as of December 31, 2016.
(3)	Amount is equal to two (2) times Mr. Haugh’s annual base salary and is payable in twenty-four (24) installments.
(4)	Amount is equal to the executive’s annual bonus for 2016. Because the executive was employed for the whole year, his pro-rata portion of the bonus is 100%. The executive would have otherwise been required to remain employed through the bonus payment date in order to receive such amount.
(5)	Although Mr. Haugh’s employment agreement entitles him to up eighteen (18) months of COBRA premiums (less the portion to be paid by the executive), Mr. Haugh was not enrolled in our group health plans as of December 31, 2016.
(6)

Amount represents the value of 313,956 RSUs and PSUs based on the per share closing price of our common stock on December 30, 2016 ($9.34). Of that amount, (i) 49,824 represents the 2016 PSUs that became time-vested RSUs as of December 31, 2016, (ii) 17,805 represents a pro-rata portion of the 2016 RSUs that are scheduled to vest as of February 22, 2017 and (iii) 246,327 represents the Make-Whole Inducement RSU Award. The shares of our common stock underlying the Make-Whole Inducement RSUs would be delivered on the original vesting dates, provided Mr. Haugh has continuously complied with the restrictive covenants contained in section 6 of his employment agreement. None of the PSUs granted pursuant to the Employment Inducement Award are included in this amount because we have assumed that as of December 31, 2016 the total shareholder return percentile was below the threshold percentile of 35%.
(7)	Mr. Cuneo’s 2016 employment agreement provided that, in the event of the termination of his employment by us without cause, he would have been entitled to receive his base salary through the end of the term of his employment agreement. However, Mr. Cuneo’s employment agreement expired on December 31, 2016. Thus, if his employment had been terminated by us without cause as of December 31, 2016, no further base salary would have been payable to him.
(8)	Amount is equal to the sum of (a) the base salary payable to Mr. Jones through the remaining term of his former employment agreement, plus (b) the minimum annual bonus payable to Mr. Jones in respect of the last year of the term of his former employment agreement.
(9)	Amount is equal to eighteen (18) months of COBRA premiums (less the portion to be paid by the executive).
(10)	Amount represents the value of 60,415 RSUs and PSUs based on the per share closing price of our common stock on December 30, 2016 ($9.34). Of that amount, (i) 13,687 represents the 2015 PSUs that vest upon the death or disability of Mr. Jones, (ii) 13,687 represents the 2015 RSUs that vest upon the death, disability, termination without cause or resignation for good reason of Mr. Jones, and (iii) 33,041 2016 LTIP RSUs that vest upon the death, disability, termination without cause or resignation for good reason of Mr. Jones. This amount does not include the 67,083 2016 LTIP PSUs granted to Mr. Jones, a pro-rata portion of which would vest upon the death, disability, termination without cause or resignation for good reason of Mr. Jones provided the applicable performance metrics are attained. This amount also does not include the 155,000 PSUs granted to Mr. Jones as part of our 2016 Retention Plan.
(11)	Mr. Schaefer’s employment agreement provided that, in the event of the termination of his employment by us without cause or by him for good reason, he would have been entitled to receive his base salary through the end of the term of his employment agreement. However, Mr. Schaefer’s employment agreement expired on December 31, 2016. Thus, if his employment had been terminated by us without cause or by him for good reason as of December 31, 2016, no further base salary would have been payable to him.
(12)	Amount represents the value of 26,646 2016 LTIP RSUs based on the per share closing price of our common stock on December 30, 2016 ($9.34). This amount does not include the 54,099 2016 LTIP PSUs granted to Mr. Schaefer, a pro-rata portion of which would vest upon the death, disability, termination without cause or resignation for good reason of Mr. Schaefer provided the applicable performance metrics are attained. This amount also does not include the 120,000 PSUs granted to Mr. Schaefer as part of our 2016 Retention Plan.

Payments Upon Termination Following a Change of Control

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements, former employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the named executive officers would have been entitled upon termination of employment if we had terminated their employment without cause within twelve (12) months following a “change in control” of our Company that (by assumption) occurred on December 31, 2016 and prior to the expiration of their respective employment agreements. Because Mr. Blumberg’s cessation of employment was effective prior to December 31, 2016, he is not included in the table below.

Name	Cash Severance Payment ($)		Continuation of Medical/Welfare Benefits ($)		Value of Accelerated Vesting of Equity Awards ($)		Value of Accelerated Annual Bonus ($)		Total Termination Benefits ($)
John N. Haugh	$4,000,000	(1)	$0	(2)	$2,932,349	(3)	None		$6,932,349
F. Peter Cuneo	$0		None		None		None		$0
David Jones	$2,288,300	(4)	$45,526	(5)	$2,638,531	(6)	$523,125	(7)	$2,288,399	(8)
Jason Schaefer	$2,345,242	(4)	$45,526	(5)	$1,874,958	(9)	$484,375	(7)	$2,345,341	(8)

(1)	Amount is equal to two (2) times the sum of Mr. Haugh’s annual rate of base salary plus target annual bonus. Such amount is payable in a lump sum.
(2)	Although Mr. Haugh’s employment agreement entitles him to up eighteen (18) months of COBRA premiums (less the portion to be paid by the executive), Mr. Haugh was not enrolled in our group health plans as of December 31, 2016.
(3)	Amount represents the value of 313,956 RSUs and PSUs based on the per share closing price of our common stock on December 30, 2016 ($9.34). Of that amount, (i) 49,824 represents the 2016 PSUs that became time-vested RSUs as of December 31, 2016, (ii) 17,805 represents a pro-rata portion of the 2016 RSUs that are scheduled to vest as of February 22, 2017, and (iii) 246,327 represents the Make-Whole Inducement RSU Award. The shares of our common stock underlying the Make-Whole Inducement RSUs would be delivered on the original vesting dates, provided Mr. Haugh has continuously complied with the restrictive covenants contained in section 6 of his employment agreement. None of the PSUs granted pursuant to the Employment Inducement Award are included in this amount because we have assumed that as of December 31, 2016 the total shareholder return percentile was below the threshold percentile of 35%.
(4)	The former employment agreements with each of Mr. Jones and Mr. Schaefer provided that, if, within twelve months of a “change in control,” their employment is terminated by us without “cause” or they terminate their employment with us for “good reason,” as all such terms are defined in each employment agreement, we are obligated to make a lump-sum severance payment to each such named executive officer equal to $100 less than three times the named executive officer’s “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code).
(5)	Amount is equal to eighteen (18) months of COBRA premiums (less the portion to be paid by the executive).
(6)	Amount represents the value of 282,498 outstanding PSUs and RSUs as of December 31, 2016 based on the per share closing price of our common stock on December 30, 2016 ($9.34).
(7)	Amount is equal to the executive’s annual bonus for 2016. Because the executive was employed for the whole year, his pro-rata portion of the bonus is 100%. The executive would have otherwise been required to remain employed through the bonus payment date in order to receive such amount.
(8)	The former employment agreement with each of Mr. Jones and Mr. Schaefer requires that the total termination benefits that the named executive officer would otherwise be entitled to receive upon a change of control be reduced to the maximum amount that will not result in receipt by the named executive officer of an “excess parachute payment” as defined under 280G of the Code (the “280G Cutback”). The total termination benefits reported in this chart have been reduced by the 280G Cutback, without having reduced any particular component of such benefits.
(9)	Amount represents the value of 200,745 outstanding PSUs and RSUs as of December 31, 2016 based on the per share closing price of our common stock on December 30, 2016 of $9.34.

Payments and Benefits Under the David Blumberg Separation Agreement

Pursuant to the terms of the Separation Agreement entered into by and between the Company and David Blumberg effective as of December 15, 2016 (the “Blumberg Separation Agreement”), the Company agreed to pay or provide to Mr. Blumberg the following payments and benefits in connection with his termination of employment: (a) a lump sum payment equal to $960,000 (less applicable withholding taxes), representing the sum of Mr. Blumberg’s base salary of $600,000 and his target annual bonus of $360,000; (b) reimbursement of premiums for COBRA continuation coverage (less the portion of such premiums equal to the premium an active employee would be required to pay for such coverage) until the earlier of Mr. Blumberg and his dependents ceasing to be eligible for COBRA, eighteen (18) months following termination of employment, or Mr. Blumberg and his eligible dependents becoming eligible for coverage under the health insurance plan of a subsequent employer; (c) 21,640 of the 64,919 PSUs granted to Mr. Blumberg pursuant to the PSU award agreement dated as of March 31, 2016 shall remain eligible to become vested following the expiration of the performance period applicable to such award, subject to the Company’s achievement of the performance goals applicable to such award; and (d) with respect to the 155,000 PSUs granted to Mr. Blumberg as of January 7, 2016, the Company issued to Mr. Blumberg thirty-three percent (33%) of the shares of our common stock underlying such award, based on the Company’s achievement of the performance goals applicable to such award. The payments and benefits described in clauses (a) and (d) were subject to Mr. Blumberg’s return of a net 19,750 shares of our common stock to the Company in satisfaction of his clawback obligations related to the restatement of the Company’s financial statements as described in the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2016 and certain shares owed to the Company by Mr. Blumberg. The payments and benefits described above were also conditioned on Mr. Blumberg’s delivery and non-revocation of a release claims against the Company. Under the terms of the Blumberg Separation Agreement, Mr. Blumberg acknowledged and agreed that he remains subject to the confidentiality, non-competition and non-solicitation restrictions set forth in Sections 6 and 7 of his employment agreement with the Company.

DIRECTOR COMPENSATION

The Compensation Committee determined that for each full year of service as a director of our Company during 2016, each non-employee member of the Board of Directors would receive a cash payment of $80,000 payable one half on January 1st and one half on July 1st, and a number of shares of restricted stock with an aggregate value of $100,000 based on the closing price of the first trading day of each new year, with all of such shares vesting in full on July 1st of the year of grant. Directors who are elected to the Board after January 1st receive a cash payment equal to a pro-rata portion of $80,000 and an equity grant equal to a number of shares of restricted stock with an aggregate value representing a pro-rata portion of $100,000, vesting six months from the date of grant. Additionally, each Chairperson of the Audit, Compensation and Governance Committees would receive additional cash payments of $25,000, $20,000 and $15,000, respectively.

In 2016, Mr. Cuneo was compensated for service in the role of Interim Chief Executive Officer through March 31, 2016, per the terms of our initial employment agreement entered into with him in 2015, and as our Executive Chairman from April 1, 2016 to December 31, 2016 per the terms of the former employment agreement described above. Mr. Cuneo did not receive compensation in respect of his service as a director during the period he was employed by us. In addition, Mr. Cohen was compensated $20,556 as a pro-rata portion of the annual $40,000 Lead Director fee for his service in this role from January 1, 2016 through March 31, 2016 and from September 2016 through December 31, 2016. As of January 1, 2017, Mr. Cuneo currently serves solely as our Chairman of the Board and Mr. Cohen continues to serve as our Lead Director.

The following table sets forth compensation information for 2016 for each person who served as a member of our Board of Directors at any time during 2016 who is not also a current executive officer. An executive officer who serves on our Board of Directors does not receive additional compensation for serving on the Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
F. Peter Cuneo(3)	—	—	—	—	—	—		—
Drew Cohen(4)	115,556	100,005	—	—	—	—		$215,561
Mark Friedman(5)	100,000	100,005	—	—	—	$41,666	(6)	$241,671
Sue Gove(7)	105,000	100,005	—	—	—	—		$205,005
James A. Marcum	80,000	100,005	—	—	—	—		$180,005
Sanjay Khosla(8)	21,111	26,429	—	—	—	—		$47,540
Kristen M. O’Hara(9)	21,111	26,429	—	—	—	—		$47,540
Kenneth W. Slutsky(10)	12,667	15,854	—	—	—	—		$28,521
Barry Emanuel(11)	80,000	100,005	—	—	—	—		$180,005

(1)	Represents the aggregate grant date fair value. See Note 5 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a discussion for the relevant assumptions used in calculating grant date fair value.

(2)	In 2016, there were no outstanding options at fiscal year end for directors.
(3)	Mr. Cuneo served as our Interim Chief Executive Officer until March 31, 2016 and as our Executive Chairman from April 1, 2016 until December 31, 2016, and did not earn any compensation for his service as a director during such time. See “Summary Compensation Table” and “Narrative Disclosure to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements, Former Employment Agreements and Executive Severance Plan Participation Agreements” above for a description of Mr. Cuneo’s employment agreements and details regarding his compensation as Interim Chief Executive Officer and Executive Chairman, respectively.
(4)	Fees earned or paid in cash to Mr. Cohen include (i) $80,000 attributable to annual cash director fees; (ii) $20,556 attributable to pro-rata portion of Lead Director fee; and (iii) $15,000 attributable to annual Nominating and Governance Committee chairman fee.
(5)	Fees earned or paid in cash to Mr. Friedman include (i) $80,000 attributable to annual cash director fees and (ii) $20,000 attributable to annual Compensation Committee chairman fee.
(6)	Represents pro-rata portion of $100,000 in annual fees in connection with a consulting arrangement entered into by the Company with Mr. Friedman, relating to the provision by Mr. Friedman of investor relations services. Such arrangement was terminated on May 3, 2016.
(7)	Fees earned or paid in cash to Ms. Gove include (i) $80,000 attributable to annual cash director fees and (ii) $25,000 attributable to annual Audit Committee chairperson.
(8)	Fees earned or paid in cash represent the pro-rata portion of $80,000 attributable to annual cash director fees and stock award amount represents the pro-rata portion of restricted stock with a value of $100,000 on the date of grant, based on Mr. Khosla’s date of election to the Board of September 26, 2016.
(9)	Fees earned or paid in cash represent the pro-rata portion of $80,000 attributable to annual cash director fees and stock award amount represents the pro-rata portion of restricted stock with a value of $100,000 on the date of grant, based on Ms. O’Hara’s date of election to the Board of September 26, 2016.
(10)	Fees earned or paid in cash represent the pro-rata portion of $80,000 attributable to annual cash director fees and stock award amount represents the pro-rata portion of restricted stock with a value of $100,000 on the date of grant, based on Mr. Slutsky’s date of election to the Board of November 4, 2016.
(11)	Mr. Emanuel served on our Board beginning in 1993 and retired from the Board upon completion of the term in November 2016.

Director Compensation for 2017. Following its annual review of director compensation, the Compensation Committee determined to it would not alter cash fees, but would increase equity awards by an amount equal to a number of shares with an aggregate value of $20,000 on the date of grant. Therefore, for each full year of service as a director of our company during 2017, each non-employee member of the Board of Directors will receive a cash payment of $80,000 payable one half on January 1st and one half on July 1st, and a number of shares of restricted stock with an aggregate value of $120,000 based on the closing price of the first trading day of each new year, with such shares vesting in full on July 1st of the year of grant. Additionally, each Chairperson of the Audit, Compensation and Governance Committees will continue to receive additional cash payments of $25,000, $20,000 and $15,000, respectively.

In addition to the fees noted above, Mr. Cuneo will receive $60,000 in annual cash fees for his service as Chairman and Mr. Cohen will receive $40,000 in annual cash fees for his service as Lead Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding beneficial ownership of our common stock as of April 21, 2017 by each of our directors and our named executive officers, all of our executive officers and directors, as a group, and each person known by us to beneficially hold more than five percent of our common stock, based on information obtained from such persons.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock underlying options, warrants, restricted stock units and other convertible securities that are exercisable or convertible within 60 days of April 21, 2017 and shares of our common stock underlying restricted stock awards that vest within 60 days of April 21, 2017 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder’s percentage ownership. The same securities may be beneficially owned by more than one person. Percentage ownership is based on 57,106,465 shares of our common stock outstanding as of April 21, 2017. The address for each beneficial owner, unless otherwise noted, is c/o Iconix Brand Group, Inc. at 1450 Broadway, New York, New York 10018.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)		Percentage of Company’s Outstanding Common Stock Beneficially Owned
John N. Haugh	403,570		*
David K. Jones	90,603		*
Jason Schaefer	64,258		*
F. Peter Cuneo	322,935	(2)	*
Drew Cohen	61,737		*
Mark Friedman	65,981		*
Sue Gove	30,052		*
James A. Marcum	74,057		*
Sanjay Khosla	15,481		*
Kristen M. O’Hara	15,481		*
Kenneth W. Slutsky	14,127		*
BlackRock, Inc. 55 East 52nd Street New York, NY 10022	5,994,787	(3)	10.5%
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	5,772,400	(4)	10.02%
Sports Direct International plc Unit A Brook Park East Shirebrook, England NG20 8RY	6,357,580	(5)	11.13%
Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, Texas 78746	4,240,596	(6)	7.43%
Oppenheimer Funds, Inc. 225 Liberty Street New York, NY 10281	6,025,960	(7)	10.56%
Huber Capital Management, LLC. 2321 Rosecrans Ave, Suite 3245 El Segundo, CA 90024	3,859,540	(8)	6.736%
All directors and executive officers as a group (11 persons)	1,159,282		2.03%

*	Less than 1%
(1)	For each director, other than Mr. Haugh, includes 12,097 in restricted shares issued on January 1, 2017 as consideration for the 2017 annual equity award for service as a director. Such shares will vest on July 1, 2017.

(2)	Includes 200,838 shares Mr. Cuneo has pledged as collateral for a line of credit.
(3)	Based on a Schedule 13G/A filed on January 10, 2017, BlackRock, Inc. is deemed to have beneficial ownership of these shares. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares. The BlackRock, Inc., subsidiaries which acquired these shares are BlackRock (Netherlands) B.V.; BlackRock Advisors, LLC; BlackRock Asset Management Canada Limited; BlackRock Asset Management Ireland Limited; BlackRock Asset Management Schweiz AG; BlackRock Financial Management, Inc.; BlackRock Fund Advisors; BlackRock Institutional Trust Company, N.A.; BlackRock Investment Management (Australia) Limited; BlackRock Investment Management (UK) Ltd. and BlackRock Investment Management, LLC. BlackRock, Inc. has sole voting and dispositive power in respect of these shares.
(4)	Based on a Schedule 13G/A filed on April 10, 2017, The Vanguard Group, Inc. (the “Vanguard Group”) is deemed to have beneficial ownership of these shares, of which (i) 50,865 shares are owned beneficially by Vanguard Fiduciary Trust Company, a wholly owned subsidiary of the Vanguard Group, as a result of its serving as investment manager of collective trust accounts and (ii) 11,237 shares are owned beneficially by Vanguard Investments Australia, Ltd., a wholly owned subsidiary of The Vanguard Group, Inc., as a result of its serving as an investment manager of Australian investment offerings.
(5)	Based on a Schedule 13D/A filed on March 31, 2017, Sports Direct International pcl (“Sports Direct”) is deemed to have an indirect economic interest in these shares. Such interest is held through contracts for differences or “CFDs” with Monecor (London) Limited, trading as ETX Capital. Pursuant to the CFDs, Sports Direct does not have the power to vote or direct the vote, or power to dispose or direct the disposition of the any of the shares, and therefore the beneficial ownership is disclaimed pursuant to Rules 13d-4 and 16a-1(a)(4) of the Securities and Exchange Act of 1934 for Section 13(d) and Section 16(a) purposes.
(6)	Based on a Schedule 13G/A filed on February 9, 2017, Dimensional Fund Advisors LP is deemed to have beneficial ownership of these shares. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.
(7)	Based on a Schedule 13G/A jointly filed on February 9, 2016, Oppenheimer Funds, Inc. (“Oppenheimer Funds”) and Oppenheimer Global Opportunities Fund (“Oppenheimer Global Opportunities”) are deemed to have beneficial ownership of these shares. Oppenheimer Funds is an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) and Oppenheimer Global Opportunities is an investment company registered under Section 8 of the Investment Company Act of 1940. Oppenheimer Funds and Oppenheimer Global Opportunities have shared voting power over the securities and disclaim beneficial ownership of such securities.
(8)	Based on a Schedule 13D/A filed on March 13, 2017, Huber Capital Management LLC is deemed to have beneficial ownership of these shares, of which it has (i) sole power to vote or to direct the vote for 2,138,640 shares; (ii) shared power to vote or to direct the vote for 0 shares; (iii) sole power to dispose or to direct the disposition of 3,859,540 shares and (iv) shared power to dispose or to direct the disposition of 0 shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	40,000	$9.47	2,112,675
Equity compensation plans not approved by security holders	—	$—	—

Total	40,000	$9.47	2,112,675

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to its charter, our audit committee must review and approve, where appropriate, all related party transactions.

In prior periods, the Company incurred advertising expenses with Complex Media, Inc. to promote certain of its Men’s brands. The Company owned a minority interest in Complex Media, Inc. as discussed in the Company’s most recent Annual Report on Form 10-K filed on March 15, 2017 (the “Form 10-K”). In July 2016, the Company received $35.3 million in connection with the sale of its interest in Complex Media, Inc. There were no advertising expenses with Complex Media, Inc. during FY 2016 as compared to advertising expense of $0.2 million and $0.1 million for FY 2015 and FY 2014, respectively, and no related accounts payable as of December 31, 2016 as compared to $0.2 million as of December 31, 2015. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

During FY 2016, the Company incurred approximately $0.5 million in advertising expenses with Galore Media, Inc. to promote certain of the Company’s brands and for the rights to certain warrants of Galore Media, Inc. The Company owns a minority interest in Galore Media, Inc. as discussed in the Form 10-K. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

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

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners. As of December 31, 2016, December 31, 2015, and December 31, 2014, the Company recognized the following royalty revenue amounts:

	FY 2016	FY 2015	FY 2014
Joint Venture Partner
Global Brands Group Asia Limited(1)	$3,696	$5,672	$6,686
Buffalo International ULC	13,848	12,311	10,785
Rise Partners, LLC / Top On International Group Limited	2,050	5,469	2,527
M.G.S. Sports Trading Limited	615	609	643
Pac Brands USA, Inc.	434	519	890
NGO, LLC	982	807	108
Albion Equity Partners LLC / GL Damek	2,177	2,556	1,866
Anthony L&S	—	1,454	—
Roc Nation	—	400	400
MHMC(2)	1,240	300	—

	$25,042	$30,097	$23,905

(1)	Global Brands Group Asia Limited also serves as agent to Peanuts Worldwide for the Greater China Territory for Peanuts brands. For the years ended FY 2016, FY 2015 and FY 2014, Global Brands Group Asia Limited earned fees of approximately $3.3 million, $3.0 million, and $3.0 million, respectively, in its capacity as agent to Peanuts Worldwide.
(2)	MHMC became a related party to the Company in July 2016 upon consummation of an agreement between a Company subsidiary and MHMC to sell to MHMC up to an aggregate 50% ownership interest in Umbro China. Refer to Note 3 for further details.

Board Independence

Our Board of Directors has determined that Messrs. Cohen, Friedman, Marcum, Khosla and Slutsky and Mmes. Gove and O’Hara are each an “independent director” under the applicable Listing Rules of NASDAQ.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of the Company’s annual financial statements for 2016 and 2015, internal controls over financial reporting and the reviews of the financial statements included in the Company’s Forms 10-Q, comfort letters and consents related to SEC registration statements for 2016 and 2015 totaled approximately $1,608,115 and $2,272,390, respectively.

Audit-Related Fees. There were approximately $800,934 and $107,710 aggregate fees billed by BDO USA, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and other capital raising activities for 2016 and 2015, respectively, and that are not disclosed in the paragraph captioned “Audit Fees” above.

Tax Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for tax compliance and consulting for 2016 and 2015, were approximately $302,939 and $225,460, respectively.

All Other Fees. There were no fees billed by BDO USA, LLP, for products and services other than the services described in the paragraphs captioned “Audit Fees”, “Audit-Related Fees” and “Tax Fees” above for 2016 and 2015.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO USA, LLP in 2016. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved all the foregoing audit services and permissible non-audit services provided by BDO USA, LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICONIX BRAND GROUP, INC.

Date: May 1, 2017	By:	/s/ John N. Haugh
John N. Haugh
President and Chief Executive Officer

/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Numbers	Description
2.1	Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC (1)+

2.2	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC (2)+

2.3	Purchase Agreement dated as of April 26, 2010 by and among the Company, United Features Syndicate, Inc. and The E.W. Scripps Company(3)+

2.4	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC (4) +

2.5	Asset Purchase Agreement dated October 26, 2011 by and between the Company and Sharper Image Acquisition LLC (5) +

2.6	Asset Purchase Agreement dated October 24, 2012 by and among Iconix Brand Group, Inc., Umbro IP Holdings LLC, Iconix Luxembourg Holdings SÀRL, Umbro International Limited, Nike Global Services Pte. Ltd. and NIKE, Inc.(6)+

3.1	Certificate of Incorporation, as amended(9)

3.2	Restated and Amended By-Laws(10)

3.3	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company (40) *

4.1	Indenture, dated May 23, 2011, between the Company and The Bank of New York Mellon Trust, N.A.(11)

4.2	Global Note(11)

4.3	Base Indenture dated November 29, 2012(12)

4.4	Supplemental Indenture dated November 29, 2012(12)

4.5	Supplemental Indenture Series 2013-1 Supplement dated as of June 21, 2013(8)

4.6	Indenture 1.50% Convertible Senior Subordinated Notes Due 2018 dated as of March 18, 2013(39)

4.7	Global Note(39)

4.8	Rights Agreement dated as of January 27, 2016 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent(40)

10.2	2000 Stock Option Plan of the Company(14)*

10.3	2001 Stock Option Plan of the Company(15)*

10.4	2002 Stock Option Plan of the Company(16)*

10.5	Non-Employee Director Stock Incentive Plan(17)*

10.6	401(K) Savings Plan of the Company(18)

10.7	The Company’s 2006 Equity Incentive Plan and forms of options granted thereunder(19)*

10.8	Form of Restricted Stock Agreement for officers under the Company’s 2006 Equity Incentive Plan(20)*

10.9	Form of Restricted Stock Agreement for Directors under the Company’s 2006 Equity Incentive Plan(20)*

Exhibit Numbers	Description

10.10	Form of Option Agreement under the Company’s 1997 Stock Option Plan(21)*

10.11	Form of Option Agreement under the Company’s 2000 Stock Option Plan(21)*

10.12	Form of Option Agreement under the Company’s 2001 Stock Option Plan(21)*

10.13	Form of Option Agreement under the Company’s 2002 Stock Option Plan(21)*

10.14	Common Stock Purchase Warrant issued to UCC Consulting Corporation(22)

10.15	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company(23)

10.16	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices(24)
10.17	Iconix Brand Group, Inc. Executive Incentive Bonus Plan(25)*

10.18	Form of restricted stock agreement under the 2009 Equity Incentive Plan(28)*

10.19	Form of stock option agreement under the 2009 Equity Incentive Plan(28)*

10.20	Employment Agreement dated February 26, 2009 between the Company and David Blumberg(29)*

10.21	Restricted Stock Agreement with David Blumberg dated September 22, 2009(29)*

10.22	Purchase Agreement, dated May 17, 2011, among Iconix Brand Group, Inc., Barclays Capital Inc. and Goldman, Sachs & Co.(11)

10.23	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.24	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company and Goldman, Sachs & Co.(11)

10.25	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.26	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Goldman, Sachs & Co.(11)

10.27	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.28	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Goldman, Sachs & Co.(11)

10.29	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.30	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Goldman, Sachs & Co.(11)

10.31	Revolving Credit Agreement dated as of November 22, 2011 among the Company, as Borrower, and the several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Syndication Agents, Barclays Bank PLC, as Documentation Agent, and Barclays Bank PLC, as Administrative Agent(33)

10.32	Guarantee and Collateral Agreement dated as of November 22, 2011 made by the Company and certain of its Subsidiaries in favor of Barclays Bank PLC, as Administrative Agent(33)

10.33	Employment Agreement dated March 5, 2012 between the Company and David Blumberg(34)*

Exhibit Numbers	Description

10.34	Class A-1 Note Purchase Agreement dated November 29, 2012 by and among Registrant, Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, Barclays Bank PLC, as L/C Provider, Barclays Bank PLC as Swingline Lender and Barclays Bank PLC, as Administrative Agent(12)

10.35	Management Agreement dated November 29, 2012 by and among the Co-Issuers, Registrant and Citibank, N.A., as trustee(12)

10.36	Amendment to Employment Agreement entered into February 15, 2013 to be effective February 1, 2013 between the Company and David Blumberg(35)*

10.37	PSU Agreement dated February 15, 2013 between Iconix Brand Group, Inc. and David Blumberg(35)*
10.38	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Executive)(36)*

10.39	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-Executive)(36)*

10.40	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-employee Director)(36)*

10.41	Amended and Restated 2009 Equity Incentive Plan(36)*

10.42	Clawback policy form of Acknowledgement(36)*

10.43	Employment Agreement dated as of August 19, 2013 between the Company and Jason Schaefer(37)*

10.44	Purchase Agreement dated March 12, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc.(39)

10.45	Confirmation of OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)

10.46	Confirmation of Additional OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)

10.47	Confirmation of OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)

10.48	Confirmation of Additional OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)

10.50	Employment Agreement dated as of June 10, 2015 between the Company and David Jones(41)*

10.51	Employment Agreement dated as of September 8, 2015 between the Company and F. Peter Cuneo.(45)*

10.52	Employment Agreement dated as of February 18, 2016 between the Company and John N. Haugh(42)*

10.53	Employment Agreement dated as of February 24, 2016 between the Company and David Blumberg(42)*

10.54	Credit Agreement dated as of March 7, 2016 between IBG Borrower LLC, as the borrower (“IBG Borrower”), the Company and certain of IBG Borrower’s wholly-owned subsidiaries, as guarantors, Cortland Capital Market Services LLC, as administrative agent and collateral agent and the lenders party thereto from time to time, including CF ICX LLC and Fortress Credit Co LLC(43)

10.55	Facility Guaranty dated as of March 7, 2016 between the Company and certain wholly-owned subsidiaries of IBG Borrower LLC, as guarantors and Cortland Capital Market Services LLC, as administrative agent and collateral agent(43)

Exhibit Numbers	Description

10.56	Security Agreement dated as of March 7, 2016 between the Company, IBG Borrower LLC and certain of its wholly-owned subsidiaries, as Grantors, and Cortland Capital Market Services LLC, as Collateral Agent(43)

10.57	2015 Executive Incentive Plan(44)*

10.58	Employment Agreement dated as of April 28, 2016 between the Company and Peter Cuneo(46)*

10.59	Form of Exchange Agreement(47)

10.60	Form of Exchange Agreement(47)

10.61	Agreement dated as of September 26, 2016 by and among Iconix Brand Group, Inc., Huber Capital Management, LLC and Joseph R. Huber (48)

10.62	2016 Omnibus Incentive Plan(49)*
10.63	Separation Agreement dated as of December 15, 2016 between the Company and David Blumberg(50)*

10.64	Asset Purchase Agreement dated December 23, 2016 by and among Iconix Brand Group, Inc., 360 Holdings II-A LLC, Icon NY Holdings LLC, Iconix Latin America LLC and Sharper Image Holdings LLC(50)

10.65	Executive Severance Plan(50)*

21	Subsidiaries of the Company(50)

23	Consent of BDO USA, LLP(50)

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002++

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002++

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 26, 2011 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 30, 2012 and incorporated by reference herein.
(7)	[Intentionally omitted.]
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 21, 2013 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 6, 2012 and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 17, 2011 and incorporated by reference herein.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 29, 2012 and incorporated by reference herein.
(13)	Intentionally omitted.
(14)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.
(16)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.
(17)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
(21)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.
(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.
(25)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.
(26)	[Intentionally omitted.]
(27)	[Intentionally omitted.]
(28)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
(29)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.
(30)	[Intentionally omitted.]
(31)	[Intentionally omitted.]
(32)	[Intentionally omitted.]
(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 22, 2011 and incorporated by reference herein.
(34)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 5, 2012 and incorporated by reference herein.
(35)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and incorporated by reference herein.
(36)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 and incorporated by reference herein.
(37)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.
(38)	[Intentionally omitted.]
(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 12, 2013 and incorporated by reference herein.
(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 27, 2016 and incorporated by reference herein,
(41)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated by reference herein.

(42)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 18, 2016 and incorporated by reference herein.
(43)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 7, 2016 and incorporated by reference herein.
(44)	Filed as Annex A to the Company’s Definitive Proxy Statement dated October 23, 2015 as filed on Schedule 14A and incorporated by reference herein.
(45)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.
(46)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated by reference herein.
(47)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 10, 2016 and incorporated by reference herein.
(48)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 28, 2016 and incorporated by reference herein.
(49)	Filed as Annex A to the Company’s Definitive Proxy Statement dated October 4, 2016 as filed on Schedule 14A and incorporated by reference herein.
(50)	Filed as an Exhibit to the Company’s Current Report on Form 10-K for the year ended December 31, 2016 dated March 15, 2017 and incorporated by reference herein.
*	Denotes management compensation plan or arrangement
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Iconix Brand Group, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
++	Filed herewith.