Form 10-Q
period 2017-03-31
ICONIX BRAND GROUP, INC.
filed 2017-05-10
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value- 57,061,703 shares as of May 10, 2017.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2017	December 31, 2016

Assets
Current Assets:
Cash and cash equivalents	$109,375	$137,114
Restricted cash	98,725	177,269
Accounts receivable, net	59,921	64,376
Other assets – current	32,864	31,676
Current assets held for sale	303,683	302,342
Total Current Assets	604,568	712,777
Property and equipment:
Furniture, fixtures and equipment	20,704	20,508
Less: Accumulated depreciation	(14,258)	(13,827)
	6,446	6,681
Other Assets:
Other assets	10,040	10,719
Deferred income tax asset	884	884
Trademarks and other intangibles, net	1,005,457	1,003,895
Investments and joint ventures	98,065	99,309
Goodwill	171,250	171,250
	1,285,696	1,286,057
Total Assets	$1,896,710	$2,005,515
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$49,601	$60,401
Deferred revenue	9,042	8,399
Current portion of long-term debt	453,464	160,435
Other liabilities – current	666	1,311
Current liabilities held for sale	27,056	28,583
Total Current Liabilities	539,829	259,129
Deferred income tax liability	80,529	86,099
Other tax liabilities	8,391	5,243
Long-term debt, less current maturities	706,163	1,093,725
Other liabilities	9,747	9,946
Total Liabilities	1,344,659	1,454,142
Redeemable Non-Controlling Interest, net of installment payments due from non-controlling interest holders, redemption value of $57,590 and $60,665, respectively	53,632	56,729
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 89,951 and 89,717, respectively	90	89
Additional paid-in capital	1,035,483	1,033,729
Retained earnings	251,911	254,915
Accumulated other comprehensive loss	(68,369)	(70,428)
Less: Treasury stock – 32,783 and 32,680 shares at cost, respectively	(843,795)	(842,952)
Total Iconix Brand Group, Inc. Stockholders’ Equity	375,320	375,353
Non-Controlling Interest, net of installment payments due from non-controlling interest holders	123,099	119,291
Total Stockholders’ Equity	498,419	494,644
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$1,896,710	$2,005,515

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2017	2016
Licensing revenue	$58,722	$67,676
Selling, general and administrative expenses	25,392	32,600
Depreciation and amortization	653	965
Equity earnings on joint ventures	(933)	(1,193)
Gains on sale of trademarks	—	(10,969)
Operating income	33,610	46,273
Other expenses (income):
Interest expense	15,049	19,526
Interest income	(126)	(355)
Other income	(1)	(7)
Loss on extinguishment of debt	5,482	—
Foreign currency translation loss	429	617
Other expenses – net	20,833	19,781
Income from continuing operations before income taxes	12,777	26,492
Provision for income taxes	5,887	8,836
Net income from continuing operations	6,890	17,656
Less: Net income attributable to non-controlling interest from continuing operations	2,488	3,027
Net income from continuing operations attributable to Iconix Brand Group, Inc.	4,402	14,629

Income (loss) from discontinued operations, net of income taxes	(7,379)	5,465
Less: Net income attributable to non-controlling interest from discontinued operations	1,303	1,478
Net income (loss) from discontinued operations attributable to Iconix Brand Group, Inc.	(8,682)	3,987

Net income (loss) attributable to Iconix Brand Group, Inc.	$(4,280)	$18,616
Earnings (loss) per share - basic:
Continuing operations	$0.06	$0.30
Discontinued operations	$(0.15)	$0.08
Earnings (loss) per share - basic	$(0.09)	$0.38
Earnings (loss) per share - diluted:
Continuing operations	$0.06	$0.29
Discontinued operations	$(0.15)	$0.08
Earnings (loss) per share - diluted	$(0.09)	$0.37
Weighted average number of common shares outstanding:
Basic	56,964	48,509
Diluted	56,964	50,327

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income from continuing operations	$6,890	$17,656
Other comprehensive income (loss):
Foreign currency translation gain	2,630	12,541
Change in fair value of available for sale securities	(571)	(2,037)
Total other comprehensive income	2,059	10,504
Comprehensive income	$8,949	$28,160
Less: comprehensive income attributable to non-controlling interest from continuing operations	2,488	3,027
Comprehensive income from continuing operations attributable to Iconix Brand Group, Inc.	$6,461	$25,133

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2017

(in thousands)

	Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	In Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2017	89,717	$89	$1,033,729	$254,915	$(70,428)	$(842,952)	$119,291	$494,644
Shares issued on vesting of restricted stock	234	1	—	—	—	—	—	1
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(843)	—	(843)
Compensation expense in connection with restricted stock and stock options	—	—	1,722	—	—	—	—	1,722
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	2,934	2,934
Change in redemption value of redeemable non-controlling interest	—	—	—	1,276	—	—	—	1,276
Change in fair value of available for sale securities	—	—	—	—	(571)	—	—	(571)
Net income	—	—	—	(4,280)	—	—	3,791	(489)
Tax benefit related to amortization of convertible notes' discount	—	—	22	—	—	—	—	22
Foreign currency translation	—	—	10	—	2,630	—	—	2,640
Distributions to joint ventures	—	—	—	—	—	—	(2,917)	(2,917)
Balance at March 31, 2017	89,951	$90	$1,035,483	$251,911	$(68,369)	$(843,795)	$123,099	$498,419

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income from continuing operations	$6,890	$17,656
Income (loss) from discontinued operations	$(7,379)	$5,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	434	418
Amortization of trademarks and other intangibles	219	547
Amortization of deferred financing costs and debt discount	1,558	1,150
Amortization of convertible note discount	4,346	7,983
Stock-based compensation expense	1,722	2,006
Provision for doubtful accounts	2,626	3,625
Earnings on equity investments in joint ventures	(933)	(1,193)
Distributions from equity investments	1,182	704
Gain on sale of trademarks, net	—	(10,969)
Loss on extinguishment of debt	5,482	—
Deferred income tax provision	113	5,830
Loss on foreign currency translation	429	617
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	2,013	(6,775)
Other assets – current	2,239	(859)
Other assets	681	(357)
Deferred revenue	586	(4,153)
Accounts payable and accrued expenses	(21,054)	(681)
Other tax liabilities	3,148	—
Other liabilities	220	929
Net cash provided by continuing operating activities	11,901	16,478
Net cash provided by (used in) discontinued operating activities	(1,352)	15,573
Net cash provided by operating activities	10,549	32,051
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(179)	(316)
Acquisition of additional interest in Iconix MENA	(1,800)	—
Proceeds received from note due from American Greetings	1,250	1,250
Proceeds received from note due from Buffalo International	—	4,100
Proceeds from sale of BBC Ice Cream	—	3,500
Proceeds from sale of Badgley Mischka	—	13,750
Additions to trademarks	(11)	(227)
Net cash provided by (used in) continuing investing activities	(740)	22,057
Net cash provided by (used in) discontinued investing activities	(31)	102
Net cash provided by (used in) investing activities	(771)	22,159
Cash flows provided by (used in) financing activities:
Prepaid financing costs	—	(9,430)
Payment of long-term debt	(105,921)	(15,282)
Payment of make-whole premium on repayment of long-term debt	(6,751)	—
Payment to Purim	—	(2,000)
Proceeds from sale of trademarks and related notes receivable from consolidated JVs	2,947	195
Distributions to non-controlling interests	(2,917)	(2,901)
Tax benefit related to amortization of convertible notes' discount	22	54
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(843)	—
Restricted cash	78,544	8,881
Net cash used in continuing financing activities	(34,919)	(20,483)
Net cash used in discontinued financing activities	—	—
Net cash provided used in financing activities	(34,919)	(20,483)
Effect of exchange rate changes on cash	508	3,085
Net increase (decrease) in cash and cash equivalents	(24,633)	36,812
Cash and cash equivalents, beginning of period	149,411	169,971
Cash and cash equivalents, end of period	124,778	206,783
Less: Cash and cash equivalents of held for sale	15,403	30,864
Cash and cash equivalents of continuing operations, end of period	$109,375	$175,919

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2017	2016
Cash paid during the period:
Income taxes (net of refunds received)	$5,763	$3,648
Interest	$24,389	$11,540
Non-cash investing and financing activities:
Make-whole premium on repayment of long-term debt	$15,737	$—
Financing costs included in accrued expenses	$—	$165
Shares repurchased on vesting of restricted stock included in accrued expenses	$—	$70

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

During the Current Quarter, our Board of Directors approved a plan to sell the businesses underlying our Entertainment segment.  As a result, we have classified the results of our Entertainment segment as discontinued operations in our condensed consolidated statement of operations for all periods presented.  Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet.  On May 9, 2017, we signed a definitive agreement to sell these businesses and, subject to customary closing conditions, we expect to close this transaction between the end of the second quarter and the beginning of the third quarter of the year ending December 31, 2017.  See Note 2 for further details.

During the Current Quarter, the Company adopted four new accounting pronouncements.  Refer to Note 18 for further details.

Certain reclassifications, which were immaterial, have been made to conform prior year data to the current presentation.

2. Discontinued Operations

During the Current Quarter, our Board of Directors approved a plan to sell the businesses underlying our Entertainment segment.  On May 9, 2017, we signed a definitive agreement to sell these businesses for $345 million in cash, subject to a customary working capital adjustment.  Subject to customary closing conditions, we expect to close this transaction between the end of the second quarter and the beginning of the third quarter of the year ending December 31, 2017.  We have classified the results of our Entertainment segment as discontinued operations in our condensed consolidated statement of operations for all periods presented.  Additionally, the assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheets.  The assets and liabilities as of March 31, 2017 and December 31, 2016 are classified as current in our condensed consolidated balance sheet as we expect to close the sale of the Entertainment segment within one year of such date.

The financial results of our Entertainment segment through March 31, 2017 are presented as income from discontinued operations, net of income taxes, in our condensed consolidated statement of operations.  The following table presents financial results of the Entertainment segment for the Current Quarter and the three months ended March 31, 2016 (“Prior Year Quarter”):

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Licensing revenue	$27,461	$26,956
Selling, general and administrative expenses	17,850	18,888
Depreciation and amortization	185	132
Operating income	9,426	7,936
Other expenses (income):
Interest expense	6,122	1,692
Interest income	(99)	(183)
Loss on extinguishment of debt	15,737	—
Foreign currency translation loss (gain)	143	(810)
Other expenses – net	21,903	699
Income (loss) from operations of discontinued operations before income taxes	(12,477)	7,237
Provision (benefit) for income taxes	(5,098)	1,772
Net income (loss) from discontinued operations	(7,379)	5,465
Less: Net income attributable to non-controlling interest from discontinued operations	1,303	1,478
Income (loss) from discontinued operations, net of income taxes	$(8,682)	$3,987

Upon consummation of the sale of the Entertainment segment, the cash proceeds therefrom will be utilized by the Company to make mandatory principal prepayments on both its Senior Secured Notes and Senior Secured Term Loan (as well as a corresponding prepayment premium).  As a result and in accordance with ASC 205-20-45-6, for the Current Quarter and Prior Year Quarter, the Company has allocated interest expense of $6.1 million (which includes $0.6 million of amortization of the original issue discount on the Senior Secured Term Loan) and $1.6 million, respectively, from continuing operations to discontinued operations.  Additionally, for the Current Quarter, the Company has allocated the prepayment premium of $15.7 million related to the Senior Secured Term Loan from continuing operations to discontinued operations on the Company’s condensed consolidated statement of operations – refer to Note 6 for further details.

The following table presents the aggregate carrying amounts of the classes of held for sale assets and liabilities as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(unaudited)
Carrying amounts of assets included as part of discontinued operations
Cash and cash equivalents	$15,403	$12,297
Accounts receivable, net	19,880	20,811
Other assets – current	1,507	598
Property and equipment	2,550	2,664
Other assets	6,917	8,505
Trademarks and other intangibles, net	204,307	204,348
Investments and joint ventures	90	90
Goodwill	53,029	53,029
Total assets classified as held for sale in the condensed consolidated balance sheet	$303,683	$302,342
Carrying amounts of liabilities included as part of discontinued operations
Accounts payable and accrued expenses	$9,997	$11,760
Deferred revenue	12,947	11,767
Other liabilities	4,112	5,056
Total Liabilities classified as held for sale in the condensed consolidated balance sheet	$27,056	$28,583

The following table presents cash flow of the Entertainment segment during the Current Quarter and Prior Year Quarter:

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) discontinued operating activities	$(1,352)	$15,573
Net cash provided by (used in) discontinued investing activities	$(31)	$102
Net cash used in discontinued financing activities	$—	$—

3. Goodwill and Trademarks and Other Intangibles, net

Goodwill

There were no changes in goodwill during the Current Quarter.  The annual evaluation of the Company’s goodwill, by segment, is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.  In connection with the preparation of the Company’s consolidated financial statements for the fourth quarter of fiscal year 2016, the Company recorded a non-cash goodwill impairment charge of $18.3 million in its men’s segment.  No goodwill impairment was recognized for the other segments of the Company during the fourth quarter of fiscal 2016.  There was no impairment of the Company’s goodwill during the Current Quarter or for the Prior Year Quarter.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		March 31, 2017		December 31, 2016
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks	Indefinite	$1,004,628	$—	$1,002,783	$—
Definite-lived trademarks	10-15	8,958	8,887	8,958	8,870
Non-compete agreements	2-15	940	940	940	920
Licensing contracts	1-9	3,329	2,571	4,819	3,815
		$1,017,855	$12,398	$1,017,500	$13,605
Trademarks and other intangibles, net			$1,005,457		$1,003,895

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Ed Hardy, Umbro, Modern Amusement, Buffalo, Lee Cooper, Hydraulic, Nick Graham, Pony, Strawberry Shortcake and Peanuts have been determined to have an indefinite useful life.  Each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter. The underlying businesses for Strawberry Shortcake and Peanuts operate within the Company’s entertainment segment which as of March 31, 2017 and for the Current Quarter have been included in assets held for sale and discontinued operations on the Company’s condensed consolidated balance sheet and condensed consolidated statement of operations, respectively, and as such, the trademarks and other intangible assets of these businesses are not reflected in the table above – refer to Note 2 for further detail.

In connection with the preparation of the Company’s financial statements for the fourth quarter of fiscal year 2016 and in accordance with ASC 350, the Company recorded non-cash impairment charges for indefinite-lived intangible assets (consisting of trademarks) of $424.9 million which is comprised of $144.6 million in the men’s segment, $31.5 million in the women’s segment, $50.0 million in the home segment, $5.1 million in the entertainment segment and $193.7 million in the international segment.  There was no impairment of the indefinite-lived trademarks during the Current Quarter or Prior Year Quarter.  Further, in accordance with ASC 360, there were no impairment charges to the Company’s definite-lived trademarks during the Current Quarter or Prior Year Quarter.

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

In February 2016, the Company sold its rights to the Badgley Mischka intellectual property and related assets.  At the time of this transaction, the definite-lived trademarks for Badgley Mischka were fully amortized in the Company’s consolidated balance sheet.  Refer to Note 5 for further details.

Other amortizable intangibles primarily include non-compete agreements and contracts, which are amortized on a straight-line basis over their estimated useful lives of 1 to 15 years. Certain trademarks are amortized using estimated useful lives of 10 to 15 years with no residual values.

Amortization expense for intangible assets for the Current Quarter was $0.2 million as compared to amortization expense for intangible assets of $0.5 million for the Prior Year Quarter.

4. Joint Ventures and Investments

Joint Ventures

As of March 31, 2017, the following joint ventures are consolidated with the Company:

Entity Name	Date of Original Formation / Investment	Iconix's Ownership % as of March 31, 2017	Joint Venture Partner	Put / Call Options, as applicable(2)
Danskin China Limited(5)	October 2016	100%	Li-Ning (China) Sports Goods Co. Ltd.	—
Umbro China Limited(4)	July 2016	95%	Hong Kong MH Umbro International Co. Ltd.	Call Options
US Pony Holdings, LLC	February 2015	75%	Anthony L&S Athletics, LLC	—
Iconix MENA Ltd.(1)(6)	December 2014	55%	Global Brands Group Asia Limited	Put / Call Options
Iconix Israel, LLC(1)(3)	November 2013	50%	MGS	Call Option(3)
Iconix SE Asia, Ltd.(1)	October 2013	50%	Global Brands Group Asia Limited	Put / Call Options
Iconix Canada joint venture(1)	June 2013	50%	Buffalo International / BIU Sub	Call Options
Iconix Europe LLC(1)	December 2009	51%	Global Brands Group Asia Limited	Put / Call Options
Hydraulic IP Holdings LLC(1)	December 2014	51%	Top On International	—
NGX, LLC(1)	October 2014	51%	NGO, LLC	—
Diamond Icon(1)	March 2013	51%	Albion Agencies Ltd.
Buffalo brand joint venture(1)	February 2013	51%	Buffalo International	—
Icon Modern Amusement, LLC(1)	December 2012	51%	Dirty Bird Productions	—
Peanuts Holdings, LLC	June 2010	80%	Beagle Scouts LLC	—
Hardy Way, LLC	May 2009	85%	Donald Edward Hardy	—

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

(2)	Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for material terms of the put and call options associated with certain of the Company’s joint ventures.
(3)

The call option associated with Iconix Israel expired on May 14, 2016.  However, in December 2016, the Company amended the Iconix Israel joint venture agreement to obtain the sole discretion and power to direct the activities of the Iconix Israel joint venture that most significantly impact its economic performance which requires the Company to continue to consolidate this joint venture its consolidated financial statements in accordance with ASC 810.

(4)

In July 2016, the Company executed an agreement with MH Umbro International Co. Limited (“MHMC”) to sell up to an aggregate 50% interest in a newly registered company in Hong Kong which holds the Umbro intellectual property in respect of the Greater China territory for total cash consideration of $25.0 million.  The acquisition of such equity is expected to occur over a four-year period.  As stipulated in the agreement, on each anniversary subsequent to the close of the transaction, MHMC will pay a portion of the total cash consideration to the Company in return for a percentage of the total potential 50% equity interest.  In July 2016, the Company received $2.5 million in cash from MHMC for a 5% interest in Umbro China.  In accordance with ASC 810, the Company has recorded noncontrolling interest of $1.8 million for the sale of 5% interest in Umbro China to MHMC and the corresponding gain associated with the sale of this interest is recorded in additional paid in capital on the Company’s consolidated balance sheet as of March 31, 2017.

(5)

In October 2016, the Company entered into an agreement with Li-Ning (China) Sports Goods Co., Ltd. (“LiNing”) to sell up to a 50% interest (and no less than a 30% interest) in its wholly-owned indirect subsidiary, Danskin China Limited (“Danskin China”), a new Hong Kong registered company, which holds the Danskin trademarks and related assets in respect of mainland China and Macau.  LiNing’s purchase of the equity interest in Danskin China is expected to occur over a three-year period commencing on March 31, 2019 (the “First Closing”) for cash consideration of $5.4 million.  The aggregate cash consideration paid by LiNing for its ownership of Danskin China may, based on the percentage interest in Danskin China and LiNing elects to purchase on each anniversary of the First Closing, increase to up to $8.6 million.

(6)

In December 2016, the Company irrevocably exercised its call right to acquire an additional 5% equity interest in Iconix MENA from GBG for total cash consideration of $1.8 million.  After taking into effect this transaction and as of December 31, 2016, the Company’s ownership interest in Iconix MENA effectively increased to 55%.  Such acquisition closed in February 2017.  In addition to the increase in ownership interest, the joint venture agreement gives the Company the sole discretion and power to direct the activities of the Iconix MENA joint venture that most significantly impact the joint venture’s economic performance.  As a result of this transaction, the Company continues to consolidate this joint venture in its consolidated financial statements in accordance with ASC 810.

As part of the formation of certain joint ventures, the Company entered into arrangements whereby the joint venture partner paid for its investment in the joint venture entity through payment of a portion of the purchase price in cash at closing and the remainder due over a pre-determined period of time.

As of March 31, 2017, the following amounts due from such joint venture partners remain recorded on the Company’s consolidated balance sheet:

Entity	Joint Venture Partner	Amount	Recorded in(1)
Iconix Israel, LLC	MGS	$195	Non-controlling interest
Iconix SE Asia, Ltd.	Global Brands Group	$3,958	Redeemable Non-controlling interest
Iconix Canada joint venture	Buffalo International / BIU Sub	$2,883	Non-controlling interest
Iconix India joint venture	Reliance Brands Ltd.	$990	Other Assets - Current
Buffalo brand joint venture	Buffalo International	$2,516	Other Assets - Current

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

(2)

In April 2016, the Company entered into agreements with Galore Media, Inc. (Galore), a marketing company formed in FY 2015 and which was still in a development stage.  Under the agreements, the Company purchased 50,050 shares of Series A Preferred Stock of Galore for $0.5 million and entered into arrangements pursuant to which the Company agreed to purchase up to an aggregate $0.5 million of marketing services from Galore in FY 2016.  In connection with the marketing services arrangement, the Company received warrants that, as the Company purchases specified levels of marketing services, may be exercised for additional shares of Galore’s Series A Preferred Stock at a nominal exercise price.  The Series A Preferred Stock carries voting rights, and the holders of the Series A Preferred Stock have the collective right to appoint one of five members of the Board of Directors of Galore as long as there are at least 48,000 Series A Preferred Shares outstanding.  Given these arrangements, the Company has an investment of approximately 11% of the equity of Galore.

(3)	Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for material terms of the put and call options associated with the Company’s joint venture.

Additionally, through our ownership of Iconix China Holdings Limited, we have equity interests in the following private companies which are accounted for as equity method investments:

Brands Placed	Partner	Ownership by Iconix China	Value of Investment As of March 31, 2017
Candie’s	Candies Shanghai Fashion Co. Ltd.	20%	$10,598
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	2,270
Royal Velvet	Bai Shi Kou International (Qingdao) Home Products Co. Ltd.	20%	383
Material Girl	Ningo Material Girl Fashion Co. Ltd.	20%	2,550
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	10,787
			$26,588

Cost Method Investments

Entity Name	Date of Original Formation / Investment
Marcy Media Holdings, LLC(1)	July 2013
Complex Media(1)(2)	September 2013
iBrands International, LLC(1)	April 2014

(1)	As the Company does not have significant influence over the entity, its investment has been recorded under the cost method of accounting.
(2)

In July 2016, the Company received $35.3 million in connection with the sale of its interest in Complex Media.  An additional $3.7 million is being held in escrow to satisfy specified indemnification claims, with a portion of such escrow expected to be released twelve months following the closing of the transaction and the remainder expected to be released eighteen months following the closing of the transaction, subject to any such claims, at which time, the Company will record the gain within its consolidated statement of operations.  The Company recognized a gain of $10.2 million as a result of this transaction which has been recorded in Other Income on the Company’s consolidated statement of operations during the third quarter of the year ended December 31, 2016.

5. Gains on Sale of Trademarks, Net

The following table details transactions comprising gains on sale of trademarks, net in the condensed consolidated income statements:

	Three Months Ended March 31,
	2017	2016
Interest in BBC and Ice Cream brands(1)	$—	$(593)
Badgley Mischka intellectual property and related assets(2)	—	11,562
Net gains on sale of trademarks	$—	$10,969

(1)	In January 2016, the Company sold its interest in the BBC and Ice Cream brands for $3.5 million in cash. The Company recognized a loss of $0.6 million as a result of this transaction.
(2)

In February 2016, the Company sold its rights to the Badgley Mischka intellectual property and related assets to Titan Industries, Inc. in partnership with the founders, Mark Badgley and James Mischka, and the apparel licensee MJCLK LLC for $13.8 million in cash.  The Company recognized a gain of $11.6 million as a result of this transaction.  The $11.6 million gain represented the sale of the Badgley Mischka intellectual property and related assets within the United States, Greater China, Israel and Latin American territories.  The Badgley Mischka intellectual property and related assets within other foreign territories which is owned by certain of the Company’s joint venture entities and requires the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners will be sold in future periods.

There were no gains on sale of trademarks in the Current Quarter.

6. Fair Value Measurements

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

Hedge Instruments

From time to time, the Company may purchase hedge instruments to mitigate income statement risk and cash flow risk of revenue and receivables. As of March 31, 2017, the Company had no hedge instruments other than the 1.50% Convertible Note Hedges (see Note 7).

Financial Instruments

As of March 31, 2017 and December 31, 2016, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our cost method investments is not readily determinable and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these cost method investments as of March 31, 2017 or December 31, 2016. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion(1)	$1,159,627	$1,135,169	$1,254,160	$1,228,324

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

Additionally, the fair value of the available-for-sale securities acquired as part of the 2015 purchase of our joint venture partners’ interest in Iconix China were $1.3 million and $1.9 million as of March 31, 2017 and December 31, 2016, respectively, with the change in fair value of $0.6 million recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet during the Current Quarter.

Financial instruments expose the Company to counterparty credit risk for nonperformance and to market risk for changes in interest. The Company manages exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor the amount of credit exposure. The Company’s financial instrument counterparties are investment or commercial banks with significant experience with such instruments as well as certain of our joint venture partners – see Note 4.

During the Current Quarter, management assessed the consummation of the Entertainment segment sale and as a result, the Company determined that the prepayment premium of $15.7 million related to the Senior Secured Term Loan was a derivative liability in accordance with ASC 815 and thus was recorded at fair value utilizing a probability factor of 100% for the consummation of the sale.   The amount has been recorded on the Company’s condensed consolidated balance sheet as of March 31, 2017 within accounts payable and accrued expenses and has been allocated to discontinued operations within the Company’s condensed consolidated statement of operations for the Current Quarter.

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

7. Debt Arrangements

The Company’s debt obligations consist of the following:

	March 31, 2017	December 31, 2016
Senior Secured Notes	$599,845	$651,784
1.50% Convertible Notes(1)	281,002	277,518
Variable Funding Note	100,000	100,000
Senior Secured Term Loan, net of original issue discount	195,123	244,906
Unamortized debt issuance costs	(16,343)	(20,048)
Total debt	1,159,627	1,254,160
Less current maturities	453,464	160,435
Total long-term debt	$706,163	$1,093,725

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

In January 2017, in connection with the sale of the Sharper Image intellectual property and related assets, the Company made a mandatory principal prepayment on its Senior Secured Notes of $36.7 million.  The Company wrote off a pro-rata portion of the Senior Secured Notes’ deferred financing costs of $1.0 million.  As a result of this transaction, the Company recognized a loss on extinguishment of debt of $0.5 million which has been recorded on the Company’s consolidated statement of operations.  Additionally, the quarterly principal payments on the 2012 Senior Secured Notes and 2013 Senior Secured Notes were reduced to $9.9 million and $4.5 million, respectively.

As of March 31, 2017 and December 31, 2016, the total principal balance of the Notes was $700.0 million and $751.8 million, respectively, of which $57.7 million and $95.3 million, respectively, was included in the current portion of long-term debt. As of March 31, 2017 and December 31, 2016, $54.0 million and $112.4 million, respectively, is included in restricted cash on the unaudited condensed consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For each of the Current Quarter and Prior Year Quarter, cash interest expense relating to the Notes was approximately $8.1 million and $8.5 million, respectively.

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

Pursuant to guidance issued under ASC 815- “Derivatives and Hedging” (“ASC 815”), the 1.50% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 1.50% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.50% Convertible Notes and the 1.50% Convertible Notes Hedges and Sold Warrants defined and discussed below on earnings per share, see Note 9.

As of March 31, 2017 and December 31, 2016, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $281.0 million and $277.5 million, respectively, and is reflected on the condensed consolidated balance sheets as follows:

	March 31, 2017	December 31, 2016
Equity component carrying amount	$48,767	$48,767
Unamortized discount	14,048	17,531
Net debt carrying amount	281,002	277,518

During FY 2016, the Company repurchased $104.9 million par value (of which $51.7 million and $53.2 million were purchased in June 2016 and July 2016, respectively) of the 1.50% Convertible Notes with a combination of $36.7 million in cash  (including interest and trading fees) and the issuance of approximately 7.4 million shares of the Company’s common stock.  The Company accounted for this transaction in accordance with ASC 470-20 resulting in the recognition of a $9.6 million gain which was included in loss on extinguishment of debt, net in the Company’s condensed consolidated statement of operations for the year ended December 31, 2016, and a reacquisition of approximately $1.2 million of the embedded conversion option recorded within additional paid in capital on the Company’s condensed consolidated balance sheet.

For the Current Quarter and Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.2 million and $3.9 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Quarter and Prior Year Quarter, cash interest expense relating to the 1.50% Convertible Notes was approximately $1.1 million and $1.5 million, respectively.

The 1.50% Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of March 31, 2017 and December 31, 2016, the balance of deferred income tax assets related to this transaction was approximately $4.5 million and $5.6 million, respectively.

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

The Company has evaluated the impact of adopting guidance issued under ASC 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through March 31, 2017, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

In December 2016, as a result of the sale of the Sharper Image intellectual property and related assets and in accordance with the Credit Agreement, the Company was required to make a mandatory principal prepayment of $28.7 million and satisfy a corresponding prepayment premium payment of $4.3 million.  The Company wrote off a pro-rata portion of the Senior Secured Term Loan’s original issue discount and deferred financing costs of $2.1 million and $1.0 million, respectively.  As a result of this transaction, the Company recognized a loss on extinguishment of debt of $7.4 million in the Company’s consolidated statement of operations for the year ended December 31, 2016.

In January 2017, the Company made a voluntary prepayment and an additional mandatory prepayment of $23.0 million and $23.5 million, respectively, as well as corresponding prepayment premium payments of $3.4 million and $3.4 million, respectively.  As the Company was contractually obligated to pay the prepayment premium prior to December 31, 2016, the Company recorded the aggregate $6.8 million of prepayment premium payments in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2016, with a corresponding amount recorded in loss on extinguishment of debt on the Company’s consolidated statement of operations for FY 2016.  For each of the voluntary prepayment of $23.0 million and the mandatory prepayment of $23.5 million, the Company wrote off a pro-rata portion of the Senior Secured Term Loan’s original issue discount and deferred financing costs of $1.7 million and $0.8 million, respectively, which resulted in an aggregate loss on extinguishment of debt of $5.0 million recorded in the Company’s condensed consolidated statement of operations in the Current Quarter.

The Company recorded cash interest expense of approximately $6.3 million relating to the Senior Secured Term Loan for the Current Quarter as compared to none for the Prior Year Quarter.

Debt Maturities

As of March 31, 2017, the Company’s debt maturities on a calendar year basis are as follows:

	Total	April 1 through December 31, 2017	2018	2019	2020	2021	Thereafter
Senior Secured Notes	$599,845	$43,264	$57,685	$57,685	$57,685	$57,685	$325,841
1.50% Convertible Notes(1)	$281,002	—	281,002	—	—	—	—
Variable Funding Notes	$100,000	—	100,000	—	—	—	—
Senior Secured Term Loan(2)	$195,123	11,250	15,000	15,000	15,000	138,873	—
Total	$1,175,970	$54,514	$453,687	$72,685	$72,685	$196,558	$325,841

(1)

Reflects the net debt carrying amount of the 1.50% Convertible Notes in the unaudited condensed consolidated balance sheet as of March 31, 2017, in accordance with accounting for convertible notes. After taking into effect the $104.9 million of repurchases of the 1.50% Convertible Notes as discussed above, the remaining principal amount owed to the holders of the 1.50% Convertible Notes is $295.1 million.

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the unaudited condensed consolidated balance sheet as of March 31, 2017. The actual principal outstanding balance of the Senior Secured Term Loan is $209.7 million as of March 31, 2017.

8. Stockholders’ Equity

Stock Repurchase Program

The following table illustrates the activity under the Company’s stock repurchase programs, in the aggregate, for the Current Quarter, FY 2016, FY 2015, FY 2014, FY 2013, FY 2012 and FY 2011:

	# of shares repurchased as part of stock repurchase programs	Cost of shares repurchased (in 000’s)	Weighted Average Price
Q1 2017	—	$—	$—
FY 2016	—	$—	$—
FY 2015	360,000	12,391	34.42
FY 2014	4,994,578	193,434	38.73
FY 2013	15,812,566	436,419	27.60
FY 2012	7,185,257	125,341	17.44
FY 2011	1,150,000	19,138	16.64
Total, FY 2011 through March 31, 2017	29,502,401	$786,723	$26.67

As of March 31, 2017, $500.0 million remained available for repurchase under the February 2014 Program, of which is further described in Part II, Item 2 of this Form 10-Q.

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

2016 Omnibus Incentive Plan

On November 4, 2016, the Company’s stockholders approved the Company’s 2016 Omnibus Incentive Plan (“2016 Plan”).  The 2016 Plan replaced and superseded the Amended and Restated 2009 Plan.  Under the 2016 Plan, all employees, directors, officers, consultants and advisors of the Company, including those of the Company’s subsidiaries, are eligible to be granted common stock, options or other stock-based awards.  At inception, there were 2.4 million shares of the Company’s common stock available for issuance under the 2016 Plan.

Shares Reserved for Issuance

At March 31, 2017, there were 1,100,518 common shares available for issuance under the 2016 Plan.  At March 31, 2017, there were no common shares available for issuance under any previous Company plan.

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

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes) and performance related options activity, and related information for the Current Quarter are as follows:

Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	20,000	$12.29
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at March 31, 2017	20,000	$12.29
Exercisable at March 31, 2017	20,000	$12.29

Warrants	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2017	20,000	$6.64
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at March 31, 2017	20,000	$6.64
Exercisable at March 31, 2017	20,000	$6.64

The weighted average contractual term (in years) of options outstanding and exercisable and warrants outstanding and exercisable as of March 31, 2017 was 2.26 and 1.51, respectively.

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

The following table summarize information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2017	2,416,900	$16.07
Granted	437,486	8.33
Vested	(183,526)	7.32
Forfeited/Canceled	(93,075)	6.53
Non-vested, March 31, 2017	2,577,785	$15.72

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

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was approximately $1.7 million (including approximately $0.4 million related to retention stock discussed below) and $2.0 million, respectively.  Excluding the compensation expense related to the performance-based restricted stock awards which are tied to achievement of certain performance metrics of the Company, an additional amount of $8.0 million of expense related to time-based restricted shares is expected to be expensed evenly over a period of approximately three years.  During the Current Quarter and Prior Year Quarter, the Company repurchased shares valued at approximately $0.9 million and less than $0.1 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.

Retention Stock

On January 7, 2016, the Company awarded to certain employees a retention stock grant of approximately 1.3 million shares in the aggregate with a then current value of approximately $7.5 million.  The awards cliff vest in three years based on the Company’s total shareholder return measured against a peer group as described in the Company’s Form 10-K/A filed on April 29, 2016.  The measurement period began on the grant date and the beginning measurement amount was calculated based on the 20 day average closing stock price leading up to the grant date.  The measurement period ends on December 31, 2018 and the ending measurement amount is based on the 20 day average closing stock price leading up to December 31, 2018.  The award will vest on a scaled pay out based on the Company’s total shareholder return versus the peer group.

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

Short-term Shareholder Rights Plan

On January 27, 2016, the Company announced that its Board of Directors adopted a short-term shareholder rights plan (the “Rights Plan”).  The Board of Directors adopted the Rights Plan in light of activity in the Company’s shares occurring prior to the adoption of the Rights Plan, including the accumulation of meaningful positions by holders of derivatives securities, and what the Iconix Board of Directors and management believed was a currently depressed share price for the Company’s common stock.  The Rights Plan expired following the 2016 annual meeting of shareholders.  The Rights Plan had no impact on the Company’s financial reporting for the three months ended March 31, 2017 and will not impact any future periods.

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

On March 7, 2017, the Company approved a new plan for long-term incentive compensation (the “2017 LTIP”) for certain employees and granted equity awards under the 2017 LTIP in the aggregate amount of 871,011 shares with a then current value of $6.6 million.  For each grantee, 33% of the award was in the form of RSUs and 67% of the award was in the form of target level PSUs.  The material terms of the PSUs and RSUs are substantially similar to those set forth in the 2016 LTIP.  Specifically, the RSUs vest one third annually on each of March 30, 2018, March 30, 2019 and March 30, 2020.  The PSUs vest based on performance metrics approved by the Compensation Committee, which, for the performance period commencing January 1, 2017 and ending on December 31, 2019, are based on the Company’s achievement of an aggregate adjusted operating income performance target as set forth in the applicable award agreements, and continued employment through December 31, 2019.

9. Earnings Per Share

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, less than 0.1 million were anti-dilutive, as compared to approximately 0.7 million shares that were anti-dilutive for the Prior Year Quarter.

For the Current Quarter, less than 0.1 million shares of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive as compared to 0.4 million shares of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive in the Prior Year Quarter.

For the Current Quarter and Prior Year Quarter, warrants issued in connection with the Company’s 1.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Basic	56,964	48,509
Effect of exercise of stock options	—	2
Effect of assumed vesting of restricted stock	—	1,816
Diluted	56,964	50,327

In accordance with ASC 480, the Company considers its redeemable non-controlling interest in its computation of earnings per share.   For the Current Quarter, adjustments to the Company’s redeemable non-controlling interest had an impact on the Company’s earnings per share calculation as follows:

Three Months Ended
March 31, 2017

Net income from continuing operations attributable to Iconix Brand Group, Inc.	$4,402
Accretion of redeemable non-controlling interest	(1,026)
Net income attributable to Iconix Brand Group, Inc. after accretion of redeemable non-controlling interest	3,376

Net income (loss) from discontinued operations attributable to Iconix Brand Group, Inc.	(8,682)

Net income (loss) attributable to Iconix Brand Group, Inc.	$(5,306)

Earnings per share - basic:
Continuing operations	$0.06
Discontinued operations	$(0.15)
Earnings per share - basic	$(0.09)

Earnings per share - diluted:
Continuing operations	$0.06
Discontinued operations	$(0.15)
Earnings per share - diluted	$(0.09)
Weighted average number of common shares outstanding:
Basic	56,964
Diluted	56,964

For the Prior Year Quarter, adjustments to the Company’s redeemable non-controlling interest had no impact on the Company’s earnings per share calculation.

See Note 7 for discussion of hedges related to our convertible notes.

10. Contingencies

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

In March 2017, Premier Goal Club LLC (Premier) and Balanced Tech Corp. (Balanced Tech), two licensees of the Umbro trademark, commenced an action captioned Premier Goal Club LLC and Balanced Tech Corp. v. Umbro IP Holdings LLC, Index No. 651299/2017 in New York State Supreme Court, New York County against Umbro IP Holdings LLC , a subsidiary of the Company, seeking over $89 million in damages. Among other claims, Premier and Balanced Tech allege anticipatory repudiation of their license agreements, breach of one of the license agreements and breach of the implied duty of good faith and fair dealing in connection with one of the license agreements. The Company is vigorously defending the claims and has asserted counterclaims.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

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

11. Related Party Transactions

For the Current Quarter, the Company paid less than $0.1 million to Galore Media, Inc. in relation to certain marketing services to promote the Company’s brands and for the rights to certain warrants of Galore Media, Inc. as compared to none during the Prior Year Quarter. The Company owns a minority interest in Galore Media, Inc. as discussed in Note 4.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

During the Prior Year Quarter, the Company incurred less than $0.1 million per year in consulting fees in connection with a consulting arrangement entered into with Mark Friedman, a member of the Company’s Board of Directors, relating to the provision by Mr. Friedman of investor relations services.  Such consulting agreement was terminated on May 3, 2016.  There were no such consulting fees incurred during the Current Quarter.

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  For the Current Quarter and Prior Year Quarter, the Company recognized the following royalty revenue amounts:

	Three Months Ended March 31,
	2017	2016
Joint Venture Partner
Global Brands Group Asia Limited (1)	$3,238	$815
Buffalo International ULC	690	3,438
Rise Partners, LLC / Top On International Group Limited	335	496
M.G.S. Sports Trading Limited	92	141
Pac Brands USA, Inc.	33	140
NGO, LLC	—	300
Albion Equity Partners LLC / GL Damek	466	412
MHMC(2)	450	292
	$5,304	$6,034

(1)

Global Brands Group Asia Limited also serves as agent to Peanuts Worldwide in respect of the Greater China Territory for Peanuts brands.  For the Current Quarter and Prior Year Quarter, Global Brands Group Asia Limited earned fees of approximately $0.8 million and $0.7 million, respectively, in its capacity as agent to Peanuts Worldwide.

(2)

MHMC became a related party to the Company in July 2016 upon consummation of an agreement between a Company subsidiary and MHMC to sell to MHMC up to an aggregate 50% ownership interest in Umbro China.  Refer to Note 4 for further details.

12. Income Taxes

The Company computes its expected annual effective income tax rates in accordance with ASC 740 and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual pre-tax income; changes to actual or forecasted permanent book to tax differences; impacts from tax audits with state, federal or foreign tax authorities; impacts from tax law changes; or change in judgment as to the realizability of deferred tax assets. The Company identifies items which are not normal and are non-recurring in nature and treats these as discrete events. The tax effect of discrete items is recorded in the quarter in which the discrete events occur. Due to the volatility of these factors, the Company's consolidated effective income tax rate can change significantly on a quarterly basis.

With the exception of the Buffalo brand joint venture, Iconix Middle East joint venture, Diamond Icon joint venture and Umbro China joint venture, the Company is not responsible for the income taxes related to the non-controlling interest’s share of the joint venture’s earnings.  Therefore, the tax liability associated with the non-controlling interest share of the joint venture’s earnings is not reported in the Company’s income tax expense, despite the joint venture’s entire income being consolidated in the Company’s reported income before income tax expense.  As such, the joint venture’s earnings have the effect of lowering our effective tax rate.  This effect is more pronounced in periods in which joint venture earnings are higher relative to our other earnings.  Since the Buffalo brand joint venture is a taxable entity in Canada, the Iconix Middle East joint venture and Diamond Icon joint venture are taxable entities in the United Kingdom and the Umbro China joint venture is a taxable entity in Hong Kong, the Company is required to report its tax liability, including taxes attributable to the non-controlling interest, in its statement of operations.  All other consolidated joint ventures are partnerships and treated as pass-through entities not subject to taxation in their local tax jurisdiction, and therefore the Company includes only the tax attributable to its proportionate share of income from the joint venture in income tax expense.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state and local, and foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes.  In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions. The Company recognized interest expense related to uncertain tax positions of $0.9 million in the Current Quarter as compared to less than $0.1 million during the Prior Year Quarter.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company’s consolidated effective tax rate from continuing operations was 46.1% and 33.4% for the Current Quarter and Prior Year Quarter, respectively.  The increase in the effective tax rate for the Current Quarter effective tax rate as compared to the Prior Year Quarter is primarily a result of the change in estimate related to the potential outcome of certain state and local income tax audits.  The Company expensed approximately $2.0 million as a discrete item in the Current Quarter related to this item.

During the Prior Year Quarter, the Company early adopted the guidance under ASU 2015-17, on a retrospective basis, concerning simplified presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified balance sheet.

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

13. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the Current Quarter and Prior Year Quarter:

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2016	$(67,735)	$(2,693)	$(70,428)
Changes before reclassifications	2,630	(571)	2,059
Amounts reclassified from accumulated other comprehensive income	—	—	—
Current period other comprehensive income	2,630	(571)	2,059
Balance at March 31, 2017	$(65,105)	$(3,264)	$(68,369)

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2015	$(60,190)	$(703)	$(60,893)
Changes before reclassifications	12,541	(2,037)	10,504
Amounts reclassified from accumulated other comprehensive income	—	—	—
Current period other comprehensive income	12,541	(2,037)	10,504
Balance at March 31, 2016	$(47,649)	$(2,740)	$(50,389)

14. Segment and Geographic Data

The Company identifies its operating segments for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer, the Company’s chief operating decision maker, in deciding how to allocate resources and in assessing performance.  As of October 1, 2016, the Company has disclosed the following operating segments:  men’s, women’s, home, entertainment, and international.  The Company updated its Prior Year Quarter segment data to conform to the new reportable operating segments.  Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported.

During the Current Quarter, we have classified the results of our Entertainment operating segment as discontinued operations in our condensed consolidated statement of operations for all periods presented.  See Note 2 in Notes to Consolidated Financial Statements for further details.

The geographic regions consist of the United States, Japan and Other (which principally represent Latin America and Europe). Revenues attributable to each region are based on the location in which licensees are located and where they principally do business.

Reportable data for the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2017	2016
Licensing revenue:
Women's	$28,143	$32,063
Men's	10,193	12,715
Home	7,336	8,664
International	13,050	14,234
	$58,722	$67,676
Operating income (loss):
Women's	$26,281	$29,715
Men's	5,944	7,648
Home	6,625	7,622
International	5,520	6,875
Corporate	(10,760)	(5,587)
	$33,610	$46,273
Licensing revenue by license type:
Direct-to-retail license	$34,538	$40,415
Wholesale licenses	24,155	27,261
Other licenses	29	—
	$58,722	$67,676
Licensing revenue by geographic region:
United States	$44,618	$51,862
Other (1)	14,104	15,814
	$58,722	$67,676

(1)	No single country represented 10% of the Company’s revenues within “Other” in this table for the periods presented.

15. Other Assets- Current and Long-Term

Other Assets - Current

	March 31, 2017	December 31, 2016
Other assets- current consisted of the following:
Notes receivables on sale of trademarks (1)	$3,202	$3,202
Note receivable in connection with Strawberry Shortcake acquisition(2)	—	1,240
Note receivable in connection with acquisition of interest in Buffalo brand	2,515	2,515
Prepaid advertising	4,509	3,322
Prepaid expenses	866	877
Deferred charges	193	193
Prepaid taxes	15,292	15,136
Prepaid insurance	1,007	18
Due from related parties	3,676	3,600
Other current assets	1,604	1,573
Other current assets	$32,864	$31,676

(1)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the condensed consolidated balance sheet.  Refer to Note 4 for further details.

(2)

The Note receivable in connection with Strawberry Shortcake acquisition represented amounts due from AG in respect of non-compete payments pursuant to a License Agreement entered into with AG simultaneously with the closing of the transaction.  This Note receivable was fully paid during the Current Quarter.

Other Assets – Long Term

	March 31,	December 31,
	2017	2016
Other noncurrent assets consisted of the following:
Notes receivable on sale of trademarks (1)	1,737	1,677
Prepaid Interest	7,546	8,061
Deposits	616	613
Other noncurrent assets	141	368
Other noncurrent assets	$10,040	$10,719

(1)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the condensed consolidated balance sheet.  Refer to Note 4 for further details.

16. Other Liabilities – Current

As of March 31, 2017 and December 31, 2016, other current liabilities included amounts of $0.7 million and $1.3 million, respectively, due to certain joint ventures that are not consolidated with the Company.

17. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company located in Luxembourg, is the Euro.  However the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and the Prior Year Quarter, the Company recorded a $0.4 million currency translation loss and a $0.6 million currency translation loss, respectively, that is included in the condensed consolidated statements of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and the Prior Year Quarter, we recognized as a component of our comprehensive income, a foreign currency translation gain of $2.6 million and foreign currency translation gain of $12.5 million, respectively, due to changes in foreign exchange rates during the Current Quarter and the Prior Year Quarter, respectively.

18. Accounting Pronouncements

Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company’s leases are considered operating leases and are not capitalized under ASC 840.  Under ASC 842, the majority of these leases will qualify for capitalization and will result in the recognition of lease assets and lease liabilities once the new standard is adopted.  The Company is in the process of reviewing lease contracts to determine the impact of adopting ASC 2016-02.

In March 2016, the FASB issued ASU No. 2016-06, “Contingent Put and Call Options in Debt Instruments” which clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASU paragraph 815-15-25-24.  Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related.  For instruments that are eligible for the fair value option, an entity has a one-time option to irrevocably elect to measure the debt instrument affected by the ASU in its entirety at fair value with changes in fair value recognized in earnings.  The Company adopted the new standard in FY 2017 which did not have a material impact to our financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Simplifying the Transition to the Equity Method of Accounting”, which requires an investor to apply the equity method of accounting only from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee.  This ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting.  The Company adopted the new standard in FY 2017 which did not have a material impact to our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which introduces targeted amendments intended to simplify the accounting for stock compensation.  The ASU was issued as part of the FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions.  The ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classifications for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classifications.  Effective January 1, 2017, the Company adopted the new standard resulting in the Company prospectively recording income tax benefits and deficiencies with respect to stock-based compensation as income tax expense or benefit in the income statement for periods beginning after January 1, 2017. During the Current Quarter, a $0.1 million expense is recorded in our income tax expense line in our condensed consolidated statement of operations.  Additionally, the Company retrospectively presents excess tax benefits from share-based payment arrangements within other income tax cash flows as an operating activity on the Company’s consolidated statement of cash flows and the Company has made an accounting policy election to account for forfeitures when they occur.

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

In October 2016, the FASB issued ASU No. 2016-17, “Consolidations (Topic 810) – Interests Held through Related Parties that are under Common Control”, which amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.  The Company adopted the new standard in FY 2017 which did not have a material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.”  The primary purpose of this ASU is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.  This ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted in any interim or annual period.  The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements, however, it does not anticipate that the new guidance will have a significant impact on its consolidated financial statements.

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

19. Other Matters

During the Current Quarter and the Prior Year Quarter, the Company included in its selling, general and administrative expenses approximately $2.2 million and $5.5 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation and the class action and derivative litigations.  As previously disclosed, on November 4, 2016, the Company received a letter from the Staff of the U.S. Securities and Exchange Commission – Division of Corporate Finance, formally communicating that the Staff has completed its ongoing review of the Company’s Forms 10-K for the years ended December 31, 2013 through 2015.

20. Subsequent Events

On May 9, 2017, the Company signed a definitive agreement to sell the businesses underlying the Entertainment segment for $345 million in cash, subject to a customary working capital adjustment.  Subject to customary closing conditions, we expect to close this transaction between the end of the second quarter and the beginning of the third quarter of the year ending December 31, 2017.  As a result of this sale transaction, the Company is required to make mandatory principal prepayments on its Senior Secured Notes and its Senior Secured Term Loan of approximately $152.2 million and $135.3 million, respectively.  Additionally, the Company is required to pay a principal prepayment premium of $15.7 million in accordance with the terms of its Senior Secured Term Loan.  The Company accounted for this principal prepayment premium as a derivative liability as of March 31, 2017 and recorded this amount on its condensed consolidated balance sheet as of March 31, 2017 within accounts payable and accrued expenses.  This amount was allocated to discontinued operations on the Company’s condensed consolidated statement of operations for the Current Quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary. Iconix Brand Group is a brand management company and owner of a diversified portfolio of over 30 global consumer brands across women’s, men’s and home industry segments.  Additionally, the Company owns and operates an entertainment segment which for the Current Quarter and as of March 31, 2017 is included in our discontinued operations and assets held for sale in the Company’s unaudited condensed consolidated statement of operations and balance sheet, respectively, pursuant to a definitive agreement dated May 9, 2017 to sell the businesses underlying the entertainment segment (see Note 20 of Notes to Unaudited Condensed Consolidated Financial Statements).  The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

As of March 31, 2017, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer  ® , Rampage  ® , Mudd  ® , London Fog  ® , Mossimo  ® , Ocean Pacific/OP  ® , Danskin /Danskin Now ® , Rocawear  ®  /Roc Nation  ® , Artful Dodger  ® , Cannon  ® , Royal Velvet  ® , Fieldcrest  ® , Charisma  ® , Starter  ® , Waverly  ® , Ecko Unltd  ®  /Mark Ecko Cut & Sew ® , Zoo York  ® , Umbro  ®  , Lee Cooper  ®  and Strawberry Shortcake  ® ; and interests in Material Girl  ® , Peanuts  ® , Ed Hardy  ® , Truth or Dare  ® , Modern Amusement  ® , Buffalo  ® , Nick Graham  ® , Hydraulic ®  and Pony ® .

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

Globally, the Company has over 75 DTR licenses (or over 50 DTR licenses excluding the Entertainment segment) and more than 1,450 total licenses (or over 400 total licenses excluding the Entertainment segment).  Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and without inventory, production or distribution costs or risks, and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows.  As of April 1, 2017, the Company had over $670 million (or over $570 million excluding the Entertainment segment) of aggregate guaranteed royalty revenue over the terms of the Company’s existing contracts excluding renewals.

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

During the Current Quarter, our Board of Directors approved a plan to sell the businesses underlying the Entertainment operating segment.  As a result, we have classified the results of our Entertainment segment as discontinued operations in our condensed consolidated statement of operations for all periods presented.  Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet.  On May 9, 2017, we signed a definitive agreement to sell these businesses and, subject to customary closing conditions, we expect to close this transaction between the end of the second quarter and the beginning of the third quarter of FY 2017.

The Company identifies its operating segments for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance, according to how business activities are managed and evaluated.  As of October 1, 2016, the Company has disclosed the following operating segments:  men’s, women’s, home, entertainment, and international.  The Company updated its Prior Year Quarter segment data to conform to the new reportable operating segments.  During the Current Quarter, we have classified the results of our Entertainment operating segment as discontinued operations in our condensed consolidated statement of operations for all periods presented.  See Note 2 in Notes to Consolidated Financial Statements for further details.

Therefore, the Company has disclosed these reportable segments for the periods shown below.

	Three Months Ended March 31,
	2017	2016
Licensing revenue:
Women's	$28,143	$32,063
Men's	10,193	12,715
Home	7,336	8,664
International	13,050	14,234
	$58,722	$67,676
Operating income (loss):
Women's	$26,281	$29,715
Men's	5,944	7,648
Home	6,625	7,622
International	5,520	6,875
Corporate	(10,760)	(5,587)
	$33,610	$46,273

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total licensing revenue for the Current Quarter was $58.7 million, a 13% decrease as compared to $67.7 million for the Prior Year Quarter. Total licensing revenue was negatively impacted by approximately $1.6 million due to the sale of the Sharper Image and Badgley Mischka brands. Excluding Sharper Image and Badgley Mischka, licensing revenue was down 11%. The women’s segment decreased 12% from $32.1 million in the Prior Year Quarter to $28.1 million in the Current Quarter due to the sale of the Badgley Mischka brand and a decrease in licensing revenue from our Mossimo and Danskin brands. The men’s segment decreased 20% from $12.7 million in the Prior Year Quarter to $10.2 million in the Current Quarter mainly due to weakness in our Starter brands. The home segment decreased 15% from $8.7 million in the Prior Year Quarter to $7.3 million in the Current Quarter mainly due to the sale of the Sharper Image brand. Excluding Sharper Image, the home segment increased 1%, mainly due to strength from our Fieldcrest brand. The international segment decreased 8% from $14.2 million in the Prior Year Quarter to $13.1 million in the Current Quarter, mainly due to a decrease in our business in Latin America and Canada somewhat offset by an increase in China and Brazil.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $25.4 million for the Current Quarter as compared to $32.6 million for the Prior Year Quarter, a decrease of $7.2 million or 22%. SG&A from the women’s segment decreased 11% from $3.0 million in the Prior Year Quarter to $2.7 million in the Current Quarter mainly due to a $0.4 million decrease in accounts receivables reserves and write-offs. SG&A from the men’s segment decreased 11% from $4.6 million in the Prior Year Quarter to $4.1 million in the Current Quarter primarily due to a $0.6 million decrease in accounts receivables reserves and write-offs. SG&A from the home segment decreased 32% from $1.0 million in the Prior Year Quarter to $0.7 million in the Current Quarter mainly due to a $0.3 million decrease in advertising costs. SG&A from the international segment increased 2% from $7.4 million in the Prior Year Quarter to $7.5 million in the Current Quarter mainly due to a $0.3 million increase in accounts receivables reserves and write-offs. Corporate SG&A decreased 37% from $16.6 million in the Prior Year Quarter to $10.4 million primarily due to (i) a decrease of $4.1 million in compensation costs, mainly related to a $1.9 million cash payment paid to Mr. Haugh upon commencement of his employment with the Company in accordance with his employment agreement in the Prior Year Quarter and (ii) a $2.0 million decrease in professional fees in the Current Quarter.

Depreciation and Amortization. Depreciation and amortization was $0.7 million for the Current Quarter, compared to $1.0 million in the Prior Year Quarter. The decrease was mainly due to $0.3 million lower amortization costs related to the Artful Dodger brand.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was zero for the Current Quarter, compared to a gain of $11.0 million in the Prior Year Quarter as the Company did not sell any trademarks in the Current Quarter as compared to our sale of the Badgley Mischka brand in the Prior Year Quarter.

Operating Income. Total operating income for the Current Quarter decreased to $33.6 million, or approximately 57% of total revenue, compared to approximately $46.3 million or approximately 68% of total revenue in the Prior Year Quarter. Operating income from the women’s segment was $26.3 million in the Current Quarter compared to $29.7 million in the Prior Year Quarter. Operating income from the men’s operating segment was $5.9 million in the Current Quarter compared to $7.6 million in the Prior Year Quarter. Operating income from the home segment was $6.6 million in the Current Quarter compared to $7.6 million in the Prior Year Quarter. Operating income from the international segment was $5.5 million in the Current Quarter compared to $6.9 million in the Prior Year Quarter. Corporate operating loss was $10.8 million in the Current Quarter compared to operating loss of $5.6 million in the Prior Year Quarter.

Other Expenses-Net. Other expenses- net were approximately $20.8 million for the Current Quarter as compared to $19.8 million for the Prior Year Quarter, an increase of $1.1 million. The increase was primarily related to the $5.5 million loss on extinguishment of debt, which was primarily related to the pay down of principal related to the $300 million Senior Secured Loan, offset by a decrease of $4.5 million in interest expense.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 46.1% resulting in a $5.9 million income tax expense, as compared to an effective income tax rate of 33.4% in the Prior Year Quarter which resulted in the $8.8 million income tax expense.  The decrease in income tax expense is a result of lower pretax income in the Current Quarter as compared with the Prior Year Quarter partially offset by a higher effective tax rate in the Current Quarter as compared with the Prior Year Quarter.  The increase in our effective tax rate primarily relates to a charge of approximately $2.0 million resulting from an increase in our liability for unrecognized tax benefits associated with current negotiations with certain local tax authorities partially offset by the higher mix of income in 2017 being in lower taxed jurisdictions compared to 2016.

Net Income from Continuing Operations. Our net income from continuing operations was approximately $6.9 million in the Current Quarter, compared to net income of approximately $17.7 million in the Prior Year Quarter, as a result of the factors discussed above.

Discontinued Operations.  During the Current Quarter, our Board of Directors approved a plan to sell the businesses underlying the Entertainment segment.  As a result, we have classified the results of our Entertainment segment as discontinued operations in our condensed consolidated statement of operations for all periods presented.  Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheets.  On May 9, 2017, we signed a definitive agreement to sell these businesses and, subject to customary closing conditions, we expect to close this transaction between the end of the second quarter and the beginning of the third quarter of the year ending December 31, 2017.  See Note 2 to our condensed consolidated financial statements included in this report.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At March 31, 2017 and December 31, 2016, our cash totaled $109.4 million and $137.1 million, respectively, not including short-term restricted cash of $98.7 million and $177.3 million, respectively.  Our short term restricted cash primarily consists of collection and investment accounts related to our Senior Secured Term Loan and our Senior Secured Notes.  In addition, as of March 31, 2017, approximately $71.4 million, or 32%, of our total cash (including restricted cash) was held in foreign subsidiaries.  Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations.  Cash held in these foreign subsidiaries is otherwise considered unrestricted and available for use outside the U.S.

We believe that cash from future operations, our currently available cash and capacity for additional financings under our Senior Secured Notes facility (to the extent available) will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including early redemptions by our 1.50% Convertible Notes’ holders in the event circumstances allow for early redemptions. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 7 of Notes to the Unaudited Condensed Consolidated Financial Statements for a description of certain prior financings consummated by us.

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

Changes in Working Capital

At March 31, 2017 and December 31, 2016 the working capital ratio (current assets to current liabilities) was 1.12 to 1 and 2.75 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased $21.5 million from $32.1 million in the Prior Year Quarter to $10.5 million in the Current Quarter due primarily to a decrease of net income from continuing operations of $10.8 million from $17.7 million in the Prior Year Quarter to $6.9 million in the Current Quarter as well as adjustments for income from discontinued operations of $5.5 million in the Prior Year Quarter to loss from discontinued operations of $7.4 million in the Current Quarter.  The change in the non-cash adjustments is primarily as a result of the non-cash gain of $11.6 million related to the sale of the Badgley Mischka in the Prior Year Quarter of which there was no comparable gain on sale of trademarks in the Current Quarter.  This was offset by a decrease in amortization of convertible note discount from $8.0 million in the Prior Year Quarter to $4.3 million in the Current Quarter and the loss on extinguishment of debt of $5.5 million in the Current Quarter of which there was no comparable loss on extinguishment of debt in the Prior Year Quarter.   These non-cash adjustments are offset by cash used in working capital items of $12.2 million in the Current Quarter as compared to cash used in working capital items of $11.9 million in the Prior Year Quarter and a decrease in net cash from discontinued operations activities from cash provided by discontinued operations of $15.6 million in the Prior Quarter to cash used in discontinued operations of $1.4 million in the Current Quarter.

Investing Activities

Net cash provided by investing activities decreased approximately $22.9 million, from cash provided by investing activities of $22.2 million in the Prior Year Quarter to cash used in investing activities of $0.8 million in the Current Quarter. The decrease between both periods is primarily due to (i) proceeds from the sale of Badgley Mischka for $13.8 million in cash, (ii) proceeds from sale of the Company’s interest in the BBC and Ice Cream brands for $3.5 million in cash, (iii) proceeds from the note due from Buffalo International of $4.1 million in cash in the Prior Year Quarter of which there was no comparable amounts in the Current Quarter, as well as the acquisition of additional interest in Iconix MENA of $1.8 million in the Current Quarter in cash of which there was no comparable amount in the Prior Year Quarter.

Financing Activities

Net cash used in financing activities increased approximately $14.4 million, from cash used in financing activities of $20.5 million in the Prior Year Quarter to cash used in financing activities of $34.9 million in the Current Quarter. The increase between both periods is due to the payment of long-term debt of $105.9 million in cash as well as the corresponding make-whole premium payment of $6.8 million in the Current Quarter, offset by a decrease in payment of prepaid financing costs of $9.4 million from the Prior Year Quarter of which there was no comparable amount in the Current Quarter.

Other Matters

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used. Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its 2016 Annual Report on Form 10-K filed with the SEC on March 15, 2017.

Recent Accounting Pronouncements

See Note 18 of the notes to unaudited condensed consolidated financial statement for recent accounting pronouncements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in our Form 10-K for the fiscal year ended December 31, 2016 and other SEC filings. The words “believe,” “anticipate,” “expect,” “confident,” “project,” “provide,” “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In 2015 and 2016, material weaknesses were identified in certain of the Company’s review and other controls, which have been enumerated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Addressing the Material Weaknesses

The material weaknesses which existed at December 31, 2015 were remediated at December 31, 2016. However, management concluded at December 31, 2016, that certain management review controls related to our statement of cash flows and our intangible asset impairment testing were not adequate as the controls in place failed to detect certain material errors. In 2017, additional review procedures are being performed by the Senior Vice President-Finance and the Chief Financial Officer and certain additional control procedures have been adopted to mitigate these material weaknesses.

We are in the process of remediating the above weaknesses and testing the operating effectiveness of the new and existing controls. The material weaknesses cannot be considered completely addressed until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  As a result of the foregoing, the principal executive officer and the principal financial and accounting officer concluded that as of March 31, 2017, certain of the Company’s disclosure controls and procedures, including management review controls related to our statement of cash flows and our intangible asset impairment testing, were not effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2017, that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed above.

The foregoing has been approved by our management team, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

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

In March 2017, Premier Goal Club LLC (Premier) and Balanced Tech Corp. (Balanced Tech), two licensees of the Umbro trademark, commenced an action captioned Premier Goal Club LLC and Balanced Tech Corp. v. Umbro IP Holdings LLC, Index No. 651299/2017 in New York State Supreme Court, New York County against Umbro IP Holdings LLC , a subsidiary of the Company, seeking over $89 million in damages. Among other claims, Premier and Balanced Tech allege anticipatory repudiation of their license agreements, breach of one of the license agreements and breach of the implied duty of good faith and fair dealing in connection with one of the license agreements. The Company is vigorously defending the claims and has asserted counterclaims.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

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

See Note 10 of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2016, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to certain trademarks.

As of March 31, 2017, our consolidated balance sheet reflects debt of approximately $1,159.6 million (which is net of $16.3 million of debt issuance costs), including secured debt of $895.0 million under our Senior Secured Notes, Variable Funding Notes and Senior Secured Term Loan. In accordance with ASC 470, our 1.50% Convertible Notes are included in our $1,159.6 million of consolidated debt at a net debt carrying value of $281.0 million; however, the principal amount owed to the holders of our 1.50% Convertible Notes is $295.1 million (due March 2018). In addition, in March 2016, we entered into the Credit Agreement pursuant to which the lenders thereto are providing us a Senior Secured Term Loan which is scheduled to mature in 2021, the net cash proceeds of which were used to satisfy the Company’s outstanding obligations under the 2.50% Convertible Notes. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our debt obligations:

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

In addition, as of March 31, 2017, approximately $71.4 million, or 32%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

While we believe that by virtue of the cash on our balance sheet as of March 31, 2017, the proceeds of the Senior Secured Term Loan, and the guaranteed minimum and percentage royalty payments due to us under our licenses, we will generate sufficient revenue from our licensing operations to satisfy our obligations for the foreseeable future. In the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees, such that the loss of any of such licensees or their renewal on terms less favorable than today, could slow our growth plans, decrease our revenue and impair our cash flows.

Our licenses with Wal-Mart, Target, Kohl’s, Kmart/Sears and Global Brands Group represent, each in the aggregate, our five largest direct-to-retail licensees during the Current Quarter, representing approximately 19%, 15%, 9%, 7% and 5%, respectively, of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of March 31, 2017, goodwill represented approximately $171.3 million, or approximately 9% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,005.5 million, or approximately 53% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

Based on the results of the Company’s annual impairment testing during the fourth quarter for the year ended December 31, 2016, the Company determined that certain intangible assets across all operating segments were impaired.

There can be no assurance that any future downturn in the business of any of the Company’s segments will not result in a further write-down of goodwill or trademarks, which would either decrease the Company’s net income or increase the Company’s net loss, which may or may not have a material impact to the Company’s consolidated statement of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities in the Current Quarter.

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 - January 31	19,766	$10.41	—	$500,000,000
February 1 - February 28	41,687	$8.59	—	$500,000,000
March 1 - March 31	41,064	$7.47	—	$500,000,000
Total	102,517	$8.49	—	$500,000,000

(1)

On February 18, 2014, the Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock over a period that ended on February 18, 2017, herein referred to as the 2014 Program. The 2014 Program has now expired.

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

Iconix Brand Group, Inc.
(Registrant)

Date: May 10, 2017	/s/ John N. Haugh
John N. Haugh
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2017	/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)