Form 10-Q
period 2017-06-30
ICONIX BRAND GROUP, INC.
filed 2017-08-14
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

Common Stock, $.001 Par Value- 57,091,549 shares as of August 10, 2017.

EXPLANATORY NOTE

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q update and supersede the GAAP financial information provided in the Company’s Press Release dated August 9, 2017.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$108,865	$137,114
Restricted cash	204,170	177,269
Accounts receivable, net	61,260	64,376
Other assets – current	20,574	31,676
Current assets held for sale	—	302,342
Total Current Assets	394,869	712,777
Property and equipment:
Furniture, fixtures and equipment	21,359	20,508
Less: Accumulated depreciation	(14,672)	(13,827)
	6,687	6,681
Other Assets:
Other assets	9,932	10,719
Deferred income tax asset	881	884
Trademarks and other intangibles, net	990,482	1,003,895
Investments and joint ventures	115,364	99,309
Goodwill	167,759	171,250
	1,284,418	1,286,057
Total Assets	$1,685,974	$2,005,515
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$72,088	$60,401
Deferred revenue	7,501	8,399
Current portion of long-term debt	298,596	160,435
Other liabilities – current	8,134	1,311
Current liabilities held for sale	—	28,583
Total Current Liabilities	386,319	259,129
Deferred income tax liability	72,517	86,099
Other tax liabilities	1,078	5,243
Long-term debt, less current maturities	663,361	1,093,725
Other liabilities	9,551	9,946
Total Liabilities	1,132,826	1,454,142
Redeemable Non-Controlling Interest, net of installment payments due from non-controlling interest holders, redemption value of $31,172 and $60,665, respectively	31,172	56,729
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 90,003 and 89,717, respectively	90	89
Additional paid-in capital	1,038,966	1,033,729
Retained earnings	304,206	257,704
Accumulated other comprehensive loss	(56,552)	(70,428)
Less: Treasury stock – 32,803 and 32,680 shares at cost, respectively	(844,018)	(842,952)
Total Iconix Brand Group, Inc. Stockholders’ Equity	442,692	378,142
Non-Controlling Interest, net of installment payments due from non-controlling interest holders	79,284	116,502
Total Stockholders’ Equity	521,976	494,644
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$1,685,974	$2,005,515

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Licensing revenue	$61,647	$68,209	$120,370	$135,885
Selling, general and administrative expenses	26,802	29,506	52,192	62,107
Loss on termination of licenses	23,230	—	23,230	—
Depreciation and amortization	571	895	1,223	1,860
Equity earnings on joint ventures	(1,059)	(1,363)	(1,992)	(2,556)
Gain on deconsolidation of joint venture	(3,772)	—	(3,772)	—
Gain (loss) on sale of trademarks	—	1,125	—	(9,844)
Operating income	15,875	38,046	49,489	84,318
Other expenses (income):
Interest expense	14,130	21,890	28,876	41,417
Interest income	(141)	(193)	(267)	(547)
Other income	—	(9)	(1)	(16)
Loss (gain) on extinguishment of debt	13,919	(4,288)	19,400	(4,288)
Foreign currency translation loss (gain)	3,416	(734)	3,845	(116)
Other expenses – net	31,324	16,666	51,853	36,450
(Loss) income from continuing operations before income taxes	(15,449)	21,380	(2,364)	47,868
Provision (benefit) for income taxes	(5,501)	6,888	386	15,724
Net (loss) income from continuing operations	(9,948)	14,492	(2,750)	32,144
Less: Net income attributable to non-controlling interest from continuing operations	3,904	3,890	6,386	6,916
Net (loss) income from continuing operations attributable to Iconix Brand Group, Inc.	(13,852)	10,602	(9,136)	25,228

(Loss) income from discontinued operations before income taxes	(11,140)	3,387	(23,924)	10,625
Gain on sale of Entertainment segment	104,327	—	104,327	—
Provision for income taxes	34,060	805	28,962	2,577
Net income from discontinued operations	59,127	2,582	51,441	8,048
Less: Net income attributable to non-controlling interest from discontinued operations	1,634	1,602	2,943	3,081
Net income from discontinued operations attributable to Iconix Brand Group, Inc.	57,493	980	48,498	4,967

Net income attributable to Iconix Brand Group, Inc.	$43,641	$11,582	$39,362	$30,195

Earnings (loss) per share - basic:
Continuing operations	$(0.26)	$0.22	$(0.20)	$0.52
Discontinued operations	$1.01	$0.02	$0.85	$0.10
Earnings per share - basic	$0.75	$0.24	$0.65	$0.62

Earnings (loss) per share - diluted:
Continuing operations	$(0.26)	$0.21	$(0.19)	$0.50
Discontinued operations	$1.00	$0.02	$0.84	$0.10
Earnings per share - diluted	$0.74	$0.23	$0.65	$0.60
Weighted average number of common shares outstanding:
Basic	57,082	49,035	57,026	48,772
Diluted	57,568	50,675	57,568	50,501

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income from continuing operations	$(9,948)	$14,492	$(2,750)	$32,144
Other comprehensive income (loss):
Foreign currency translation gain (loss)	11,917	(7,526)	14,546	4,956
Change in fair value of available for sale securities	(100)	(249)	(670)	(2,227)
Total other comprehensive income (loss)	11,817	(7,775)	13,876	2,729
Comprehensive (loss) income	$1,869	$6,717	$11,126	$34,873
Less: comprehensive income attributable to non-controlling interest from continuing operations	3,904	3,890	6,386	6,916
Comprehensive (loss) income from continuing operations attributable to Iconix Brand Group, Inc.	$(2,035)	$2,827	$4,740	$27,957

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2017

(in thousands)

	Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	In Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2017	89,717	$89	$1,033,729	$257,704	$(70,428)	$(842,952)	$116,502	$494,644
Shares issued on vesting of restricted stock	286	1	—	—	—	—	—	1
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(1,066)	—	(1,066)
Compensation expense in connection with restricted stock and stock options	—	—	5,160	—	—	—	—	5,160
Write off of accretion expense due to deconsolidation of joint venture	—	—	—	4,527	—	—	—	4,527
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	2,924	2,924
Elimination of non-controlling interest related to sale of the Entertainment segment	—	—	—	—	—	—	(36,907)	(36,907)
Change in redemption value of redeemable non-controlling interest	—	—	—	2,613	—	—	—	2,613
Change in fair value of available for sale securities	—	—	—	—	(670)	—	—	(670)
Net income	—	—	—	39,362	—	—	9,329	48,691
Tax benefit related to amortization of convertible notes' discount	—	—	44	—	—	—	—	44
Foreign currency translation	—	—	33	—	14,546	—	—	14,579
Distributions to joint ventures	—	—	—	—	—	—	(12,564)	(12,564)
Balance at June 30, 2017	90,003	$90	$1,038,966	$304,206	$(56,552)	$(844,018)	$79,284	$521,976

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income from continuing operations	$(2,750)	$32,144
Income from discontinued operations	$51,441	$8,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	831	765
Amortization of trademarks and other intangibles	392	1,095
Amortization of deferred financing costs and debt discount	2,846	2,881
Amortization of convertible note discount	8,928	15,498
Stock-based compensation expense	4,746	3,489
Provision for doubtful accounts	4,929	7,197
Earnings on equity investments in joint ventures	(1,992)	(2,556)
Distributions from equity investments	2,291	1,680
Gain on deconsolidation of joint venture	(3,772)	—
Gain on sale of trademarks, net	—	(9,844)
Loss (gain) on extinguishment of debt	19,400	(4,288)
Deferred income tax provision	(6,453)	9,432
Loss (gain) on foreign currency translation	3,845	(116)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,490)	(11,818)
Other assets – current	(4,925)	(8,228)
Other assets	789	3,933
Deferred revenue	(918)	(4,591)
Accounts payable and accrued expenses	(2,236)	6,677
Other tax liabilities	(4,165)	—
Other liabilities	(281)	1,059
Tax deficiency from share-based payment arrangements	—	(1,596)
Net cash provided by continuing operating activities	20,015	42,813
Net cash (used in) provided by discontinued operating activities	(734)	14,275
Net cash provided by operating activities	19,281	57,088
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(755)	(678)
Acquisition of additional interest in Iconix MENA	(1,800)	—
Acquisition of interest in Galore Media	—	(500)
Proceeds received from note due from American Greetings	1,250	2,500
Proceeds received from note due from Buffalo International	—	4,100
Proceeds from sale of BBC Ice Cream	—	3,500
Proceeds from sale of Badgley Mischka	—	14,000
Proceeds from sale of interest in TangLi International Holding Ltd.	—	11,352
Proceeds from sale of interest in Mecox Lane Limited	—	363
Proceeds from sale of trademarks and related notes receivable	—	1,172
Proceeds from sale of discontinued operation, net of cash sold	336,675	—
Decrease in cash and cash equivalents from deconsolidation of joint venture	(1,853)	—
Additions to trademarks	(52)	(93)
Net cash provided by continuing investing activities	333,465	35,716
Net cash used in discontinued investing activities	(84)	(178)
Net cash provided by investing activities	333,381	35,538
Cash flows provided by (used in) financing activities:
Prepaid financing costs	—	(35,754)
Proceeds from long-term debt	—	300,000
Payment of long-term debt	(330,080)	(190,397)
Repurchase of convertible notes	—	(161,132)
Payment of make-whole premium on repayment of long-term debt	(13,933)	—
Payment to Purim	—	(2,000)
Proceeds from sale of trademarks and related notes receivable from consolidated JVs	6,927	4,770
Distributions to non-controlling interests	(3,843)	(9,052)
Tax benefit related to amortization of convertible notes' discount	44	170
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(1,066)	(540)
Restricted cash	(26,901)	(35,263)
Net cash used in continuing financing activities	(368,852)	(129,198)
Net cash used in discontinued financing activities	(23,596)	(4,592)
Net cash provided used in financing activities	(392,448)	(133,790)
Effect of exchange rate changes on cash	(760)	1,191
Net decrease in cash and cash equivalents	(40,546)	(39,973)
Cash and cash equivalents from continuing operations, beginning of period	137,114	156,053
Cash and cash equivalents from discontinued operations, beginning of period	12,297	13,918
Cash and cash equivalents, beginning of period	149,411	169,971
Cash and cash equivalents, end of period	108,865	129,998
Less: Cash and cash equivalents from discontinued operations, end of period	—	18,391
Cash and cash equivalents of continuing operations, end of period	$108,865	$111,607

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2017	2016
Cash paid during the period:
Income taxes (net of refunds received)	$8,135	$5,479
Interest	$13,629	$31,911
Non-cash investing and financing activities:
Issuance of shares in connection with repurchase of convertible notes	$—	$24,324
Transaction costs related to the sale of the Entertainment segment included in accrued expenses	$7,629	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2017 (“Current Quarter”) and the six months ended June 30, 2017 (“Current Six Months”) are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

During the Current Six Months, our Board of Directors approved a plan to sell the businesses underlying our Entertainment segment.  As a result, we have classified the results of our Entertainment segment as discontinued operations in our condensed consolidated income statement for all periods presented.  Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet as of December 31, 2016.  On May 9, 2017, we signed definitive agreements to sell the Company’s Entertainment segment.  The sale of the Entertainment segment was completed on June 30, 2017.  See Note 2 for further details.

On June 30, 2017, the Company deconsolidated its Iconix SE Asia, Ltd. joint venture due to the receipt of the final purchase price installment payment from its joint venture partner, in respect of such partner’s interest in the joint venture.  As a result, as of June 30, 2017, the Company is accounting for its investment in Iconix SE Asia, Ltd. as an equity method investment.  Refer to Note 4 for further details.

In the Current Quarter, the Company recognized a loss of $23.2 million due to the early termination of licenses and a litigation settlement related to license terminations which has been recorded within loss on termination of licenses in the Company’s condensed consolidated income statement.

During the Current Six Months, the Company adopted four new accounting pronouncements.  Refer to Note 18 for further details.

Certain reclassifications, which were immaterial, have been made to conform prior year data to the current presentation.

2. Discontinued Operations

During the Current Six Months, our Board of Directors approved a plan to sell the businesses underlying our Entertainment segment.  On May 9, 2017, we signed definitive agreements to sell the Company’s Entertainment segment for $345 million in cash, subject to a customary working capital adjustment.  The sale was completed on June 30, 2017.  We have classified the results of our Entertainment segment as discontinued operations in our condensed consolidated income statement for all periods presented.  Additionally, the assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet as of December 31, 2016.  We have recorded a pre-tax gain of $104.3 million (net of estimated transaction costs of $7.6 million) on the sale of the Entertainment segment which is recorded within discontinued operations in our condensed consolidated income statement for the Current Quarter.

The financial results of our Entertainment segment through June 30, 2017 are presented as income from discontinued operations, net of income taxes, in our condensed consolidated income statements. The following table presents financial results of the Entertainment segment for the Current Quarter, Current Six Months, the three months ended June 30, 2016 (“Prior Year Quarter”) and the six months ended June 30, 2016 (“Prior Year Six Months”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Licensing revenue	$25,669	$27,534	$53,129	$54,490
Selling, general and administrative expenses	16,691	17,632	34,542	36,520
Depreciation and amortization	117	137	303	269
Operating income	8,861	9,765	18,284	17,701
Other expenses (income):
Interest expense	6,548	6,492	12,973	8,183
Interest income	(81)	(176)	(180)	(359)
Loss on extinguishment of debt	13,509	—	29,246	—
Foreign currency translation loss (gain)	25	62	169	(748)
Other expenses (income) – net	20,001	6,378	42,208	7,076
Income from operations of discontinued operations before income taxes	(11,140)	3,387	(23,924)	10,625
Gain on sale of Entertainment segment	104,327	—	104,327	—
Provision for income taxes	34,060	805	28,962	2,577
Net income from discontinued operations	59,127	2,582	51,441	8,048
Less: Net income attributable to non- controlling interest from discontinued operations	1,634	1,602	2,943	3,081
Income from discontinued operations, net of income taxes	$57,493	$980	$48,498	$4,967

The cash proceeds from the sale of our Entertainment segment were utilized by the Company to make mandatory principal prepayments on both its Senior Secured Notes and Senior Secured Term Loan (as well as a corresponding prepayment premium).  As a result, and in accordance with ASC 205-20-45-6, for the Current Quarter and Prior Year Quarter, the Company has allocated interest expense of $6.5 million (which includes $0.9 million of amortization of the original issue discount on the Senior Secured Term Loan) and $6.1 million (which includes $0.6 million of amortization of the original issue discount on the Senior Secured Term Loan), respectively, from continuing operations to discontinued operations.  For the Current Six Months and Prior Year Six Months, the Company has allocated interest expense of $12.9 million (which includes $1.7 million of amortization of the original issue discount on the Senior Secured Term Loan) and $8.1 million (which includes $0.9 million of amortization of the original issue discount on the Senior Secured Term Loan), respectively, from continuing operations to discontinued operations.  Additionally, for the Current Six Months, the Company has allocated the prepayment premium of $15.2 million related to the Senior Secured Term Loan as well as the write-off of the pro-rata portion of deferred financing costs and original issue discount of $9.4 million and $4.7 million, respectively, from continuing operations to discontinued operations on the Company’s condensed consolidated income statement.  Refer to Note 7 for further details.

The following table presents the aggregate carrying amounts of the classes of held for sale assets and liabilities as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(unaudited)
Carrying amounts of assets included as part of discontinued operations
Cash and cash equivalents	$—	$12,297
Accounts receivable, net	—	20,811
Other assets – current	—	598
Property and equipment	—	2,664
Other assets	—	8,505
Trademarks and other intangibles, net	—	204,348
Investments and joint ventures	—	90
Goodwill	—	53,029
Total assets classified as held for sale in the condensed consolidated balance sheet	$—	$302,342
Carrying amounts of liabilities included as part of discontinued operations
Accounts payable and accrued expenses	$—	$11,760
Deferred revenue	—	11,767
Other liabilities	—	5,056
Total Liabilities classified as held for sale in the condensed consolidated balance sheet	$—	$28,583

The following table presents cash flow of the Entertainment segment during the Current Six Months and Prior Year Six Months:

	Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by discontinued operating activities	$(734)	$14,275
Net cash used in discontinued investing activities	$(84)	$(178)
Net cash used in discontinued financing activities	$(23,596)	$(4,592)

3. Goodwill and Trademarks and Other Intangibles, net

Goodwill

Goodwill by reportable operating segment and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

	Women's	Men's	Home	International	Consolidated
Net goodwill at December 31, 2016	$111,749	$1,524	$28,414	$29,563	$171,250
Acquisitions	—	—	—	—	—
Deconsolidation of joint venture	—	—	—	(3,491)	(3,491)
Foreign Currency Adjustment	—	—	—	—	—
Net goodwill at June 30, 2017	$111,749	$1,524	$28,414	$26,072	$167,759

The annual evaluation of the Company’s goodwill, by segment, is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.  In connection with the preparation of the Company’s consolidated financial statements for the fourth quarter of fiscal year 2016, the Company recorded a non-cash goodwill impairment charge of $18.3 million in its men’s segment.  No goodwill impairment was recognized for the other segments of the Company during the fourth quarter of fiscal 2016.  There was no impairment of the Company’s goodwill during the Current Six Months or for the Prior Year Six Months.

In June 2017, the Company sold the businesses underlying the Entertainment segment.  As a result, goodwill decreased by $53.0 million which was recorded within current assets held for sale as of December 31, 2016.  Refer to Note 2 for further details.

In June 2017, the Company received its final purchase price installment payment from its joint venture partner, in respect of such partner’s interest in the Iconix SE Asia, Ltd. joint venture. In accordance with ASC 810, the Company deconsolidated the joint venture from its condensed consolidated balance sheet as of June 30, 2017.  As a result, goodwill decreased by $3.5 million. Refer to Note 4 for further details.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		June 30, 2017		December 31, 2016
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks	Indefinite	$989,801	$—	$1,002,850	$—
Definite-lived trademarks	10-15	8,958	8,887	8,958	8,870
Non-compete agreements	2-15	940	940	940	920
Licensing contracts	1-9	3,377	2,767	4,019	3,082
		$1,003,076	$12,594	$1,016,767	$12,872
Trademarks and other intangibles, net			$990,482		$1,003,895

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Ed Hardy, Umbro, Modern Amusement, Buffalo, Lee Cooper, Hydraulic, Nick Graham and Pony have been determined to have an indefinite useful life.  Each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the income statement at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

In connection with the preparation of the Company’s financial statements for the fourth quarter of fiscal year 2016 and in accordance with ASC 350, the Company recorded non-cash impairment charges for indefinite-lived intangible assets (consisting of trademarks) of $424.9 million which is comprised of $144.6 million in the men’s segment, $31.5 million in the women’s segment, $50.0 million in the home segment, $5.1 million in the entertainment segment and $193.7 million in the international segment.  There was no impairment of the indefinite-lived trademarks during the Current Six Months or Prior Year Six Months.  Further, in accordance with ASC 360, there were no impairment charges to the Company’s definite-lived trademarks during the Current Six Months or Prior Year Six Months.

In June 2017, the Company deconsolidated Iconix SE Asia, Ltd. which resulted in a decrease in indefinite-lived trademarks of $22.7 million.  Refer to Note 4 for further details.

In June 2017, the Company sold the businesses underlying the Entertainment segment, representing the intellectual property of both the Peanuts and Strawberry Shortcake brands.  As a result of this transaction, the Company’s indefinite-lived trademarks decreased by $204.3 million (which represents $153.6 million and $50.7 million for the Peanuts and Strawberry Shortcake brand, respectively).  These indefinite-lived trademarks were classified as assets held for sale as of December 31, 2016.  Refer to Note 2 for further details.

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

Amortization expense for intangible assets for the Current Quarter was $0.2 million as compared to amortization expense for intangible assets of $0.5 million for the Prior Year Quarter.  Amortization expense for intangible assets for the Current Six Months was $0.4 million as compared to amortization expense for intangible assets of $1.1 million for the Prior Year Six Months.

4. Joint Ventures and Investments

Joint Ventures

As of June 30, 2017, the following joint ventures are consolidated with the Company:

Entity Name	Date of Original Formation / Investment	Iconix's Ownership % as of June 30, 2017	Joint Venture Partner	Put / Call Options, as applicable(2)
Danskin China Limited(5)	October 2016	100%	Li-Ning (China) Sports Goods Co. Ltd.	—
Umbro China Limited(4)	July 2016	95%	Hong Kong MH Umbro International Co. Ltd.	Call Options
US Pony Holdings, LLC	February 2015	75%	Anthony L&S Athletics, LLC	—
Iconix MENA Ltd.(1)(6)	December 2014	55%	Global Brands Group Asia Limited	Put / Call Options
Iconix Israel, LLC(1)(3)	November 2013	50%	MGS	Call Option(3)
Iconix Canada joint venture(1)	June 2013	50%	Buffalo International / BIU Sub	Call Options
Iconix Europe LLC(1)	December 2009	51%	Global Brands Group Asia Limited	Put / Call Options
Hydraulic IP Holdings LLC(1)	December 2014	51%	Top On International	—
NGX, LLC(1)	October 2014	51%	NGO, LLC	—
Diamond Icon(1)	March 2013	51%	Albion Agencies Ltd.
Buffalo brand joint venture(1)	February 2013	51%	Buffalo International	—
Icon Modern Amusement, LLC(1)	December 2012	51%	Dirty Bird Productions	—
Hardy Way, LLC	May 2009	85%	Donald Edward Hardy	—

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

As of June 30, 2017, the following amounts due from such joint venture partners remain recorded on the Company’s consolidated balance sheet:

Entity	Joint Venture Partner	Amount	Recorded in
Iconix Israel, LLC	MGS	$195	Non-controlling interest
Iconix Canada joint venture(1)	Buffalo International / BIU Sub	$2,922	Non-controlling interest
Iconix India joint venture	Reliance Brands Ltd.	$1,000	Other Assets - Current
Buffalo brand joint venture	Buffalo International	$2,516	Other Assets - Current

(1)

In July 2017, the Company purchased the remaining 50% ownership interest in the Iconix Canada joint venture.  As part of this transaction, the remaining outstanding purchase price installment payment of $2.9 million due from the Company’s joint venture partner, in respect of such partner’s interest in the joint venture was paid to the Company.  Refer to Note 20 for further details.

Investments

Equity Method Investments

Entity Name	Date of Original Formation / Investment	JV Partner	Put / Call Options, as applicable(3)
Iconix Australia, LLC(1)	September 2013	Pac Brands USA, Inc.	Put / Call Options
Iconix India joint venture(1)	June 2012	Reliance Brands Ltd.	—
Iconix SE Asia, Ltd.(1)(4)	October 2013	Global Brands Group Asia Limited	Put / Call Options
MG Icon(1)	March 2010	Purim LLC	—
Galore Media, Inc.(1)(2)	April 2016	Various minority interest holders	—

(1)

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and its respective joint venture partner, that the joint venture is not a VIE and not subject to consolidation.  The Company has recorded its investment under the equity method of accounting since inception.

(2)

In April 2016, the Company entered into agreements with Galore Media, Inc. (Galore), a marketing company formed in FY 2015 which was still in a development stage.  Under the agreements, the Company purchased 50,050 shares of Series A Preferred Stock of Galore for $0.5 million and entered into arrangements pursuant to which the Company agreed to purchase up to an aggregate $0.5 million of marketing services from Galore in FY 2016.  In connection with the marketing services arrangement, the Company received warrants that, as the Company purchases specified levels of marketing services, may be exercised for additional shares of Galore’s Series A Preferred Stock at a nominal exercise price.  The Series A Preferred Stock carries voting rights, and the holders of the Series A Preferred Stock have the collective right to appoint one of five members of the Board of Directors of Galore as long as there are at least 48,000 Series A Preferred Shares outstanding.  Given these arrangements, the Company has an investment of approximately 11% of the equity of Galore.

(3)	Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for material terms of the put and call options associated with the Company’s joint venture.
(4)

Prior to June 30, 2017, the Company consolidated this joint venture in accordance with ASC 810.  In June 2017, the Company received the final purchase price installment payment due from its joint venture partner, in respect of such partner’s interest in the joint venture, which resulted in the Company no longer having a de facto agency relationship with the Iconix SE Asia, Ltd. joint venture partner.  In accordance with ASC 810, the receipt of the final purchase price installment payment was considered a reconsideration event and although the joint venture remains a VIE, the Company is no longer the primary beneficiary.  As a result, the Company deconsolidated this entity from its condensed consolidated balance sheet as of June 30, 2017 and recognized a pre-tax gain on deconsolidation of $3.8 million in its condensed consolidated income statement for the six months ended June 30, 2017.  The Company recorded an equity-method investment at fair value in Iconix SE Asia, Ltd. of $17.4 in the condensed consolidated balance sheet as of June 30, 2017 and all assets and liabilities of the joint venture are no longer reflected in the Company’s condensed consolidated balance sheet as of June 30, 2017.  Fair value of the equity-method investment was determined utilizing the income method with Level 3 inputs in accordance with ASC 820.  For the Current Quarter and Current Six Months, the joint venture’s financial results are reflected within the individual financial statement line items of the condensed consolidated income statement.  In subsequent periods, Iconix SE Asia, Ltd. will be accounted as an equity-method investment with earnings from the investment being recorded in equity earnings from joint ventures in the Company’s condensed consolidated income statement.

Additionally, through our ownership of Iconix China Holdings Limited, we have equity interests in the following private companies which are accounted for as equity method investments:

Brands Placed	Partner	Ownership by Iconix China	Value of Investment As of June 30, 2017
Candie’s	Candies Shanghai Fashion Co. Ltd.	20%	$10,564
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	2,270
Royal Velvet	Bai Shi Kou International (Qingdao) Home Products Co. Ltd.	20%	383
Material Girl	Ningo Material Girl Fashion Co. Ltd.	20%	2,474
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	10,753
			$26,444

Cost Method Investments

Entity Name	Date of Original Formation / Investment
Marcy Media Holdings, LLC(1)	July 2013
Complex Media(1)(2)	September 2013
iBrands International, LLC(1)	April 2014

(1)	As the Company does not have significant influence over the entity, its investment has been recorded under the cost method of accounting.
(2)

In July 2016, the Company received $35.3 million in connection with the sale of its interest in Complex Media.  An additional $3.7 million is being held in escrow to satisfy specified indemnification claims, with a portion of such escrow expected to be released twelve months following the closing of the transaction and the remainder expected to be released eighteen months following the closing of the transaction, subject to any such claims, at which time, the Company will record the gain within its consolidated income statement.  The Company recognized a gain of $10.2 million as a result of this transaction which has been recorded in Other Income on the Company’s consolidated income statement during the third quarter of the year ended December 31, 2016.  In July 2017, the Company received $2.7 million in cash of the total $3.7 million being held in escrow.  Refer to Note 20 for further details.

5. Gains on Sale of Trademarks, Net

The following table details transactions comprising gains on sale of trademarks, net in the condensed consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest in BBC and Ice Cream brands(1)	$—	$—	$—	$(593)
Badgley Mischka intellectual property and related assets(2)	—	250	—	11,812
Interest in Ed Hardy China trademark (TangLi International Ltd.)(3)	—	(1,950)	—	(1,950)
London Fog Korea trademark(4)	—	575	—	575
Net gains on sale of trademarks	$—	$(1,125)	$—	$9,844

(1)	In January 2016, the Company sold its interest in the BBC and Ice Cream brands for $3.5 million in cash. The Company recognized a loss of $0.6 million as a result of this transaction.
(2)

In February 2016, the Company sold its rights to the Badgley Mischka intellectual property and related assets to Titan Industries, Inc. in partnership with the founders, Mark Badgley and James Mischka, and the apparel licensee MJCLK LLC for $13.8 million in cash.  The Company recognized a gain of $11.6 million as a result of this transaction.  The $11.6 million gain represented the sale of the Badgley Mischka intellectual property and related assets within the United States, Greater China, Israel and Latin American territories.  The Badgley Mischka intellectual property and related assets within other foreign territories which is owned by certain of the Company’s joint venture entities and required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  As a result, in June 2016, the Company recognized an additional gain of approximately $0.3 million associated with the sale of the Badgley Mischka intellectual property and related assets which was previously owned by the Iconix Australia joint venture resulting in an aggregate gain on sale of the brand of $11.8 million.

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

There were no gains on sale of trademarks in the Current Six Months.

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

Hedge Instruments

From time to time, the Company may purchase hedge instruments to mitigate income statement risk and cash flow risk of revenue and receivables. As of June 30, 2017, the Company had no hedge instruments other than the 1.50% Convertible Note Hedges (see Note 7).

Financial Instruments

As of June 30, 2017 and December 31, 2016, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our cost method investments is not readily determinable and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these cost method investments as of June 30, 2017 or December 31, 2016. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion(1)	$961,957	$937,493	$1,254,160	$1,228,324

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

Additionally, the fair value of the available-for-sale securities acquired as part of the 2015 purchase of our joint venture partners’ interest in Iconix China were $1.3 million and $1.9 million as of June 30, 2017 and December 31, 2016, respectively, with the change in fair value of $0.1 million and $0.7 million recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet during the Current Quarter and Current Six Months, respectively.

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

7. Debt Arrangements

The Company’s debt obligations consist of the following:

	June 30, 2017	December 31, 2016
Senior Secured Notes	$585,424	$651,784
1.50% Convertible Notes(1)	284,729	277,518
Variable Funding Note	100,000	100,000
Senior Secured Term Loan, net of original issue discount(2)	—	244,906
Unamortized debt issuance costs	(8,196)	(20,048)
Total debt	961,957	1,254,160
Less current maturities	298,596	160,435
Total long-term debt	$663,361	$1,093,725

(1)

During FY 2016, the Company repurchased a total of $104.9 million par value (of which $51.7 million and $53.2 million were purchased in June 2016 and July 2016, respectively) of the 1.50% Convertible Notes.  See below for further details.

On August 2, 2017, the Company entered into a long-term refinancing arrangement with Deutsche Bank AG for an aggregate principal amount of $300 million (refer to Note 20 for further details).  In accordance with ASC 470, as the terms of the refinancing are readably determinable and the terms of the credit agreement is five years (scheduled to mature on August 2, 2022), the Company has classified the 1.50% Convertible Notes of $284.7 million as long-term debt on its June 30, 2017 condensed consolidated balance sheet.

(2)

On June 30, 2017, the Company repaid the remaining outstanding principal balance of the Senior Secured Term Loan and accordingly, the Company wrote off the remaining portion of the deferred financing costs and original issue discount associated with the debt facility.  See below for further details.

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

The Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all of Iconix’s United States and Canadian revenue-generating assets (the “Securitized Assets”), consisting principally of its intellectual property and license agreements for the use of its intellectual property, were transferred to and are currently held by the Co-Issuers. The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiaries that own the Ecko Unltd trademarks, the Mark Ecko trademarks, the Umbro trademarks, or the Lee Cooper trademarks, (y) the Iconix subsidiaries that own assets relating to Iconix’s other brands outside of the United States and Canada or (z) the joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Artful Dodger trademarks, the Modern Amusement trademarks, the Buffalo trademarks, the Pony trademarks, the Nicholas Graham trademarks or the Hydraulic trademarks.

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

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the supplemental indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Company has been compliant with all covenants under the Notes from inception through the Current Six Months.

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

In January 2017, in connection with the sale of the Sharper Image intellectual property and related assets, the Company made a mandatory principal prepayment on its Senior Secured Notes of $36.7 million.  The Company wrote off a pro-rata portion of the Senior Secured Notes’ deferred financing costs of $1.0 million.  As a result of this transaction, the Company recognized a loss on extinguishment of debt of $0.5 million which has been recorded on the Company’s consolidated income statement.  Additionally, the quarterly principal payments on the 2012 Senior Secured Notes and 2013 Senior Secured Notes were reduced to $9.9 million and $4.5 million, respectively.

As of June 30, 2017 and December 31, 2016, the total principal balance of the Notes was $685.4 million and $751.8 million, respectively, of which $298.6 million and $95.3 million, respectively, was included in the current portion of long-term debt. As of June 30, 2017, as a result of the sale of the businesses underlying the Entertainment segment, the current portion of long-term debt includes the $152.2 million mandatory principal prepayment made in July 2017 of which the cash is being included within restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2017.  Refer to Note 2 and Note 20 for further details.

As of June 30, 2017 and December 31, 2016, $203.3 million and $112.4 million, respectively, is included in restricted cash on the unaudited condensed consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For each of the Current Quarter and Prior Year Quarter, cash interest expense relating to the Notes was approximately $7.6 million and $8.5 million, respectively.  For each of the Current Six Months and Prior Year Six Months, cash interest expense relating to the Notes was approximately $15.4 million and $17.1 million, respectively.

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

As of June 30, 2017 and December 31, 2016, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $284.7 million and $277.5 million, respectively, and is reflected on the condensed consolidated balance sheets as follows:

	June 30, 2017	December 31, 2016
Equity component carrying amount	$48,767	$48,767
Unamortized discount	10,321	17,531
Net debt carrying amount	284,729	277,518

During FY 2016, the Company repurchased $104.9 million par value (of which $51.7 million and $53.2 million were purchased in June 2016 and July 2016, respectively) of the 1.50% Convertible Notes with a combination of $36.7 million in cash  (including interest and trading fees) and the issuance of approximately 7.4 million shares of the Company’s common stock.  The Company accounted for this transaction in accordance with ASC 470-20 resulting in the recognition of a $9.6 million gain which was included in loss on extinguishment of debt, net in the Company’s condensed consolidated income statement for the year ended December 31, 2016, and a reacquisition of approximately $1.2 million of the embedded conversion option recorded within additional paid in capital on the Company’s condensed consolidated balance sheet.

For the Current Quarter and Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.5 million and $4.2 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.  For the Current Six Months and Prior Year Six Months, the Company recorded additional non-cash interest expense of approximately $6.7 million and $8.0 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Quarter and Prior Year Quarter, cash interest expense relating to the 1.50% Convertible Notes was approximately $1.1 million and $1.5 million, respectively.  For the Current Six Months and Prior Year Six Months, cash interest expense relating to the 1.50% Convertible notes was approximately $2.2 million and $3.0 million, respectively.

The 1.50% Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of June 30, 2017 and December 31, 2016, the balance of deferred income tax assets related to this transaction was approximately $3.4 million and $5.6 million, respectively.

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

These transactions generally have the effect of increasing the conversion price of the 1.50% Convertible Notes to $35.5173 per share of the Company’s common stock, representing a 52.5% percent premium based on the last reported sale price of the Company’s common stock of $23.29 per share on March 12, 2013.

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

In April 2016, the Company repurchased $143.9 million par value of the 2.50% Convertible Notes for $145.6 million in cash (including interest and trading fees).  The Company accounted for this transaction in accordance with ASC 470-20, resulting in the recognition of a $1.2 million loss which is included in loss on extinguishment of debt, net in the Company’s condensed consolidated income statement for the Current Six Months.  The remaining outstanding balance of the 2.50% Convertible Notes, in an amount equal to $156.1 million, was repaid on June 1, 2016 (the maturity date).

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

Given the maturity of the 2.50% Convertible Notes on June 1, 2016, there was no cash interest expense recorded during the Current Quarter as compared to $1.1 million of cash interest expense recorded during the Prior Year Quarter.  Additionally, during the Current Six Months, there was no cash interest expense as compared to $3.0 million of cash interest expense recorded during the Prior Year Six Months.

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

Borrowings under the Senior Secured Term Loan amortized yearly at 5% of principal as long as the applicable asset coverage ratio, as defined in the Credit Agreement, remained greater than or equal to 1.65:1.00 as of the end of each fiscal quarter and IBG Borrower timely delivered a compliance certificate to Cortland after each fiscal quarter. If IBG Borrower’s asset coverage ratio measured as of the end of a certain fiscal quarter was 1.25:1.00 or greater but less than 1.45:1.00, or 1.45:1.00 or greater but less than 1.65:1.00, IBG Borrower was obligated to pay during the subsequent quarter amortization at 25% per annum, or 15% per annum, respectively. IBG Borrower would also pay amortization at 25% per annum if it failed to timely deliver a compliance certificate to Cortland after each fiscal quarter.

IBG Borrower’s obligations under the Senior Secured Term Loan were guaranteed jointly and severally by the Company and the other Guarantors pursuant to a separate facility guaranty. IBG Borrower’s and the Guarantors’ obligations under the Senior Secured Term Loan were secured by first priority liens on and security interests in substantially all assets of IBG Borrower, the Company and the other Guarantors and a pledge of substantially all equity interests of the Company’s subsidiaries (subject to certain limits including with respect to foreign subsidiaries) owned by the Company, IBG Borrower or any other Guarantor. However, the security interests did not cover certain intellectual property and licenses associated with the exploitation of the Company’s Umbro® brand in Greater China, those owned, directly or indirectly by the Company’s subsidiary Iconix Luxembourg Holdings SÀRL or those subject to the Company’s securitization facility. In addition, the pledges excluded certain equity interests of Marcy Media Holdings, LLC and the subsidiaries of Iconix China Holdings Limited.

In connection with the Credit Agreement, IBG Borrower, the Company and the other Guarantors made customary representations and warranties. In addition to adhering with certain customary affirmative covenants, IBG Borrower established a lock-box account, and IBG Borrower, the Company and the other Guarantors entered into account control agreements on certain deposit accounts. The Credit Agreement also mandated that IBG Borrower, the Company and the other Guarantors maintain and allow appraisals of their intellectual property, perform under the terms of certain licenses and other agreements scheduled in the Credit Agreement and report significant changes to or terminations of licenses generating guaranteed minimum royalties of more than $5 million. IBG Borrower was also required to satisfy a minimum asset coverage ratio of 1.25:1.00 and maintain a leverage ratio of no greater than 4.50:1.00.  The Company was compliant with all covenants under the Senior Secured Term Loan from inception through the Current Six Months.

In addition, the Credit Agreement contained customary negative covenants and events of default. The Credit Agreement limited the ability of IBG Borrower, the Company and the other Guarantors, with respect to themselves, their subsidiaries and certain joint ventures, from, among other things, incurring and prepaying certain indebtedness, granting liens on certain assets, consummating certain types of acquisitions, making fundamental changes (including mergers and consolidations), engaging in substantially different lines of business than those in which they are currently engaged, making restricted payments and amending or terminating certain licenses scheduled in the Credit Agreement. Such restrictions, failure to comply with which may result in an event of default under the terms of the Credit Agreement, were subject to certain customary and specifically negotiated exceptions, as set forth in the Credit Agreement.

If an event of default occurred, in addition to the Interest Rate increasing by an additional 3% per annum Cortland would, at the request of Lenders holding more than 50% of the then-outstanding principal of the Senior Secured Term Loan, declare payable all unpaid principal and accrued interest and take action to enforce payment in favor of the Lenders. An event of default included, among other events, a change of control by which a person or group becomes the beneficial owner of 35% of the voting stock of the Company or IBG Borrower or a majority of the board of the Company or IBG Borrower changes during a set period. Subject to the terms of the Credit Agreement, both voluntary and mandatory prepayments triggered a make whole premium plus 3% of the aggregate principal amount during the first two years of the loan, and carried a premium of 3% of the aggregate principal amount during the third year of the loan and 1% during the fourth year of the loan, with no premiums payable in subsequent periods.

In December 2016, as a result of the sale of the Sharper Image intellectual property and related assets and in accordance with the Credit Agreement, the Company was required to make a mandatory principal prepayment of $28.7 million and satisfy a corresponding prepayment premium payment of $4.3 million.  The Company wrote off a pro-rata portion of the Senior Secured Term Loan’s original issue discount and deferred financing costs of $2.1 million and $1.0 million, respectively.  As a result of this transaction, the Company recognized a loss on extinguishment of debt of $7.4 million in the Company’s consolidated income statement for the year ended December 31, 2016.

In January 2017, the Company made, under the Senior Secured Term Loan, a voluntary prepayment and an additional mandatory prepayment of $23.0 million and $23.5 million, respectively, as well as corresponding prepayment premium payments of $3.4 million and $3.4 million, respectively.  As the Company was contractually obligated to pay the prepayment premium prior to December 31, 2016, the Company recorded the aggregate $6.8 million of prepayment premium payments in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2016, with a corresponding amount recorded in loss on extinguishment of debt on the Company’s consolidated income statement for FY 2016.  For each of the voluntary prepayment of $23.0 million and the mandatory prepayment of $23.5 million, the Company wrote off a pro-rata portion of the Senior Secured Term Loan’s original issue discount and deferred financing costs of $1.7 million and $0.8 million, respectively, which resulted in an aggregate loss on extinguishment of debt of $5.0 million recorded in the Company’s condensed consolidated income statement in the Current Six Months.

On June 30, 2017, in connection with the sale of the Entertainment segment, the Company made a mandatory prepayment of $140.0 million with a corresponding prepayment premium of $15.2 million of the Senior Secured Term Loan, of which the prepayment premium was allocated to discontinued operations in the Company’s consolidated income statement.  As part of this mandatory prepayment, the Company wrote-off a pro-rata portion of the original issue discount and deferred financing costs of $9.4 million and $4.7 million, respectively, which was also allocated to discontinued operations in the Company’s consolidated income statement in the Current Quarter.  Additionally, on June 30, 2017, the Company made a voluntary prepayment of $66.0 million with a corresponding prepayment premium of $7.2 million of which the prepayment premium was recorded in loss on extinguishment of debt within continuing operations on the Company’s consolidated income statement in the Current Quarter.  Accordingly, the Company wrote off the remaining portion of the original issue discount and deferred financing costs of $4.4 million and $2.3 million, respectively, which was recorded in loss on extinguishment of debt in the Company’s consolidated income statement in the Current Quarter.  As a result of these prepayments, the Company’s outstanding principal balance of the Senior Secured Term Loan was zero as of June 30, 2017.

The Company recorded cash interest expense of approximately $6.1 million relating to the Senior Secured Term Loan for the Current Quarter as compared to $8.3 million for the Prior Year Quarter.  The Company recorded cash interest expense of approximately $12.4 million relating to the Senior Secured Term Loan for the Current Six Months as compared to $8.3 million for the Prior Year Six Months.

Debt Maturities

As of June 30, 2017, the Company’s debt maturities on a calendar year basis are as follows:

	Total	July 1 through December 31, 2017	2018	2019	2020	2021	Thereafter
Senior Secured Notes	$585,424	$177,249	$42,693	$42,693	$42,693	$42,693	$237,403
1.50% Convertible Notes(1)	$284,729	—	284,729	—	—	—	—
Variable Funding Notes	$100,000	—	100,000	—	—	—	—
Total	$970,153	$177,249	$427,422	$42,693	$42,693	$42,693	$237,403

(1)

Reflects the net debt carrying amount of the 1.50% Convertible Notes in the unaudited condensed consolidated balance sheet as of June 30, 2017, in accordance with accounting for convertible notes. After taking into effect the $104.9 million of repurchases of the 1.50% Convertible Notes as discussed above, the remaining principal amount owed to the holders of the 1.50% Convertible Notes is $295.1 million.

8. Stockholders’ Equity

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

Shares Reserved for Issuance

At June 30, 2017, there were 1,451,713 common shares available for issuance under the 2016 Plan.  At June 30, 2017, there were no common shares available for issuance under any previous Company plan.

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

There was no compensation expense related to stock option grants or warrant grants during the Current Six Months or Prior Year Six Months as all prior awards have been fully expensed.

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes) and performance related options activity, and related information for the Current Quarter are as follows:

Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	20,000	$12.29
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at June 30, 2017	20,000	$12.29
Exercisable at June 30, 2017	20,000	$12.29

Warrants	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2017	20,000	$6.64
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at June 30, 2017	20,000	$6.64
Exercisable at June 30, 2017	20,000	$6.64

The weighted average contractual term (in years) of options outstanding and exercisable and warrants outstanding and exercisable as of June 30, 2017 was 2.01 and 1.26, respectively.

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

The following table summarize information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2017	2,416,900	$16.07
Granted	437,486	8.33
Vested	(269,301)	8.48
Forfeited/Canceled	(256,458)	5.54
Non-vested, June 30, 2017	2,328,627	$16.65

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

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was approximately $3.1 million (including approximately $0.1 million related to retention stock discussed below) and $1.5 million (including approximately $0.5 million related to retention stock discussed below), respectively.  Compensation expense related to restricted stock grants for the Current Six Months and Prior Year Six Months was approximately $4.7 million (including approximately $0.5 million related to retention stock discussed below) and $3.3 million (including approximately $1.0 million related to retention stock discussed below), respectively.  Excluding the compensation expense related to the performance-based restricted stock awards which are tied to achievement of certain performance metrics of the Company, an additional amount of $5.6 million of expense related to time-based restricted shares is expected to be expensed evenly over a period of approximately three years.  During the Current Quarter and Prior Year Quarter, the Company repurchased shares valued at less than $0.1 million and approximately $0.5 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.  During the Current Six Months and Prior Year Six Months, the Company repurchased shares valued at approximately $1.1 million and $0.5 million, respectively, of its common stock in connection with the net share settlement of restricted stock grants and option exercises.

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

Long-Term Incentive Compensation.

On March 31, 2016, the Company approved a new plan for long-term incentive compensation (the “2016 LTIP”) for key employees and granted equity awards under the 2016 LTIP in the aggregate amount of 707,028 shares with a then current value of approximately $6.4 million. For each grantee other than Mr. Haugh, the Company’s Chief Executive Officer, 33% of the award was in the form of restricted stock units (“RSUs”) and 67% of the award was in the form of target level performance stock units (“PSUs”).  Mr. Haugh’s award under the 2016 LTIP consisted of 25% RSUs and 75% PSUs. The RSUs for each grantee vest in three equal installments annually over a three-year period. Other than for Mr. Haugh, the PSUs cliff vest over three years based on the achievement of an aggregate adjusted operating income performance target established by the Compensation Committee.  One-third of Mr. Haugh’s PSUs shall be converted to time-based awards on December 31, 2016, December 31, 2017 and December 31, 2018, based on the achievement of aggregate adjusted operating income performance targets established by the Compensation Committee, and such time-based awards shall vest and be settled on December 31, 2018.

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, approximately 0.4 million shares were anti-dilutive, as compared to approximately 0.1 million shares that were anti-dilutive for the Prior Year Quarter.

For the Current Quarter, 0.6 million shares of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive as compared to none of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive in the Prior Year Quarter.

For the Current Quarter, Current Six Months, Prior Year Quarter and Prior Year Six Months, warrants issued in connection with the Company’s 1.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Basic	57,082	49,035	57,026	48,772
Effect of exercise of stock options	1	3	3	2
Effect of assumed vesting of restricted stock	485	1,637	539	1,727
Diluted	57,568	50,675	57,568	50,501

In accordance with ASC 480, the Company considers its redeemable non-controlling interest in its computation of earnings per share.  For the Current Quarter and Current Six Months, adjustments to the Company’s redeemable non-controlling interest had an impact on the Company’s earnings per share calculation as follows:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Net loss from continuing operations attributable to Iconix Brand Group, Inc.	$(13,852)	$(9,136)
Accretion of redeemable non-controlling interest	(978)	(2,013)
Net loss attributable to Iconix Brand Group, Inc. after accretion of redeemable non-controlling interest	(14,830)	(11,149)

Net income from discontinued operations attributable to Iconix Brand Group, Inc.	57,493	48,498

Net income attributable to Iconix Brand Group, Inc.	$42,663	$37,349

Earnings (loss) per share - basic:
Continuing operations	$(0.26)	$(0.20)
Discontinued operations	$1.01	$0.85
Earnings per share - basic	$0.75	$0.65

Earnings (loss) per share - diluted:
Continuing operations	$(0.26)	$(0.19)
Discontinued operations	$1.00	$0.84
Earnings per share - diluted	$0.74	$0.65
Weighted average number of common shares outstanding:
Basic	57,082	57,026
Diluted	57,568	57,568

For the Prior Year Quarter and Prior Year Six Months, adjustments to the Company’s redeemable non-controlling interest had no impact on the Company’s earnings per share calculation.

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

In March 2017, Premier Goal Club LLC (Premier) and Balanced Tech Corp. (Balanced Tech), two licensees of the Umbro trademark, commenced an action captioned Premier Goal Club LLC and Balanced Tech Corp. v. Umbro IP Holdings LLC, Index No. 651299/2017 in New York State Supreme Court, New York County against Umbro IP Holdings LLC , a subsidiary of the Company.  This matter was settled in June 2017.

Two shareholder derivative complaints captioned James v. Cuneo et al, Docket No. 1:16-cv-02212 and Ruthazer v. Cuneo et al, Docket No. 1:16-cv-04208 have been consolidated in the United States District Court for the Southern District of New York, and three shareholder derivative complaints captioned De Filippis v. Cuneo et al. Index No. 650711/2016, Gold v. Cole et al, Index No. 53724/2016 and Rosenfeld v. Cuneo et al., Index No. 510427/2016 have been consolidated in the Supreme Court of the State of New York, New York County.  The complaints name the Company as a nominal defendant and assert claims for breach of fiduciary duty, insider trading and unjust enrichment against certain of the Company's current and former directors and officers arising out of the Company's recent restatement of financial reports and certain employee departures.  At this time, the Company is unable to estimate the ultimate outcome of these legal matters.

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

11. Related Party Transactions

For both the Current Quarter and the Current Six Months, the Company paid less than $0.1 million to Galore Media, Inc. in relation to certain marketing services to promote the Company’s brands and for the rights to certain warrants of Galore Media, Inc. as compared to $0.3 million during both the Prior Year Quarter and Prior Year Six Months.  The Company owns a minority interest in Galore Media, Inc. as discussed in Note 4.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

For both the Prior Year Quarter and Prior Year Six Months, the Company incurred less than $0.1 million in consulting fees in connection with a consulting arrangement entered into with Mark Friedman, a member of the Company’s Board of Directors, relating to the provision by Mr. Friedman of investor relations services.  Such consulting agreement was terminated on May 3, 2016.  There were no such consulting fees incurred during the Current Quarter or Current Six Months.

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  For the Current Quarter, Current Six Months, Prior Year Quarter and Prior Year Six Months, the Company recognized the following royalty revenue amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Joint Venture Partner
Global Brands Group Asia Limited (1)	$4,458	$904	$7,696	$1,718
Buffalo International ULC	—	3,820	690	7,258
Rise Partners, LLC / Top On International Group Limited	360	4	695	500
M.G.S. Sports Trading Limited	125	156	217	297
Pac Brands USA, Inc.	90	83	123	223
NGO, LLC	—	294	—	594
Albion Equity Partners LLC / GL Damek	452	433	918	846
MHMC(2)	450	311	900	603
	$5,935	$6,005	$11,239	$12,039

(1)

Global Brands Group Asia Limited also served as agent to Peanuts Worldwide in respect of the Greater China Territory for Peanuts brands.  For the Current Quarter and Prior Year Quarter, Global Brands Group Asia Limited earned fees of approximately $0.7 million and $0.7 million, respectively, in its capacity as agent to Peanuts Worldwide, which have been recorded within discontinued operations in the Company’s condensed consolidated income statement.  For the Current Six Months and Prior Year Six Months, Global Brands Group Asia Limited earned fees of approximately $1.6 million and $1.5 million, respectively, in its capacity as agent to Peanuts Worldwide, which have been recorded within discontinued operations in the Company’s condensed consolidated income statement.  As of June 30, 2017, due to the completion of the sale of the Entertainment segment, Global Brands Group Asia Limited is no longer a related party in its capacity as agent of Peanuts Worldwide.

(2)

MHMC became a related party to the Company in July 2016 upon consummation of an agreement between a Company subsidiary and MHMC to sell to MHMC up to an aggregate 50% ownership interest in Umbro China.  Refer to Note 4 for further details.

12. Income Taxes

The Company computes its expected annual effective income tax rate in accordance with ASC 740 and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual pre-tax income; changes to actual or forecasted permanent book to tax differences; impacts from tax audits with state, federal or foreign tax authorities; impacts from tax law changes; or change in judgment as to the realizability of deferred tax assets. The Company identifies items which are not normal and are non-recurring in nature and treats these as discrete events. The tax effect of discrete items is recorded in the quarter in which the discrete events occur. Due to the volatility of these factors, the Company's consolidated effective income tax rate can change significantly on a quarterly basis.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state and local, and foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes.  In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions.  During the fourth quarter of 2016, the Internal Revenue Service initiated an audit of the 2014 federal income tax return.  For state tax purposes, our 2011 and forward tax years remain open for examination by New York State.  The Company recognized no interest expense related to uncertain tax positions in the Current Quarter as compared to less than $0.1 million during the Prior Year Quarter.  The Company recognized interest expense related to uncertain tax positions of $0.9 million in the Current Six Months as compared to $0.1 million during the Prior Year Six Months.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company’s consolidated effective tax rate from continuing operations was 35.6% and 32.2% for the Current Quarter and Prior Year Quarter, respectively.  The increase in the effective tax rate for the Current Quarter’s effective tax rate as compared to the Prior Year Quarter is primarily a result of the tax impact of the mix of income between high-taxed and low-taxed jurisdictions.

The Company’s consolidated effective tax rate from continuing operations was (16.3%) and 32.9% for the Current Six Months and Prior Year Six Months, respectively.  The decrease in the effective tax rate for the Current Six Months as compared to the Prior Year Six Months is primarily a result of the change in estimate related to the potential outcome of certain state and local income tax audits.  The Company expensed approximately $2.0 million as a discrete item in the Current Six Months related to this item.  The impact of the discrete item resulted in tax expense as opposed to income tax benefit on the pre-tax loss for the Current Six Months.

During the Current Quarter, the Company made a one-time cash distribution of approximately $72.5 million from its foreign subsidiaries to its U.S. parent.  The cash was utilized to repay a portion of the outstanding principal balance of the Company’s Senior Secured Term Loan and the corresponding prepayment premium as discussed in Note 7.  The Company has accrued no additional taxes associated with this distribution as we currently believe the distribution will be non-taxable for U.S. tax purposes as a return of capital.  The Company is currently indefinitely reinvested in all future earnings in its foreign subsidiaries.

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

13. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the Current Six Months and Prior Year Six Months:

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2016	$(67,735)	$(2,693)	$(70,428)
Changes before reclassifications	14,546	(670)	13,876
Current period other comprehensive income	14,546	(670)	13,876
Balance at June 30, 2017	$(53,189)	$(3,363)	$(56,552)

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2015	$(60,190)	$(703)	$(60,893)
Changes before reclassifications	4,956	(2,227)	2,729
Current period other comprehensive income	4,956	(2,227)	2,729
Balance at June 30, 2016	$(55,234)	$(2,930)	$(58,164)

14. Segment and Geographic Data

The Company identifies its operating segments for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer, the Company’s chief operating decision maker, in deciding how to allocate resources and in assessing performance.  As of October 1, 2016, the Company has disclosed the following operating segments:  men’s, women’s, home, entertainment, and international.  The Company updated its Prior Year Quarter and Prior Year Six Months segment data to conform to the new reportable operating segments.  Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported.

During the Current Quarter and Current Six Months, we have classified the results of our Entertainment operating segment as discontinued operations in our condensed consolidated income statement for all periods presented.  See Note 2 in Notes to Consolidated Financial Statements for further details.

The geographic regions consist of the United States, Japan and Other (which principally represent Latin America and Europe). Revenues attributable to each region are based on the location in which licensees are located and where they principally do business.

Reportable data for the Company’s operating segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Licensing revenue:
Women's	$27,634	$31,498	$55,777	$63,561
Men's	9,982	12,130	20,175	24,845
Home	7,824	8,902	15,161	17,567
International	16,207	15,679	29,257	29,912
	$61,647	$68,209	$120,370	$135,885
Operating income (loss):
Women's	$23,349	$28,136	$49,630	$57,851
Men's	(15,202)	7,865	(9,259)	15,513
Home	6,861	7,352	13,486	14,974
International	9,964	8,874	15,484	15,749
Corporate	(9,097)	(14,181)	(19,852)	(19,769)
	$15,875	$38,046	$49,489	$84,318
Licensing revenue by license type:
Direct-to-retail license	$34,260	$39,844	$68,797	$80,260
Wholesale licenses	27,294	28,341	51,451	55,601
Other licenses	93	24	122	24
	$61,647	$68,209	$120,370	$135,885
Licensing revenue by geographic region:
United States	$45,327	$50,658	$89,945	$102,520
Other (1)	16,320	17,551	30,425	33,365
	$61,647	$68,209	$120,370	$135,885

(1)	No single country represented 10% of the Company’s revenues within “Other” in this table for the periods presented.

15. Other Assets- Current and Long-Term

Other Assets - Current

	June 30, 2017	December 31, 2016
Other assets- current consisted of the following:
Notes receivables on sale of trademarks (1)	$3,229	$3,202
Note receivable in connection with Strawberry Shortcake acquisition(2)	—	1,240
Note receivable in connection with acquisition of interest in Buffalo brand	2,515	2,515
Due from DHX Media, Ltd.(3)	2,733	—
Prepaid advertising	3,895	3,322
Prepaid expenses	2,611	877
Deferred charges	193	193
Prepaid taxes	—	15,136
Prepaid insurance	678	18
Due from related parties	3,800	3,600
Other current assets	920	1,573
Other current assets	$20,574	$31,676

(1)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the condensed consolidated balance sheet.  Refer to Note 4 for further details.

(2)

The Note receivable in connection with Strawberry Shortcake acquisition represented amounts due from American Greetings Corporation (“AG”) in respect of non-compete payments pursuant to a License Agreement entered into with AG simultaneously with the closing of the transaction.  This Note receivable was fully paid during the Current Six Months.

(3)	This amount represents the remaining amount due from DHX as a result of the working capital adjustment from the sale of the Entertainment segment. Refer to Note 2 for further details.

Other Assets – Long Term

	June 30,	December 31,
	2017	2016
Other noncurrent assets consisted of the following:
Notes receivable on sale of trademarks (1)	1,755	1,677
Prepaid Interest	7,421	8,061
Deposits	616	613
Other noncurrent assets	140	368
Other noncurrent assets	$9,932	$10,719

(1)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the condensed consolidated balance sheet.  Refer to Note 4 for further details.

16. Other Liabilities – Current

As of June 30, 2017 and December 31, 2016, other current liabilities included amounts of $8.1 million and $1.3 million, respectively, due to certain joint ventures that are not consolidated with the Company.

17. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company located in Luxembourg, is the Euro.  However the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and the Prior Year Quarter, the Company recorded a $3.4 million currency translation loss and a $0.7 million currency translation gain, respectively, that is included in the condensed consolidated statements of operations.  Due to fluctuations in currency in the Current Six Months and Prior Year Six Months, the Company recorded a $3.8 million currency translation loss and a $0.1 million currency translation gain, respectively, that is included in the condensed consolidated statements of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and the Prior Year Quarter, we recognized as a component of our comprehensive income, a foreign currency translation gain of $11.9 million and foreign currency translation loss of $7.5 million, respectively, due to changes in foreign exchange rates during the Current Quarter and the Prior Year Quarter, respectively.  During the Current Six Months and the Prior Year Six Months, we recognized as a component of our comprehensive income, a foreign currency translation gain of $14.5 million and foreign currency translation gain of $5.0 million, respectively, due to changes in foreign exchange rates during the Current Six Months and the Prior Year Six Months, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company’s leases are considered operating leases and are not capitalized under ASC 840.  Under ASC 842, the majority of these leases will qualify for capitalization and will result in the recognition of lease assets and lease liabilities once the new standard is adopted.  The Company is in the process of reviewing lease contracts to determine the impact of adopting ASC 2016-02.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which introduces targeted amendments intended to simplify the accounting for stock compensation.  The ASU was issued as part of the FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions.  The ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classifications for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classifications.  Effective January 1, 2017, the Company adopted the new standard resulting in the Company prospectively recording income tax benefits and deficiencies with respect to stock-based compensation as income tax expense or benefit in the income statement for periods beginning after January 1, 2017. During the Current Quarter and Current Six Months, a $0.2 million expense and $0.3 million expense, respectively, is recorded in our income tax expense line in our condensed consolidated income statement.  The Company adopted the excess tax benefit related to share-based payment arrangements retrospectively.  The adoption resulted in a decrease of $1.6 million in our operating cash flow with a corresponding increase in our financing cash flow for the Prior Year Six Months.  The Company has made an accounting policy election to account for forfeitures when they occur.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718)”, which provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  This ASU should be applied prospectively to an award modified on or after the adoption date.  Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued.  We are currently evaluating the impact of adopting this guidance and will adopt this accounting guidance in future periods.

19. Other Matters

During the Current Quarter and the Prior Year Quarter, the Company included in its selling, general and administrative expenses approximately $2.5 million and $1.9 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation and the class action and derivative litigations.  During the Current Six Months and the Prior Year Six Months, the Company included in its selling, general and administrative expenses approximately $4.7 million and $7.3 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation and the class action and derivative litigations.  As previously disclosed, on November 4, 2016, the Company received a letter from the Staff of the U.S. Securities and Exchange Commission – Division of Corporate Finance, formally communicating that the Staff has completed its ongoing review of the Company’s Forms 10-K for the years ended December 31, 2013 through 2015.

The Company was notified that its existing Mossimo license agreement with Target Corporation would not be renewed subsequent to early 2019.  The Company is actively seeking to replace this license.  In accordance with ASC 350, the Company made a qualitative assessment of the fair value of the Mossimo trademarks in the Women’s segment and, although a triggering event has occurred, the Company does not believe this triggering event resulted in an impairment as of June 30, 2017.

20. Subsequent Events

Senior Secured Notes.  In July 2017, in connection with the sale of the Entertainment segment, the Company made a mandatory principal prepayment on its Senior Secured Notes of $152.2 million.

Sale of NGX, LLC.  In July 2017, the Company sold its 51% ownership interest in NGX, LLC (“NGX”) for a total purchase price of approximately $2.4 million, effectively reducing its investment in NGX to zero.

Purchase of Iconix Canada.  In July 2017, the Company purchased the remaining 50% ownership interest in both Iconix Canada L.P. and Ico Brands L.P. (together with Iconix Canada L.P., collectively, “Iconix Canada”) owned by its joint venture partner for $19.0 million plus 50% of the net asset value of Iconix Canada (estimated to be approximately $2.0 million), in cash, of which $9.0 million was paid at closing and the remaining $10.0 million will be paid over a two-year period.  The Company also paid 50% of the estimated net asset value of Iconix Canada at closing, subject to a post-closing reconciliation based on 50% of the actual net asset value of Iconix Canada.

New Senior Secured Term Loan. On August 2, 2017, the Company entered into a new five-year $300 million senior secured term loan facility with Deutsche Bank AG.  The new $300 million term loan will bear interest at LIBOR plus 7% per annum.  Proceeds will be used to repay the Company’s convertible senior subordinated notes due March 2018 (the 1.50% Convertible Notes).

Complex Media. In July 2017, the Company received $2.7 million in cash of the total $3.7 million which was being held in escrow as a result of the sale of our investment in Complex Media.  In accordance with the terms of the sale agreement, the remaining $1.0 million is expected to be released to the Company in 2018.  Refer to Note 4 for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary. Iconix Brand Group is a brand management company and owner of a diversified portfolio of over 30 global consumer brands across women’s, men’s and home industry segments.  Additionally, the Company owned and operated an Entertainment segment of which for both the Current Quarter and Current Six Months is included in our discontinued operations in the Company’s unaudited condensed consolidated income statement and as of December 31, 2016 is classified as assets held for sale in the Company’s condensed consolidated balance sheet pursuant to a definitive agreement dated May 9, 2017 to sell the businesses underlying the entertainment segment of which the sale was completed on June 30, 2017 (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements).  The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

As of June 30, 2017, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer  ® , Rampage  ® , Mudd  ® , London Fog  ® , Mossimo  ® , Ocean Pacific/OP  ® , Danskin /Danskin Now ® , Rocawear  ®  /Roc Nation  ® , Artful Dodger  ® , Cannon  ® , Royal Velvet  ® , Fieldcrest  ® , Charisma  ® , Starter  ® , Waverly  ® , Ecko Unltd  ®  /Mark Ecko Cut & Sew ® , Zoo York  ® , Umbro  ® and Lee Cooper  ®; and interests in Material Girl  ® , Ed Hardy  ® , Truth or Dare  ® , Modern Amusement  ® , Buffalo  ® , Nick Graham  ® , Hydraulic ®  and Pony ® .

The Company looks to monetize the Intellectual Property (herein referred to as “IP”) related to its brands throughout the world and in all relevant categories by licensing directly with leading retailers (herein referred to as “direct to retail” or “DTR”), through a consortia of wholesale licensees, through joint ventures in specific territories and via other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels. The licensees are responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with marketing, advertising and promotional campaigns designed to increase brand awareness. Additionally, the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

Globally, the Company has over 50 DTR licenses and more than 400 total licenses.  Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and without inventory, production or distribution costs or risks, and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows.  As of July 1, 2017, the Company had over $500 million of aggregate guaranteed royalty revenue over the terms of the Company’s existing contracts excluding renewals.  The Company’s principal OP DTR license agreement was not renewed and its Starter DTR license agreement will not be renewed for a subsequent term.  The Company was also notified that its existing Mossimo license agreement for men’s apparel would not be renewed for a subsequent term and the remainder of the categories included in its currently existing DTR license agreement are expected to be renewed for one additional short term through early 2019.  The Company is actively seeking to place these brands with new or existing licensees.  At this time, we are uncertain how the terms and conditions of any potential replacement licensing arrangements could affect our future revenues and cash flows.

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

Due to the sale of the Entertainment segment (see Note 2 in Notes to Unaudited Condensed Consolidated Financial Statements), we have classified the results of our Entertainment segment as discontinued operations in our condensed consolidated income statement for all periods presented.  Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet as of December 31, 2016.  On May 9, 2017, we signed a definitive agreement to sell these businesses and completed the sale of the businesses on June 30, 2017.

The Company identifies its operating segments according to how business activities are managed and evaluated and, for which separate financial information is available and utilized on a regular basis by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.  As of October 1, 2016, the Company has disclosed the following operating segments:  men’s, women’s, home, entertainment, and international.  The Company updated its Prior Year Quarter and Prior Year Six Months segment data to conform to the new reportable operating segments.  During the Current Six Months, we have classified the results of our Entertainment operating segment as discontinued operations in our condensed consolidated income statement for all periods presented.  See Note 2 in Notes to Consolidated Financial Statements for further details.

Therefore, the Company has disclosed these reportable segments for the periods shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Licensing revenue:
Women's	$27,634	$31,498	$55,777	$63,561
Men's	9,982	12,130	20,175	24,845
Home	7,824	8,902	15,161	17,567
International	16,207	15,679	29,257	29,912
	$61,647	$68,209	$120,370	$135,885
Operating income (loss):
Women's	$23,349	$28,136	$49,630	$57,851
Men's	(15,202)	7,865	(9,259)	15,513
Home	6,861	7,352	13,486	14,974
International	9,964	8,874	15,484	15,749
Corporate	(9,097)	(14,181)	(19,852)	(19,769)
	$15,875	$38,046	$49,489	$84,318

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total licensing revenue for the Current Quarter was $61.6 million, a 10% decrease as compared to $68.2 million for the Prior Year Quarter. Total licensing revenue was negatively impacted by approximately $1.6 million due to the sale of the Sharper Image brand. Excluding Sharper Image, licensing revenue was down 7%. The women’s segment decreased 12% from $31.5 million in the Prior Year Quarter to $27.6 million in the Current Quarter primarily due to a decrease in licensing revenue from our Danskin and OP brands. The men’s segment decreased 18% from $12.1 million in the Prior Year Quarter to $10.0 million in the Current Quarter mainly due to a decline in our Starter brand. The home segment decreased 12% from $8.9 million in the Prior Year Quarter to $7.8 million in the Current Quarter primarily due to the sale of the Sharper Image brand. Excluding Sharper Image, the home segment increased 7%, primarily due to strength from our Charisma brand. The international segment increased 3% from $15.7 million in the Prior Year Quarter to $16.2 million in the Current Quarter, mainly due to an increase in our business in China and Latin America.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $26.8 million for the Current Quarter as compared to $29.5 million for the Prior Year Quarter, a decrease of $2.7 million or 9%. SG&A from the women’s segment decreased 38% from $4.1 million in the Prior Year Quarter to $2.5 million in the Current Quarter mainly due to a $1.4 million decrease in accounts receivables reserves and write-offs. SG&A from the men’s segment increased 16% from $3.8 million in the Prior Year Quarter to $4.4 million in the Current Quarter primarily due to a $0.6 million increase in accounts receivables reserves and write-offs. SG&A from the home segment decreased 38% from $1.6 million in the Prior Year Quarter to $1.0 million in the Current Quarter primarily due to a $0.4 million decrease in compensation costs. SG&A from the international segment decreased 17% from $7.7 million in the Prior Year Quarter to $6.4 million in the Current Quarter mainly due to a $0.8 million decrease in accounts receivables reserves and write-offs. Corporate SG&A increased 1% from $12.4 million in the Prior Year Quarter to $12.5 in the Current Quarter million primarily due to an increase of $0.7 million in compensation costs offset by a $0.5 million decrease in professional fees.

Depreciation and Amortization. Depreciation and amortization was $0.6 million for the Current Quarter, compared to $0.9 million in the Prior Year Quarter. The decrease was mainly due to $0.2 million lower amortization costs related to the Artful Dodger brand.

Equity Earnings on Joint Ventures. Equity earnings on joint ventures was $1.1 million for the Current Quarter, compared to $1.4 million for the Prior Year Quarter. The decrease was primarily due to a $0.3 million decrease in income in our Australia joint venture.

Gain on Deconsolidation of Joint Venture.  Gain on deconsolidation of joint venture was $3.8 million for the Current Quarter, compared to zero for the Prior Year Quarter due to the deconsolidation of Southeast Asia joint venture.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was zero for the Current Quarter, compared to a loss of $1.1 million in the Prior Year Quarter. The decrease was primarily due to a loss of $1.9 million realized on the sale of the Ed Hardy brand in China, slightly offset by a gain on the sale of the London Fog brand in Korea.

Loss on Termination of Licenses. Loss on the termination of licenses was a $23.2 million for the Current Quarter as compared to zero in the Prior Year Quarter. The charge was mostly related to licensee terminations associated with the transition of a new license in the Current Quarter.

Operating Income. Total operating income for the Current Quarter decreased to $15.9 million, or approximately 26% of total revenue, compared to approximately $38.0 million or approximately 56% of total revenue in the Prior Year Quarter. Excluding the loss on termination of licenses and the gain on deconsolidation of joint venture, Operating Income for the Current Quarter was $35.3 million or 57% of total revenue. Operating income from the women’s segment was $23.3 million in the Current Quarter compared to $28.1 million in the Prior Year Quarter. Operating loss from the men’s operating segment was $15.2 million in the Current Quarter compared to income of $7.9 million in the Prior Year Quarter. Operating income from the home segment was $6.9 million in the Current Quarter compared to $7.4 million in the Prior Year Quarter. Excluding the Operating income from the Sharper Image brand, Operating Income for the home segment was $5.8 million for the Prior Year Quarter.  Operating income from the international segment was $10.0 million in the Current Quarter compared to $8.9 million in the Prior Year Quarter. Corporate operating loss was $9.1 million in the Current Quarter compared to operating loss of $14.2 million in the Prior Year Quarter.

Other Expenses-Net. Other expenses- net was approximately $31.3 million for the Current Quarter as compared to $16.7 million for the Prior Year Quarter, an increase of $14.7 million. The increase was primarily due to the loss on extinguishment of debt, which was a loss of $13.9 million in the Current Quarter as compared to a gain of $4.3 million in the Prior Year Quarter. The loss in the Current Quarter related to the pay down of principal on the $300 million Senior Secured Term Loan while the gain in the Prior Year Quarter was related to the buybacks of our 1.50% and 2.50% convertible notes. The loss was somewhat offset by lower net interest expense which was $14.0 million in the Current Quarter as compared to $21.7 million in the Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 35.6% which resulted in a $5.5 million income tax benefit, as compared to an effective income tax rate of 32.2% in the Prior Year Quarter which resulted in the $6.9 million income tax expense.  The increase in income tax rate is a result of the projected mix of income in the Current Quarter versus the Prior Year Quarter.

Net Income from Continuing Operations. Our net loss from continuing operations was approximately $9.9 million in the Current Quarter, compared to net income of approximately $14.5 million in the Prior Year Quarter, as a result of the factors discussed above.

Discontinued Operations.  In the three months ended March 31, 2017, our Board of Directors approved a plan to sell the businesses underlying the Entertainment segment.  As a result, we have classified the results of our Entertainment segment as discontinued operations in our condensed consolidated income statement for all periods presented.  Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet as of December 31, 2016.  On May 9, 2017, we signed a definitive agreement to sell these businesses and completed the sale on June 30, 2017.  See Note 2 to our condensed consolidated financial statements included in this report.

Current Six Months compared to Prior Six Months

Licensing Revenue. Total licensing revenue for the Current Six Months was $120.4 million, a 11% decrease as compared to $135.9 million for the Prior Year Six Months. Total licensing revenue was negatively impacted by approximately $3.3 million due to the sale of the Sharper Image and Badgley Mischka brands. Excluding Sharper Image and Badgley Mischka, licensing revenue was down 9%. The women’s segment decreased 12% from $63.6 million in the Prior Year Six Months to $55.8 million in the Current Six Months primarily due to a decrease in licensing revenue from our Danskin and OP brands. The men’s segment decreased 19% from $24.8 million in the Prior Year Six Months to $20.2 million in the Current Six Months primarily due to a decline in our Starter brand. The home segment decreased 14% from $17.6 million in the Prior Year Six Months to $15.2 million in the Current Six Months mainly due to the sale of the Sharper Image brand. Excluding Sharper Image, the home segment increased 5%, primarily due to strength from our Charisma brand. The international segment decreased 2% from $29.9 million in the Prior Year Six Months to $29.3 million in the Current Six Months, mainly due to a decrease in our business in Canada and SE Asia somewhat offset by an increase in our business in China.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $52.2 million for the Current Six Months as compared to $62.1 million for the Prior Year Six Months, a decrease of $9.9 million or 16%. SG&A from the women’s segment decreased 27% from $7.0 million in the Prior Year Six Months to $5.2 million in the Current Six Months mainly due to a $1.7 million decrease in accounts receivables reserves and write-offs. SG&A from the men’s segment increased 1% from $8.4 million in the Prior Year Six Months to $8.5 million in the Current Six Months primarily due to a $0.2 million increase in consulting fees. SG&A from the home segment decreased 35% from $2.6 million in the Prior Year Six Months to $1.7 million in the Current Six Months mainly due to a $0.8 million decrease in advertising costs. SG&A from the international segment decreased 8% from $15.1 million in the Prior Year Six Months to $13.9 million in the Current Six Months mainly due to a $0.9 million decrease in compensation costs. Corporate SG&A decreased 21% from $28.9 million in the Prior Year Six Months to $22.9 in the Current Six Months million primarily due to a decrease of $3.4 million in compensation costs mainly related to a $1.9 million cash payment paid to Mr. Haugh upon commencement of his employment with the Company in the Prior Year Six Months.

Depreciation and Amortization. Depreciation and amortization was $1.2 million for the Current Six Months, compared to $1.9 million in the Prior Year Six Months. The decrease was mainly due to $0.5 million lower amortization costs related to the Artful Dodger brand.

Equity Earnings on Joint Ventures. Equity earnings on joint ventures was $2.0 million for the Current Six Months, compared to $2.6 million for the Prior Year Six Months. The decrease was mainly due to a $0.4 million decrease in income in our Australia joint venture.

Gain on Deconsolidation of Joint Venture.  Gain on deconsolidation of joint venture was $3.8 million for the Current Six Months, compared to zero for the Prior Year Six Months due to the deconsolidation of Southeast Asia joint venture.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was zero for the Current Six Months, compared to a gain of $9.8 million in the Prior Year Six Months. The gain in the Prior Year Six Months was mostly related to the sale of the Badgley Mischka brand.

Loss on Termination of Licenses. Loss on the termination of licenses was a $23.2 million for the Current Six Months as compared to zero in the Prior Year Six Months. The charge was mostly related to licensee terminations associated with the transition of a new license in the Current Six Months.

Operating Income. Total operating income for the Current Six Months decreased to $49.5 million, or approximately 41% of total revenue, compared to approximately $84.3 million or approximately 62% of total revenue in the Prior Year Six Months. Excluding the loss on termination of licenses and gain on deconsolidation of joint venture, Operating Income for the Current Six Months was $68.9 million or 57% of total revenue. Operating income from the women’s segment was $49.6 million in the Current Six Months compared to $57.9 million in the Prior Year Six Months. Operating loss from the men’s operating segment was $9.3 million in the Current Six Months compared to income of $15.5 million in the Prior Year Six Months. Operating income from the home segment was $13.5 million in the Current Six Months compared to $15.0 million in the Prior Year Six Months. Excluding the Operating Income from the Sharper Image brand, Operating Income for the home segment was $12.1 million for the Prior Year Six Months. Operating income from the international segment was $15.5 million in the Current Six Months compared to $15.7 million in the Prior Year Six Months. Corporate operating loss was $19.9 million in the Current Six Months compared to operating loss of $19.8 million in the Prior Year Six Months.

Other Expenses-Net. Other expenses- net was approximately $51.9 million for the Current Six Months as compared to $36.5 million for the Prior Year Six Months, an increase of $15.4 million. The increase was primarily related to a $23.7 million increase in the loss on extinguishment of debt, which was a loss of $19.4 million in the Current Six Months as compared to a gain of $4.3 million in the Prior Year Six Months. The loss in the Current Six Months related to the pay down of principal on the $300 million Senior Secured Term Loan while the gain in the Prior Year Six Months was related to the buybacks of our 1.50% and 2.50% convertible notes. The loss was somewhat offset by lower net interest expense which was $28.6 million in the Current Quarter as compared to $40.9 million in the Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Six Months is approximately (16.3%) which resulted in a $0.4 million income tax expense, as compared to an effective income tax rate of 32.9% in the Prior Year Six Months which resulted in the $15.7 million income tax expense.  The decrease in the effective tax rate for the Current Six Months as compared to the Prior Year Six Months is primarily a result of the change in estimate related to the potential outcome of certain state and local income tax audits.  The Company expensed approximately $2.0 million as a discrete item in the Current Six Months related to this item.  The impact of the discrete item resulted in tax expense as opposed to income tax benefit on the pre-tax loss for the Current Six Months.

Net Income from Continuing Operations. Our net loss from continuing operations was approximately $2.8 million in the Current Six Months, compared to net income from continuing operations of approximately $32.1 million in the Prior Year Six Months, as a result of the factors discussed above.

Discontinued Operations.  In the three months ended March 31, 2017, our Board of Directors approved a plan to sell the businesses underlying the Entertainment segment.  As a result, we have classified the results of our Entertainment segment as discontinued operations in our condensed consolidated income statement for all periods presented.  Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet as of December 31, 2016.  On May 9, 2017, we signed a definitive agreement to sell these businesses and and completed the sale on June 30, 2017.  See Note 2 to our condensed consolidated financial statements included in this report.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At June 30, 2017 and December 31, 2016, our cash totaled $108.9 million and $137.1 million, respectively, not including short-term restricted cash of $204.2 million and $177.3 million, respectively.  Our short term restricted cash primarily consists of collection and investment accounts related to our Senior Secured Term Loan and our Senior Secured Notes.

During the Current Quarter, the Company made a one-time cash distribution of approximately $72.5 million from its foreign subsidiaries to its U.S. parent.  The cash was utilized to repay a portion of the outstanding principal balance of the Company’s Senior Secured Term Loan and the corresponding prepayment premium as discussed in Note 7.  The Company has accrued no additional taxes associated with this distribution as it currently believes the distribution will be non-taxable for U.S. tax purposes as a return of capital.  As of June 30, 2017, approximately $4.8 million, or 1%, of our total cash (including restricted cash) was held in foreign subsidiaries.  Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations.  Cash held in these foreign subsidiaries is otherwise considered unrestricted and available for use outside the U.S.

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

Changes in Working Capital

At June 30, 2017 and December 31, 2016 the working capital ratio (current assets to current liabilities) was 1.02 to 1 and 2.75 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased $37.8 million from $57.1 million in the Prior Year Six Months to $19.3 million in the Current Six Months due primarily to a decrease of net income from continuing operations of $34.9 million from net income of $32.1 million in the Prior Year Six Months to net loss of $2.8 million in the Current Six Months as well as adjustments for income from discontinued operations of $8.0 million in the Prior Year Six Months to income from discontinued operations of $51.4 million in the Current Six Months.  The change in the non-cash adjustments is primarily as a result of the following: 1) loss on extinguishment of debt of $19.4 million in the Current Six Months as compared to a gain on extinguishment of debt of $4.3 million in the Prior Year Six Months, 2) decrease of gains on sale of trademarks from $9.8 million in the Prior Year Six Months to zero in the Current Six Months, 3) a non-cash loss on foreign currency translation of $3.8 million in the Current Six Months and 4) a non-cash gain on deconsolidation of joint venture of $3.8 million as compared to a gain on foreign currency translation of $0.1 million in the Prior Year Six Months offset by the following: 1) a decrease of $15.9 million in the deferred income tax provision from $9.4 million in the Prior Year Six Months to a deferred income tax benefit of $6.4 million in the Current Six Months, 2) a decrease in amortization of convertible note discount from $15.5 million in the Prior Year Six Months as compared to $8.9 million in the Current Six Months, and 3) a decrease in the provision for doubtful accounts from $7.2 million in the Prior Year Six Months to $4.9 million in the Current Six Months.  These non-cash adjustments are offset by cash used in working capital items of $13.2 million in the Current Six Months as compared to cash used in working capital items of $13.0 million in the Prior Year Six Months and a decrease in net cash from discontinued operations activities from cash provided by discontinued operations of $14.3 million in the Prior Year Six Months to cash used in discontinued operations of $0.7 million in the Current Six Months.

Investing Activities

Net cash provided by investing activities increased approximately $297.8 million, from cash provided by investing activities of $35.5 million in the Prior Year Six Months to cash provided by investing activities of $333.4 million in the Current Six Months. The increase between both periods is primarily due to the proceeds of $345.0 million received on the sale of our Entertainment segment which is included within net cash provided by continuing investing activities offset primarily due to the cash received in the Prior Year Six Months from the sale of BBC Ice Cream, sale of Badgley Mischka and the sale of TangLi International Holding Ltd. as well as the cash received from the note due from Buffalo International of which there were no comparable amounts received in the Current Six Months.

Financing Activities

Net cash used in financing activities increased approximately $258.7 million, from cash used in financing activities of $133.8 million in the Prior Year Six Months to cash used in financing activities of $392.4 million in the Current Six Months. The increase between both periods is primarily due to the payment of long-term debt of $330.1 million in cash as well as the corresponding make-whole premium payment of $13.9 million in the Current Six Months, offset by a decrease in payment of prepaid financing costs of $35.8 million and the proceeds from long-term debt of $300.0 million from the Prior Year Quarter of which there was no comparable amounts in the Current Six Months as well as an increase in restricted cash period over period.

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

Also, during the June 30, 2017 financial close process, a material weakness was identified in the Company’s controls related to the monitoring of reconsideration events under the variable interest model as it relates to the Company’s joint venture accounting.

Addressing the Material Weaknesses

The material weaknesses which existed at December 31, 2015 were remediated at December 31, 2016. However, management concluded at December 31, 2016, that certain management review controls related to our statement of cash flows and our intangible asset impairment testing were not adequate as the controls in place failed to detect certain material errors. In 2017, additional review procedures are being performed by the Senior Vice President-Finance and the Chief Financial Officer and certain additional control procedures have been adopted to mitigate these material weaknesses.  Also, management is implementing additional procedures to address the material weakness identified in the Company’s Q2 2017 financial close process.

We are in the process of remediating the above weaknesses and testing the operating effectiveness of the new and existing controls. The material weaknesses cannot be considered completely addressed until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  As a result of the foregoing, the principal executive officer and the principal financial and accounting officer concluded that as of June 30, 2017, certain of the Company’s disclosure controls and procedures, including management review controls related to our statement of cash flows and our intangible asset impairment testing, and financial reporting related to reconsideration events of joint venture accounting, were not effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the six months ended June 30, 2017, that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed above.

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

In March 2017, Premier Goal Club LLC (Premier) and Balanced Tech Corp. (Balanced Tech), two licensees of the Umbro trademark, commenced an action captioned Premier Goal Club LLC and Balanced Tech Corp. v. Umbro IP Holdings LLC, Index No. 651299/2017 in New York State Supreme Court, New York County against Umbro IP Holdings LLC , a subsidiary of the Company.  This matter was settled in June 2017.

Two shareholder derivative complaints captioned James v. Cuneo et al, Docket No. 1:16-cv-02212 and Ruthazer v. Cuneo et al, Docket No. 1:16-cv-04208 have been consolidated in the United States District Court for the Southern District of New York, and three shareholder derivative complaints captioned De Filippis v. Cuneo et al. Index No. 650711/2016, Gold v. Cole et al, Index No. 53724/2016 and Rosenfeld v. Cuneo et al., Index No. 510427/2016 have been consolidated in the Supreme Court of the State of New York, New York County.  The complaints name the Company as a nominal defendant and assert claims for breach of fiduciary duty, insider trading and unjust enrichment against certain of the Company's current and former directors and officers arising out of the Company's recent restatement of financial reports and certain employee departures.  At this time, the Company is unable to estimate the ultimate outcome of these legal matters.

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

From time to time, the Company is also made a party to litigation incurred in the normal course of business. In addition, in connection with litigation commenced against licensees for non-payment of royalties, certain licensees have asserted unsubstantiated counterclaims against the Company.  While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.See Note 10 of Notes to Condensed Consolidated Financial Statements.

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

As of June 30, 2017, our consolidated balance sheet reflects debt of approximately $962.0 million (which is net of $8.2 million of debt issuance costs), including secured debt of $685.4 million under our Senior Secured Notes and Variable Funding Notes. In accordance with ASC 470, our 1.50% Convertible Notes are included in our $962.0 million of consolidated debt at a net debt carrying value of $284.7 million; however, the principal amount owed to the holders of our 1.50% Convertible Notes is $295.1 million (due March 2018). In addition, in March 2016, we entered into the Credit Agreement pursuant to which the lenders thereto are providing us a Senior Secured Term Loan which was scheduled to mature in 2021, the net cash proceeds of which were used to satisfy the Company’s outstanding obligations under the 2.50% Convertible Notes.  As of June 30, 2016, the Company fully repaid the outstanding principal balance of the Senior Secured Term Loan. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our debt obligations:

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

In addition, as of June 30, 2017, approximately $4.8 million, or 1%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

While we believe that by virtue of the cash on our balance sheet as of June 30, 2017, the proceeds of the Senior Secured Term Loan, and the guaranteed minimum and percentage royalty payments due to us under our licenses, we will generate sufficient revenue from our licensing operations to satisfy our obligations for the foreseeable future. In the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees, such that the loss of any of such licensees or their renewal on terms less favorable than today, could slow our growth plans, decrease our revenue and impair our cash flows.

Our licenses with Wal-Mart, Target, Kohl’s, Kmart/Sears and Global Brands Group represent, each in the aggregate, our five largest direct-to-retail licensees during the Current Six Months, representing approximately 18%, 13%, 9%, 7% and 6%, respectively, of our total revenue for such period.

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

The Company’s principal OP DTR license agreement was not renewed and its Starter DTR license agreement will not be renewed for a subsequent term.  The Company was also notified that its existing Mossimo license agreement for men’s apparel would not be renewed for a subsequent term and the remainder of the categories included in its currently existing DTR license agreement are expected to be renewed for one additional short term through early 2019.  The Company is actively seeking to place these brands with new or existing licensees.  At this time, we are uncertain how the terms and conditions of any potential replacement licensing arrangements could affect our future revenues and cash flows.

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

As of June 30, 2017, goodwill represented approximately $167.8 million, or approximately 10% of our total consolidated assets, and trademarks and other intangible assets represented approximately $990.5 million, or approximately 59% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

Based on the results of the Company’s annual impairment testing during the fourth quarter for the year ended December 31, 2016, the Company determined that certain intangible assets across all operating segments were impaired.

There can be no assurance that any future downturn in the business of any of the Company’s segments will not result in a further write-down of goodwill or trademarks, which would either decrease the Company’s net income or increase the Company’s net loss, which may or may not have a material impact to the Company’s consolidated income statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities in the Current Quarter.

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 - April 30	7,290	$7.01	—	$—
May 1 - May 31	3,019	$6.21	—	$—
June 1 - June 30	209	$6.54	—	$—
Total	10,518	$6.77	—	$—

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

Iconix Brand Group, Inc.
(Registrant)

Date: August 14, 2017	/s/ John N. Haugh
John N. Haugh
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)