Form 10-Q
period 2017-09-30
ICONIX BRAND GROUP, INC.
filed 2017-12-22
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

Common Stock, $.001 Par Value- 57,213,279 shares as of December 20, 2017.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$50,966	$137,114
Restricted cash	279,759	177,269
Accounts receivable, net	64,855	64,376
Other assets – current	23,229	31,676
Current assets held for sale	—	302,342
Total Current Assets	418,809	712,777
Property and equipment:
Furniture, fixtures and equipment	21,600	20,508
Less: Accumulated depreciation	(15,102)	(13,827)
	6,498	6,681
Other Assets:
Other assets	8,179	10,719
Deferred income tax asset	6,122	884
Trademarks and other intangibles, net	468,520	1,003,895
Investments and joint ventures	114,080	99,309
Goodwill	63,882	171,250
	660,783	1,286,057
Total Assets	$1,086,090	$2,005,515
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$36,518	$60,401
Deferred revenue	8,780	8,399
Current portion of long-term debt	553,549	160,435
Other liabilities – current	8,648	1,311
Current liabilities held for sale	—	28,583
Total Current Liabilities	607,495	259,129
Deferred income tax liability	52,762	86,099
Other tax liabilities	1,078	5,243
Long-term debt, less current maturities	459,769	1,093,725
Other liabilities	11,918	9,946
Total Liabilities	1,133,022	1,454,142
Redeemable Non-Controlling Interest, net of installment payments due from non-controlling interest holders, redemption value of $30,729 and $60,665, respectively	30,729	56,729
Commitments and contingencies
Stockholders’ (Deficit) Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 90,129 and 89,717, respectively	90	89
Additional paid-in capital	1,039,538	1,033,729
Retained (loss) earnings	(248,053)	257,704
Accumulated other comprehensive loss	(50,153)	(70,428)
Less: Treasury stock – 32,810 and 32,680 shares at cost, respectively	(844,030)	(842,952)
Total Iconix Brand Group, Inc. Stockholders’ (Deficit) Equity	(102,608)	378,142
Non-Controlling Interest, net of installment payments due from non-controlling interest holders	24,947	116,502
Total Stockholders’ (Deficit) Equity	(77,661)	494,644
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$1,086,090	$2,005,515

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Licensing revenue	$53,165	$60,457	$173,535	$196,342
Selling, general and administrative expenses	21,509	29,870	73,702	91,976
Loss on termination of licenses	2,750	—	25,980	—
Depreciation and amortization	592	233	1,814	2,093
Equity earnings on joint ventures	(483)	(574)	(2,475)	(3,130)
Gain on deconsolidation of joint venture	—	—	(3,772)	—
Gain on sale of trademarks	(875)	(147)	(875)	(9,991)
Trademark impairment	521,653	—	521,653	—
Goodwill impairment	103,877	—	103,877	—
Operating (loss) income	(595,858)	31,075	(546,369)	115,394
Other expenses (income):
Interest expense	16,911	18,334	45,787	59,751
Interest income	(150)	(140)	(417)	(687)
Other income	(2,648)	(10,164)	(2,649)	(10,180)
Loss (gain) on extinguishment of debt	1,539	(4,186)	20,939	(8,473)
Foreign currency translation loss (gain)	(1,091)	733	2,755	617
Other expenses – net	14,561	4,577	66,415	41,028
(Loss) income from continuing operations before income taxes	(610,419)	26,498	(612,784)	74,366
Provision (benefit) for income taxes	(29,606)	9,433	(29,220)	25,157
Net (loss) income from continuing operations	(580,813)	17,065	(583,564)	49,209
Less: Net income attributable to non-controlling interest from continuing operations	(30,242)	2,885	(23,857)	9,802
Net (loss) income from continuing operations attributable to Iconix Brand Group, Inc.	(550,571)	14,180	(559,707)	39,407

(Loss) income from discontinued operations before income taxes	(2,308)	3,231	(26,232)	13,857
Gain (loss) on sale of Entertainment segment	(228)	—	104,099	—
Provision (benefit) for income taxes	(406)	497	28,555	3,074
Net income (loss) from discontinued operations	(2,130)	2,734	49,312	10,783
Less: Net income attributable to non-controlling interest from discontinued operations	—	1,698	2,943	4,778
Net income (loss) from discontinued operations attributable to Iconix Brand Group, Inc.	(2,130)	1,036	46,369	6,005

Net (loss) income attributable to Iconix Brand Group, Inc.	$(552,701)	$15,216	$(513,338)	$45,412

(Loss) earnings per share - basic:
Continuing operations	$(9.64)	$0.26	$(9.83)	$0.77
Discontinued operations	$(0.04)	$0.02	$0.81	$0.12
(Loss) earnings per share - basic	$(9.67)	$0.27	$(9.02)	$0.89

(Loss) earnings per share - diluted:
Continuing operations	$(9.64)	$0.25	$(9.83)	$0.75
Discontinued operations	$(0.04)	$0.02	$0.81	$0.11
(Loss) earnings per share - diluted	$(9.67)	$0.27	$(9.02)	$0.86
Weighted average number of common shares outstanding:
Basic	57,189	55,584	57,081	51,060
Diluted	57,189	57,355	57,081	52,802

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income from continuing operations	$(580,813)	$17,065	$(583,564)	$49,209
Other comprehensive income (loss):
Foreign currency translation gain (loss)	6,353	3,000	20,900	7,955
Change in fair value of available for sale securities	46	47	(625)	(2,179)
Total other comprehensive income	6,399	3,047	20,275	5,776
Comprehensive (loss) income	$(574,414)	$20,112	$(563,289)	$54,985
Less: comprehensive income attributable to non-controlling interest from continuing operations	(30,242)	2,885	(23,857)	9,802
Comprehensive (loss) income from continuing operations attributable to Iconix Brand Group, Inc.	$(544,172)	$17,227	$(539,432)	$45,183

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ (Deficit) Equity

Nine Months Ended September 30, 2017

(in thousands)

	Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	In Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2017	89,717	$89	$1,033,729	$257,704	$(70,428)	$(842,952)	$116,502	$494,644
Shares issued on vesting of restricted stock	412	1	—	—	—	—	—	1
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(1,078)	—	(1,078)
Compensation expense in connection with restricted stock and stock options	—	—	4,248	—	—	—	—	4,248
Write off of accretion expense due to deconsolidation of joint venture	—	—	—	4,527	—	—	—	4,527
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	2,925	2,925
Elimination of non-controlling interest related to sale of the Entertainment segment	—	—	—	—	—	—	(36,907)	(36,907)
Additional paid in capital associated with purchase of additional interest in Iconix Canada joint venture	—	—	1,473	—	—	—	—	1,473
Elimination of non-controlling interest related to purchase of additional interest in Iconix Canada joint venture	—	—	—	—	—	—	(19,530)	(19,530)
Elimination of non-controlling interest related to the sale of NGX	—	—	—	—	—	—	(2,529)	(2,529)
Change in redemption value of redeemable non-controlling interest	—	—	—	3,054	—	—	—	3,054
Change in fair value of available for sale securities	—	—	—	—	(625)	—	—	(625)
Net (loss) income	—	—	—	(513,338)	—	—	(20,914)	(534,252)
Tax benefit related to amortization of convertible notes' discount	—	—	78	—	—	—	—	78
Foreign currency translation	—	—	10	—	20,900	—	—	20,910
Distributions to joint ventures	—	—	—	—	—	—	(14,600)	(14,600)
Balance at September 30, 2017	90,129	$90	$1,039,538	$(248,053)	$(50,153)	$(844,030)	$24,947	$(77,661)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income from continuing operations	$(583,564)	$49,209
Income from discontinued operations	$49,312	$10,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,247	1,129
Amortization of trademarks and other intangibles	567	964
Amortization of deferred financing costs and debt discount	2,299	7,233
Amortization of convertible note discount	13,225	17,789
Stock-based compensation expense	3,825	4,498
Provision for doubtful accounts	5,386	8,348
Earnings on equity investments in joint ventures	(2,475)	(3,130)
Distributions from equity investments	2,824	3,412
Gain on deconsolidation of joint venture	(3,772)	—
Gain on sale of trademarks, net	(875)	(9,991)
Loss on sale of NGX	79	—
Gain on sale of Complex Media	(2,728)	(10,164)
Loss (gain) on extinguishment of debt	20,939	(8,473)
Goodwill impairment	103,877	—
Trademark impairment	521,653	—
Deferred income tax (benefit) provision	(31,721)	16,528
Loss (gain) on foreign currency translation	2,755	617
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(4,596)	(7,043)
Other assets – current	(9,541)	(1,198)
Other assets	2,543	6,188
Deferred revenue	(13)	(4,588)
Accounts payable and accrued expenses	(34,375)	(6,537)
Other tax liabilities	(4,165)	—
Other liabilities	(297)	1,190
Net cash provided by continuing operating activities	3,097	65,981
Net cash (used in) provided by discontinued operating activities	(6,966)	12,980
Net cash (used in) provided by operating activities	(3,869)	78,961
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(829)	(844)
Acquisition of additional interest in Iconix MENA	(1,800)	—
Acquisition of interest in Galore Media	—	(500)
Acquisition of remaining interest in Iconix Canada	(11,177)	—
Proceeds received from note due from American Greetings	1,250	3,750
Proceeds received from note due from Buffalo International	—	4,100
Proceeds from sale of BBC Ice Cream	—	3,500
Proceeds from sale of Badgley Mischka	—	14,000
Proceeds from sale of interest in TangLi International Holding Ltd.	—	11,352
Proceeds from sale of interest in Mecox Lane Limited	—	363
Proceeds from sale of Galore Media	250	—
Proceeds from sale of Complex Media	2,728	35,284
Proceeds from sale of NGX	2,561	—
Proceeds from sale of interest in certain Badgley Mischka related assets in respect of the Greater China territory	—	1,200
Proceeds from sale of minority interest in Umbro trademarks in the Greater China territory	—	2,500
Proceeds from sale of interest in Badgley Mischka Canada	375	—
Proceeds from sale of interest in Sharper Image Canada	500	—
Proceeds from sale of trademarks and related notes receivable	—	1,172
Proceeds from sale of discontinued operation, net of cash sold	336,675	—
Decrease in cash and cash equivalents from deconsolidation of joint venture	(1,853)	—
Additions to trademarks	(109)	(134)
Net cash provided by continuing investing activities	328,571	75,743
Net cash used in discontinued investing activities	(84)	(305)
Net cash provided by investing activities	328,487	75,438
Cash flows provided by (used in) financing activities:
Prepaid financing costs	(7,145)	(35,754)
Proceeds from Variable Funding Notes, net of discount and fees	73,437	—
Proceeds from long-term debt, net of discount and fees	288,000	300,000
Payment of long-term debt	(583,157)	(209,428)
Repurchase of convertible notes	(58,810)	(178,973)
Payment of make-whole premium on repayment of long-term debt	(13,933)	—
Payment to Purim	—	(2,000)
Proceeds from sale of trademarks and related notes receivable from consolidated JVs	6,927	4,965
Distributions to non-controlling interests	(3,850)	(9,321)
Tax benefit related to amortization of convertible notes' discount	78	222
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(1,078)	(563)
Restricted cash	(102,490)	(68,262)
Net cash used in continuing financing activities	(402,021)	(199,114)
Net cash used in discontinued financing activities	(23,873)	(4,592)
Net cash provided used in financing activities	(425,894)	(203,706)
Effect of exchange rate changes on cash	2,831	1,433
Net decrease in cash and cash equivalents	(98,445)	(47,874)
Cash and cash equivalents from continuing operations, beginning of period	137,114	156,053
Cash and cash equivalents from discontinued operations, beginning of period	12,297	13,918
Cash and cash equivalents, beginning of period	149,411	169,971
Cash and cash equivalents, end of period	50,966	122,097
Less: Cash and cash equivalents from discontinued operations, end of period	—	14,315
Cash and cash equivalents of continuing operations, end of period	$50,966	$107,782

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2017	2016
Cash paid during the period:
Income taxes (net of refunds received)	$34,836	$5,479
Interest	$51,657	$31,911
Non-cash investing and financing activities:
Issuance of shares in connection with repurchase of convertible notes	$—	$24,324

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2017 (“Current Quarter”) and the nine months ended September 30, 2017 (“Current Nine Months”) are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

During the Current Nine Months, the Company’s Board of Directors approved a plan to sell the businesses underlying our Entertainment segment representing the intellectual property of both the Peanuts and Strawberry Shortcake brands.  As a result, the Company has classified the results of its Entertainment segment as discontinued operations in its condensed consolidated statement of operations for all periods presented.  Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in its condensed consolidated balance sheet as of December 31, 2016.  On May 9, 2017, the Company signed definitive agreements to sell its Entertainment segment.  The sale of the Entertainment segment was completed on June 30, 2017.  See Note 2 for further details.

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

In July 2017, the Company purchased the remaining 50% ownership interest in both Iconix Canada L.P. and Ico Brands L.P (together with Iconix Canada L.P., collectively, “Iconix Canada”) owned by its joint venture partner for $19.0 million plus 50% of the net asset value of Iconix Canada (estimated to be approximately $2.0 million), in cash.  Refer to Note 4 for further details.

In the Current Nine Months, the Company recognized a loss of $26.0 million due to the early termination of licenses and a litigation settlement related to license terminations which has been recorded within loss on termination of licenses in the Company’s condensed consolidated statement of operations.

During the Current Nine Months, the Company adopted four new accounting pronouncements.  Refer to Note 18 for further details.

The Company’s principal Ocean Pacific (“OP”) direct-to-retail (“DTR”) license agreement at Walmart was not renewed upon expiration in June 2017. The Company’s Starter DTR license agreement at Walmart will not be renewed upon expiration in December 2017. In October 2017 the Company also announced that Starter is now available on Amazon exclusively to Amazon Prime members. Additionally, the Company has learned that its Danskin Now license agreement with Walmart will not be renewed upon its expiration in January 2019 and royalty revenue for the Danskin Now brand at Walmart is estimated to decline approximately $15.5 million in 2018. The Company’s Mossimo DTR license agreement at Target will not be renewed upon expiration in October 2018 and royalty revenue for the Mossimo brand at Target is estimated to decline approximately $10.0 million in 2018. The Company is actively seeking to place OP, Danskin and Mossimo with new or existing licensees. At this time, the Company is uncertain how the terms and conditions of any potential replacement licensing arrangements could affect its future revenues and cash flows.

As of September 30, 2017, as a result of a combination of factors, including the DTR non-renewals discussed above, the Company’s revised forecasted future earnings and an overall decline in sales in the retail industry during 2017, the Company conducted an interim indefinite-lived intangible impairment test in accordance with FASB Accounting Standards Codification Topic 350 – Intangibles – Goodwill and Other (“ASC 350”).  In addition, as a result of the recent decline in the Company’s stock price and related market capitalization, the Company determined that there existed a further indication of potential impairment across all of the Company’s intangible assets.  Consequently, the Company accelerated the timing of annual impairment testing of goodwill and intangible assets that is customarily performed in connection with the preparation of its year-end financial statements, and completed such testing in connection with the preparation of its financial statements for the Current Quarter.

In the Current Quarter, the Company recorded a total non-cash asset impairment charge of $521.7 million which is comprised of $135.9 million in the men’s segment, $227.6 million in the women’s segment, $69.5 million in the home segment, and $88.8 million in the international segment to reduce various trademarks in those segments to fair value.  Additionally, the Company recorded a total non-cash goodwill impairment charge of $103.9 million which is comprised of $73.9 million in the women’s segment, $1.5 million in the men’s segment and $28.4 million in the home segment.

Certain reclassifications, which were immaterial, have been made to conform prior year data to the current presentation.

Assessment of Going Concern

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business.  Due to certain developments, including the decision by Target Corporation not to renew the existing Mossimo license agreement following its expiration in October 2018 and by Walmart, Inc. not to renew the existing DanskinNow license agreement following its expiration in January 2019, and the Company’s revised forecasted future earnings, the Company forecasted that it would unlikely be in compliance with certain of its financial debt covenants in 2018 and that it may otherwise face possible liquidity challenges in 2018 as further described below.

As a result, the Company recently engaged in discussions with its lenders to provide relief under its financial debt covenants and on October 27, 2017 entered into an amendment (the “First Amendment”) of its senior secured term loan facility with Deutsche Bank (the “DB Credit Agreement”).  As a result of those negotiations, Deutsche Bank provided the Company with amended financial debt covenants and the Company agreed, among other things, to reduce the size of the credit facility by approximately $75 million to $225 million.

The proceeds of the original senior secured term loan facility were escrowed to be utilized to refinance the Company’s 1.50% Convertible Notes (the “1.50% Convertible Notes”) when they come due in March 2018.   Prior to entering into the First Amendment, the Company had already used $59 million of the escrowed proceeds made available under the original senior secured term loan facility to repay a portion of the 1.50% Convertible Notes and accrued interest.  In connection with the First Amendment, the remaining escrowed funds from the original senior secured term loan facility were returned to Deutsche Bank and the bank agreed to provide the Company with a delayed draw term loan.  The delayed draw term loan consists of (1) a $25 million First Delayed Draw Term Loan which amount was funded in full in accordance with the terms of the DB Credit Agreement, as amended (the “First Delayed Draw Term Loan”) and (ii) a $140.7 million Second Delayed Draw Term Loan to be drawn on March 15, 2018 (the “Second Delayed Draw Term Loan” and together with the First Delayed Draw Term Loan, the “Delayed Draw Term Loan Facility”).

Pursuant to the amendment, in order to receive the net proceeds of the Second Delayed Draw Term Loan on March 15, 2018, the Company will have to raise net cash proceeds of at least $100 million (and/or achieving a reduction in the outstanding principal amount of the 1.50% Convertible Notes) which would provide sufficient funds with the amounts drawn under the Second Delayed Draw Term Loan for the Company to retire the 1.50% Convertible Notes outstanding on their maturity date.  If the Company cannot secure additional funds or otherwise satisfy the requirements for availability of the First Delayed Draw Term Loan, the Company will not have sufficient liquidity to repay its 1.50% Convertible Notes which will become due in March 2018, which default may result in a cross-default and acceleration of the Company’s other outstanding indebtedness, which could ultimately force the Company into bankruptcy or liquidation. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are issued.

In order to continue its operations, the Company continues to actively evaluate various capital raising options to repay debt and add additional liquidity to the Company’s balance sheet, as well as considering strategic alternatives, which could include the sale of certain assets or of the entire company, to sufficiently extend its cash and liquidity. There can be no assurance, however, that any of these alternatives will be successfully completed on terms acceptable to the Company to extend its cash and liquidity. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Discontinued Operations

During the Current Nine Months, the Company’s Board of Directors approved a plan to sell the businesses underlying its Entertainment segment.  On May 9, 2017, the Company signed definitive agreements to sell its Entertainment segment for $349.1 million in cash, which includes a customary working capital adjustment.  The sale was completed on June 30, 2017.  As a result of the sale, the Company has classified the results of its Entertainment segment as discontinued operations in its condensed consolidated statement of operations for all periods presented.  Additionally, the assets and liabilities associated with the discontinued operations were classified as held for sale in our condensed consolidated balance sheet as of December 31, 2016.  The Company has recorded a pre-tax gain of $104.1 million (net of transaction costs of $7.8 million) on the sale of the Entertainment segment which is recorded within discontinued operations in its condensed consolidated statement of operations for the Current Nine Months.

The financial results of the Entertainment segment through September 30, 2017 are presented as income from discontinued operations, net of income taxes, in our condensed consolidated statement of operations.  The following table presents financial results of the Entertainment segment for the Current Quarter, Current Nine Months, the three months ended September 30, 2016 (“Prior Year Quarter”) and the nine months ended September 30, 2016 (“Prior Year Nine Months”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Licensing revenue	$—	$30,487	$53,129	$84,977
Selling, general and administrative expenses	—	20,761	34,542	57,281
Depreciation and amortization	—	139	303	408
Operating income	—	9,587	18,284	27,288
Other expenses (income):
Interest expense	—	6,543	12,973	14,726
Interest income	—	(189)	(180)	(548)
Loss on extinguishment of debt	2,308	—	31,554	—
Foreign currency translation loss (gain)	—	2	169	(747)
Other expenses – net	2,308	6,356	44,516	13,431
(Loss) Income from operations of discontinued operations before income taxes	(2,308)	3,231	(26,232)	13,857
Gain (loss) on sale of Entertainment segment	(228)	—	104,099	—
Provision (benefit) for income taxes	(406)	497	28,555	3,074
Net income (loss) from discontinued operations	(2,130)	2,734	49,312	10,783
Less: Net income attributable to non- controlling interest from discontinued operations	—	1,698	2,943	4,778
Income (loss) from discontinued operations, net of income taxes	$(2,130)	$1,036	$46,369	$6,005

The cash proceeds from the sale of the Company’s Entertainment segment were utilized by the Company to make mandatory principal prepayments on both its Senior Secured Notes and Senior Secured Term Loan (as well as a corresponding prepayment premium).  As a result, and in accordance with ASC 205-20-45-6, the Company has allocated interest expense of $6.5 million (which includes $1.0 million of amortization of the original issue discount on the Senior Secured Term Loan) for the Prior Year Quarter from continuing operations to discontinued operations.  For the Current Nine Months and Prior Year Nine Months, the Company has allocated interest expense of $12.9 million (which includes $1.7 million of amortization of the original issue discount on the Senior Secured Term Loan) and $14.5 million (which includes $1.9 million of amortization of the original issue discount on the Senior Secured Term Loan), respectively, from continuing operations to discontinued operations.  Given the completion of the sale on June 30, 2017, there were no corresponding allocations of interest expense for the Current Quarter.  For the Current Quarter, given the mandatory principal prepayment of $152.2 million on the Senior Secured Notes paid in July 2017, the Company has allocated the associated prepayment penalty of $0.3 million as well as the write-off of the pro-rata portion of deferred financing costs of $2.0 million related to the Senior Secured Notes from continuing operations to discontinued operations on the Company’s condensed consolidated statement of operations.  Additionally, for the Current Nine Months, the Company has allocated the prepayment premium of $15.2 million related to the Senior Secured Term Loan as well as the write-off of the pro-rata portion of deferred financing costs and original issue discount of $9.4 million and $4.7 million, respectively, from continuing operations to discontinued operations on the Company’s condensed consolidated statement of operations.  Refer to Note 7 for further details.

During the Current Quarter, the Company recorded an additional $0.2 million of transaction costs associated with the sale of the Entertainment segment which has been allocated to discontinued operations and recorded within Gain on sale of Entertainment segment on the Company’s condensed consolidated statement of operations resulting in a reduction of the pre-tax gain to $104.1 million.

The following table presents the aggregate carrying amounts of the classes of held for sale assets and liabilities as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(unaudited)
Carrying amounts of assets included as part of discontinued operations
Cash and cash equivalents	$—	$12,297
Accounts receivable, net	—	20,811
Other assets – current	—	598
Property and equipment	—	2,664
Other assets	—	8,505
Trademarks and other intangibles, net	—	204,348
Investments and joint ventures	—	90
Goodwill	—	53,029
Total assets classified as held for sale in the condensed consolidated balance sheet	$—	$302,342
Carrying amounts of liabilities included as part of discontinued operations
Accounts payable and accrued expenses	$—	$11,760
Deferred revenue	—	11,767
Other liabilities	—	5,056
Total Liabilities classified as held for sale in the condensed consolidated balance sheet	$—	$28,583

The following table presents cash flow of the Entertainment segment during the Current Nine Months and Prior Year Nine Months:

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by discontinued operating activities	$(6,966)	$12,980
Net cash used in discontinued investing activities	$(84)	$(305)
Net cash used in discontinued financing activities	$(23,873)	$(4,592)

3. Goodwill and Trademarks and Other Intangibles, net

As of September 30, 2017, as a result of a combination of factors, including the DTR non-renewals discussed above, the Company’s revised forecasted future earnings and an overall decline in sales in the retail industry during 2017, the Company conducted an interim indefinite-lived intangible impairment test in accordance with ASC 350.  In addition, as a result of the recent decline in the Company’s stock price and related market capitalization, the Company determined that there existed a further indication of potential impairment across all of the Company’s intangible assets.  Consequently, the Company accelerated the timing of annual impairment testing of goodwill and intangible assets that is customarily performed in connection with the preparation of its year-end financial statements and completed such testing in connection with the preparation of its financial statements for the Current Quarter.

Goodwill

Goodwill by reportable operating segment and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

	Women's	Men's	Home	International	Consolidated
Net goodwill at December 31, 2016	$111,749	$1,524	$28,414	$29,563	$171,250
Acquisitions	—	—	—	—	—
Deconsolidation of joint venture	—	—	—	(3,491)	(3,491)
Foreign Currency Adjustment	—	—	—	—	—
Impairment	(73,939)	(1,524)	(28,414)	—	(103,877)
Net goodwill at September 30, 2017	$37,810	$—	$—	$26,072	$63,882

The annual evaluation of the Company’s goodwill, by segment, is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter.  In connection with the preparation of the Company’s consolidated financial statements for the fourth quarter of fiscal year 2016, the Company recorded a non-cash goodwill impairment charge of $18.3 million in its men’s segment.  No goodwill impairment was recognized for the other segments of the Company during the fourth quarter of fiscal 2016.

In June 2017, the Company sold the businesses underlying its Entertainment segment.  As a result, goodwill decreased by $53.0 million which was recorded within current assets held for sale as of December 31, 2016.  Refer to Note 2 for further details.

In June 2017, the Company received its final purchase price installment payment from its joint venture partner in respect of such partner’s interest in the Iconix SE Asia, Ltd. joint venture. In accordance with ASC 810, the Company deconsolidated the joint venture from its condensed consolidated balance sheet as of June 30, 2017.  As a result, goodwill decreased by $3.5 million.  Refer to Note 4 for further details.

As of September 30, 2017, based upon the results of step 1 of the goodwill impairment test in accordance with ASC 350, the Company noted that the carrying value of the women’s, men’s, home and international segments exceeded their fair values after first reflecting the impairment to trademarks.  In accordance with step 2 of the goodwill impairment test, the Company recorded a non-cash impairment charge of $103.9 million in the Current Quarter which is comprised of $73.9 million, $1.5 million, and $28.4 million in the women’s, men’s, and home segment, respectively.  There was no goodwill impairment in the Company’s international segment during the Current Quarter and no goodwill impairment was recognized in the Prior Year Nine Months for any segment.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		September 30, 2017		December 31, 2016
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks	Indefinite	$468,016	$—	$1,002,850	$—
Definite-lived trademarks	10-15	8,958	8,907	8,958	8,870
Non-compete agreements	2-15	940	940	940	920
Licensing contracts	1-9	3,402	2,949	4,019	3,082
		$481,316	$12,796	$1,016,767	$12,872
Trademarks and other intangibles, net			$468,520		$1,003,895

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Ed Hardy, Umbro, Modern Amusement, Buffalo, Lee Cooper, Hydraulic and Pony have been determined to have an indefinite useful life.  Each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the income statement at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

As it relates to the Company’s impairment testing of goodwill and intangible assets, assumptions and inputs used in our fair value estimates include the following: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; and (iv) projected long-term growth rates. Additionally, for those instances where core licenses have not been or will not be renewed and replacement licenses have not yet been identified, the Company’s estimate of fair value may incorporate a probability weighted average of projected cash flows based on several scenarios (e.g. DTR license, wholesale license, or direct-to-consumer model). Key inputs to these scenarios, which were selected based on the perspective of a market participant and include estimated future retail and wholesale sales and related royalties, are assessed a probability of occurrence to compensate for the uncertainty of success and timing of completion. The Company will continue to reassess these probabilities and inputs, as well as economic conditions and expectations of management, and may record additional impairment charges as these estimates are updated, all of which is subject to change in the future based on period-specific facts and circumstances.

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

As September 30, 2017, as a result of a combination of factors, including the recent decisions by Target Corporation not to renew the existing Mossimo license agreement following its expiration in October 2018 and by Walmart, Inc. not to renew the existing DanskinNow license agreement following its expiration in January 2019 and the Company’s revised forecasted future earnings, the Company conducted an interim indefinite-lived intangible impairment test in accordance with ASC 350.  As discussed above, as a result of the recent decline in the Company’s stock price and related market capitalization, the Company determined that there existed a further indication of potential impairment across all of the Company’s intangible assets.  Consequently, the Company accelerated the timing of annual impairment testing of goodwill and intangible assets that is customarily performed in connection with the preparation of its year-end financial statements and completed such testing in connection with the preparation of its financial statements for the Current Quarter.

In the Current Quarter, the Company recorded a total non-cash asset impairment charge of $521.8 million which is comprised of $135.9 million in the men’s segment, $227.6 million in the women’s segment, $69.5 million in the home segment, and $88.8 million in the international segment to reduce various trademarks in those segments to fair value.

There was no impairment of the indefinite-lived trademarks during the Prior Year Nine Months.  Further, in accordance with ASC 360, there were no impairment charges to the Company’s definite-lived trademarks during the Current Nine Months or Prior Year Nine Months.

In July 2017, the Company sold its ownership interest in NGX, LLC.  As a result of this transaction, the Company’s indefinite-lived trademarks decreased by $5.0 million.  Refer to Note 4 for further details.

In June 2017, the Company deconsolidated Iconix SE Asia, Ltd. which resulted in a decrease in indefinite-lived trademarks of $22.7 million.  Refer to Note 4 for further details.

In June 2017, the Company sold the businesses underlying its Entertainment segment, representing the intellectual property of both the Peanuts and Strawberry Shortcake brands.  As a result of this transaction, the Company’s indefinite-lived trademarks decreased by $204.3 million (which represents $153.6 million and $50.7 million for the Peanuts and Strawberry Shortcake brand, respectively).  These indefinite-lived trademarks were classified as assets held for sale as of December 31, 2016.  Refer to Note 2 for further details.

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

Amortization expense for intangible assets for the Current Quarter was $0.2 million as compared to amortization expense for intangible assets of $(0.1) million for the Prior Year Quarter.  Amortization expense for intangible assets for the Current Nine Months was $0.6 million as compared to amortization expense for intangible assets of $1.0 million for the Prior Year Nine Months.

4. Joint Ventures and Investments

Joint Ventures

As of September 30, 2017, the following joint ventures are consolidated with the Company:

Entity Name	Date of Original Formation / Investment	Iconix's Ownership % as of September 30, 2017	Joint Venture Partner	Put / Call Options, as applicable(2)
Danskin China Limited(5)	October 2016	100%	Li-Ning (China) Sports Goods Co. Ltd.	—
Umbro China Limited(4)	July 2016	95%	Hong Kong MH Umbro International Co. Ltd.	Call Options
US Pony Holdings, LLC	February 2015	75%	Anthony L&S Athletics, LLC	—
Iconix MENA Ltd.(1)(6)	December 2014	55%	Global Brands Group Asia Limited	Put / Call Options
Iconix Israel, LLC(1)(3)	November 2013	50%	MGS	Call Option(3)
Iconix Europe LLC(1)	December 2009	51%	Global Brands Group Asia Limited	Put / Call Options
Hydraulic IP Holdings LLC(1)	December 2014	51%	Top On International	—
Diamond Icon(1)	March 2013	51%	Albion Agencies Ltd.
Buffalo brand joint venture(1)	February 2013	51%	Buffalo International	—
Icon Modern Amusement, LLC(1)	December 2012	51%	Dirty Bird Productions	—
Hardy Way, LLC	May 2009	85%	Donald Edward Hardy	—

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

(4)

In July 2016, the Company executed an agreement with MH Umbro International Co. Limited (“MHMC”) to sell up to an aggregate 50% interest in a newly registered company in Hong Kong which holds the Umbro intellectual property in respect of the Greater China territory for total cash consideration of $25.0 million.  The acquisition of such equity is expected to occur over a four-year period.  As stipulated in the agreement, on each anniversary subsequent to the close of the transaction, MHMC will pay a portion of the total cash consideration to the Company in return for a percentage of the total potential 50% equity interest.  In July 2016, the Company received $2.5 million in cash from MHMC for a 5% interest in Umbro China.  In accordance with ASC 810, the Company has recorded noncontrolling interest of $1.8 million for the sale of 5% interest in Umbro China to MHMC and the corresponding gain associated with the sale of this interest is recorded in additional paid in capital on the Company’s consolidated balance sheet as of September 30, 2017.

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

In July 2017, the Company purchased the 50% ownership interest in both Iconix Canada L.P. and Ico Brands L.P. (together with Iconix Canada L.P., collectively, “Iconix Canada”) owned by its joint venture partner for $19.0 million plus 50% of the net asset value of Iconix Canada (estimated to be approximately $2.0 million), in cash, of which $9.0 million was paid at closing and the remaining $10.0 million will be paid over a two-year period through the Company’s distributions from its 51% interest in the Buffalo brand joint venture.  The Company also paid 50% of the estimated net asset value of Iconix Canada at closing, subject to a post-closing reconciliation based on 50% of the actual net asset value of Iconix Canada. Additionally, as part of this transaction, the remaining outstanding purchase price installment payment of $2.9 million due from the Company’s joint venture partner, in respect of such partner’s interest in the joint venture at inception was paid to the Company.

In July 2017, the Company sold its 51% ownership interest in NGX, LLC for a purchase price of $2.4 million in cash.  As a result of this transaction, the Company recognized a loss of less than $0.1 million which has been recorded within Other Income on the Company’s condensed consolidated statement of operations during the Current Quarter.

As part of the formation of certain joint ventures, the Company entered into arrangements whereby the joint venture partner paid for its investment in the joint venture entity through payment of a portion of the purchase price in cash at closing and the remainder due over a pre-determined period of time.

As of September 30, 2017, the following amounts due from such joint venture partners remain recorded on the Company’s consolidated balance sheet:

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

(2)

In September 2017, the Company entered into a stock repurchase agreement with Galore Media, Inc. (“Galore”) whereby the Company agreed to sell, and Galore agreed to repurchase, the Company’s 50,050 outstanding shares of Series A Preferred Stock of Galore for $0.5 million.  Pursuant to the stock repurchase agreement, the Company received $0.3 million upon execution of the agreement and the remaining $0.2 million is expected to be received on or before December 31, 2017 and is being accounted for as a receivable recorded within Other Assets - Current on the Company’s condensed consolidated balance sheet as of September 30, 2017.  Additionally, pursuant to the stock repurchase agreement, the Company agreed to forfeit and surrender the 46,067 shares of Series A Preferred Stock of Galore that were received in April 2016 upon the Company’s exercise of the initial warrant.  All remaining warrants to purchase additional shares of Series A Preferred Stock of Galore were also forfeited as part of the stock repurchase arrangement.  This transaction resulted in the Company’s ownership interest in Galore being reduced to zero.

(3)	Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for material terms of the put and call options associated with the Company’s joint venture.
(4)

Prior to June 30, 2017, the Company consolidated this joint venture in accordance with ASC 810.  In June 2017, the Company received the final purchase price installment payment due from its joint venture partner, in respect of such partner’s interest in the joint venture, which resulted in the Company no longer having a de facto agency relationship with the Iconix SE Asia, Ltd. joint venture partner.  In accordance with ASC 810, the receipt of the final purchase price installment payment was considered a reconsideration event and although the joint venture remains a VIE, the Company is no longer the primary beneficiary.  As a result, the Company deconsolidated this entity from its condensed consolidated balance sheet as of June 30, 2017 and recognized a pre-tax gain on deconsolidation of $3.8 million in its condensed consolidated statement of operations for the six months ended June 30, 2017.  The Company recorded an equity-method investment at fair value in Iconix SE Asia, Ltd. of $17.4 million in the condensed consolidated balance sheet as of June 30, 2017 and all assets and liabilities of the joint venture are no longer reflected in the Company’s condensed consolidated balance sheet as of June 30, 2017.  Fair value of the equity-method investment was determined utilizing the income method with Level 3 inputs in accordance with ASC 820.  For the six months ended June 30, 2017, the joint venture’s financial results are reflected within the individual financial statement line items of the condensed consolidated statement of operations.  For the Current Quarter, Iconix SE Asia, Ltd. is accounted as an equity-method investment with earnings from the investment being recorded in equity earnings from joint ventures in the Company’s condensed consolidated statement of operations.

Additionally, through its ownership of Iconix China Holdings Limited, the Company has equity interests in the following private companies which are accounted for as equity method investments:

Brands Placed	Partner	Ownership by Iconix China	Value of Investment As of September 30, 2017
Candie’s	Candies Shanghai Fashion Co. Ltd.	20%	$10,427
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	2,398
Material Girl	Ningo Material Girl Fashion Co. Ltd.	20%	2,217
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	10,566
			$25,608

Cost Method Investments

Entity Name	Date of Original Formation / Investment
Marcy Media Holdings, LLC(1)	July 2013
Complex Media(1)(2)	September 2013
iBrands International, LLC(1)	April 2014

(1)	As the Company does not have significant influence over the entity, its investment has been recorded under the cost method of accounting.
(2)

In July 2016, the Company received $35.3 million in connection with the sale of its interest in Complex Media.  An additional $3.7 million is being held in escrow to satisfy specified indemnification claims, with a portion of such escrow expected to be released twelve months following the closing of the transaction and the remainder expected to be released eighteen months following the closing of the transaction, subject to any such claims, at which time, the Company will record the gain within its consolidated statement of operations.  The Company recognized a gain of $10.2 million as a result of this transaction which has been recorded in Other Income on the Company’s consolidated statement of operations during the third quarter of the year ended December 31, 2016.  In July 2017, the Company received $2.7 million in cash of the total $3.7 million being held in escrow.  As a result, the Company has recognized a gain of $2.7 million recorded within Other Income on the Company’s condensed consolidated statement of operations in the Current Quarter.

5. Gains on Sale of Trademarks, Net

The following table details transactions comprising gains on sale of trademarks, net in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest in BBC and Ice Cream brands(1)	$—	$—	$—	$(593)
Badgley Mischka intellectual property and related assets(2)	—	—	—	11,812
Interest in Ed Hardy China trademark (TangLi International Ltd.)(3)	—	—	—	(1,950)
London Fog Korea trademark(4)	—	—	—	575
Interest in Badgley Mischka China trademark(5)	—	147	—	147
Interest in Badgley Mischka Canada trademark(6)	375	—	375	—
Interest in Sharper Image Canada trademark(7)	500	—	500	—
Net gains on sale of trademarks	$875	$147	$875	$9,991

(1)	In January 2016, the Company sold its interest in the BBC and Ice Cream brands for $3.5 million in cash. The Company recognized a loss of $0.6 million as a result of this transaction.
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

(6)

In September 2017, the Company sold its interest in certain Badgley Mischka trademarks for shoes and handbags in Canada for $0.4 million in cash.  The Company recognized a gain of $0.4 million as a result of this transaction.

(7)	In September 2017, the Company sold its interest in the Sharper Image trademark in Canada for $0.5 million in cash. The Company recognized a gain of $0.5 million as a result of this transaction.

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

Hedge Instruments

From time to time, the Company may purchase hedge instruments to mitigate income statement risk and cash flow risk of revenue and receivables. As of September 30, 2017, the Company had no hedge instruments other than the 1.50% Convertible Note Hedges (see Note 7).

Financial Instruments

As of September 30, 2017 and December 31, 2016, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our cost method investments is not readily determinable and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these cost method investments as of September 30, 2017 or December 31, 2016. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion(1)	$1,013,318	$1,025,334	$1,254,160	$1,228,324

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

Additionally, the fair value of the available-for-sale securities acquired as part of the 2015 purchase of our joint venture partners’ interest in Iconix China were $1.3 million and $1.9 million as of September 30, 2017 and December 31, 2016, respectively, with the change in fair value of less than $0.1 million and approximately $0.6 million recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet during the Current Quarter and Current Nine Months, respectively.

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other” (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. The Company recorded impairment charges on certain indefinite-lived and definite-lived assets during the Current Quarter.  Refer to Note 3 for further information.  There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during the Prior Year Quarter or Prior Year Nine Months.

7. Debt Arrangements

The Company’s debt obligations consist of the following:

	September 30, 2017	December 31, 2016
Senior Secured Notes	$418,847	$651,784
1.50% Convertible Notes(1)	230,929	277,518
Variable Funding Note, net of original issue discount(2)	90,429	100,000
Senior Secured Term Loan, net of original issue discount(3)	—	244,906
2017 Senior Secured Term Loan, net of original issue discount(4)	286,823
Unamortized debt issuance costs	(13,710)	(20,048)
Total debt	1,013,318	1,254,160
Less current maturities	553,549	160,435
Total long-term debt	$459,769	$1,093,725

(1)

During FY 2016, the Company repurchased a total of $104.9 million par value (of which $51.7 million and $53.2 million were purchased in June 2016 and July 2016, respectively) of the 1.50% Convertible Notes.  During the Current Quarter, the Company repurchased a total of $58.9 million par value of the 1.50% Convertible Notes. See below for further details.

(2)

On August 18, 2017, the Company entered into an amendment of its Variable Funding Note which extended the anticipated repayment date for the Variable Funding Notes from January 2018 to January 2020.  See below for further details.

(3)

On June 30, 2017, the Company repaid the remaining outstanding principal balance of the Senior Secured Term Loan and accordingly, the Company wrote off the remaining portion of the deferred financing costs and original issue discount associated with the debt facility.  See below for further details.

(4)	On August 2, 2017, the Company entered into a long-term refinancing arrangement with Deutsche Bank AG for an aggregate principal amount of $300 million. See below for further details.

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

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allows for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes were issued under the Base Indenture and allow for drawings on a revolving basis. Interest on the Variable Funding Notes will be payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, as defined in the Variable Funding Note Purchase Agreement.

In February 2015, the Company received $100.0 million proceeds from the Variable Funding Notes. There was a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It was anticipated that any outstanding principal of and interest on the Variable Funding Notes would be repaid in full on or prior to January 2018. Following the anticipated repayment date, additional interest would be accrued on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

On August 18, 2017, the Company entered into an amendment to the Supplemental Indenture to, among other things, (i) extend the anticipated repayment date for the Variable Funding Notes from January 2018 to January 2020, (ii) decrease the L/C Commitment and the Swingline Commitment (as such terms are defined in the amendment) available under the Variable Funding Notes to $0 as of the closing date, (iii) replace Barclays Bank PLC with Guggenheim Securities Credit Partners, LLC, as provider of letters of credit, as swingline lender and as administrative agent under the purchase agreement and (iv) provide that, upon the disposition of intellectual property assets by the Co-Issuers as permitted by the Base Indenture, (x) the holders of the Variable Funding Notes will receive a mandatory prepayment, pro rata based on the amount of Variable Funding Notes held by such holder, and (y) the maximum commitment will be permanently reduced by the amount of the mandatory prepayment.

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

Pursuant to the Base Indenture, the Notes are the joint and several obligations of the Co-Issuers only.

Neither the Company nor any subsidiary of the Company, other than the Securitization Entities, will guarantee or in any way be liable for the obligations of the Co-Issuers under the Base Indenture or the Notes.

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

The Notes are also subject to customary rapid amortization events provided for in the Base Indenture, including events tied to (i) the failure to maintain a stated debt service coverage ratio, which tests the amount of net cash flow generated by the assets of the Co-Issuers against the amount of debt service obligations of the Co-Issuers (including any commitment fees and letter of credit fees with respect to the Variable Funding Notes, due and payable accrued interest, and due and payable scheduled principal payments on the Senior Secured Notes), (ii) certain manager termination events, (iii) the occurrence of an event of default and (iv) the failure to repay or refinance the Notes on the anticipated repayment date. If a rapid amortization event were to occur, Icon DE Intermediate Holdings LLC and Icon Brand Holdings LLC would be restricted from declaring or paying distributions on any of its limited liability company interests.

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

In July 2017, in connection with the sale of the businesses underlying the Entertainment segment, the Company made a mandatory principal prepayment on its Senior Secured Notes of $152.2 million.  The Company wrote off a pro-rata portion of the Senior Secured Notes’ deferred financing costs of $2.0 million as well as paid a prepayment penalty of $0.3 million.  As a result of this transaction, the Company recognized a loss on extinguishment of debt of $2.3 million which has been allocated to discontinued operations on the Company’s condensed consolidated statement of operations during the Current Quarter.  Additionally, the quarterly principal payments on the 2012 Senior Secured Notes and 2013 Senior Secured Notes were reduced to $7.3 million and $3.4 million, respectively.

As of September 30, 2017 and December 31, 2016, the total principal balance of the Notes was $509.3 million and $751.8 million, respectively, of which $42.7 million and $95.3 million, respectively, was included in the current portion of long-term debt.

As of September 30, 2017 and December 31, 2016, $38.7 million and $112.4 million, respectively, is included in restricted cash on the unaudited condensed consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For each of the Current Quarter and Prior Year Quarter, cash interest expense relating to the Notes was approximately $7.4 million and $8.3 million, respectively.  For each of the Current Nine Months and Prior Year Nine Months, cash interest expense relating to the Notes was approximately $23.0 million and $25.4 million, respectively.

From inception of the Notes and through the Current Nine Months, the Company was in compliance with all covenants under the Notes.  However, prior to filing this Quarterly Report, the Company was unable to timely files its quarterly financial statements for the Current Quarter by November 14, 2017 and became in default under the terms of the Notes.

On December 13, 2017, the Company received a waiver of default through January 28, 2018 (the “Waiver”) pursuant to Section 9.7 of the Base Indenture.  The waiver was limited solely to the Default arising from the Company’s previously disclosed failure to timely provide financial statements for the fiscal quarter ended September 30, 2017 pursuant to Section 4.1(h)(i) of the Base Indenture, notice of which was provided on November 16, 2017.  In accordance with the Waiver, this default has been cured by the Company’s filing of this Quarterly Report allowing for delivery of the related financial statements.

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

As of September 30, 2017 and December 31, 2016, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $230.9 million and $277.5 million, respectively, and is reflected on the condensed consolidated balance sheets as follows:

	September 30, 2017	December 31, 2016
Equity component carrying amount	$48,767	$48,767
Unamortized discount	64,121	17,531
Net debt carrying amount	230,929	277,518

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

During the Current Quarter, the Company repurchased $58.9 million par value of the 1.50% Convertible Notes for $59.3 million in cash (including interest and trading fees).  The Company accounted for this transaction in accordance with ASC 470-20 resulting in the recognition of a $1.5 million loss which was included in loss on extinguishment of debt in the Company’s condensed consolidated statement of operations for the Current Quarter.

For the Current Quarter and Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.3 million and $3.4 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.  For the Current Nine Months and Prior Year Nine Months, the Company recorded additional non-cash interest expense of approximately $10.1 million and $11.4 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Quarter and Prior Year Quarter, cash interest expense relating to the 1.50% Convertible Notes was approximately $1.1 million and $1.1 million, respectively.  For the Current Nine Months and Prior Year Nine Months, cash interest expense relating to the 1.50% Convertible notes was approximately $3.3 million and $4.1 million, respectively.

The 1.50% Convertible Notes do not provide for any financial covenants.

Based on revised financial forecasts as discussed in Note 1, the Company determined that it was unlikely that it would be able to satisfy the conditions precedent under the DB Credit Agreement (as defined below) for the release of the remaining $240 million on deposit in the escrow account to repay the 1.50% Convertible Notes due when they become due in March 2018. Approximately $59 million of the initial $300 million of escrow funds had been previously used by the Company to repurchase outstanding 1.50% Convertible Notes and accrued interest and there currently remains outstanding approximately $236 million in principal amount of the 1.50% Convertible Notes.

In order to address these concerns and provide the Company with greater flexibility to raise the capital needed to address both the near-term maturity of the 1.50% Convertible Notes and the Company’s ongoing liquidity needs, the Company engaged in discussions with its Lenders and entered into the Amendment (as defined below) which, as noted, provides for, among other things, (A) the release of the remaining funds in escrow to Deutsche Bank, the current senior secured lender, (B) the establishment of the Delayed Draw Term Loan Facility and (C) the loosening of the financial maintenance covenants under the DB Credit Agreement.

The Company is actively evaluating and pursuing various capital raising transactions, including the sale of selected assets consistent with the Company’s ongoing efforts to strengthen its balance sheet, debt and equity financings or any combination of the foregoing, as well as other strategic alternatives, which could include the sale of the Company. The Company’s ability to sell assets or raise additional capital will depend on various factors, including prevailing market conditions. There can be no assurance that the Company will be able to engage in asset sales, refinance its existing debt or raise additional capital and, if so, whether any such transactions would produce sufficient funds or be on acceptable terms. See “Risk Factors” in Item 1A of this Form 10-Q for more information.

Additionally, prior to filing this Quarterly Report, the Company was unable to timely file its quarterly financial statements for the quarter ended September 30, 2017 by November 14, 2017 and became in default under the terms of the 1.50% Convertible Notes.  This default has been cured by the Company’s filing of this Quarterly Report within the grace period allowed under the terms of the 1.50% Convertible Notes.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of September 30, 2017 and December 31, 2016, the balance of deferred income tax assets related to this transaction was approximately $1.8 million and $5.6 million, respectively.

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

In April 2016, the Company repurchased $143.9 million par value of the 2.50% Convertible Notes for $145.6 million in cash (including interest and trading fees).  The Company accounted for this transaction in accordance with ASC 470-20, resulting in the recognition of a $1.2 million loss which is included in loss on extinguishment of debt, net in the Company’s condensed consolidated statement of operations for the Prior Year Nine Months.  The remaining outstanding balance of the 2.50% Convertible Notes, in an amount equal to $156.1 million, was repaid on June 1, 2016 (the maturity date).

Given the maturity of the 2.50% Convertible Notes on June 1, 2016, there was no non-cash interest expense recorded both during the Current Quarter and the Prior Year Quarter, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.  Additionally, there was no non-cash interest expense recorded during the Current Nine Months as compared to $4.5 million of non-cash interest expense recorded during the Prior Year Nine Months.

Given the maturity of the 2.50% Convertible Notes on June 1, 2016, there was no cash interest expense recorded both during the Current Quarter and the Prior Year Quarter.  Additionally, during the Current Nine Months, there was no cash interest expense as compared to $3.0 million of cash interest expense recorded during the Prior Year Nine Months.

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

In connection with the Credit Agreement, IBG Borrower, the Company and the other Guarantors made customary representations and warranties. In addition to adhering with certain customary affirmative covenants, IBG Borrower established a lock-box account, and IBG Borrower, the Company and the other Guarantors entered into account control agreements on certain deposit accounts. The Credit Agreement also mandated that IBG Borrower, the Company and the other Guarantors maintain and allow appraisals of their intellectual property, perform under the terms of certain licenses and other agreements scheduled in the Credit Agreement and report significant changes to or terminations of licenses generating guaranteed minimum royalties of more than $5 million. IBG Borrower was also required to satisfy a minimum asset coverage ratio of 1.25:1.00 and maintain a leverage ratio of no greater than 4.50:1.00.  The Company was compliant with all covenants under the Senior Secured Term Loan from inception through the Current Nine Months.

In addition, the Credit Agreement contained customary negative covenants and events of default. The Credit Agreement limited the ability of IBG Borrower, the Company and the other Guarantors, their subsidiaries and certain joint ventures, from, among other things, incurring and prepaying certain indebtedness, granting liens on certain assets, consummating certain types of acquisitions, making fundamental changes (including mergers and consolidations), engaging in substantially different lines of business than those in which they are currently engaged, making restricted payments and amending or terminating certain licenses scheduled in the Credit Agreement. Such restrictions, failure to comply with which may result in an event of default under the terms of the Credit Agreement, were subject to certain customary and specifically negotiated exceptions, as set forth in the Credit Agreement.

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

In January 2017, the Company made, under the Senior Secured Term Loan, a voluntary prepayment and an additional mandatory prepayment of $23.0 million and $23.5 million, respectively, as well as corresponding prepayment premium payments of $3.4 million and $3.4 million, respectively.  As the Company was contractually obligated to pay the prepayment premium prior to December 31, 2016, the Company recorded the aggregate $6.8 million of prepayment premium payments in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2016, with a corresponding amount recorded in loss on extinguishment of debt on the Company’s consolidated statement of operations for FY 2016.  For each of the voluntary prepayment of $23.0 million and the mandatory prepayment of $23.5 million, the Company wrote off a pro-rata portion of the Senior Secured Term Loan’s original issue discount and deferred financing costs of $1.7 million and $0.8 million, respectively, which resulted in an aggregate loss on extinguishment of debt of $5.0 million recorded in the Company’s condensed consolidated statement of operations in the Current Nine Months.

On June 30, 2017, in connection with the sale of the Entertainment segment, the Company made a mandatory prepayment of $140.0 million with a corresponding prepayment premium of $15.2 million of the Senior Secured Term Loan, of which the prepayment premium was allocated to discontinued operations in the Company’s consolidated statement of operations.  As part of this mandatory prepayment, the Company wrote-off a pro-rata portion of the original issue discount and deferred financing costs of $9.4 million and $4.7 million, respectively, which was also allocated to discontinued operations in the Company’s consolidated statement of operations in the Current Quarter.  Additionally, on June 30, 2017, the Company made a voluntary prepayment of $66.0 million with a corresponding prepayment premium of $7.2 million of which the prepayment premium was recorded in loss on extinguishment of debt within continuing operations on the Company’s consolidated statement of operations in the Current Nine Months.  Accordingly, the Company wrote off the remaining portion of the original issue discount and deferred financing costs of $4.4 million and $2.3 million, respectively, which was recorded in loss on extinguishment of debt in the Company’s consolidated statement of operations in the Current Nine Months.  As a result of these prepayments, the Company’s outstanding principal balance of the Senior Secured Term Loan was zero as of June 30, 2017 and the facility has since been terminated.

Given the principal balance of the loan was reduced to zero as of June 30, 2017, the Company recorded no cash interest expense relating to the Senior Secured Term Loan for the Current Quarter as compared to $8.7 million for the Prior Year Quarter.  The Company recorded cash interest expense of approximately $12.4 million relating to the Senior Secured Term Loan for the Current Nine Months as compared to $17.0 million for the Prior Year Nine Months.

2017 Senior Secured Term Loan

On August 2, 2017, the Company entered into a credit agreement (the “DB Credit Agreement”), among IBG Borrower LLC, the Company’s wholly-owned direct subsidiary, as borrower (“IBG Borrower”), the Company and certain wholly-owned subsidiaries of IBG Borrower, as guarantors (the “Guarantors”), Cortland Capital Market Services LLC, as administrative agent and collateral agent (“Cortland”) and the lenders party thereto from time to time (the “Lenders”), including Deutsche Bank AG, New York Branch.  Pursuant to the DB Credit Agreement, the Lenders provided to IBG Borrower a senior secured term loan (the “2017 Senior Secured Term Loan”), scheduled to mature on August 2, 2022 in an aggregate principal amount of $300 million and bearing interest at LIBOR plus an applicable margin of 7% per annum (the “Interest Rate”).

Pursuant to the terms of the DB Credit Agreement, the net proceeds of the 2017 Senior Secured Term Loan were to be used to repay the Company’s 1.50% convertible senior subordinated notes due March 2018 and issued pursuant to that certain Indenture, dated as of March 18, 2013, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (“Bank of New York Mellon”), as trustee (the “1.50% Convertible Notes”), on or before their maturity (with any remaining funds going toward general corporate purposes).

On the Closing Date the net cash proceeds of the 2017 Senior Secured Term Loan were deposited into an escrow account. Effective as of the Closing Date, the funds in the escrow account were subject to release to IBG Borrower from time to time, subject to the satisfaction of customary conditions precedent upon each withdrawal, to finance repurchases of, or at the maturity date thereof to repay in full, the 1.50% Convertible Notes. The Company had the ability to make these repurchases in the open market or privately negotiated transactions, depending on prevailing market conditions and other factors.

Borrowings under the 2017 Senior Secured Term Loan were to amortize quarterly at 0.5% of principal, commencing on September 30, 2017. IBG Borrower was obligated to make mandatory prepayments annually from excess cash flow and periodically from net proceeds of certain asset dispositions and from net proceeds of certain indebtedness, if incurred (in each case, subject to certain exceptions and limitations provided for in the DB Credit Agreement).

IBG Borrower’s obligations under the 2017 Senior Secured Term Loan are guaranteed jointly and severally by the Company and the other Guarantors pursuant to a separate facility guaranty. IBG Borrower’s and the Guarantors’ obligations under the 2017 Senior Secured Term Loan are secured by first priority liens on and security interests in substantially all assets of IBG Borrower, the Company and the other Guarantors and a pledge of substantially all equity interests of the Company’s subsidiaries (subject to certain limits including with respect to foreign subsidiaries) owned by the Company, IBG Borrower or any other Guarantor. However, the security interests will not cover certain intellectual property and licenses owned, directly or indirectly by the Company’s subsidiary Iconix Luxembourg Holdings SÀRL or those subject to the Company’s securitization facility. In addition, the pledges exclude certain equity interests of Marcy Media Holdings, LLC, and the subsidiaries of Iconix China Holdings Limited and any interest in the proceeds related to the Company’s previously announced sale of its equity interest in Complex Media, Inc.

In connection with the DB Credit Agreement, IBG Borrower, the Company and the other Guarantors made customary representations and warranties and have agreed to adhere to certain customary affirmative covenants. Additionally, the DB Credit Agreement mandates that IBG Borrower, the Company and the other Guarantors enter into account control agreements on certain deposit accounts, maintain and allow appraisals of their intellectual property, perform under the terms of certain licenses and other agreements scheduled in the Credit Agreement and report significant changes to or terminations of licenses generating guaranteed minimum royalties of more than $0.5 million.  Prior to the First Amendment (as discussed below), IBG Borrower was required to satisfy a minimum asset coverage ratio of 1.25:1.00 and maintain a leverage ratio of no greater than 4.50:1.00.

Amendments to DB Credit Agreement

On October 27, 2017, the Company entered into a Limited Waiver and Amendment No. 1 (the “First Amendment”) to the DB Credit Agreement pursuant to which, among other things, the remaining escrow balance of approximately $231 million (after taking into account approximately $59.2 million that was used to buy back 1.50% Convertible Notes in open market purchases in the third quarter of 2017) was returned to the Lenders.

The First Amendment also provides for, among other things, (a) a reduction in the existing $300 million term loan, (b) a new senior secured delayed draw term loan facility in the aggregate amount of up to $165.7 million, consisting of (i) a $25 million First Delayed Draw Term Loan to be drawn on or prior to March 15, 2018 (the “First Delayed Draw Term Loan”), which was drawn on October 27, 2017 and (ii) a $140.7 million Second Delayed Draw Term Loan to be drawn on March 15, 2018 (the “Second Delayed Draw Term Loan” and together with the First Delayed Draw Term Loan, the “Delayed Draw Term Loan Facility”) for the purpose of repaying the 1.50% Convertible Notes; (c) an increase of the Total Leverage Ratio permitted under the DB Credit Agreement from 4.50:1.00 to 5.75:1.00; (d) a reduction in the debt service coverage ratio multiplier in the Company’s asset coverage ratio under the DB Credit Agreement; (e) an increase in the existing amortization rate from 2 percent per annum to 10 percent per annum commencing July 2019; and (f) amendments to the mandatory prepayment provisions to (i) permit the Company not to prepay borrowings under the DB Credit Agreement from the first $100 million of net proceeds resulting from Permitted Capital Raising Transactions (as defined in the DB Credit Agreement) effected prior to March 15, 2018, and (ii) eliminate the requirement that the Company pay a Prepayment Premium (as defined in the DB Credit Agreement) on any payments or prepayments made prior to December 31, 2018. Indebtedness issued under the Delayed Draw Term Loan Facility will be issued with original issue discount.

Conditions to the availability of the Second Delayed Draw Term Loan include (i) the Company raising additional funds through various sources (and/or achieving a reduction in the outstanding principal amount of the 2018 Notes) in an aggregate amount of at least $100 million which will be utilized to repay the 2018 Notes and provide at least $25 million of additional cash to enhance liquidity and be used for general corporate purposes, (ii) the Company being in financial covenant compliance, on a pro forma basis as of the time of the requested borrowing and on a projected basis for the succeeding 12 months, and (iii) there not existing a default or event of default as of the time of the borrowing. The Company is actively evaluating and pursuing various capital raising transactions, including the sale of selected assets consistent with the Company’s ongoing efforts to strengthen its balance sheet, debt and equity financings or any combination of the foregoing, as well as other strategic alternatives, which could include the sale of the Company.

Prior to filing this Quarterly Report, the Company was unable to timely file its quarterly financial statements for the quarter ended September 30, 2017 with the SEC by November 14, 2017 and became in default under the terms of the DB Credit Agreement, as amended. On November 24, 2017, the Company entered into a Second Amendment, Consent and Limited Waiver (the “Second Amendment ”) to the DB Credit Agreement pursuant to which, among other things, the lenders under the DB Credit Agreement agreed, subject to the Company’s compliance with the requirements set forth in the Second Amendment, to waive until December 22, 2017, the potential defaults and events of default arising under the DB Credit Agreement (a) from the failure to furnish to the Administrative Agent for the DB Credit Agreement (i) the financial statements, reports and other documents as required under Section 6.01(b) of the DB Credit Agreement with respect to the fiscal quarter of the Company ended September 30, 2017 and (ii) the related deliverables required under Sections 6.02(b), 6.02(c) and 6.02(e) of the DB Credit Agreement or (b) relating to certain other affirmative covenants that may have been abrogated by such failure to make such timely deliveries.

In connection with the Second Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the DB Credit Agreement (“Flex”) and ticking fees on the unfunded portion of the loan. The Second Amendment allows, among other things, for cash payments on account of the Flex and ticking fees to be paid from the proceeds of the First Delayed Draw Term Loan, which was previously fully funded in accordance with the terms of the DB Credit Agreement. After giving effect to the additional Flex provided in the Second Amendment, the Company estimates that it could be responsible for payments on account of Flex in an aggregate total amount of up to $12.0 million.

The DB Credit Agreement, as amended, contains customary negative covenants and events of default. The DB Credit Agreement limits the ability of IBG Borrower, the Company and the other Guarantors, with respect to themselves, their subsidiaries and certain joint ventures, from, among other things, incurring and prepaying certain indebtedness, granting liens on certain assets, consummating certain types of acquisitions, making fundamental changes (including mergers and consolidations), engaging in substantially different lines of business than those in which they are currently engaged, making restricted payments and amending or terminating certain licenses scheduled in the DB Credit Agreement. Such restrictions, failure to comply with which may result in an event of default under the terms of the DB Credit Agreement, are subject to certain customary and specifically negotiated exceptions, as set forth in the DB Credit Agreement.

If an event of default occurs, in addition to the Interest Rate increasing by an additional 3% per annum Cortland shall, at the request of Lenders holding more than 50% of the then-outstanding principal of the 2017 Senior Secured Term Loan, declare payable all unpaid principal and accrued interest and take action to enforce payment in favor of the Lenders. An event of default includes, among other events: a change of control by which a person or group becomes the beneficial owner of 35% of the voting stock of the Company or IBG Borrower; the failure to extend of the Series 2012-1 Class A-1 Senior Notes Renewal Date (as defined in the DB Credit Agreement); the failure of any of Icon Brand Holdings LLC, Icon NY Holdings LLC, Icon DE Intermediate Holdings LLC, Icon DE Holdings LLC and their respective subsidiaries (the “Securitization Entities”) to perform certain covenants; and the entry into amendments to the securitization facility that would be materially adverse to the Lenders or Cortland without consent. Subject to the terms of the DB Credit Agreement, both voluntary and certain mandatory prepayments will trigger a premium of 5% of the aggregate principal amount during the first year of the loan and a premium of 3% of the aggregate principal amount during the second year of the loan, with no premiums payable in subsequent periods.

The Company recorded cash interest expense of approximately $4.0 million relating to the 2017 Senior Secured Term Loan for the Current Quarter as compared to none for the Prior Year Quarter.  The Company recorded cash interest expense of approximately $4.0 million relating to the 2017 Senior Secured Term Loan for the Current Nine Months as compared to none for the Prior Year Nine Months.

Debt Maturities

As of September 30, 2017, the Company’s debt maturities on a calendar year basis are as follows:

	Total	October 1 through December 31, 2017	2018	2019	2020	2021	Thereafter
Senior Secured Notes	$418,847	$10,673	$42,693	$42,693	$42,693	$42,693	$237,402
1.50% Convertible Notes(1)	$230,929	—	230,929	—	—	—	—
Variable Funding Notes(2)	$90,429	—	—	—	90,429	—	—
2017 Senior Secured Term Loan(3)	$286,823	231,299	55,524	—	—	—	—
Total	$1,027,028	$241,972	$329,146	$42,693	$133,122	$42,693	$237,402

(1)

Reflects the net debt carrying amount of the 1.50% Convertible Notes in the unaudited condensed consolidated balance sheet as of September 30, 2017, in accordance with accounting for convertible notes. After taking into effect the total $163.8 million ($104.9 million in FY 2016 and $58.9 million of repurchases in the Current Quarter) of the 1.50% Convertible Notes as discussed above, the remaining principal amount owed to the holders of the 1.50% Convertible Notes is $236.2 million.

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the unaudited condensed consolidated balance sheet as of September 30, 2017.  The actual principal outstanding balance of the Variable Funding Notes is $100.0 million as of September 30, 2017.

(3)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the unaudited condensed consolidated balance sheet as of September 30, 2017.  The actual principal outstanding balance of the 2017 Senior Secured Term Loan is $298.5 million as of September 30, 2017.  Such principal amount was subsequently reduced pursuant to the terms of the First Amendment.

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

2016 Omnibus Incentive Plan

On November 4, 2016, the Company’s stockholders approved the Company’s 2016 Omnibus Incentive Plan (“2016 Plan”).  The 2016 Plan replaced and superseded the Amended and Restated 2009 Plan.  Under the 2016 Plan, all employees, directors, officers, consultants and advisors of the Company, including those of the Company’s subsidiaries, are eligible to be granted common stock, options or other stock-based awards.  At inception, there were 2.4 million shares of the Company’s common stock available for issuance under the 2016 Plan.  The 2016 Plan was amended at the 2017 Annual Meeting of Stockholders to increase the number of shares available under the plan by 1.9 million shares.  Refer to Note 20 for further details.

Shares Reserved for Issuance

At September 30, 2017, there were 1,748,672 common shares available for issuance under the 2016 Plan.  At September 30, 2017, there were no common shares available for issuance under any of the Company’s prior plans.

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

There was no compensation expense related to stock option grants or warrant grants during the Current Nine Months or Prior Year Nine Months as all prior awards have been fully expensed.

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes) and performance related options activity, and related information for the Current Quarter are as follows:

Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	20,000	$12.29
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at September 30, 2017	20,000	$12.29
Exercisable at September 30, 2017	20,000	$12.29

Warrants	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2017	20,000	$6.64
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at September 30, 2017	20,000	$6.64
Exercisable at September 30, 2017	20,000	$6.64

The weighted average contractual term (in years) of options outstanding and exercisable and warrants outstanding and exercisable as of September 30, 2017 was 1.75 and 1.01, respectively.

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

The following table summarize information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2017	2,416,900	$16.07
Granted	487,736	8.04
Vested	(386,288)	8.69
Forfeited/Canceled	(395,037)	5.56
Non-vested, September 30, 2017	2,123,311	$17.52

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

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was approximately $(0.9) million (including approximately $0.2 million related to retention stock discussed below) and $1.2 million (including approximately $0.4 million related to retention stock discussed below), respectively.  Compensation expense related to restricted stock grants for the Current Nine Months and Prior Year Nine Months was approximately $3.8 million (including approximately $0.7 million related to retention stock discussed below) and $4.5 million (including approximately $1.4 million related to retention stock discussed below), respectively.  Excluding the compensation expense related to the performance-based restricted stock awards which are tied to achievement of certain performance metrics of the Company, an additional amount of $4.9 million of expense related to time-based restricted shares is expected to be expensed evenly over a period of approximately three years.  For both the Current Quarter and Prior Year Quarter, the Company repurchased shares valued at less than $0.1 million of its common stock in connection with net share settlement of restricted stock grants and option exercises.  During the Current Nine Months and Prior Year Nine Months, the Company repurchased shares valued at approximately $1.1 million and $0.6 million, respectively, of its common stock in connection with the net share settlement of restricted stock grants and option exercises.

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

Mr. Haugh, the Company’s Chief Executive Officer, was issued an Employment Inducement Award pursuant to his employment agreement.  The terms of the Employment Inducement Award are similar to the retention stock awards provided to all other employees as described above.  The grant date fair value of Mr. Haugh’s award issued on February 23, 2016 was $5.75 and was based on the following range of assumptions for the Company and the peer group:

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

For the Current Quarter, 0.2 million shares of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive as compared to 0.1 million of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive in the Prior Year Quarter.

For the Current Quarter, Current Nine Months, Prior Year Quarter and Prior Year Nine Months, warrants issued in connection with the Company’s 1.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Basic	57,189	55,584	57,081	51,060
Effect of exercise of stock options	—	3	—	3
Effect of assumed vesting of restricted stock	—	1,768	—	1,739
Diluted	57,189	57,355	57,081	52,802

In accordance with ASC 480, the Company considers its redeemable non-controlling interest in its computation of earnings per share.  For the Current Quarter and Current Nine Months, adjustments to the Company’s redeemable non-controlling interest had an impact on the Company’s earnings per share calculation as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Net loss from continuing operations attributable to Iconix Brand Group, Inc.	$(550,571)	$(559,707)
Accretion of redeemable non-controlling interest	(547)	(1,641)
Net loss attributable to Iconix Brand Group, Inc. after accretion of redeemable non-controlling interest	(551,118)	(561,348)

Net income (loss) from discontinued operations attributable to Iconix Brand Group, Inc.	(2,130)	46,369

Net (loss) income attributable to Iconix Brand Group, Inc.	$(553,248)	$(514,979)

(Loss) earnings per share - basic:
Continuing operations	$(9.64)	$(9.83)
Discontinued operations	$(0.04)	$0.81
(Loss) earnings per share - basic	$(9.67)	$(9.02)

(Loss) earnings per share - diluted:
Continuing operations	$(9.64)	$(9.83)
Discontinued operations	$(0.04)	$0.81
(Loss) earnings per share - diluted	$(9.67)	$(9.02)
Weighted average number of common shares outstanding:
Basic	57,189	57,081
Diluted	57,189	57,081

For the Prior Year Quarter and Prior Year Nine Months, adjustments to the Company’s redeemable non-controlling interest had no impact on the Company’s earnings per share calculation.

See Note 7 for discussion of hedges related to our convertible notes.

10. Contingencies

In July 2013, Signature Apparel Group LLC, referred to as Signature, filed an amended complaint in an adversary proceeding captioned Signature Apparel Group LLC v. ROC Fashions, LLC, et al., United States Bankruptcy Court, Southern District of New York, Adv. Pro. No. 11-02800 in the United States Bankruptcy Court for the Southern District of New York that, among others, named Studio IP Holdings LLC (“Studio IP”) and the Company (the Company and Studio IP, collectively referred to as “Iconix”), as defendants.  The causes of action in the amended complaint relate to a series of events from September 2009 with respect to which Signature sought at least $8.8 million in damages from Iconix. In August 2017, the Bankruptcy Court rendered a decision in this matter. In that decision, the Court found that one of Signature’s principals must disgorge $2.05 million of the consulting fees that he received in breach of his fiduciary duties to Signature and that Iconix was jointly and severally liable for this amount, plus interest as applicable.  The Court also found Iconix liable on the causes of action asserted against it in the amended complaint, including negligent misrepresentation, aiding and abetting breach of fiduciary duty, breach of contract (Studio IP only), fraud, and tortious interference with contract (the Company only).  The Court ordered supplemental post-trial briefing related solely to the calculation of additional damages, if any, to be awarded to Signature.  Signature, through its brief filed on November 3, 2017, now alleges damages of up to $70 million, plus counsel fees and interest as applicable.  Iconix strongly disagrees with the basis for and the amounts of damages claimed by Signature and, in its responsive brief filed on December 8, 2017, argued vigorously that no additional damages are warranted.  However, given the uncertainty of how the Bankruptcy Court will rule with respect to damages, Iconix cannot, at this time, estimate the amount of additional damages, if any.

In April 2016, New Rise Brands Holdings, LLC, referred to as New Rise, a former licensee of the Ecko Unlimited trademark, and Sichuan New Rise Import & Export Co. Ltd., referred to as Sichuan (and, together with New Rise, referred to as the Plaintiffs), the guarantor under New Rise’s license agreement, commenced an action captioned New Rise Brands Holdings, LLC and Sichuan New Rise Import & Export Co. Ltd v. IP Holdings, LLC, et al., Index No. 652278/2016 in the New York State Supreme Court, New York County against the Company’s subsidiary, IP Holdings, LLC, referred to as IP Holdings, seeking damages of $15 million, plus punitive damages of $50 million, counsel fees and costs.  Among other claims, Plaintiffs allege improper termination of New Rise’s license agreement and fraud and misappropriation.  IP Holdings is vigorously defending against the claims and has asserted counterclaims against Plaintiffs.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

Two shareholder derivative complaints captioned James v. Cuneo et al, Docket No. 1:16-cv-02212 and Ruthazer v. Cuneo et al, Docket No. 1:16-cv-04208 have been consolidated in the United States District Court for the Southern District of New York, and three shareholder derivative complaints captioned De Filippis v. Cuneo et al. Index No. 650711/2016, Gold v. Cole et al, Index No. 53724/2016 and Rosenfeld v. Cuneo et al., Index No. 510427/2016 have been consolidated in the Supreme Court of the State of New York, New York County.  The complaints name the Company as a nominal defendant and assert claims for breach of fiduciary duty, insider trading and unjust enrichment against certain of the Company's current and former directors and officers arising out of the Company's restatement of financial reports and certain employee departures.  At this time, the Company is unable to estimate the ultimate outcome of these matters.

As previously announced, the Company has received a formal order of investigation from the SEC. The Company intends to continue to cooperate fully with the SEC.

Three securities class actions have been consolidated in the United States District Court for the Southern District of New York, under the caption In re Iconix Brand Group, Inc., et al., Docket No. 1:15-cv-4860, against the Company and certain former officers and one current officer (the “Class Action”). The plaintiffs in the Class Action purport to represent a class of purchasers of the Company’s securities from February 22, 2012 to November 5, 2015, inclusive, and claim that the Company and individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making allegedly false and misleading statements regarding certain aspects of the Company’s business operations and prospects. On October 25, 2017, the Court granted the motion to dismiss the consolidated amended complaint filed by the Company and the individual defendants with leave to amend.  On November 14, 2017, the plaintiffs filed a second consolidated amended complaint. The Company and the individual defendants intend to vigorously defend against the claims. At this time, the Company is unable to estimate the ultimate outcome of these legal matters.

From time to time, the Company is also made a party to litigation incurred in the normal course of business. In addition, in connection with litigation commenced against licensees for non-payment of royalties, certain licensees have asserted unsubstantiated counterclaims against the Company.  While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not, individually or in the aggregate, have a material effect on the Company’s financial position or future liquidity.

11. Related Party Transactions

For the Current Nine Months, the Company paid less than $0.1 million to Galore Media, Inc. in relation to certain marketing services to promote the Company’s brands and for the rights to certain warrants of Galore Media, Inc. as compared to none during the Current Quarter, Prior Year Quarter and Prior Year Nine Months.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

For both the Prior Year Quarter and Prior Year Nine Months, the Company incurred less than $0.1 million in consulting fees in connection with a consulting arrangement entered into with Mark Friedman, a member of the Company’s Board of Directors, relating to the provision by Mr. Friedman of investor relations services.  Such consulting agreement was terminated on May 3, 2016.  There were no such consulting fees incurred during the Current Quarter or Current Nine Months.

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  For the Current Quarter, Current Nine Months, Prior Year Quarter and Prior Year Nine Months, the Company recognized the following royalty revenue amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Joint Venture Partner
Global Brands Group Asia Limited (1)	$6,472	$922	$14,168	$2,640
Buffalo International ULC	—	3,000	690	10,258
Rise Partners, LLC / Top On International Group Limited	—	1,150	695	1,650
M.G.S. Sports Trading Limited	188	152	405	449
Pac Brands USA, Inc.	74	90	197	313
Albion Equity Partners LLC / GL Damek	448	641	1,366	1,487
Anthony L&S	98	—	98	—
MHMC(2)	450	292	1,350	895
	$7,730	$6,247	$18,969	$17,692

(1)

Global Brands Group Asia Limited also served as agent to Peanuts Worldwide in respect of the Greater China Territory for Peanuts brands.  As of June 30, 2017, due to the completion of the sale of the Entertainment segment, Global Brands Group Asia Limited is no longer a related party in its capacity as agent of Peanuts Worldwide.  For the Prior Year Quarter and Prior Year Nine Months, Global Brands Group Asia Limited earned fees of approximately $1.0 million and $2.4 million, respectively, in its capacity as agent to Peanuts Worldwide, which have been recorded within discontinued operations in the Company’s condensed consolidated statement of operations.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state and local, and foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes.  In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions.  During the fourth quarter of 2016, the Internal Revenue Service initiated an audit of the 2014 federal income tax return.  For state tax purposes, our 2011 and forward tax years remain open for examination by New York State.  The Company recognized no interest expense related to uncertain tax positions in the Current Quarter as compared to less than $0.1 million during the Prior Year Quarter.  The Company recognized interest expense related to uncertain tax positions of $0.9 million in the Current Nine Months as compared to $0.2 million during the Prior Year Nine Months.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The pre-tax loss recorded in the Current Quarter resulted in the recognition of a deferred tax benefit of approximately $203 million that when recorded increased the Company’s net deferred tax liability to a net deferred tax asset.  The Company then recorded a valuation allowance as a deferred tax expense of approximately $170 million.  The valuation allowance represented the net deferred tax asset, excluding the deferred tax liabilities related to the Company’s indefinite lived tradenames and goodwill.  The net of these two adjustments was an approximate deferred tax benefit of $33 million.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these items and the third consecutive year of pretax losses (resulting from impairment), management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance for all taxing jurisdictions as of September 30, 2017, other than for Canadian operations and certain assets for the US that management believe will be available to reduce current federal taxes on the balance sheet at September 30, 2017.  In addition, the Company continues to have deferred tax liabilities related to indefinite lived IP on the balance sheet in an amount of approximately $75 million which cannot be offset by other deferred tax assets.

The Company’s consolidated effective tax rate from continuing operations was 4.9% and 35.6% for the Current Quarter and Prior Year Quarter, respectively.  The decrease in the effective tax rate for the Current Quarter’s effective tax rate as compared to the Prior Year Quarter is primarily a result of the establishment of a valuation allowance on the deferred tax assets, this charge had the effect of reducing the tax benefit on the pretax loss which lowers the effective tax rate.

The Company’s consolidated effective tax rate from continuing operations was 4.8% and 33.8% for the Current Nine Months and Prior Year Nine Months, respectively.  The decrease in the effective tax rate for the Current Nine Months as compared to the Prior Year Nine Months is primarily a result of the establishment of a valuation allowance on the deferred tax assets, this charge had the effect of reducing the tax benefit on the pretax loss which lowers the effective tax rate.

In June 2017, the Company made a one-time cash distribution of approximately $72.5 million from its foreign subsidiaries to its U.S. parent.  The cash was utilized to repay a portion of the outstanding principal balance of the Company’s Senior Secured Term Loan and the corresponding prepayment premium as discussed in Note 7.  The Company has accrued no additional taxes associated with this distribution as we currently believe the distribution will be non-taxable for U.S. tax purposes as a return of capital.  The Company currently has zero undistributed earnings and profits in its foreign subsidiary.  The Company is currently indefinitely reinvested in all future earnings in its foreign subsidiaries.

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

13. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the Current Nine Months and Prior Year Nine Months:

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2016	$(67,735)	$(2,693)	$(70,428)
Changes before reclassifications	20,900	(625)	20,275
Current period other comprehensive income	20,900	(625)	20,275
Balance at September 30, 2017	$(46,835)	$(3,318)	$(50,153)

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2015	$(60,190)	$(703)	$(60,893)
Changes before reclassifications	7,955	(2,179)	5,776
Current period other comprehensive income	7,955	(2,179)	5,776
Balance at September 30, 2016	$(52,235)	$(2,882)	$(55,117)

14. Segment and Geographic Data

The Company identifies its operating segments for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer, the Company’s chief operating decision maker, in deciding how to allocate resources and in assessing performance.  Beginning as of October 1, 2016, the Company has disclosed the following operating segments:  men’s, women’s, home, entertainment, and international.  The Company updated its Prior Year Quarter and Prior Year Nine Months segment data to conform to the new reportable operating segments.  Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported.

During the Current Quarter and Current Nine Months, the Company has classified the results of its Entertainment operating segment as discontinued operations in our condensed consolidated statement of operations for all periods presented.  See Note 2 in Notes to Consolidated Financial Statements for further details.

The geographic regions consist of the United States, Japan and Other (which principally represent Latin America and Europe). Revenues attributable to each region are based on the location in which licensees are located and where they principally do business.

Reportable data for the Company’s operating segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Licensing revenue:
Women's	$21,043	$24,193	$76,820	$87,754
Men's	11,393	11,983	31,568	36,828
Home	7,515	10,262	22,676	27,828
International	13,214	14,019	42,471	43,932
	$53,165	$60,457	$173,535	$196,342
Operating income (loss):
Women's	$(281,889)	$21,074	$(232,259)	$78,925
Men's	(132,183)	7,443	(141,442)	22,956
Home	(91,203)	8,495	(77,717)	23,469
International	(82,505)	6,937	(67,021)	22,686
Corporate	(8,078)	(12,874)	(27,930)	(32,642)
	$(595,858)	$31,075	$(546,369)	$115,394
Licensing revenue by license type:
Direct-to-retail license	$27,640	$32,120	$96,438	$112,379
Wholesale licenses	25,477	28,306	76,927	83,907
Other licenses	48	31	170	56
	$53,165	$60,457	$173,535	$196,342
Licensing revenue by geographic region:
United States	$39,792	$45,096	$129,737	$147,616
Other (1)	13,373	15,361	43,798	48,726
	$53,165	$60,457	$173,535	$196,342

(1)	No single country represented 10% of the Company’s revenues within “Other” in this table for the periods presented.

15. Other Assets- Current and Long-Term

Other Assets - Current

	September 30, 2017	December 31, 2016
Other assets- current consisted of the following:
Notes receivables on sale of trademarks (1)	$3,247	$3,202
Note receivable in connection with Strawberry Shortcake acquisition(2)	—	1,240
Note receivable in connection with acquisition of interest in Buffalo brand	2,515	2,515
Due from DHX Media, Ltd.(3)	4,960	—
Prepaid advertising	3,275	3,322
Prepaid expenses	2,782	877
Deferred charges	193	193
Prepaid taxes	1,231	15,136
Prepaid insurance	348	18
Due from related parties	3,867	3,600
Other current assets	811	1,573
Other current assets	$23,229	$31,676

(1)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the condensed consolidated balance sheet.  Refer to Note 4 for further details.

(2)

The Note receivable in connection with Strawberry Shortcake acquisition represented amounts due from American Greetings Corporation (“AG”) in respect of non-compete payments pursuant to a License Agreement entered into with AG simultaneously with the closing of the transaction.  This Note receivable was fully paid in February 2017.

(3)

This amount represents the remaining amount due from DHX as a result of the working capital adjustment associated with the sale of the Entertainment segment of $2.7 million as well as amounts reimbursable to the Company of $2.2 million associated with the transitional service agreement between DHX and the Company and other payroll, infrastructure and IT expenses which were incurred by the Company subsequent to the completion of the sale of the Entertainment segment on June 30, 2017.  Refer to Note 2 for further details.

Other Assets – Long Term

	September 30,	December 31,
	2017	2016
Other noncurrent assets consisted of the following:
Notes receivable on sale of trademarks (1)	1,755	1,677
Prepaid Interest	5,690	8,061
Deposits	616	613
Other noncurrent assets	118	368
Other noncurrent assets	$8,179	$10,719

(1)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the condensed consolidated balance sheet.  Refer to Note 4 for further details.

16. Other Liabilities – Current

As of September 30, 2017 and December 31, 2016, other current liabilities included amounts of $8.6 million and $1.3 million, respectively, due to certain joint ventures that are not consolidated with the Company.

17. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company located in Luxembourg, is the Euro.  However the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and the Prior Year Quarter, the Company recorded a $1.1 million currency translation gain and a $0.7 million currency translation loss, respectively, that is included in the condensed consolidated statement of operations.  Due to fluctuations in currency in the Current Nine Months and Prior Year Nine Months, the Company recorded a $2.8 million currency translation loss and a $0.6 million currency translation loss, respectively, that is included in the condensed consolidated statement of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and the Prior Year Quarter, the Company recognized as a component of its comprehensive income, a foreign currency translation gain of $6.4 million and foreign currency translation gain of $3.0 million, respectively, due to changes in foreign exchange rates during the Current Quarter and the Prior Year Quarter, respectively.  During the Current Nine Months and the Prior Year Nine Months, the Company recognized as a component of its comprehensive income, a foreign currency translation gain of $20.9 million and foreign currency translation gain of $8.0 million, respectively, due to changes in foreign exchange rates during the Current Nine Months and the Prior Year Nine Months, respectively.

18. Accounting Pronouncements

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which such company expects to be entitled in exchange for those goods or services. In August 2015, this guidance was updated, which defers the effective date by one year and permits early adoption for annual and interim periods beginning on or after December 15, 2016. This guidance is effective for interim and annual periods beginning on or after December 15, 2017.  We are continuing to assess the potential impact of this guidance, including the impact the new standard has on the licensing of intellectual property.  As part of the Company’s assessment, we are reviewing representative samples of licensing contracts to determine the impact on revenue recognition under the new guidance.  We plan to adopt this accounting guidance using the modified retrospective approach.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which introduces targeted amendments intended to simplify the accounting for stock compensation.  The ASU was issued as part of the FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions.  The ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classifications for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classifications.  Effective January 1, 2017, the Company adopted the new standard resulting in the Company prospectively recording income tax benefits and deficiencies with respect to stock-based compensation as income tax expense or benefit in the income statement for periods beginning after January 1, 2017. During the Current Quarter and Current Nine Months, a $0.1 million expense and $0.4 million expense, respectively, is recorded in our income tax expense line in our condensed consolidated statement of operations.  The Company adopted the excess tax benefit related to share-based payment arrangements retrospectively.  The Company has made an accounting policy election to account for forfeitures when they occur.

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

19. Other Matters

During the Current Quarter and the Prior Year Quarter, the Company included in its selling, general and administrative expenses approximately $2.4 million and $3.1 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation and the class action and derivative litigations.  During the Current Nine Months and the Prior Year Nine Months, the Company included in its selling, general and administrative expenses approximately $7.1 million and $10.4 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation and the class action and derivative litigations.  As previously disclosed, on November 4, 2016, the Company received a letter from the Staff of the U.S. Securities and Exchange Commission – Division of Corporate Finance, formally communicating that the Staff has completed its ongoing review of the Company’s Forms 10-K for the years ended December 31, 2013 through 2015.

20. Subsequent Events

Amendments to 2017 Senior Secured Term Loan

On October 27, 2017, the Company entered into the First Amendment to the DB Credit Agreement pursuant to which, among other things, the remaining escrow balance of approximately $231 million (after taking into account approximately $59.2 million that was used to buy back 1.50% Convertible Notes in open market purchases in the third quarter of 2017) was returned to the Lenders under the DB Credit Agreement.

The First Amendment also provides for, among other things, (a) a reduction in the existing $300 million term loan, (b) a new senior secured delayed draw term loan facility in the aggregate amount of up to $165.7 million, consisting of (i) a $25 million First Delayed Draw Term Loan to be drawn on or prior to March 15, 2018 (the “First Delayed Draw Term Loan”), which was drawn on October 27, 2017 and (ii) a $140.7 million Second Delayed Draw Term Loan to be drawn on March 15, 2018 (the “Second Delayed Draw Term Loan” and together with the First Delayed Draw Term Loan, the “Delayed Draw Term Loan Facility”) for the purpose of repaying the 1.50% Convertible Notes; (c) an increase of the Total Leverage Ratio permitted under the DB Credit Agreement from 4.75:1.00 to 5.75:1.00; (d) a reduction in the debt service coverage ratio multiplier in the Company’s asset coverage ratio under the DB Credit Agreement; (e) an increase in the existing amortization rate from 2 percent per annum to 10 percent per annum commencing July 2019; and (f) amendments to the mandatory prepayment provisions to (i) permit the Company not to prepay borrowings under the DB Credit Agreement from the first $100 million of net proceeds resulting from Permitted Capital Raising Transactions (as defined in the DB Credit Agreement) effected prior to March 15, 2018, and (ii) eliminate the requirement that the Company pay a Prepayment Premium (as defined in the DB Credit Agreement) on any payments or prepayments made prior to December 31, 2018. Indebtedness issued under the Delayed Draw Term Loan Facility will be issued with original issue discount.

Prior to filing this Quarterly Report, the Company was unable to timely file its quarterly financial statements for the quarter ended September 30, 2017 with the SEC by November 14, 2017 and became in default under the terms of the DB Credit Agreement, as amended. On November 24, 2017, the Company entered into a Second Amendment, Consent and Limited Waiver (the “Second Amendment ”) to the DB Credit Agreement pursuant to which, among other things, the lenders under the DB Credit Agreement agreed, subject to the Company’s compliance with the requirements set forth in the Second Amendment , to waive until December 22, 2017, the potential Defaults and Events of Default arising under the DB Credit Agreement (a) from the failure to furnish to the Administrative Agent for the DB Credit Agreement (i) the financial statements, reports and other documents as required under Section 6.01(b) of the DB Credit Agreement with respect to the fiscal quarter of the Company ended September 30, 2017 and (ii) the related deliverables required under Sections 6.02(b), 6.02(c) and 6.02(e) of the DB Credit Agreement or (b) relating to certain other affirmative covenants that may have been abrogated by such failure to make such timely deliveries.  In accordance with the Second Amendment, this default has been cured by the Company’s filing of this Quarterly Report on Form 10-Q allowing for delivery of the related financial statements.

In connection with the Second Amendment , Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the DB Credit Agreement (“Flex”) and ticking fees on the unfunded portion of the loan. The Second Amendment allows, among other things, for cash payments on account of the Flex and ticking fees to be paid from the proceeds of the First Delayed Draw Term Loan, which was previously fully funded in accordance with the terms of the DB Credit Agreement. After giving effect to the additional Flex provided in the Second Amendment , the Company estimates that it could be responsible for payments on account of Flex in an aggregate total amount of up to $12 million.

Waiver of Default under Base Indenture

On December 13, 2017, certain of the Company’s subsidiaries received a waiver (the “Waiver”) of default through January 28, 2018 (the “Waiver”) pursuant to Section 9.7 of the Base Indenture dated as of November 29, 2012 (as supplemented or amended from time to time, the “Base Indenture”), among Icon DE Intermediate Holdings LLC, a Delaware limited liability company (“Brand Holdings I”), Icon Brand Holdings LLC, a Delaware limited liability company (“Brand Holdings II”), Icon DE Holdings LLC, a Delaware limited liability company (“IP Holder I”), Icon NY Holdings LLC, a Delaware limited liability company (“IP Holder II” and, together with Brand Holdings I, Brand Holdings II and IP Holder I, the “Co-Issuers”), and Citibank, N.A., as trustee (in such capacity, the “Trustee”) and securities intermediary. The waiver was limited solely to the Default arising from the Company’s previously disclosed failure to timely provide financial statements for the fiscal quarter ended September 30, 2017 pursuant to Section 4.1(h)(i) of the Base Indenture, notice of which was provided on November 16, 2017.  The Waiver provided the Company with additional time to deliver the financial statements and aligned the cure period for such Default with the cure period granted to the Company in accordance with the Management Agreement governing the Company’s Senior Secured Notes.  In accordance with the Waiver, this default has been cured by the Company’s filing of this Quarterly Report allowing for delivery of the related financial statements.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On November 14, 2017, the Company received a notification letter from NASDAQ Listing Qualifications stating that because the Company has not yet filed its Form 10-Q for the quarter ended September 30, 2017, the Company is no longer in compliance with NASDAQ Listing Rule 5250(c)(1), which requires timely filing of periodic reports with the Securities and Exchange Commission.

Under the NASDAQ Listing Rules, the Company has 60 calendar days from the date of the notification letter (or until January 16, 2018) to submit a plan to NASDAQ setting forth how it plans to regain compliance with NASDAQ’s continued listing requirements. If the Company is unable to file its Form 10-Q by January 16, 2018, then the Company intends to submit a compliance plan on or prior to that date. Given the filing date of this Form 10-Q, submission of a compliance plan will not be necessary.

Amended and Restated 2016 Omnibus Incentive Plan

On October 31, 2017, the 2016 Plan was amended at the 2017 Annual Meeting of Stockholders to increase the number of shares available under the plan by 1.9 million shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary. Iconix Brand Group is a brand management company and owner of a diversified portfolio of over 30 global consumer brands across women’s, men’s and home industry segments.  Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s unaudited condensed consolidated statement of operations as a discontinued operation for both of the Current Quarter and Current Nine Months.  As of December 31, 2016, the Company’s Entertainment segment was classified as assets held for sale in the Company’s condensed consolidated balance sheet pursuant to a definitive agreement dated May 9, 2017 to sell the businesses underlying the Entertainment segment of which the sale was completed on June 30, 2017 (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements).  The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

As of September 30, 2017, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer  ® , Rampage  ® , Mudd  ® , London Fog  ® , Mossimo  ® , Ocean Pacific/OP  ® , Danskin /Danskin Now ® , Rocawear  ®  /Roc Nation  ® , Artful Dodger  ® , Cannon  ® , Royal Velvet  ® , Fieldcrest  ® , Charisma  ® , Starter  ® , Waverly  ® , Ecko Unltd  ®  /Mark Ecko Cut & Sew ® , Zoo York  ® , Umbro  ® and Lee Cooper  ®; and interests in Material Girl  ® , Ed Hardy  ® , Truth or Dare  ® , Modern Amusement  ® , Buffalo  ® , Hydraulic ®  and Pony ® .

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

Globally, the Company has over 50 DTR licenses and more than 450 total licenses.  Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and without inventory, production or distribution costs or risks, and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows.  As of October 1, 2017, the Company had over $530 million of aggregate guaranteed royalty revenue over the terms of the Company’s existing contracts excluding renewals.

The Company’s principal OP DTR license agreement at Walmart was not renewed upon expiration in June 2017. The Company’s Starter DTR license agreement at Walmart will not be renewed upon expiration in December 2017. In October 2017, the Company also announced that Starter is now available on Amazon exclusively to Amazon Prime members. Additionally, the Company has learned that its Danskin Now license agreement with Walmart will not be renewed upon its expiration in January 2019 and royalty revenue for the Danskin Now brand at Walmart is estimated to decline approximately $15.5 million in 2018. The Company’s Mossimo DTR license agreement at Target will not be renewed upon expiration in October 2018 and royalty revenue for the Mossimo brand at Target is estimated to decline approximately $10.0 million in 2018. The Company is actively seeking to place OP, Danskin and Mossimo with new or existing licensees. At this time the Company is uncertain how the terms and conditions of any potential replacement licensing arrangements could affect its future revenues and cash flows.

As of September 30, 2017, as a result of a combination of factors, including the DTR non-renewals discussed above, the Company’s revised forecasted future earnings and an overall decline in sales in the retail industry during 2017, the Company conducted an interim indefinite-lived intangible impairment test in accordance with ASC 350.  In addition, as a result of the recent decline in the Company’s stock price and related market capitalization, the Company determined that there existed a further indication of potential impairment across all of the Company’s intangible assets.  Consequently, the Company accelerated the timing of annual impairment testing of goodwill and intangible assets that is customarily performed in connection with the preparation of its year-end financial statements and completed such testing in connection with the preparation of its financial statements for the Current Quarter.

In the Current Quarter, the Company recorded a total non-cash asset impairment charge of $521.7 million which is comprised of $135.9 million in the men’s segment, $227.6 million in the women’s segment, $69.5 million in the home segment, and $88.8 million in the international segment to reduce various trademarks in those segments to fair value.  Additionally, the Company recorded a total non-cash asset impairment charge of $103.9 million which is comprised of $73.9 million in the women’s segment, $1.5 million in the men’s segment and $28.4 million in the home segment to reduce goodwill in those segments to fair value.

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

The Company identifies its operating segments according to how business activities are managed and evaluated and, for which separate financial information is available and utilized on a regular basis by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.  Beginning as of October 1, 2016, the Company has disclosed the following operating segments:  men’s, women’s, home, entertainment, and international.  The Company updated its Prior Year Quarter and Prior Year Nine Months segment data to conform to the new reportable operating segments.  During the Current Nine Months, we have classified the results of our Entertainment operating segment as discontinued operations in our condensed consolidated statement of operations for all periods presented.  See Note 2 in Notes to Consolidated Financial Statements for further details.

Therefore, the Company has disclosed these reportable segments for the periods shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Licensing revenue:
Women's	$21,043	$24,193	$76,820	$87,754
Men's	11,393	11,983	31,568	36,828
Home	7,515	10,262	22,676	27,828
International	13,214	14,019	42,471	43,932
	$53,165	$60,457	$173,535	$196,342
Operating income (loss):
Women's	$(281,889)	$21,074	$(232,259)	$78,925
Men's	(132,183)	7,443	(141,442)	22,956
Home	(91,203)	8,495	(77,717)	23,469
International	(82,505)	6,937	(67,021)	22,686
Corporate	(8,078)	(12,874)	(27,930)	(32,642)
	$(595,858)	$31,075	$(546,369)	$115,394

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total licensing revenue for the Current Quarter was $53.2 million, a 12% decrease as compared to $60.5 million for the Prior Year Quarter. Total licensing revenue was negatively impacted by approximately $2.3 million due to the sale of the Sharper Image brand and $1.3 million due to the deconsolidation of the SE Asia joint venture. Excluding SE Asia and Sharper Image, licensing revenue was down 7% as compared to the Prior Year Quarter. The women’s segment decreased 13% from $24.2 million in the Prior Year Quarter to $21.0 million in the Current Quarter primarily due to a decrease in licensing revenue from our Mossimo and OP brands. The men’s segment decreased 5% from $12.0 million in the Prior Year Quarter to $11.4 million in the Current Quarter mainly due to a decline in our Starter brand. The home segment decreased 27% from $10.3 million in the Prior Year Quarter to $7.5 million in the Current Quarter primarily due to the sale of the Sharper Image brand. Excluding Sharper Image, the home segment decreased 6%, primarily due to the Charisma brand. The international segment decreased 6% from $14.0 million in the Prior Year Quarter to $13.2 million in the Current Quarter, mainly due to the deconsolidation of the SE Asia joint venture. Excluding SE Asia, the international segment increased 4%, primarily from Latin America and China.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $21.5 million for the Current Quarter as compared to $29.9 million for the Prior Year Quarter, a decrease of $8.4 million or 28%. SG&A from the women’s segment decreased 36% from $3.7 million in the Prior Year Quarter to $2.4 million in the Current Quarter mainly due to a $1.3 million decrease in advertising. SG&A from the men’s segment decreased 45% from $4.8 million in the Prior Year Quarter to $2.6 million in the Current Quarter primarily due to a $1.1 million decrease in compensation costs. SG&A from the home segment decreased 52% from $1.8 million in the Prior Year Quarter to $0.8 million in the Current Quarter primarily due to a $0.4 million decrease in compensation costs. SG&A from the international segment increased 1% from $7.0 million in the Prior Year Quarter to $7.1 million in the Current Quarter mainly due to a $0.4 million increase in compensation costs. Corporate SG&A decreased 32% from $12.7 million in the Prior Year Quarter to $8.6 in the Current Quarter million primarily due to a decrease of $2.0 million in compensation costs and a decrease of $1.6 million in professional fees.

Depreciation and Amortization. Depreciation and amortization was $0.6 million for the Current Quarter, compared to $0.2 million in the Prior Year Quarter. The increase was mainly due to a slight increase in depreciation expense.

Equity Earnings on Joint Ventures. Equity earnings on joint ventures was $0.5 million for the Current Quarter, compared to $0.6 million for the Prior Year Quarter. The slight decrease was primarily due to a $0.2 million decrease in income in our Australia joint venture.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was $0.9 for the Current Quarter, compared to $0.1 million in the Prior Year Quarter. The increase was primarily due to the sale of the Badgley Mischka and Sharper Image brands in Canada.

Loss on Termination of Licenses. Loss on the termination of licenses was a $2.8 million for the Current Quarter as compared to zero in the Prior Year Quarter. This was mostly related to a charge for the Rocawear brand tied to specific litigation.

Trademark & Goodwill Impairment.  Trademark & Goodwill Impairment loss for the Current Quarter was approximately $625.5 million as compared to zero in the Prior Year Quarter.  The Trademark Impairment was approximately $521.7 million primarily related to a write-down in the women’s segment and men’s segment. The Goodwill Impairment was $103.9 million primarily related to a write-down in our women’s segment and men’s segment primarily due to declines in net sales in certain brands within the segments and an inability to secure additional license agreements with guaranteed minimum royalties in future periods for these brands.

Operating (Loss) Income. Total operating loss for the Current Quarter was $595.9 million as compared to income of approximately $31.1 million or 51% of revenue in the Prior Year Quarter. Excluding the trademark & goodwill impairment and the loss on the termination of licenses, operating income in the Current Quarter was $32.4 million or 61% of revenue. Operating loss from the women’s segment was $281.9 million in the Current Quarter as compared to income of $21.1 million in the Prior Year Quarter. Excluding trademark & goodwill impairment and the loss on the termination of licenses, women’s operating income in the Current Quarter was $19.0 million. Operating loss from the men’s segment was $132.2 million in the Current Quarter as compared to income of $7.4 million in the Prior Year Quarter. Excluding trademark & goodwill impairment and the loss on the termination of licenses, men’s operating income in the Current Quarter was $8.6 million. Operating loss from the home segment was $91.2 million in the Current Quarter as compared to income of $8.5 million in the Prior Year Quarter. Excluding trademark & goodwill impairment, home operating income in the Current Quarter was $6.7 million. Operating loss from the international segment was $82.5 million in the Current Quarter as compared to income of $6.9 million in the Prior Year Quarter. Excluding trademark & goodwill impairment, international operating income in the Current Quarter was $6.2 million. Corporate operating loss was $8.1 million in the Current Quarter compared to operating loss of $12.9 million in the Prior Year Quarter.

Other Expenses-Net. Other expenses- net was approximately $14.6 million for the Current Quarter as compared to $4.6 million for the Prior Year Quarter, an increase of $10.0 million. The increase was primarily due to (i) Gain on the sale of Complex Media in the Prior Year Quarter of $10.2 compared to a gain of $2.7 million in the Current Quarter, and (ii) the loss on extinguishment of debt, which was a loss of $1.5 million in the Current Quarter as compared to a gain of $4.2 million in the Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 4.9% which resulted in a $29.6 million income tax benefit, as compared to an effective income tax rate of 35.6% in the Prior Year Quarter which resulted in the $9.4 million income tax expense.  The decrease in the effective tax rate for the Current Quarter’s effective tax rate as compared to the Prior Year Quarter is primarily a result of the establishment of a valuation allowance on the deferred tax assets, this charge had the effect of reducing the tax benefit on the pretax loss which lowers the effective tax rate.

Net (Loss) Income from Continuing Operations. Our net loss from continuing operations was approximately $550.6 million in the Current Quarter, compared to net income of approximately $14.2 million in the Prior Year Quarter, as a result of the factors discussed above.

Discontinued Operations.  In the three months ended March 31, 2017, our Board of Directors approved a plan to sell the businesses underlying the Entertainment segment.  As a result, we have classified the results of our Entertainment segment as discontinued operations in our condensed consolidated statement of operations for all periods presented.  Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet as of December 31, 2016.  On May 9, 2017, we signed a definitive agreement to sell these businesses and completed the sale on June 30, 2017.  See Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Current Nine Months compared to Prior Year Nine Months

Licensing Revenue. Total licensing revenue for the Current Nine Months was $173.5 million, a 12% decrease as compared to $196.3 million for the Prior Year Nine Months. Total licensing revenue was negatively impacted by approximately $5.3 million due to the sale of the Sharper Image brand and $1.3 million due to the deconsolidation of the SE Asia joint venture. Excluding SE Asia and Sharper Image, licensing revenue was down 8%. The women’s segment decreased 12% from $87.8 million in the Prior Year Nine Months to $76.8 million in the Current Nine Months primarily due to a decrease in licensing revenue from our Danskin and OP brands. The men’s segment decreased 14% from $36.8 million in the Prior Year Nine Months to $31.6 million in the Current Nine Months mainly due to a decline in our Starter brand. The home segment decreased 19% from $27.8 million in the Prior Year Nine Months to $22.7 million in the Current Nine Months primarily due to the sale of the Sharper Image brand. Excluding Sharper Image, the home segment increased 1%, primarily due to the Fieldcrest brand. The international segment decreased 3% from $43.9 million in the Prior Year Nine Months to $42.5 million in the Current Nine Months, mainly due to the deconsolidation of the SE Asia joint venture. Excluding SE Asia, the international segment is flat.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $73.7 million for the Current Nine Months as compared to $92.0 million for the Prior Year Nine Months, a decrease of $18.3 million or 20%. SG&A from the women’s segment decreased 30% from $10.7 million in the Prior Year Nine Months to $7.5 million in the Current Nine Months mainly due to a $1.8 million decrease in accounts receivables reserves and write-offs. SG&A from the men’s segment decreased 16% from $13.2 million in the Prior Year Nine Months to $11.1 million in the Current Nine Months primarily due to a $1.2 million decrease in compensation costs. SG&A from the home segment decreased 42% from $4.4 million in the Prior Year Nine Months to $2.5 million in the Current Nine Months mainly due to a $1.4 million decrease in advertising costs. SG&A from the international segment decreased 5% from $22.1 million in the Prior Year Nine Months to $21.0 million in the Current Nine Months mainly due to a $1.5 million decrease in in accounts receivables reserves and write-offs. Corporate SG&A decreased 24% from $41.6 million in the Prior Year Nine Months to $31.5 in the Current Nine Months million primarily due to a decrease of $5.4 million in compensation costs and a decrease of $4.0 million in professional fees.

Depreciation and Amortization. Depreciation and amortization was $1.8 million for the Current Nine Months, compared to $2.1 million in the Prior Year Nine Months. The decrease was mainly due to $0.1 million lower amortization costs related to the Artful Dodger brand.

Equity Earnings on Joint Ventures. Equity earnings on joint ventures was $2.5 million for the Current Nine Months, compared to $3.1 million for the Prior Year Nine Months. The decrease was mainly due to a $0.6 million decrease in income in our Australia joint venture.

Gain on Deconsolidation of Joint Venture.  Gain on deconsolidation of joint venture was $3.8 million for the Current Nine Months, compared to zero for the Prior Year Nine Months due to the deconsolidation of Southeast Asia joint venture.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was $0.9 million for the Current Nine Months, compared to a gain of $10.0 million in the Prior Year Nine Months. The gain in the Prior Year Nine Months was mostly related to the sale of the Badgley Mischka brand.

Loss on Termination of Licenses. Loss on the termination of licenses was a $26.0 million for the Current Nine Months as compared to zero in the Prior Year Nine Months. The charge was mostly related to licensee terminations associated with the transition of a new license in the Current Nine Months.

Trademark & Goodwill Impairment.  Trademark & Goodwill Impairment loss for the Current Nine Months was approximately $625.5 million as compared to zero in the Prior Year Nine Months.  The Trademark Impairment was approximately $521.7 million primarily related to a write-down in the women’s segment and men’s segment. The Goodwill Impairment was $103.9 million primarily related to a write-down in our women’s segment and men’s segment primarily due to declines in net sales in certain brands within the segments and an inability to secure additional license agreements with guaranteed minimum royalties in future periods for these brands.

Operating (Loss) Income. Total operating loss for the Current Nine Months was $546.4 million as compared to income of approximately $115.4 million or 59% of revenue in the Prior Year Nine Months. Excluding the trademark & goodwill impairment and the loss on the termination of licenses, operating income in the Current Nine Months was $105.1 million or 61% of revenue. Operating loss from the women’s segment was $232.3 million in the Current Nine Months as compared to income of $78.9 million in the Prior Year Nine Months. Excluding trademark & goodwill impairment and the loss on the termination of licenses, women’s operating income in the Current Nine Months was $71.2 million. Operating loss from the men’s segment was $141.4 million in the Current Nine Months as compared to income of $23.0 million in the Prior Year Nine Months. Excluding trademark & goodwill impairment and the loss on the termination of licenses, men’s operating income in the Current Nine Months was $20.0 million. Operating loss from the home segment was $77.7 million in the Current Nine Months as compared to income of $23.5 million in the Prior Year Nine Months. Excluding trademark & goodwill impairment, home operating income in the Current Nine Months was $20.2 million. Operating loss from the international segment was $67.0 million in the Current Nine Months as compared to income of $22.7 million in the Prior Year Nine Months. Excluding trademark & goodwill impairment, international operating income in the Current Nine Months was $21.7 million. Corporate operating loss was $27.9 million in the Current Nine Months compared to operating loss of $32.6 million in the Prior Year Nine Months.

Other Expenses-Net. Other expenses- net was approximately $66.4 million for the Current Nine Months as compared to $41.0 million for the Prior Year Nine Months, an increase of $25.4 million. The increase was primarily due to (i) Gain on the sale of Complex Media in the Prior Year Nine Months of $10.2 compared to a gain of $2.7 million in the Current Year Nine Months ,(ii) the loss on extinguishment of debt, which was a loss of $20.9 million in the Current Quarter as compared to a gain of $8.5 million in the Prior Year Nine Months, and (iii) Interest expense, which was $45.8 million in the Current Nine Months as compared to $59.8 million in the Prior Year Nine Months.

Provision for Income Taxes. The effective income tax rate for the Current Nine Months is approximately 4.8% which resulted in a $29.2 million income tax benefit, as compared to an effective income tax rate of 33.8% in the Prior Year Nine Months which resulted in the $25.2 million income tax expense.  The decrease in the effective tax rate for the Current Nine Months as compared to the Prior Year Nine Months is primarily a result of the establishment of a valuation allowance on the deferred tax assets, this charge had the effect of reducing the tax benefit on the pretax loss which lowers the effective tax rate.

Net (Loss) Income from Continuing Operations. Our net loss from continuing operations was approximately $559.7 million in the Current Nine Months, compared to net income from continuing operations of approximately $39.4 million in the Prior Year Nine Months, as a result of the factors discussed above.

Discontinued Operations.  In the three months ended March 31, 2017, our Board of Directors approved a plan to sell the businesses underlying the Entertainment segment.  As a result, we have classified the results of our Entertainment segment as discontinued operations in our condensed consolidated statement of operations for all periods presented.  Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet as of December 31, 2016.  On May 9, 2017, we signed a definitive agreement to sell these businesses and and completed the sale on June 30, 2017.  See Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisitions has been the issuance of debt and equity securities. At September 30, 2017 and December 31, 2016, our cash totaled $50.6 million and $137.1 million, respectively, not including short-term restricted cash of $280.1 million and $177.3 million, respectively.  Our short term restricted cash primarily consists of collection and investment accounts related to our 2017 Senior Secured Term Loan and our Senior Secured Notes.

In June 2017, the Company made a one-time cash distribution of approximately $72.5 million from its foreign subsidiaries to its U.S. parent.  The cash was utilized to repay a portion of the outstanding principal balance of the Company’s Senior Secured Term Loan and the corresponding prepayment premium as discussed in Note 7.  The Company has accrued no additional taxes associated with this distribution as it currently believes the distribution will be non-taxable for U.S. tax purposes as a return of capital.  As of September 30, 2017, approximately $9.1 million, or 3%, of our total cash (including restricted cash) was held in foreign subsidiaries.  Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations.  Cash held in these foreign subsidiaries is otherwise considered unrestricted and available for use outside the U.S.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved in any such transactions may, individually or in the aggregate, be material.

Due to certain developments, including the recent decision by Target Corporation not to renew the existing Mossimo license agreement and by Walmart, Inc. not to renew the existing DanskinNow license agreement with us and our revised forecasted future earnings, we forecasted that we would be unlikely to be in compliance with certain of our financial debt covenants in 2018 and that we may face possible liquidity challenges in 2018.  This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.

As a result, we engaged in discussions with our lenders to provide relief under our financial debt covenants. On October 27, 2017, we entered into a Limited Waiver and Amendment No. 1 to our senior secured term loan facility with Deutsche Bank pursuant to which, among other things, the remaining escrow balance of approximately $231 million (after taking into account approximately $59.2 million that was used to buy back 1.50% Convertible Notes in open market purchases in the third quarter of 2017) was returned to the Lenders under such facility.

The amendment to the facility also provides for, among other things, (a) a reduction in the existing $300 million term loan by approximately $75 million, (b) a new senior secured delayed draw term loan facility in the aggregate amount of up to $165.7 million, consisting of (i) a $25 million First Delayed Draw Term Loan to be drawn on or prior to March 15, 2018 (the “First Delayed Draw Term Loan”), which was drawn on October 27, 2017 and (ii) a $140.7 million Second Delayed Draw Term Loan to be drawn on March 15, 2018 (the “Second Delayed Draw Term Loan” and together with the First Delayed Draw Term Loan, the “Delayed Draw Term Loan Facility”) for the purpose of repaying the 1.50% Convertible Notes; (c) an increase of the Total Leverage Ratio permitted under the secured facility with Deutsche Bank from 4.75:1.00 to 5.75:1.00.

Conditions to the availability of the Second Delayed Draw Term Loan include (i) us raising additional funds through various sources (and/or achieving a reduction in the outstanding principal amount of the 1.50% Convertible Notes) in an aggregate amount of at least $100 million to repay the 1.50% Convertible Notes (ii) us being in financial covenant compliance, on a pro forma basis as of the time of the requested borrowing and on a projected basis for the succeeding 12 months, and (iii) there not existing a Default or Event of Default as of the time of the borrowing.  In order to seek to satisfy these requirements, we continue to actively evaluate various capital raising options to repay debt and add additional liquidity to the company’s balance sheet as well as strategic alternatives, which could include the sale of certain assets or of the entire company. There can be no assurance, however, that any of these alternatives will be successfully completed on terms acceptable to the Company to extend its cash and liquidity. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At this time, management does not believe that cash from future operations and our currently available cash and capacity for additional financings under our Senior Secured Notes facility (to the extent available) will be sufficient to allow for the repayment of our 1.50% Convertible Notes’ upon maturity in March of 2018. While the First Amendment provided for the availability of the Delayed Draw Term Loan Facility, due to various conditions prerequisite (many of which are related to our financial performance) to our being able to draw down on amounts available, we may not be able to utilize the Delayed Draw Term Loan in order to repay the 1.50% Convertible Notes when they become due.

In order to seek to satisfy these requirements, we continue to actively evaluate various capital raising options to repay debt and add additional liquidity to the company’s balance sheet as well as strategic alternatives, which could include the sale of certain assets or of the entire company. There can be no assurance, however, that any of these alternatives will be successfully completed on terms acceptable to us in order to extend our cash and liquidity. If we cannot secure additional funds and cannot repay the 1.50% Convertible Notes when they become due in March 2018, the resulting default may result in a cross-default and acceleration of our other outstanding indebtedness, which could ultimately force us into bankruptcy or liquidation. These factors raise substantial doubt about our ability to continue as a going concern over the next twelve months. See Item 1A – Risk Factors in the Quarterly Report on Form 10-Q.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Changes in Working Capital

At September 30, 2017 and December 31, 2016 the working capital ratio (current assets to current liabilities) was 0.69 to 1 and 2.75 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased $82.3 million from net cash provided by operating activities of $79.0 million in the Prior Year Nine Months to net cash used by operating activities of $3.9 million in the Current Nine Months due primarily to a decrease of net income from continuing operations of $632.8 million from net income of $49.2 million in the Prior Year Nine Months to net loss of $583.6 million in the Current Nine Months as well as adjustments for income from discontinued operations of $10.8 million in the Prior Year Nine Months to income from discontinued operations of $49.3 million in the Current Nine Months.  The change in the non-cash adjustments is primarily as a result of the following: 1) loss on extinguishment of debt of $20.9 million in the Current Nine Months as compared to a gain on extinguishment of debt of $8.5 million in the Prior Year Nine Months, 2) decrease of gains on sale of trademarks from $10.0 million in the Prior Year Nine Months to $0.9 million in the Current Nine Months, 3) a non-cash trademark impairment of $521.7 million in the Current Nine Months as compared to zero in the Prior Year Nine Months, 4) a non-cash goodwill impairment of $103.9 million in the Current Nine Months as compared to zero in the Prior Year Nine Months, 5) a non-cash loss on foreign currency translation of $2.8 million in the Current Nine Months as compared to a loss on foreign currency translation of $0.6 million in the Prior Year Nine Months and 6) a non-cash gain on deconsolidation of joint venture of $3.8 million as compared to zero in the Prior Year Nine Months offset by the following: 1) a decrease of $48.2 million in the deferred income tax provision from $16.5 million in the Prior Year Nine Months to a deferred income tax benefit of $31.7 million in the Current Nine Months, 2) a decrease in amortization of convertible note discount from $17.8 million in the Prior Year Nine Months as compared to $13.2 million in the Current Nine Months, and 3) a decrease in the provision for doubtful accounts from $8.3 million in the Prior Year Nine Months to $5.4 million in the Current Nine Months.  These non-cash adjustments are offset by cash used in working capital items of $50.4 million in the Current Nine Months as compared to cash used in working capital items of $12.0 million in the Prior Year Nine Months and a decrease in net cash from discontinued operations activities from cash provided by discontinued operations of $13.0 million in the Prior Year Nine Months to cash used in discontinued operations of $7.0 million in the Current Nine Months.

Investing Activities

Net cash provided by investing activities increased approximately $253.0 million, from cash provided by investing activities of $75.4 million in the Prior Year Nine Months to cash provided by investing activities of $328.4 million in the Current Nine Months. The increase between both periods is primarily due to the proceeds of $345.0 million received on the sale of our Entertainment segment which is included within net cash provided by continuing investing activities as well as the cash received of $2.7 million related to the sale of Complex Media and the cash received of $2.6 million related to the sale of NGX in the Current Nine Months offset primarily due to the cash received in the Prior Year Nine Months from the sale of BBC Ice Cream, sale of Badgley Mischka and the sale of TangLi International Holding Ltd. as well as the cash received from the note due from Buffalo International of which there were no comparable amounts received in the Current Nine Months.

Financing Activities

Net cash used in financing activities increased approximately $222.2 million, from cash used in financing activities of $203.7 million in the Prior Year Nine Months to cash used in financing activities of $425.9 million in the Current Nine Months. The increase between both periods is primarily due to the payment of long-term debt of $583.2 million in cash as well as the corresponding make-whole premium payment of $13.9 million in the Current Nine Months, offset by a decrease in payment of prepaid financing costs of $28.6 million from the Prior Year Nine Months to the Current Nine Months as well as an increase in restricted cash period over period.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this Quarterly Report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in our Form 10-K for the fiscal year ended December 31, 2016 and other SEC filings. The words “believe,” “anticipate,” “expect,” “confident,” “project,” “provide,” “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this Quarterly Report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In 2015 and 2016, material weaknesses were identified in certain of the Company’s review and other controls, which have been enumerated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Also, during the June 30, 2017 financial close process, a material weakness was identified in the Company’s controls related to the monitoring of reconsideration events under the variable interest model as it relates to the Company’s joint venture accounting and during the September 30, 2017 financial close process, a material weakness was identified related to monitoring controls related to the identification of the need for a valuation allowance against certain deferred tax assets associated with the Company’s intangible asset impairment charges.

Addressing the Material Weaknesses

The material weaknesses which existed at December 31, 2015 were remediated at December 31, 2016. However, management concluded at December 31, 2016, that certain management review controls related to our statement of cash flows and our intangible asset impairment testing were not adequate as the controls in place failed to detect certain material errors. In 2017, additional review procedures are being performed by the Senior Vice President-Finance and the Chief Financial Officer and certain additional control procedures have been adopted to mitigate these material weaknesses.  Also, management is implementing additional procedures to address the material weakness identified in the Company’s Q2 2017 and Q3 2017 financial close process.

We are in the process of remediating the above weaknesses and testing the operating effectiveness of the new and existing controls. The material weaknesses cannot be considered completely addressed until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  As a result of the foregoing, the principal executive officer and the principal financial and accounting officer concluded that as of September 30, 2017, certain of the Company’s disclosure controls and procedures, including management review controls related to our statement of cash flows and our intangible asset impairment testing, financial reporting related to reconsideration events of joint venture accounting, and monitoring controls related to the identification of the need for a valuation allowance against certain deferred tax assets associated with the Company’s intangible asset impairment charges were not effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Notwithstanding the discussion above, our principal executive officer and principal financial and accounting officer have concluded that the financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the nine months ended September 30, 2017, that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed above.

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

PART II. Other Information

Item 1. Legal Proceedings.

In July 2013, Signature Apparel Group LLC, referred to as Signature, filed an amended complaint in an adversary proceeding captioned Signature Apparel Group LLC v. ROC Fashions, LLC, et al., United States Bankruptcy Court, Southern District of New York, Adv. Pro. No. 11-02800 in the United States Bankruptcy Court for the Southern District of New York that, among others, named Studio IP Holdings LLC (“Studio IP”) and the Company (the Company and Studio IP, collectively referred to as “Iconix”), as defendants.  The causes of action in the amended complaint relate to a series of events from September 2009 with respect to which Signature sought at least $8.8 million in damages from Iconix. In August 2017, the Bankruptcy Court rendered a decision in this matter.  In that decision, the Court found that one of Signature’s principals must disgorge $2.05 million of the consulting fees that he received in breach of his fiduciary duties to Signature and that Iconix was jointly and severally liable for this amount, plus interest as applicable.  The Court also found Iconix liable on the causes of action asserted against it in the amended complaint, including negligent misrepresentation, aiding and abetting breach of fiduciary duty, breach of contract (Studio IP only), fraud, and tortious interference with contract (the Company only).  The Court ordered supplemental post-trial briefing related solely to the calculation of additional damages, if any, to be awarded to Signature.  Signature, through its brief filed on November 3, 2017, now alleges damages of up to $70 million, plus counsel fees and interest as applicable.  Iconix strongly disagrees with the basis for and the amounts of damages claimed by Signature and, in its responsive brief filed on December 8, 2017, argued vigorously that no additional damages are warranted.  However, given the uncertainty of how the Bankruptcy Court will rule with respect to damages, Iconix cannot, at this time, estimate the amount of additional damages, if any.

In April 2016, New Rise Brands Holdings, LLC, referred to as New Rise, a former licensee of the Ecko Unlimited trademark, and Sichuan New Rise Import & Export Co. Ltd., referred to as Sichuan (and, together with New Rise, referred to as the Plaintiffs), the guarantor under New Rise’s license agreement, commenced an action captioned New Rise Brands Holdings, LLC and Sichuan New Rise Import & Export Co. Ltd v. IP Holdings, LLC, et al., Index No. 652278/2016 in the New York State Supreme Court, New York County against the Company’s subsidiary, IP Holdings, LLC, referred to as IP Holdings, seeking damages of $15 million, plus punitive damages of $50 million, counsel fees and costs.  Among other claims, Plaintiffs allege improper termination of New Rise’s license agreement and fraud and misappropriation.  IP Holdings is vigorously defending against the claims and has asserted counterclaims against Plaintiffs.  At this time, the Company is unable to estimate the ultimate outcome of this legal matter.

Two shareholder derivative complaints captioned James v. Cuneo et al, Docket No. 1:16-cv-02212 and Ruthazer v. Cuneo et al, Docket No. 1:16-cv-04208 have been consolidated in the United States District Court for the Southern District of New York, and three shareholder derivative complaints captioned De Filippis v. Cuneo et al. Index No. 650711/2016, Gold v. Cole et al, Index No. 53724/2016 and Rosenfeld v. Cuneo et al., Index No. 510427/2016 have been consolidated in the Supreme Court of the State of New York, New York County.  The complaints name the Company as a nominal defendant and assert claims for breach of fiduciary duty, insider trading and unjust enrichment against certain of the Company's current and former directors and officers arising out of the Company's restatement of financial reports and certain employee departures.  At this time, the Company is unable to estimate the ultimate outcome of these matters.

As previously announced, the Company has received a formal order of investigation from the SEC. The Company intends to continue to cooperate fully with the SEC.

Three securities class actions have been consolidated in the United States District Court for the Southern District of New York, under the caption In re Iconix Brand Group, Inc., et al., Docket No. 1:15-cv-4860, against the Company and certain former officers and one current officer (the “Class Action”). The plaintiffs in the Class Action purport to represent a class of purchasers of the Company’s securities from February 22, 2012 to November 5, 2015, inclusive, and claim that the Company and individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making allegedly false and misleading statements regarding certain aspects of the Company’s business operations and prospects. On October 25, 2017, the Court granted the motion to dismiss the consolidated amended complaint filed by the Company and the individual defendants with leave to amend.  On November 14, 2017, the plaintiffs filed a second consolidated amended complaint. The Company and the individual defendants intend to vigorously defend against the claims. At this time, the Company is unable to estimate the ultimate outcome of these legal matters.

From time to time, the Company is also made a party to litigation incurred in the normal course of business. In addition, in connection with litigation commenced against licensees for non-payment of royalties, certain licensees have asserted unsubstantiated counterclaims against the Company.  While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not, individually or in the aggregate, have a material effect on the Company’s financial position or future liquidity.

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

The Company currently does not have and may not have sufficient funds to make payments on the 1.50% Convertible Notes when they become due which would constitute an event of default with respect to such notes and could also constitute a default under the terms of our other debt.

The Company currently does not have and does not currently expect to generate sufficient cash from operations necessary to repay the 1.50% Convertible Notes upon maturity. Accordingly, it will have to raise funds through additional debt and/ or equity financing, including relying on the availability of the Second Delayed Draw Term Loan.  Conditions to the availability of the Second Delayed Draw Term Loan include (i) the Company raising additional funds through various sources (and/or achieving a reduction in the outstanding principal amount of the 1.50% Convertible Notes) in an aggregate amount of at least $100 million to repay the 1.50% Convertible Notes (ii) the Company being in financial covenant compliance, on a pro forma basis as of the time of the requested borrowing and on a projected basis for the succeeding 12 months, and (iii) there not existing a default or event of default as of the time of the borrowing. The Company is actively evaluating and pursuing various capital raising transactions, including the sale of selected assets consistent with the Company’s ongoing efforts to strengthen its balance sheet, debt and equity financings or any combination of the foregoing, as well as other strategic alternatives, which could include the sale of the Company.

We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. If the Company cannot secure such additional funds, it will not be able to draw down on the Second Delayed Draw Term Loan and, unless the Company secures funds from alternate sources, will not have sufficient liquidity to repay its 1.50% Convertible Notes when due. Such factors may raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to raise such financing will depend on prevailing market conditions which the Company expects may be negatively impacted by a number of factors, including the Company’s recent and projected financial results, recent changes in and the volatility of its stock price, the Company’s current level of indebtedness and debt service costs, or doubts regarding the Company’s ability to continue as a going concern. As a result of such conditions, the terms of the capital available to the Company, if any, may not be favorable or in sufficient amount to make payment on the 1.50% Convertible Notes.

Further, the Company may not be able to raise such additional financing or draw down from the Second Delayed Draw Term Loan within the period required to satisfy its obligation to make timely payments upon maturity or any conversion. In addition, the terms of any current or future debt that the Company incurs to obtain the necessary financing may contain conditions precedent to funding and covenants that if not satisfied or breached would prohibit the Company from making cash payments or otherwise restrict its ability to make such payments. A failure to pay the required cash consideration upon maturity of the 1.50% Convertible Notes would constitute an event of default under the indenture governing the 1.50% Convertible Notes, which could constitute a default under the terms of the Company’s other debt, including the Company’s Series 2012-1 4.229% Senior Secured Notes, Class A-2, Series 2013-1 4.352% Senior Secured Notes, Class A-2,  Series 2012-1 Variable Funding Senior Notes, Class A-1 and the DB Credit Agreement. Such defaults could allow the lenders and noteholders to terminate their commitments, accelerate all indebtedness outstanding thereunder and potentially pursue other remedies available to them in accordance with the terms of such indebtedness, which could lead to the foreclosure of collateral and force the Company into bankruptcy or liquidation. In addition, acceleration of the DB Credit Agreement  obligations would result in a rapid amortization event under, and potential removal of the Company as manager of, the Company’s securitization facility, and the loss of revenue streams paid to the Company by the securitization facility. If the Company’s outstanding borrowings under the terms of its debt arrangements were to be accelerated in the event of a default, the Company may not be in a position to continue as a going concern and, therefore, may be unable to realize its assets and settle its liabilities and commitments in the normal course of business.

Future issuances of equity or convertible notes to raise additional needed capital may result in significant dilution to our stockholders.

In order to raise additional needed capital, the Company may issue shares of its common stock or shares of preferred stock or debt convertible into shares of its common stock or preferred stock. There can be no assurance that such issuances will be at current market rates or on terms favorable to the Company and its existing stockholders. Any raising of capital involving the issuance of equity is expected to result in a significant dilution to existing stockholders. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. Similarly, if our common stock is delisted from the NASDAQ, it may limit our ability to raise additional funds.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to certain trademarks.

As of September 30, 2017, the Company’s consolidated balance sheet reflects debt of approximately $1,013.3 million (which is net of $13.7 million of debt issuance costs), including secured debt of $796.1 million under our Senior Secured Notes, Variable Funding Notes and 2017 Senior Secured Term Loan. In accordance with ASC 470, our 1.50% Convertible Notes are included in our $1,013.3 million of consolidated debt at a net debt carrying value of $230.9 million; however, the principal amount owed to the holders of our 1.50% Convertible Notes is $236.2 million (due March 2018). As previously disclosed, the Company does not have and does not currently expect to generate sufficient cash from operations necessary to repay the 1.50% Convertible Notes upon maturity and, therefore, will have to raise funds through additional debt and/or equity financing.   As of September 30, 2017, the Company fully repaid the outstanding principal balance of the Senior Secured Term Loan.  We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our debt obligations:

•	could impair our liquidity;
•	could make it more difficult for the Company to satisfy its other obligations;
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

In addition, as of September 30, 2017, approximately $9.1 million, or 3%, of the Company’s total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

In the event that we are unable to raise the additional financing referenced above, or we fail to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness and unable to draw on the Second Delayed Draw Term Loan. A debt default could significantly diminish the market value and marketability of our common stock, result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness and impact the Company’s ability to continue as a going concern.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees, such that the loss of any of such licensees or their renewal on terms less favorable than today, could slow our growth plans, decrease our revenue and impair our cash flows.

Our licenses with Wal-Mart, Target, Kohls, Kmart/Sears and Global Brands Group represent, each in the aggregate, our five largest licensees during the nine-month period ended September 30, 2017, representing approximately 17%, 11%, 9%, 8% and 8%, respectively, of our total revenue for such period.

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

In addition to the previously disclosed non-renewals of the Company’s (i) OP and Starter direct-to-retail (“DTR”) license agreements with Walmart and (ii) Mossimo DTR license agreement with Target, the Company was recently informed Walmart would not be renewing its DanskinNow DTR license agreement following the expiration of its current term in January 2019. While the Company is actively working to place these brands with other licensees, the failure to enter into replacement license agreements for these brands on economic terms similar to such DTR arrangements may adversely affect our future revenues and cash flows.

In addition, we may face increasing competition in the future for direct-to-retail licenses as other companies owning established brands may decide to enter into licensing arrangements with retailers similar to those we currently have in place. Furthermore, our current or potential direct-to-retail licensees may decide to more prominently promote and market competing brands, or develop or purchase other or establish their own brands, rather than continue their licensing arrangements with us. In addition, increased competition could result in lower sales of products offered by our direct-to-retail licensees under our brands. If our competition for retail licenses increases, it may take us longer to procure additional retail licenses.

We have a material amount of goodwill and other intangible assets, including our trademarks, recorded on our balance sheet. As a result of changes in market conditions and declines in the estimated fair value of these assets, we may, in the future, be required to further write down a portion of this goodwill and other intangible assets and such write-down would, as applicable, either decrease our net income or increase our net loss.

As of September 30, 2017, goodwill represented approximately $63.9 million, or approximately 6% of the Company’s total consolidated assets, and trademarks and other intangible assets represented approximately $468.5 million, or approximately 43% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

In November 2017, as of a result of, among other things, the recent decisions by certain licensees not to renew existing Mossimo and Danskin license agreements and expected modest diminished revenues in 2018 across several of the Company’s other brands, the Company accelerated the timing of its annual impairment testing of goodwill and intangible assets to be completed in connection with the preparation of its financial statements for the quarter ended September 30, 2017.  As a result of such testing, in the Current Quarter, the Company recorded a total non-cash asset impairment charge of $521.7 million which is comprised of $135.9 million in the men’s segment, $227.6 million in the women’s segment, $69.5 million in the home segment, and $88.8 million in the international segment to reduce various trademarks in those segments to fair value.  Additionally, the Company recorded a total non-cash asset impairment charge of $103.9 million which is comprised of $73.9 million in the women’s segment, $1.5 million in the men’s segment and $28.4 million in the home segment to reduce goodwill in those segments to fair value.  These impairment charges are reflected in the Company’s financial statements for the quarter ended September 30, 2017 filed with this Quarterly Report.

There can be no assurance that any future downturn in the business of any of the Company’s segments will not result in a further write-down of goodwill or trademarks, which would either decrease the Company’s net income or increase the Company’s net loss, which may or may not have a material impact to the Company’s consolidated statement of operations.

The Company may not generate sufficient cash in the next twelve months necessary to fund continued operations.

Our ability to make cash payments on and to refinance our indebtedness and to fund future operations will depend on our ability to generate significant operating cash flow in the future. This ability is, to a significant extent, subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in amount sufficient to enable us to fund our liquidity needs, including fees payable in connection with waivers obtained from our creditors (see “Subsequent Events—Amendments to DB Credit Agreement” and “Subsequent Events—Waiver of Default under Base Indenture”), costs related to the impairment analysis discussed under “Subsequent Events—Impairment Charges” and costs related to ongoing litigation (see “Legal Proceedings” and “—We have been named in securities litigations, which could be expensive and could divert our management’s attention.  There may be additional class action and/or derivative claims”). As a result, we may need to refinance all or a portion of our indebtedness, on or before its maturity, obtain additional equity or debt financing, sell existing assets or enter into strategic alliances with other parties. We cannot assure you that we will be able to do so on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders. Any inability to generate sufficient cash flow, refinance our indebtedness or incur additional indebtedness on commercially reasonable terms could adversely affect our financial condition and could cause us to be unable to service our existing debt. If we are unable to obtain a waiver, we would be in default under our existing indebtedness, the holders of such indebtedness could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. Even if we are able to obtain such waivers, limited liquidity may cause us to delay or abandon some or all of our plans to invest in new brands and may have a material and adverse effect our ability to generate and/or increase revenue going forward or cause us to be unable to maintain existing licenses on favorable terms and conditions.

We have been named in securities litigations, which could be expensive and could divert our management’s attention.  There may be additional class action and/or derivative claims.

We have been named as defendants in three securities actions filed in the Southern District of New York, one common law action filed in New York State Civil Court, New York County and five shareholder derivative claims have been filed on behalf of the Company, three which were filed in New York State Supreme Court and two of which were filed in the Southern District of New York, each as described in Note 9 to our Unaudited Consolidated Financial Statements contained in this Quarterly Report. While we plan to vigorously defend the securities and common law actions and seek to dismiss the derivative claims, we may be unable to defend or settle these claims on favorable terms, and there can be no assurance that additional claims will not be made by other stockholders. The pending and any future securities claims or derivate suits could be costly and could harm our reputation and business. An adverse determination could materially and negatively affect the Company. Our insurance coverage may not be adequate or available for us to avoid or limit our exposure in the pending actions or in future claims and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. Additionally, securities and derivative claims may divert our management’s attention from other business concerns, which could seriously harm our business. Finally, the market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities and/or derivative litigation.

We have previously identified material weaknesses in our internal control over financial reporting, and during the course of preparing our financial statements for the quarter ended September 30, 2017, we identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, we may be unable to report our financial condition or results of operations accurately or on a timely basis and investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be adversely affected.

As previously disclosed, we and our auditors have identified material weaknesses in our internal control over financial reporting for prior periods. Following the identification of the material weaknesses for prior periods, management implemented a remediation plan for such material weaknesses.  Such material weaknesses cannot be considered completely addressed until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  Further, as described above in this Quarterly Report, as of September 30, 2017, management concluded that certain of our disclosure controls and procedures, including management review controls related to our statement of cash flows and our intangible asset impairment testing, financial reporting related to reconsideration events of joint venture accounting, and monitoring controls related to the identification of the need for a valuation allowance against certain deferred tax assets associated with the Company’s intangible asset impairment charges were not effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

We intend to implement additional review procedures and adopt additional control procedures to remediate the material weaknesses identified as of September 30, 2017.  There can be no assurance that the internal controls we implement will be effective or that in the future we will not suffer from additional ineffective disclosure controls and procedures or internal controls over financial reporting, which would further impair our ability to provide reliable and timely financial reports. We have implemented, and are implementing, additional finance and accounting systems, procedures and controls to satisfy our reporting requirements, but we must implement further measures. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all.  If we are unable to remediate effectively these material weaknesses, we may be unable to report our financial condition or financial results accurately or report them within the timeframes required by the SEC, and our business may be further harmed.  Historical restated financial statements and failures in internal controls may also cause investors to lose confidence in our financial reporting process and the accuracy and completeness of our financial reports, which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition. See "Controls and Procedures" in Part I, Item 4 of this Quarterly Report.

The risks described herein and in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company, or that are currently deemed to be immaterial, also may materially adversely affect the Company’s business, financial condition and/or future operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities in the Current Quarter.

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 - July 31	—	$—	—	$—
August 1 - August 31	—	$—	—	$—
September 1 - September 31	7,609	$5.62	—	$—
Total	7,609	$5.62	—	$—

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

Exhibit 4.1

First Amendment to the Series 2012-1 Supplemental Indenture dated August 18, 2017 (filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 24, 2017, and incorporated by reference herein).

Exhibit 10.1

Credit Agreement, dated as of August 2, 2017, among IBG Borrower LLC, as the borrower (“IBG Borrower”), Iconix Brand Group, Inc. and certain of IBG Borrower’s wholly-owned subsidiaries, as guarantors, Cortland Capital Market Services LLC, as administrative agent and collateral agent and the lenders party thereto from time to time, including Deutsche Bank AG, New York Branch. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2017, and incorporated by reference herein).

Exhibit 10.2

Facility Guaranty, dated as of August 2, 2017, among Iconix Brand Group, Inc. and certain wholly-owned subsidiaries of IBG Borrower LLC, as guarantors and Cortland Capital Market Services LLC, as administrative agent and collateral agent (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 8, 2017, and incorporated by reference herein).

Exhibit 10.3

Security Agreement, dated as of August 2, 2017, among Iconix Brand Group, Inc., IBG Borrower LLC and certain of its wholly-owned subsidiaries, as Grantors, and Cortland Capital Market Services LLC, as Collateral Agent (filed as exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 8, 2017, and incorporated by reference herein).

Exhibit 10.4

First Amendment to the Class A-1 Note Purchase Agreement dated August 18, 2017, by and among Iconix Brand Group, Inc, the Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, and Guggenheim Securities Credit Partners, LLC, as L/C Provider, as Swingline Lender and as Administrative Agent (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2017, and incorporated by reference herein).

Exhibit 10.5

Limited Waiver and Amendment No. 1 to Credit Agreement, dated as of October 27, 2017, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto including Deutsche Bank AG, New York Branch; and Cortland Capital Market Services LLC, a Delaware limited liability company as Administrative Agent and Collateral Agent. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2017, and incorporated by reference herein).

Exhibit 10.6

Second Amendment, Consent and Limited Waiver to Credit Agreement, dated as of November 24, 2017, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto including Deutsche Bank AG, New York Branch; and Cortland Capital Market Services LLC, a Delaware limited liability company, as Administrative Agent and Collateral Agent (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2017, and incorporated by reference herein).

Exhibit 10.7

Executive Employment Agreement by and between F. Peter Cuneo and the Company entered into as of December 18, 2017 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2017, and incorporated by reference herein).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2

Certification of Executive Chairman of the Board of Directors Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.3	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Executive Chairman of the Board of Directors Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 32.3	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: December 22, 2017	/s/ John N. Haugh
John N. Haugh
President and Chief Executive Officer (Principal Executive Officer)

Date: December 22, 2017	/s/ F. Peter Cuneo
F. Peter Cuneo
Executive Chairman of the Board of Directors

Date: December 22, 2017	/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)