Form 10-K
period 2017-12-31
ICONIX BRAND GROUP, INC.
filed 2018-03-14
CIK 857737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2017 was approximately $394.5 million. As of March 6, 2018, 61,246,506 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Form 10-K/A to be filed within 120 days of December 31, 2017.

ICONIX BRAND GROUP, INC. - FORM 10-K

Unless the context requires otherwise, references in this Form 10-K to the “Company,” “Iconix,” “we,” “us,” “our,” or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

General

Iconix Brand Group is a brand management company and owner of a diversified portfolio of approximately 30 global consumer brands across the women’s, men’s, home and international segments. The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

As of December 31, 2017, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer ® , Rampage  ® , Mudd  ®  , London Fog  ®  , Mossimo  ®  , Ocean Pacific/OP  ®  , Danskin/Danskin Now ®  , Rocawear  ®  /Roc Nation  ®  , Cannon  ®  , Royal Velvet  ®  , Fieldcrest  ®  , Charisma  ®  , Starter  ®  , Waverly  ®  , Ecko Unltd  ®  /Mark Ecko Cut & Sew  ®  , Zoo York  ®  , Umbro ®, Lee Cooper  ® , and Artful Dodger  ®; and interests in Material Girl  ®  , Ed Hardy  ®  , Truth or Dare  ®  , Modern Amusement  ®  , Buffalo ®  , Hydraulic  ®, and PONY ®.

The Company seeks to monetize the Intellectual Property (herein referred to as “IP”) related to its brands throughout the world and in all relevant categories primarily by licensing directly with leading retailers (herein referred to as “direct to retail” or “DTR”), through consortia of wholesale licensees, through joint ventures in specific territories and via other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels from the mass tier (e.g. Wal-Mart) to better department stores (e.g. Macy’s). The licensees are responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with marketing, advertising and promotional campaigns designed to increase brand awareness. Additionally, the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

Globally, the Company has over 50 direct-to-retail licenses and more than 400 total licenses. Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital. The majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows. As of January 1, 2018, the Company had over $530 million of aggregate guaranteed royalty revenue over the terms of its existing contracts excluding renewals.

A key initiative in the Company’s global brand expansion plans has been the formation of international joint ventures. The strategy in forming international joint ventures is to partner with best-in-class, local partners to bring the Company’s brands to market more quickly and efficiently, generating greater short- and long-term value from its IP, than the Company believes is possible if it were to build-out wholly-owned operations ourselves across a multitude of regional or local offices. Since September 2008, the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel, Iconix Middle East, Diamond Icon, Umbro China and Danskin China.  Note that the Company now maintains a 100% ownership interest in Iconix China, Iconix Latin America and Iconix Canada.  Refer to Note 4 in Notes to Consolidated Financial Statements for further detail.

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

The Company has acquired the following brands on the dates indicated:

Date acquired	Brand
October 2004	Badgley Mischka(1)
July 2005	Joe Boxer
September 2005	Rampage
April 2006	Mudd
August 2006	London Fog
October 2006	Mossimo
November 2006	Ocean Pacific/ OP
March 2007	Danskin/ Danskin Now
March 2007	Rocawear/ Roc Nation
October 2007	Official-Pillowtex brands (Cannon, Royal Velvet, Fieldcrest and Charisma)
December 2007	Starter
October 2008	Waverly
October 2009, July 2011	Zoo York(2)
October 2011	Sharper Image(3)
November 2012	Umbro
February 2013	Lee Cooper(4)
October 2009, May 2013	Ecko Unltd/ Marc Ecko Cut & Sew(5)
March 2015	Strawberry Shortcake(6)

[1]	In February 2016, the Company sold the rights to the Badgley Mischka intellectual property to Titan Industries, Inc. Refer to Note 5 in Notes to Consolidated Financial Statements for further details.
[2]

In July 2011, the Company, through its wholly-owned subsidiary ZY Holdings, purchased the Zoo York brand and related assets from its IPH Unltd joint venture, increasing the Company’s effective ownership in the Zoo York brand from 51% to 100%.

[3]	The Company sold its rights to the Sharper Image intellectual property and related assets in December 2016. Refer to Note 5 in Notes to the Consolidated Financial Statements for further details.
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

[6]

In June 2017, the Company sold the businesses underlying the Entertainment segment, which included the Strawberry Shortcake brand.  Refer to Note 2 in Notes to Consolidated Financial Statements for further details

In addition to the acquisitions above, the Company has acquired ownership interests in the following brands through its investments in joint ventures as of December 31, 2017:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix’s Interest
November 2007	Artful Dodger	Scion(1)	100%
May 2009, April 2011	Ed Hardy	Hardy Way(2)	85%
March 2010	Material Girl and Truth or Dare	MG Icon	50%
June 2010	Peanuts	Peanuts Holdings(3)	0%
December 2012	Modern Amusement	Icon Modern Amusement	51%
February 2013	Buffalo	Alberta ULC	51%
October 2014	Nick Graham	NGX(4)	0%
December 2014	Hydraulic	Hydraulic IP Holdings	51%
February 2015	PONY	US Pony Holdings	75%

(1)

In July 2015, the Company acquired the remaining 50% interest in Scion, increasing its effective ownership of the Artful Dodger brand from 50% to 100%.  Refer to Note 4 in Notes to Consolidated Financial Statements for further details.

(2)

In April 2011, the Company acquired an additional interest in Hardy Way LLC, increasing its effective ownership of the brand from 50% to 85%.  Refer to Note 4 in Notes to Consolidated Financial Statements for further details.

(3)	In June 2017, the Company sold the businesses underlying the Entertainment segment, which included the Peanuts brand. Refer to Note 2 in Notes to Consolidated Financial Statements for further details.
(4)	In July 2017, the Company sold its 51% ownership interest in NGX, LLC. Refer to Note 4 in Notes to Consolidated Financial Statements for further details.

As of December 31, 2017, the Company was party to the following joint ventures to develop and market its brands in specific international markets, herein collectively referred to as the Company’s “International Joint Ventures”:

Date Created	Investment /Joint Venture	Iconix’s Interest
September 2008	Iconix China(1)	100%
December 2009	Iconix Europe	51%
May 2012	Iconix India	50%
June 2013	Iconix Canada(2)	100%
September 2013	Iconix Australia	50%
October 2013	Iconix Southeast Asia(3)	50%
December 2013	Iconix Israel	50%
December 2014	Iconix Middle East(4)	55%
July 2016	Umbro China Limited(5)	95%
October 2016	Danskin China Limited(6)	100%

(1)

In March 2015, the Company purchased 50% of the outstanding equity interests in Iconix China from its partner, increasing the Company’s ownership from 50% to 100%. Refer to Note 4 in Notes to Consolidated Financial Statements for further details.

(2)

In July 2017, the Company purchased the remaining 50% ownership interest in both Iconix Canada L.P. and Ico Brands L.P. (together with Iconix Canada L.P., collectively, “Iconix Canada”).  Refer to Note 4 in Notes to Consolidated Financial Statements for further details.

(3)	In June 2017, the Company deconsolidated Iconix SE Asia, Ltd. Refer to Note 4 in Notes to Consolidated Financial Statements for further details.
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

The Company’s brands

The Company owns a diversified portfolio of approximately 30 iconic brands across the Company’s four operating segments: women’s, men’s, home, and international (see Note 16 in Notes to Consolidated Financial Statements). Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s consolidated statement of operations as a discontinued operation for the year ended December 31, 2017 (“FY 2017”).  As of December 31, 2016, the Company’s Entertainment segment was classified as assets held for sale in the Company’s consolidated balance sheet pursuant to a definitive agreement dated May 9, 2017 to sell the businesses underlying the Entertainment segment. The sale was completed on June 30, 2017 (see Note 2 of Notes to Consolidated Financial Statements).  The Company’s objective is to grow its existing portfolio organically, both domestically and internationally, and acquire new brands, both of which leverage its brand management expertise, platform and infrastructure, and where third parties offer similar leverage of their relationships and infrastructures, enter into joint ventures or other partnerships. To achieve this objective, the Company intends to:

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

Women’s

Brands Wholly-Owned by Iconix:

Candie’s. Candie’s is known as a young contemporary lifestyle brand, with products in footwear, apparel and accessories categories.  The brand is “flirty and fun” in spirit, often affiliated with a celebrity spokesperson. Candie’s was established as a brand in 1977 and is Iconix’s longest held trademark. The primary licensee for Candie’s is Kohl’s Department Stores, Inc., herein referred to as Kohl’s.  In July 2005 Kohl’s commenced the all-store roll out of the brand in the United States with a multi-category line of Candie’s lifestyle products, including sportswear, denim, footwear, handbags and intimate apparel. Additionally, the brand has signed wholesale license agreements with channels outside of Kohl’s in the following categories:  Kids, Kids Underwear and Sleepwear and Home.  Candie’s award-winning advertising is known for its flirty but playful concepts. Over the years the brand has created omni-channel marketing campaigns leveraging its talent of “It” girls including Britney Spears, Fergie, Destiny’s Child, Lea Michele, Vanessa Hudgens, Hilary Duff, Bella Thorne, Kelly Clarkson & Jenny McCarthy. In 2016, the brand introduced Sarah Hyland as the first ever Creative Director. In addition to starring in each campaign, Sarah influences the development and design of each new collection.

Bongo. The Bongo brand is positioned as a California lifestyle brand, with a broad range of Junior’s casual apparel and accessories, including denim, sportswear, eyewear and footwear. The brand was established in 1982. In February 2010, the Company signed a direct-to-retail license agreement with Kmart Corporation, a wholly-owned subsidiary of Sears Holding Corporation (herein referred to as Kmart/Sears), for the brand in the United States. Bongo is a highly visible brand at Kmart/Sears, with strong presence across women’s apparel, accessories and footwear.

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

Rampage. Rampage was established in 1982 and is known as a young contemporary fashion brand. The brand was acquired by the Company in September 2005. Rampage products are sold through better department stores such as Macy’s and Belk Stores, with the largest retail categories being footwear, handbags, intimates, accessories and outerwear. Previous campaigns have featured Petra Nemcova, Gisele Bündchen, Bar Refaeli, Irina Shayk, and Olivia Culpo.

Mudd. Mudd is a highly recognizable junior lifestyle brand, with product offerings in the denim, footwear and accessories categories. It was established in 1995 and acquired by the Company in April 2006. In November 2008, the Company entered into a multi-year licensing agreement with Kohl’s under which Kohl’s became the exclusive retailer in the United States for apparel, footwear, fashion accessories and jewelry. The brand was launched at Kohl’s in July 2009 and is currently sold in all Kohl’s stores in numerous categories.

London Fog. London Fog is a classic brand known worldwide for its outerwear, luggage and travel products, cold weather accessories, umbrellas and footwear. The brand was established over 80 years ago and was acquired by the Company in August 2006. The brand is sold in a variety of categories through wholesale licenses in the United States, primarily through the department store channel including Macy’s and Nordstrom’s Department Store. Further, the Company has a direct-to-retail license agreement for London Fog with Hudson’s Bay Corporation in Canada.

Mossimo. Mossimo is known as a contemporary, active and youthful lifestyle brand.  It is one of the largest apparel brands in the United States. The brand was established in 1986 and acquired by the Company in October 2006. Since 2000, Target Corporation, herein referred to as Target, has held the exclusive license in the United States, covering apparel products for men, women and children, including casual sportswear, denim, swimwear, bodywear, watches, handbags and other fashion accessories. As previously disclosed, the Company was notified that Target will not renew the existing license agreement for the brand subsequent to its expiration on October 31, 2018.

Ocean Pacific/OP. Ocean Pacific and OP are global action-sports lifestyle apparel brands which trace their heritage to Ocean Pacific’s roots as a 1960’s surfboard label. The Company acquired the Ocean Pacific/OP brands in November 2006 and in 2007, the OP business in the United States was converted to a direct-to-retail license with Wal-Mart Stores, Inc. (herein referred to as Wal-Mart). In Spring 2008, OP launched exclusively in select Wal-Mart stores in the United States and was expanded to all stores in 2009.  In 2017, Ocean Pacific was repositioned to re-connect with the brand heritage and its authentic core customer, the action-sports enthusiast, across the specialty channel. The OP DTR license agreement at Walmart was not renewed upon its expiration in June 2017.

Danskin/Danskin Now. Danskin is a 135 year-old iconic brand of women’s activewear, athleisure, legwear, dancewear, intimates, sleepwear, and fitness equipment, which the Company acquired in March 2007. Danskin has maintained a legacy of health, strength and female empowerment in its core values. The Danskin brand continues to be sold through better department, mid-tier, specialty and sporting goods stores, as well as through Danskin.com by wholesale licensees in the United States. In 2014, the brand re-launched its e-commerce site, blog, and expanded its social media efforts sustaining its heritage with dance.   In 2016, Danskin entered into a partnership through 2018 with Jenna Dewan Tatum, actress - producer - dancer and social media personality, as celebrity ambassador and face of its campaign.  As previously disclosed, the Company was notified that Walmart will not renew the existing Danskin Now license agreement for the brand subsequent to its expiration in January 2019.

Brands Held by Iconix with Joint Venture Partners:

MG Icon—Material Girl.  MG Icon, a joint venture in which the Company has a 50% interest, was formed by the Company with Madonna and Guy Oseary in March 2010 to buy, create, develop and license brands across a spectrum of consumer product categories, with Madonna serving as the creative director. Concurrent with the formation of this joint venture, MG Icon entered into a direct-to-retail license with Macy’s Retail Holdings, Inc. (herein referred to as Macy’s) for the Material Girl brand covering a wide array of consumer categories. As previously disclosed, the Company was notified that Macy’s will not renew the existing license agreement for the brand subsequent to its expiration in January 2020.  Additionally, the brand has signed three wholesale license agreements to launch in channels outside of Macy’s in the following categories:  kids, intimates and sleepwear, and hosiery and socks. Celebrating its seventh year, the brand has had many notable faces for its campaigns, including Rita Ora, Zendaya, Kelly Osbourne, Sofia Richie, Taylor Momsen and Pia Mia.

Men’s

Brands Wholly-Owned by Iconix:

Rocawear/Roc Nation. Rocawear is a youth culture brand, established by Shawn “Jay-Z” Carter and his partners in 1999. The Company acquired the Rocawear brand in March 2007. Rocawear is currently licensed in the United States in a variety of categories, including men’s, women’s and kids’ apparel, outerwear, footwear, jewelry and handbags. Rocawear products are sold primarily through department stores nationwide. In July 2013, the Company acquired the global rights to the “Roc Nation” name, a higher-end halo brand of Rocawear, associated with the Roc Nation entertainment and talent agency.

Starter. Founded in 1971, Starter is one of the original brands in licensed team sports merchandise and is a highly-recognized brand of athletic apparel and footwear. The Company acquired Starter in December 2007. At the time of the acquisition, the brand was distributed in the United States primarily at Wal-Mart through a number of wholesale licensees. In July 2008, the brand was converted to a direct-to-retail license with Wal-Mart and is currently sold in all stores in the United States and Canada. The Starter brand has been worn by some of the greatest athletes in MLB, NBA, NFL and NHL and the 2015 ambassadors for the brand included Kevin Love and Eric Decker. Most recently, the Company has partnered with all the major professional sports leagues and over one hundred NCAA universities throughout the U.S. through a licensee to re-launch the iconic Starter satin jacket, sold through various specialty stores, sporting goods stores and online. In 2012, the Starter Black brand was launched.  Starter Black is a premium lifestyle brand extension that focuses on a fashion-forward collection of logo branded apparel and accessories and has quickly become a staple among celebrities, athletes and influencers.  The Starter Black brand is sold in high-end specialty and sporting goods stores (e.g. Fanatics, Barnes and Noble College Book Stores).  In the Fall of 2017, the Starter brand was launched as an exclusive distribution with Amazon as their only national brand in their private brand division.  Over 300 styles across men’s, women’s, and children’s activewear and accessories will launch on the site throughout 2018.

Zoo York. Zoo York is an East Coast-based action lifestyle brand, named for the graffiti-art infused counterculture of 1970’s New York City. Zoo York has licenses with wholesalers covering a variety of products, including men’s, women’s and kids’ apparel, footwear, socks and accessories. The Manhattan-based brand proudly serves up a wide range of casual utilitarian looks for men and women that fuse authentic military-influenced overtones with iconic Zoo York City imagery.  The Company acquired a 51% interest in the Zoo York brand as part of the Ecko Untld. acquisition in 2009, and the Company increased its ownership to 100% in 2011. Zoo York is currently distributed in department stores including Kohl’s, JCPenney, and Stage Stores. Celebrity spokespeople for the brand include professional skateboarders Chaz Ortiz.

Ecko Unltd, Marc Ecko Cut & Sew.  In October 2009, the Company, through a then newly formed joint venture company IPH Unltd, acquired a 51% controlling stake in the Ecko portfolio of brands. In May 2013, the Company purchased the remaining 49% interest from its minority partner, increasing its ownership in IPH Unltd from 51% to 100%. Founded in 1993, Ecko and its various brands are marketed and sold to consumers in the youth culture lifestyle categories, including active-athletic, streetwear, collegiate/preppy and denim fashion for men, women and children. Ecko Unltd. products are sold primarily through department and specialty stores including Dillard’s and JCPenney. Ecko Unltd. brand ambassadors include professional skateboarder Manny Santiago and professional boxer Danny Garcia.  Marc Ecko Cut & Sew is a halo brand, licensed in men’s apparel, outerwear, underwear, fragrance and accessories. It is distributed in boutiques, specialty stores and Dillard’s Department Store.

Artful Dodger.  In November 2007, Scion, through its wholly-owned subsidiary, Artful Holdings LLC, purchased the Artful Dodger brand, a high end urban apparel brand.  In July 2015, the Company acquired the remaining 50% interest in the Scion joint venture which increased the Company’s ownership interest in Scion, and as a result, Artful Dodger, to 100%.

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

NGX, LLC—Nick Graham.  In October 2014, the Company formed a joint venture with NGO, LLC (“Nick Graham”) in which the Company purchased a 51% interest in the Nick Graham trademarks and related assets. Founded in 2013, Nick Graham is a men’s lifestyle brand.  The Company sold its ownership interest in NGX, LLC in July 2017.

Hydraulic IP Holdings, LLC - Hydraulic.  In December 2014, the Company formed a joint venture with Top On International Group Limited in which the Company effectively purchased a 51% interest in the Hydraulic trademarks and related assets. Hydraulic was founded in New York in 1998 and is known for setting the blue jean standard in the denim market for junior’s, women’s and plus sizes. Hydraulic differentiates itself from other denim brands by positioning itself with the theme that all denim was not created equally. Hydraulic is currently distributed in department stores and is licensed for women’s apparel in the United States.

US Pony Holdings, LLC – Pony / Product of New York.  In February 2015, the Company through its newly-formed subsidiary, US Pony Holdings, LLC, acquired the North American rights to the Pony / Product of New York brand. These rights include the rights in the United States obtained from Pony, Inc. and Pony International, LLC, and the rights in Mexico and Canada obtained from Super Jumbo Holdings Limited. US Pony Holdings, LLC is owned 75% by the Company and 25% by its partner, Anthony L&S Athletics, LLC. Since acquiring the brand, the Company has entered into footwear, apparel and hosiery licensing contracts.  The brand is distributed in mid-tier department stores, specialty stores and sporting goods stores.

Formed in 1972 in New York City, PONY became one of the top athletic footwear brands worldwide in the 1990's appearing on professional athletes in the NBA, NFL, MLB, Pro Soccer, Pro Tennis, and Pro Boxing.  In Q4 2015, the Company launched its current multi-faceted marketing campaign highlighting the acronym for Pony, Product of New York.  The digital and social media campaign aimed at millennials, paid homage to the brand’s New York City roots.

Home

Brands Wholly-Owned by Iconix:

Cannon. Established in 1887, Cannon is a brand with a powerful heritage and products that are known for their high quality, easy care and appeal to a broad range of consumers.  One of the most recognized home brands, Cannon delivers a consistent quality at an affordable price.  It is known as the first textile brand to sew logos onto products.  The Company acquired Cannon as part of the 2007 Pillowtex acquisition.  At the time of the acquisition, the brand was distributed in various regional department stores.  In February 2008, the Company signed its current direct-to-retail license with Kmart/Sears for Cannon to be sold exclusively in the United States in multiple categories including fashion bedding, sheets, towels and bath rugs, basic bedding and kitchen textiles.

Royal Velvet. For over 60 years, Royal Velvet has been celebrating home fashions, offering sophisticated designs that foster creativity and welcome customers home. Royal Velvet is a premium brand that provides a sophisticated aesthetic to homes and delivers exceptional quality that people know, trust and love. Royal Velvet is an authority on color, bringing rich, elevated choices in home textiles and décor.   The Royal Velvet towel has been an industry standard since 1954. Royal Velvet products include towels, sheets, bath rugs, fashion bedding, basic bedding and window treatments.  The Company acquired Royal Velvet as part of the 2007 Pillowtex acquisition.  In April 2011, the Company entered into a direct-to-retail license with JC Penney Corporation, Inc., (owner of JC Penney stores), for the Royal Velvet brand to be sold exclusively in JC Penney Stores in the United States, which commenced in February 2012.  As previously disclosed, the Company was notified that JC Penney will not renew the existing license agreement for the brand subsequent to its expiration in January 2019.

Fieldcrest. Fieldcrest has been the choice for quality bedding and bath since the late 19th Century. A brand rich in heritage, Fieldcrest is foundational luxury for the modern guest.  The Company acquired Fieldcrest as part of the 2007 Pillowtex acquisition. Since 2005, the Fieldcrest brand has been licensed exclusively to Target in the United States. Categories include fashion bedding, bath towels, rugs, basic bedding and sheets.

Charisma. Charisma home textiles were introduced in the 1970’s and are synonymous with understated elegance.  The Company acquired Charisma as part of the 2007 Pillowtex acquisition. In February 2009, the Company signed a direct-to-retail license with Costco Wholesale Corporation, (herein referred to as Costco), for certain Charisma products to be sold in Costco stores in the United States and other countries.  The brand is also licensed in the United States and Canada for distribution through better department stores such as Bloomingdales, Bed Bath & Beyond, Nieman Marcus and Horchow.

Waverly. Waverly is a home fashion and lifestyle brand that has been a leader in prints and patterns since its launch in 1923. It is one of the most recognized names in home décor and furnishings. Waverly’s distinctive color palette and accessible home decor allows consumers to mix and match fabrics offering a custom-designed look at an affordable price.  The Company acquired Waverly in October 2008.  Waverly has two direct-to-retail agreements in the United States; with Wal-Mart for the Waverly Inspirations Collection covering fabrics and craft and the Waverly Celebrations Collection of Gifts for Her for Walgreen’s.  Waverly also has wholesale licensees in the United States for products including fabric, window treatments, décor, and bedding that are sold through retailers such as Jo-Ann’s, Lowe’s and Belk and other specialty and off-price retailers.

Sharper Image. Founded in 1977, Sharper Image is a lifestyle brand with unique product assortments across a range of categories including consumer electronics, home goods, luggage, eclectic gifts and kitchen accessories. The Company acquired the Sharper Image brand in October 2011.  The Company sold the Sharper Image brand and related assets in December 2016.

Entertainment

On May 9, 2017, the Company signed definitive agreements to sell its Entertainment segment.  The sale was completed on June 30, 2017.  Refer to Note 2 of Notes to Consolidated Financial Statements for further details.

Brand Wholly-Owned by Iconix:

Strawberry Shortcake.   In March 2015, the Company completed its acquisition of the Strawberry Shortcake brand and related assets from American Greetings Corporation and its wholly-owned subsidiary, Those Characters From Cleveland, Inc.  In June 2017, the Company sold the brand to DHX Media, Ltd.  Refer to Note 2 of Notes to Consolidated Financial Statements for further details.

Brand Held by Iconix with Joint Venture Partners:

Peanuts Worldwide – Peanuts, Charlie Brown, Snoopy.  In June 2010, the Company, through its wholly-owned subsidiary Icon Entertainment LLC, acquired an 80% controlling stake in Peanuts Holdings, which, through its wholly-owned subsidiary, Peanuts Worldwide, owned and managed the Peanuts brand and characters, including Snoopy, Charlie Brown, Lucy, Linus, Peppermint Patty, Sally, Schroeder, Pig-Pen and Woodstock. The Company’s 20% partner in Peanuts Holdings was the family of Charles Schulz, the creator of the Peanuts brand and characters. In June 2017, the Company sold its 80% ownership interest in the brand to DHX Media, Ltd.  Refer to Note 2 of Notes to Consolidated Financial Statements for further details.

International

Brands Wholly-Owned by Iconix:

Umbro. Founded in 1924, Umbro is a global football (soccer) brand. The brand combines British heritage with a modern football lifestyle to create iconic sports apparel and footwear with high global awareness and strong global distribution. The Company acquired the Umbro brand in November 2012. The Company and its licensees sponsor more than a hundred of national and league teams worldwide. Umbro products are sold globally through a strong network of licensees and partners in the United States, Canada, Australia, Africa, Asia, Europe, the Middle East, India and Latin America.

Lee Cooper. Founded in 1908, Lee Cooper is an iconic British denim brand that has expanded into multiple lifestyle categories including men’s, women’s and kids’ casual wear, footwear and accessories. The Company acquired the Lee Cooper brand in February 2013. Lee Cooper has global reach through more than 40 licensees with product sold in Africa, Asia, Europe, the Middle East, India and Latin America.

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

Iconix Latin America.  In December 2008, the Company formed a joint venture partnership, (“Iconix Latin America”), with New Brands, an affiliate of the Falic Group, to develop, exploit, market and license the Company’s brands in the Latin American territory comprising of Mexico, Central America, South America and the Caribbean. In February 2014, the Company purchased from New Brands its 50% interest in Iconix Latin America for $42.0 million, increasing the Company’s ownership to 100%. Today, Iconix Latin America has over fifty licenses, including key direct-to-retail relationships with Falabella, Renner, Wal-Mart and Suburbia.  Licensed brands in this territory include Candie’s, Joe Boxer, London Fog, Mossimo, Ocean Pacific, Danskin/Danskin Now, Starter, Zoo York, Ecko Unltd., Ed Hardy, Cannon, and Fieldcrest, among others.

Iconix Canada.  In June 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Canada into two entities: Ico Brands L.P. (“Ico Brands”) and Iconix Canada L.P. (“Ico Canada” and together with Ico Brands, collectively “Iconix Canada”). Shortly thereafter, through their acquisitions of limited partnership and general partnership interests, Buffalo International ULC and its affiliates purchased a 50% interest in Iconix Canada.  In July 2017, the Company purchased from Buffalo its 50% interest in Iconix Canada for $19.0 million plus 50% of the net asset value of Iconix Canada (estimated to be approximately $2.0 million), increasing the Company’s ownership to 100%.  Iconix Canada has many direct-to-retail licenses including Danskin Now at Wal-Mart, and London Fog at The Bay as well as a wide range of licenses for key brands such as Ecko Unltd., Danskin, Rampage, Zoo York, Umbro, Fieldcrest, Royal Velvet, and Waverly.

International Joint Ventures

The formation and administration of international joint ventures have been a central and ongoing component of our business since 2008. The Company established and maintains the following international joint ventures: Iconix Europe, Iconix India, Iconix Australia, Iconix Southeast Asia, Iconix Israel, Iconix Middle East, Umbro China and Danskin China. The Company’s primary purpose in forming international joint ventures has been to bring its brands to market more quickly and efficiently, generating greater short- and long-term value from its IP.  This approach enabled its brands to more rapidly increase licensing revenue, market share and profitability than what the Company believes it could have achieved on its own.

To get best-in-class local partners to invest in and represent the Company’s brands in their respective territories, the Company offers its partner the ability to buy equity interests in the IP. These equity interests provide the Company’s partners with the necessary incentive to devote management time and resources to the brands. By leveraging the partners’ local market expertise, retail relationships, wholesale networks, business contacts and staff, the Company has significantly grown licensing royalties in key global markets, collected monies owed by licensees more effectively and maintained stricter enforcement against counterfeit products. As these businesses in each territory reach sufficient scale to support the Company’s full business structure of brand management, marketing, licensing, acquisitions and finance, the Company may consider acquiring control or full ownership of the joint ventures, where possible, as was the case in Latin America in 2014, in China in 2015 and Canada in 2017.

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

In January 2014, the Company consented to the purchase of BIV’s 50% ownership interest in Iconix Europe by Global Brands Group Asia Limited, formerly known as LF Asia Limited (“GBG”), in exchange for $1.5 million from GBG. In addition, the Company acquired an additional 1% equity interest in Iconix Europe from GBG thereby increasing the Company’s ownership in Iconix Europe to a controlling 51% interest. GBG is also our joint venture partner in Iconix SE Asia.

Iconix Europe has multiple direct-to-retail partnerships including OP with Sports Direct, Danskin with Go Sport and Danskin, Starter, Joe Boxer, Zoo York and London Fog with S-Group/Prisma as well as a wide range of licenses in multiple territories for key brands such as Ocean Pacific, Ecko Unltd., Rocawear, Cannon, and Waverly.

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

Iconix India has signed many long-term licensing partnerships with some of the largest retailing groups in India including Future Group, and Arvind and Aditya Birla Nuvo and has licensed brands such as Ecko Unltd., London Fog, Umbro, Ed Hardy and Cannon.

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

Iconix Australia has licensed many brands in the territory including Cannon, Ecko Unltd., Mossimo, Starter, Umbro, Zoo York, Fieldcrest, and Waverly.

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

MGS and its affiliated companies, have licenses for Umbro, Joe Boxer, OP and Starter, which they distribute through their vast wholesale network and through its Mega Sport stores. Iconix Israel also includes a license with Brill Fashion for Lee Cooper.

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

During September 2014, the Iconix SE Asia territory was further amended to include China, Macau, Hong Kong and Taiwan for the Umbro and Lee Cooper marks. In respect of its 50% interest in the joint venture, GBG agreed to pay the Company $21.5 million. In December 2015, the Company purchased GBG’s effective 50% interest in the Umbro and Lee Cooper marks in Greater China for $24.7 million. Iconix SE Asia has licensed many key brands in the Southeast Asia Territory including Joe Boxer, Rampage, London Fog, Cannon, Ecko Unltd., Ed Hardy, Lee Cooper, Mossimo, Rocawear, Starter, Zoo York, Umbro, Charisma and others.

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

Iconix Middle East has licensed many brands in the MENA Territory including Cannon, Ecko Unltd., Fieldcrest, Starter, Umbro, Zoo York, and Waverly and a substantial direct-to-retail license with Landmark Group for Lee Cooper.

Umbro China.  In July 2016, the Company executed an agreement with MH Umbro International Co. Limited (“MHMC”) to sell up to an aggregate 50% interest in a newly registered company in Hong Kong, which holds the Umbro intellectual property in respect of the Greater China territory, of which, at that time, the Company received $2.5 million in cash from MHMC for a 5% interest in Umbro China.

Danskin China.  In October 2016, the Company entered into an agreement with Li-Ning Company Limited to sell up to a 50% interest (and no less than a 30% interest) in Danskin China, which holds the Danskin trademarks and related assets in respect of mainland China and Macau.  LiNing’s purchase of the equity interest in Danskin China is expected to occur over a three-year period commencing on March 31, 2019.

Diamond Icon LLC.  In March 2013, the Company, via Iconix Luxembourg Holdings SARL, entered into a joint venture agreement with Albion Agencies Ltd, an English limited company, in which the Company purchased a 51% interest in Diamond Icon Ltd, also an English limited company. Diamond Icon was established to design, develop and facilitate the supply of apparel, footwear and sports equipment for the Umbro brand; a service the wholesale licensees depend upon, which was previously provided by the former owner, Nike. The apparel, footwear and accessories developed by Diamond Icon for Umbro are distributed by wholesale licensees of the Umbro brand around the world.

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

Complex Media Inc.

In September 2013, the Company purchased convertible preferred shares, representing on an as-converted basis as of December 31, 2014, an approximate 14.4% minority interest in Complex Media Inc. (“Complex Media”), a multi-media lifestyle company which, among other things, owns Complex magazine and its online counterpart, Complex.com.  In July 2016, the Company received $35.3 million in connection with the sale of its interest in Complex Media.  Refer to Note 4 in the Notes to Consolidated Financial Statements for further details.

Galore Media Inc.

In April 2016, the Company entered into agreements with Galore Media, Inc. (“Galore”), a marketing company formed in the year ended December 31, 2015 (“FY 2015”) and still in a development stage.  Under the agreements, the Company purchased 50,050 shares of Series A Preferred Stock of Galore for $0.5 million and entered into arrangements pursuant to which the Company agreed to purchase up to an aggregate $0.5 million of marketing services from Galore for the year ended December 31, 2016.  In connection with the marketing services arrangement, the Company received warrants that, as the Company purchased specified levels of marketing services, became exercisable for additional shares of Galore’s Series A Preferred Stock at a nominal exercise price.  Upon closing of the investment on April 21, 2016, the Company exercised the initial warrant which resulted in the Company receiving an additional 46,067 shares of Series A Preferred Stock of Galore.  Given these arrangements, the Company had an investment of approximately 11% of the equity of Galore.  In September 2017, the Company entered into a stock repurchase agreement with Galore to sell the Company’s outstanding shares of Series A Preferred Stock of Galore.  Refer to Note 4 in Notes to Consolidated Financial Statements for further details.

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

The Company has over 400 licenses and has benefited from the model’s scalability, which enables the Company to leverage its existing infrastructure to support new business and brands. A key objective of the Company is to capitalize on its brand management expertise and relationships to build and maintain a diversified portfolio of consumer brands that generate increasing revenues. Through our international partnerships, we have successfully built a vast network of licensees around the world that are growing our brands outside of the United States. The Company is also committed to continuously reinvesting in its global platform in order to provide licensees with preeminent brand management knowledge and services to allow all partners to benefit from being a part of the Iconix network.

The Company licenses its brands across a broad range of product categories, including fashion apparel, footwear, accessories, sportswear, home furnishings and décor, and beauty and fragrance. The Company seeks licensees with the ability to produce and sell quality products in their licensed categories and to meet and exceed minimum sales and royalty payment thresholds.

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

The Company’s licenses typically require the licensee to pay the Company royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach certain specified targets. The Company’s licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands. As of January 1, 2018, the Company and its joint ventures had a contractual right to receive over $530 million of aggregate minimum licensing revenue through the balance of all of their current licenses, excluding any renewals.

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

Key direct-to-retail licenses

For the year ended December 31, 2017, the Company’s largest direct-to-retail licensees were with Wal-Mart for the OP, Starter, Danskin Now and Waverly Inspirations brands, Target for the Mossimo and Fieldcrest brands, Kohl’s for the Candie’s and Mudd brands and Kmart/Sears for the Joe Boxer, Bongo and Cannon brands. The relationships with these major retailers collectively represented approximately 42% of total revenue for the period.

Wal-Mart licenses

Revenue generated by the Company’s four licenses with Wal-Mart accounted for, in the aggregate, 16%, 19% and 19% of the Company’s revenue for the years ended December 31, 2017 (“FY 2017”), December 31, 2016 (“FY 2016”) and FY 2015, respectively. The following is a description of these licenses:

Danskin Now. In July 2008, the Company entered into a license agreement with Wal-Mart pursuant to which Wal-Mart was granted the exclusive right to use the Danskin Now trademark in the United States and Canada in connection with the design, manufacture, promotion and sale of women’s and girl’s soft lines, including active wear, dancewear, footwear, intimate apparel, apparel accessories and fitness equipment through Wal-Mart stores and Wal-Mart.com. The term of the license continues through January 31, 2019.

Ocean Pacific/OP. In August 2007, the Company entered into an exclusive direct-to-retail license agreement with Wal-Mart granting Wal-Mart the right to design, manufacture, sell and distribute through Wal-Mart stores and Wal-Mart.com a broad range of apparel and accessories under the Ocean Pacific/OP marks in the United States and Canada. The OP license expired June 30, 2017.

Starter. In December 2007, the Company entered into a license agreement with Wal-Mart granting Wal-Mart the exclusive right to design, manufacture, sell and distribute a broad range of apparel and accessories under the Starter trademark in the United States and Canada. The Starter license expired December 31, 2017.

Waverly Inspirations. In July 2014, the Company entered into a license agreement with Wal-Mart granting Wal-Mart the exclusive right to design, manufacture, sell and distribute a broad range of fabrics and crafts under the Waverly Inspirations trademark in the United States. The current term of the license expires on January 31, 2020.

Target licenses

Revenue generated by the Company’s licenses with Target accounted for, in the aggregate, 9%, 9% and 9% of the Company’s revenue for FY 2017, FY 2016 and FY 2015, respectively. The following is a description of these licenses.

Mossimo. As part of the Company’s acquisition of the Mossimo trademarks in October 2006, the Company acquired the license with Target, which was originally signed in 2000 and was subsequently amended and restated in March 2006. Pursuant to this license, as further amended, Target has the exclusive right to design, manufacture, and sell through Target stores and Target.com in the United States, its territories and possessions, a wide range of Mossimo-branded products, including men’s, women’s and kid’s apparel, footwear and fashion accessories. The term of the license continues through October 31, 2018.

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

Kohl’s licenses

Revenue generated by the Company’s two licenses with Kohl’s accounted for, in the aggregate, 9%, 8%, and 9% of the Company’s revenue for FY 2017, FY 2016 and FY 2015, respectively. The following is a description of these licenses.

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

Kmart/Sears licenses

Revenue generated by the Company’s three licenses with Kmart/Sears, accounted for, in the aggregate, 8%, 7% and 7% of the Company’s revenue for FY 2017, FY 2016 and FY 2015, respectively. The following is a description of these licenses.

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

Bongo. In February 2010, the Company entered into a license agreement with Kmart/Sears granting Kmart/Sears the exclusive right to design, manufacture, sell and distribute a broad range of apparel, accessories and other categories under the Bongo trademark in the United States and its territories. The current term of this license continues through February 2, 2019. The Bongo brand was fully launched in Sears stores during the Fall 2010.

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

Each brand has many competitors specific to certain distribution channels that span a broad variety of product categories, including the fashion apparel, home furnishings and decor, sports and entertainment industries. For example, while Candies’ may compete with respect to young women’s and juniors fast-fashion in the United States at the mid-tier channel with national brands like Express and XOXO, Starter competes with brands like Russell Athletic and C9 in the athletic apparel category, and Avia and And1 in the footwear category at the mass-tier channel. Additionally, a significant portion of our brands also compete with big box retailers “private-label” and/or “exclusive” brands.

Likewise, Umbro competes with global brands like Nike and Adidas in active-wear and with global and local brands in technical soccer categories.

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

Intellectual Property

We believe that the Company’s worldwide IP portfolio, which includes trademarks, service marks, copyrights and other proprietary information, is our most valuable asset. As of December 31, 2017, we owned nearly 6,400 trademark and service mark registrations and applications – over 450 of which are domestic and over 5,900 of which are foreign. Trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office and in other countries throughout the world in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a variety of product categories, including footwear, apparel, fragrance, handbags, watches and various other goods and services, including in some cases, home accessories and electronics.  In addition, the Company owns numerous copyrights in its iconic Waverly and Joe Boxer patterns and designs. The Company also owns over 1,500 domain names worldwide and registers key domain names containing its trademarks.

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

Employees

As of December 31, 2017, the Company had a total of 152 full-time employees. Of the 152 full-time employees, three were named executive officers of the Company. The remaining employees are senior managers, middle management, marketing and administrative personnel. Of the Company’s 152 full-time employees, 81 employees reside in the U.S., 67 reside in Europe and, four in China. None of the Company’s employees are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

Financial information about geographical areas

Revenues from external customers related to operations in the United States and foreign countries are as follows:

	FY 2017	FY 2016	FY 2015
	(000’s omitted)
Licensing revenue by geographic region:
United States	$163,809	$186,829	$204,290
Other(1)	62,024	68,314	67,300
Total	$225,833	$255,143	$271,590

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

For financial information regarding the Company’s operating segments, see our financial statements attached hereto.

Available Information

The Company maintains a website at www.iconixbrand.com, which provides a wide variety of information on each of its brands. The Company also makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission, herein referred to as the SEC, under applicable law as soon as reasonably practicable after it files such material. The Company’s website also contains information about its history, investor relations, governance and links to access copies of its publicly filed documents. Further, the Company has established an intranet with approved vendors and service providers who can access additional materials and download them through a secure network. In addition, there are websites for many of the Company’s brands, operated by the Company or its licensees, for example, at www.candies.com, www.joeboxer.com and www.danskin.com. The information regarding the Company’s website address and/or those sites established for its brands is provided for convenience, and the Company is not including the information contained on the Company’s and brands’ websites as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 1A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The following highlights some of the factors that have affected, and in the future could affect, our operations:

RISKS RELATED TO OUR CAPITAL STRUCTURE

The Company may not generate sufficient cash in the next twelve months necessary to fund continued operations.

Our ability to make cash payments on and to refinance our indebtedness and to fund future operations will depend on our ability to generate significant operating cash flow in the future. This ability is, to a significant extent, subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in amount sufficient to enable us to fund our liquidity needs, including fees payable in connection with waivers obtained from our creditors and lenders, costs related to the impairment analysis discussed below and costs related to ongoing litigation (see “Legal Proceedings” and the risk factor entitled “—We have been named in securities litigations, which could be expensive and could divert our management’s attention.  There may be additional class action and/or derivative claims”). As a result, we may need to refinance all or a portion of our indebtedness, on or before its maturity, obtain additional equity or debt financing, sell existing assets or enter into strategic alliances with other parties. We cannot assure you that we will be able to do so on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders. Any inability to generate sufficient cash flow, refinance our indebtedness or incur additional indebtedness on commercially reasonable terms could adversely affect our financial condition and could cause us to be unable to service our existing debt. If we are unable to obtain a waiver, we would be in default under our existing indebtedness, the holders of such indebtedness could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. Even if we are able to obtain such waivers, limited liquidity may cause us to delay or abandon some or all of our plans to invest in new brands and may have a material and adverse effect our ability to generate and/or increase revenue going forward or cause us to be unable to maintain existing licenses on favorable terms and conditions.

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

Due to the delayed filing with the SEC of our Form 10-K for the year ended December 31, 2015, and our Form 10-Q for the quarter ended September 30, 2017, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filing with the SEC of our annual report on Form 10-K for the year ended December 31, 2015, and our Form 10-Q for the quarter ended September 30, 2017, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year, and there can be no assurance that we will be able to file all such reports in a timely manner in the future. Should we wish to register the offer and sale of additional securities to the public, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our business, strategic plan and financial condition. Furthermore, if we were to experience delays in making our future periodic filings with the SEC, it could subject us to delisting of our common stock from trading on the NASDAQ exchange. The delisting of our common stock could adversely affect the market price of and hinder our stockholders’ ability to trade in our common stock, and could also affect our ability to access the capital markets or complete acquisitions. If our shares of common stock were delisted, there could be no assurance of it again being listed for trading on NASDAQ or any other exchange.

RISKS RELATED TO OUR DEBT

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to certain trademarks.

As of December 31, 2017, the Company’s consolidated balance sheet reflects debt of approximately $800.8 million (which is net of $7.4 million of debt issuance costs), including (i) secured debt of $574.4 million under our Series 2012-1 4.229% Senior Secured Notes, Class A-2, Series 2013-1 4.352% Senior Secured Notes and Class A-2 (collectively, the “Senior Secured Notes”), Variable Funding Notes and 2017 Senior Secured Term Loan, and (ii) $233.9 million net debt carrying value of our 1.5% Convertible Notes; however, the principal amount owed to the holders of our 1.50% convertible senior subordinated notes due March 2018 (the “1.50% Convertible Notes”), was $236.2 million as of such date. In accordance with ASC 470, our 1.50% Convertible Notes are included in our $797.9 million of consolidated debt at a net debt carrying value of $233.9 million. As previously disclosed, in February 2018, the Company issued $125 million of 5.75% convertible senior subordinated secured second lien notes due 2023 (the “5.75% Convertible Notes”). On March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan (defined below) and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our outstanding debt obligations:

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

In addition, as of December 31, 2017, approximately $12.7 million, or 10%, of the Company’s total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

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

Furthermore, a reserve account has been established for the benefit of the secured parties under the indenture for the purpose of trapping cash upon the occurrence of our failure to maintain a specified financial ratio at the end of each fiscal quarter. Once it commences, such cash trapping period would extend until the quarterly payment date on which that financial ratio becomes equal to or exceeds the minimum ratio. In the event that a cash trapping period commences, the funds available for the ABS Co-Issuers to pay amounts to us will be reduced or eliminated, which would in turn reduce our ability to support our business and service repayment obligations under our other financing arrangements (including under the DB Credit Agreement (defined in the section entitled “Liquidity and Capital Resources—Obligations and commitments—2017 Senior Secured Term Loan”) and 5.75% Convertible Notes).

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

Furthermore, if amounts owed under the securitized debt were to become accelerated because of a failure to meet the specified financial ratio or to make required payments, the holders of our Senior Secured Notes would have the right to foreclose on the Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Fieldcrest, Royal Velvet, Charisma, Starter and Waverly trademarks in the United States and Canada (with the exception of the London Fog brand for outerwear in the United States); on our joint venture interests in Hardy Way, MG Icon and ZY Holdings; on the equity interests in certain of our subsidiaries; and on other related assets securing the notes.

The DB Credit Agreement and the indenture in respect of our 5.75% Convertible Notes (the “5.75% Notes Indenture”) also contain a number of covenants that restrict our ability and the ability of certain of our subsidiaries, their respective subsidiaries and certain joint ventures to, among other things:

•	grant liens on certain assets;
•	consummate specified types of acquisitions or acquisitions requiring cash consideration in excess of specified amounts;
•	make fundamental changes (including mergers and consolidations);
•	make restricted payments and investments; and
•	incur or prepay certain indebtedness.

In addition, our wholly-owned subsidiary IBG Borrower LLC (“IBG Borrower”), as borrower under the DB Credit Agreement, must maintain a specified minimum asset coverage ratio and leverage ratio.

Upon the occurrence of an event of default under the DB Credit Agreement or a default under the 5.75% Notes Indenture, in addition to the interest rate increasing by an additional 3% per year under the Credit Agreement, all unpaid amounts under the DB Credit Agreement and the 5.75% Convertible Notes could become immediately due and payable.   An acceleration of our debt could have a material adverse effect on our liquidity if we were to be unable to negotiate mutually acceptable terms with our lenders or holders of the 5.75% Convertible Notes or other debt obligations as they come due. In addition, a default under one debt instrument relating to our existing indebtedness could in turn permit lenders or holders under other debt instruments to declare borrowings outstanding under those instruments to be due and payable pursuant to cross-default and cross-acceleration clauses.

In the event of a default under our indebtedness under our DB Credit Agreement, which is not waived by our lenders thereunder, such lenders may be able to declare all of the indebtedness under such facilities, together with accrued interest, to be due and payable.

In the event of a default under our indebtedness under our DB Credit Agreement, which is not waived by our lenders thereunder, such lenders generally would be able to declare all of the indebtedness under such facilities, together with accrued interest, to be due and payable. In addition, borrowings under our DB Credit Agreement are secured by a first-priority lien on substantially all of the assets of the Guarantors defined therein. In the event of a default under that facility, such lenders generally would be entitled to seize the collateral, including assets which are necessary to operate our business.

Pursuant to the terms of the 5.75% Note Indenture, the 5.75% Convertible Notes are secured by a second-priority lien on all of the assets of the same Guarantors listed in the DB Credit Agreement. Subject to the terms of an Intercreditor Agreement governing the relationship between the lenders under the DB Credit Agreement and the holders of the 5.75% Convertible Notes, in the event of a default under our DB Credit Agreement, the lenders under the DB Credit Agreement generally would be entitled to seize the collateral, including assets which are necessary to operate our business. In addition, default under one debt instrument relating to our existing indebtedness could in turn permit lenders or holders under other debt instruments to declare borrowings outstanding under those instruments to be due and payable pursuant to cross-default and cross-acceleration clauses. Moreover, upon the occurrence of an event of default relating to our indebtedness, any commitments to extend further credit to us could be terminated.

Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, may have a material adverse effect on our results of operations.

We may not be able to maintain our current credit rating and our access to capital markets may be limited as a result.

Our credit ratings are periodically reviewed and updated by nationally recognized credit rating agencies and are based on our operating performance, liquidity and leverage ratios, overall financial position, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook in general. Our corporate credit rating was recently downgraded by Standard and Poor’s to SD.  Our credit rating can affect the amount of capital we can access, as well as the terms of any future financing we may obtain. There is no guarantee our credit ratings will not decrease or remain the same. If rating agencies make adverse changes to our credit ratings, it could adversely impact our ability to access the debt markets, our cost of funds, and other terms for new debt issuances.

RISKS RELATED TO NEW OUR 5.75% CONVERTIBLE NOTES

We may not have the ability to raise the funds necessary to pay cash upon conversion of our 5.75% Convertible Notes or in connection with a Conversion Make-Whole Payment (as defined in the 5.75% Notes Indenture) or an interest payment or to repurchase the notes upon a Fundamental Change (as defined in the 5.75% Notes Indenture), and our debt may limit our ability to pay cash upon conversion or repurchase of the 5.75% Convertible Notes.

Holders of the 5.75% Convertible Notes have the right to convert their 5.75% Convertible Notes at any time and the right to require us to repurchase their notes upon the occurrence of a Fundamental Change at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. However, we are not obligated to make any payments in cash in lieu of Shares until April 15, 2019, and our ability to make such cash payments may be further restricted by the terms of our credit facilities (see the risk factor immediately following for further details).  In addition, upon conversion of any 5.75% Convertible Notes or in connection with a Conversion Make-Whole Payment or an interest payment, unless we elect solely to deliver Shares to settle such conversion (other than paying cash in lieu of delivering any fractional share), which we may be precluded from doing as a result of the Aggregate Share Cap (as defined in the 5.75% Notes Indenture), we will be required to pay to the holders of a note cash as part (or all) of the conversion consideration as described in Section 4.02(b) of the 5.75% Notes Indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 5.75% Convertible Notes surrendered therefor or being converted. Pursuant to the 5.75% Notes Indenture, we have agreed to use our commercially reasonable efforts (and to seek shareholder approval up to three times prior to April 2019) to obtain the requisite stockholder approvals to effect a reverse stock split or issue Shares in excess of the Aggregate Share Cap. We can provide no assurance, however, that we will obtain such stockholder approvals within a specific timeframe or at all. Until such time as we obtain stockholder approval to effect a reverse stock split or to issue more Shares than permitted under the Aggregate Share Cap, our ability to settle conversions in Shares instead of cash will be limited. In addition, in order to pay cash upon conversion or repurchase of the 5.75% Convertible Notes, we may have to raise funds through additional debt or equity financing. Our ability to meet our obligations or to raise such financing will depend on our financial and operating performance, which is subject to prevailing market conditions and to certain financial, business and other factors beyond our control. Further, we may not be able to raise such additional financing within the period required to satisfy our obligation to make timely payment upon any conversion or in connection with a Conversion Make-Whole Payment, an interest payment or a repurchase obligation. In addition, the terms of our existing senior secured credit facility limits our ability to make certain cash payments under the 5.75% Notes Indenture, however, so long as no default exists under our senior secured credit facility, we are permitted to make our regularly scheduled interest payments in cash.  Moreover, the terms of any future debt may also prohibit us from making these cash payments or otherwise restrict our ability to make such payments and/or may restrict our ability to raise any such financing. In particular, the terms of the DB Credit Agreement include a series of covenants and restrictions that restricts our ability to incur debt and to sell assets, to pay cash for such conversion payments and to make restricted payments and certain prepayments. In addition, the terms of our Senior Secured Notes are subject to a series of covenants and restrictions that may restrict the amount of royalties received from licenses related to collateral pledged to secure our obligations thereunder, or proceeds from the sale of such collateral. Such covenants and restrictions limit our ability to make payments in cash under certain circumstances, including payments to the 5.75% Convertible Notes holders upon conversion or repurchase. Our failure to repurchase notes at a time when the repurchase is required by the 5.75% Notes Indenture or to pay cash payable upon conversion or maturity of the notes as required by the 5.75% Notes Indenture would constitute a default under the 5.75% Notes Indenture and, as a result: (i) subject to the terms of the Intercreditor Agreement, our debt holders could declare all outstanding principal and interest to be due and payable; (ii) the lenders under the DB Credit Agreement could terminate their commitments to lend us money and foreclose against the collateral pledged to secure our obligations; (iii) we could be forced into bankruptcy or liquidation; and (iv) the acceleration of these obligations would also trigger potential cross-defaults under the DB Credit Agreement and the Senior Secured Notes. In addition, a default under the 5.75% Notes Indenture or the Fundamental Change itself could also lead to a default under agreements governing our other outstanding indebtedness.

The conversion of the 5.75% Convertible Notes may adversely affect our financial condition and operating results. We may be required to convert the 5.75% Convertible Notes for cash under certain circumstances, which would require us to take certain actions such as requesting a waiver under the DB Credit Agreement. A failure to obtain such waiver may result in an event of default or cross default under the agreements governing our existing indebtedness, which could force us into bankruptcy or liquidation.

Holders of 5.75% Convertible Notes will be entitled to convert the notes at any time until the close of business on the business day preceding the maturity date of the notes. If one or more holders elect to convert their 5.75% Convertible Notes on or after April 15, 2019, unless we elect and are able at such time to satisfy our conversion obligation solely by delivering Shares (other than paying cash in lieu of delivering any fractional Share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Under the 5.75% Notes Indenture, on or after the earlier of (i) April 15, 2019, (ii) the effective date of (x) any reverse stock split or (y) any amendment to our charter to increase the authorized shares of common stock, in each case to ensure that we would have a sufficient amount of shares reserved for issuance to satisfy our conversion obligations under the 5.75% Notes Indenture, or (iii) the commencement of any bankruptcy, insolvency, reorganization or similar proceeding with respect to our business, then we are required to pay cash for any portion of the 5.75% Convertible Notes surrendered for conversion and for which shares of our common stock were unable to be delivered pursuant to any physical or combination settlement, both for the relevant conversion and any applicable make-whole payments.  However, under the DB Credit Agreement, as amended, we are prohibited from making any cash payment in excess of $1,000,000 in the aggregate in respect of the 5.75% Convertible Notes.

We may be required to take actions such as requesting a waiver from the lenders under the DB Credit Agreement, and failure to obtain such waiver may result in an event of default or cross default under the agreements governing our existing indebtedness. As a result, the holders of such indebtedness could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.

In addition, even if a waiver is obtained, we may not have enough cash to furnish to the holders of the 5.75% Convertible Notes pursuant to this required cash payment, and we may be required to take actions such as requesting additional waivers from our holders of existing indebtedness, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. Failure to seek such waivers or other remedies may result in an event of default or cross default under the agreements governing our existing indebtedness, and the holders of such indebtedness could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. We cannot assure you that any of these remedies can be implemented on commercially reasonable terms or at all.

Holders of 5.75% Convertible Notes will not be entitled to any rights with respect to our common stock, but they will be subject to all changes made with respect to them to the extent our conversion obligation includes Shares.

Holders of 5.75% Convertible Notes will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date relating to such notes (if we have elected to settle the relevant conversion by delivering solely Shares (other than paying cash in lieu of delivering any fractional Share)) or the last trading day of the relevant Observation Period (if we elect to pay and deliver, as the case may be, a combination of cash and Shares in respect of the relevant conversion), but holders of 5.75% Convertible Notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our charter or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder’s conversion of its 5.75% Convertible Notes (if we have elected to settle the relevant conversion by delivering solely Shares (other than paying cash in lieu of delivering any fractional Share)) or the last trading day of the relevant Observation Period (if we elect to pay and deliver, as the case may be, a combination of cash and Shares in respect of the relevant conversion), such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.

RISKS RELATED TO OUR COMMON STOCK

We have previously identified material weaknesses in our internal control over financial reporting, and during the course of preparing our financial statements for the year ended December 31, 2017, we identified material weaknesses in our internal control over financial reporting. If our remediation of this material weakness is not effective, we may be unable to report our financial condition or results of operations accurately or on a timely basis and investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be adversely affected.

As previously disclosed, we and our auditors have identified material weaknesses in our internal control over financial reporting for prior periods. Following the identification of the material weaknesses for prior periods, management implemented a remediation plan for such material weaknesses.  Such material weaknesses cannot be considered completely addressed until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  Further, management concluded that certain of our disclosure controls and procedures, including management review controls related to our statement of cash flows, our intangible asset impairment testing, our calculation of long term incentive program compensation expense, and the financial reporting for the modification of debt were not effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

We are continuing to implement additional review procedures and adopt additional control procedures to remediate the material weaknesses identified as of December 31, 2017.  There can be no assurance that the internal controls we implement will be effective or that in the future we will not suffer from additional ineffective disclosure controls and procedures or internal controls over financial reporting, which would further impair our ability to provide reliable and timely financial reports. We have implemented, and are implementing, additional finance and accounting systems, procedures and controls to satisfy our reporting requirements, but we must implement further measures. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all.  If we are unable to remediate effectively these material weaknesses, we may be unable to report our financial condition or financial results accurately or report them within the timeframes required by the SEC, and our business may be further harmed.  Historical restated financial statements and failures in internal controls may also cause investors to lose confidence in our financial reporting process and the accuracy and completeness of our financial reports, which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

The market price of our common stock, which has significantly declined in the past year, has been, and may continue to be, volatile, which could reduce the market price of our common stock.

The market price of our common stock has significantly declined in the past year.  Furthermore, the publicly traded shares of our common stock have experienced, and may continue to experience, significant price and volume fluctuations. This market volatility could further reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally and/or changes in national or regional economic conditions, making it more difficult for shares of our common stock to be sold at a favorable price or at all. The market price of our common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the trademark licensing business or companies in the industries in which our licensees compete.  In addition, any future conversions of the 5.75% Convertible Notes would dilute the holdings of our then existing stockholders, including any remaining holders of convertible notes that receive shares of our common stock upon conversion of their notes, and could reduce the market price of our common stock.

Future issuances of our common stock may cause the prevailing market price of our shares to decrease.

We have issued a substantial number of shares of common stock that are eligible for resale under Rule 144 of the Securities Act of 1933, as amended, or Securities Act, and that may become freely tradable.  We may, in the future, issue additional shares of our common stock.  We are required under the 5.75% Notes Indenture to seek to obtain the necessary stockholder approval to effect a reverse stock split or increase the number of authorized but unissued shares of our common stock in an amount or manner such that we would have a sufficient amount of shares reserved for issuance to satisfy our conversion obligations under the 5.75% Notes Indenture upon conversion of the 5.75% Convertible Notes solely in shares of our common stock.  Upon conversion of our 5.75% Convertible Notes, we may elect to satisfy our conversion obligations solely in shares of our common stock, which would result in an increase in the outstanding number of shares of our common stock that, subject to certain limitations, would be freely tradable. We have also already registered a substantial number of shares of common stock that are issuable upon the exercise of options and warrants and have registered for resale a substantial number of restricted shares of common stock issued in connection with our acquisitions. If the holders of 5.75% Convertible Notes and our options and warrants choose to exercise their respective conversion and purchase rights, as applicable, and sell the underlying shares of common stock in the public market, or if holders of currently restricted shares of our common stock choose to sell such shares in the public market under Rule 144 or otherwise, the prevailing market price for our common stock may decline. The sale of shares issued upon the exercise of our derivative securities or other issuances of our common stock could also further dilute the holdings of our then existing stockholders, including holders of  convertible notes that receive shares of our common stock upon conversion of their notes. In addition, future issuances of shares of our common stock could impair our ability to raise capital by offering equity securities.

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

In order to raise additional needed capital, the Company may issue shares of its common stock or shares of preferred stock or debt convertible into shares of its common stock or preferred stock. There can be no assurance that such issuances will be at current market rates or on terms favorable to the Company and its existing stockholders. Any raising of capital involving the issuance of equity is expected to result in a significant dilution to existing stockholders. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. Similarly, if our common stock is delisted from the NASDAQ Global Market tier of The NASDAQ Stock Market LLC, herein referred to as NASDAQ, it may limit our ability to raise additional funds.

RISKS RELATING TO OUR BUSINESS

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

Our licenses with Walmart, Target, Kohls, Kmart/Sears and Global Brands Group represent, each in the aggregate, our five largest licensees during the twelve-month period ended December 31, 2017, representing approximately 16%, 9%, 9%, 8% and 8%, respectively, of our total revenue for such period.

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

As previously disclosed, the Company was notified of the following non-renewals of license agreements: (i) the OP and Starter DTR license agreements with Walmart, (ii) the Mossimo DTR license agreement with Target, (iii) the Danskin Now DTR license agreement with Walmart, (iv) the Royal Velvet license agreement with J.C. Penney’s and (v) the Material Girl DTR license agreement with Macy’s.  While the Company is actively working to place these brands with other licensees, the failure to enter into replacement license agreements for these brands on economic terms similar to such DTR arrangements may adversely affect our future revenues and cash flows.

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

As of December 31, 2017, goodwill represented approximately $63.9 million, or approximately 7% of the Company’s total consolidated assets, and trademarks and other intangible assets represented approximately $465.7 million, or approximately 54% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

As previously disclosed, in November 2017, as of a result of, among other things, the recent decisions by certain licensees not to renew existing Mossimo and Danskin Now license agreements and expected diminished revenues in 2018 across several of the Company’s other brands, the Company accelerated the timing of its annual impairment testing of goodwill and intangible assets to be completed in connection with the preparation of its financial statements for the quarter ended September 30, 2017.  As a result of such testing, the Company recorded a total non-cash asset impairment charge, related to the write-off of certain of our trademarks and goodwill, in the amount of approximately $625.5 million.  Additionally, in the fourth quarter of FY 2017, as a result of the recent notification of JC Penney not renewing the existing Royal Velvet license agreement, the Company recorded an additional non-cash asset impairment charge, related to the write-off of the Royal Velvet trademark, in the amount of approximately $4.1 million.  As a result, total trademark and goodwill impairment recorded for FY 2017 is in the amount of approximately $629.6 million.

As previously disclosed, in the fourth quarter of fiscal 2016, the Company recognized a non-cash impairment charge, related to the write-off of certain of our trademarks and goodwill, in the amount of approximately $438.1 million.  A significant portion of the trademark impairment was indirectly driven by the Company’s continuing decreased market capitalization relative to its net book value.

There can be no assurance that any future downturn in the business of any of the Company’s segments, or a continued decrease in our market capitalization, will not result in a further write-down of goodwill or trademarks, which would either decrease the Company’s net income or increase the Company’s net loss, which may or may not have a material impact to the Company’s consolidated statement of operations.

As a result of the intense competition within our licensees’ markets and the strength of some of their competitors, we and our licensees may not be able to continue to compete successfully.

Many of our trademark licenses are for products in the apparel, fashion accessories, footwear, beauty and fragrance, home products and décor industries in which our licensees face intense competition, including from our other brands and licensees, as well as from third party brands and licensees. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, importation, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to compete successfully in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

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

As previously disclosed, we have experienced significant turnover in our senior management team. While we are not aware of any further pending changes in key management positions, we cannot provide assurance that we will effectively manage our current management transition or other future management changes we may experience. An inability to effectively manage these changes may impact our ability to retain our senior executives and other key employees, which could harm our operations.  Additional turnover at the senior management level may create instability within the Company and our employees may terminate their employment, which could further impede our ability to maintain day to day operations. Such instability could also impede our ability to fully implement our business plan and growth strategy, which would harm our business and prospects.

Although we expect the U.S. federal tax reform to have a favorable impact on our overall U.S federal tax liability, the effects of the tax reform are uncertain and include limitations on interest deductions and taxes on cash held outside of the U.S. which may adversely affect our results.

On December 22, 2017, the Tax Cut and Jobs Act of 2017 (the “Tax Act”), was signed into law making significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code’). The Tax Act reduced the U.S. statutory corporate tax rate from 35% to 21% and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. However, the Tax Act also included a number of provisions that limit or eliminate various deductions which could adversely affect our U.S. federal income tax position. For example, the Tax Act limits our ability to deduct interest expenses to the extent that such expenses exceed 30% of our earnings before interest, taxes, depreciation and amortization.

In addition, under certain circumstances, the Tax Act may require us to pay taxes on cash held abroad, even if the cash is not ultimately repatriated to the U.S. As of December 31, 2017, approximately $12.7 million, or 10%, of the Company’s total cash (including restricted cash) was held in foreign subsidiaries. Although we do not anticipate being required to pay taxes on such foreign cash under the Tax Act because the Company did not generate sufficient earnings and profits to trigger such tax liability, it is not possible for us to determine with certainty whether we will be subject to any such taxes in the future due to the complexity of the income tax laws and the effects of the Tax Act and other factors.

We continue to examine the impact the Tax Act may have on our business, which is uncertain and may be adverse. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. See Note 14 in Notes to Consolidated Financial Statements for further details.

Our ability to use our tax attributes including net operating loss carry forwards ("NOLs") to offset future taxable income may be limited as a result of an ownership change.

At December 31, 2017, the Company had approximately $20.4 million in federal NOLs which will expire in fiscal year 2035 if unused. The Company also has foreign tax credit carryforwards of approximately $5.3 million which will expire in 2023 and 2024.  These NOLs are subject to various limitations under Section 382 of the Code. If we experience any “ownership change” (as defined in Section 382 of the Code) our ability to utilize our tax attributes including U.S. Federal NOLs could be limited. An ownership change may be triggered, among other things, by the conversion of our 5.75% Convertible Notes by large holders who obtain more than 5% of our common stock. We also have approximately $22.8 million apportioned state and local NOLs that expire in 2034 and 2035 if not used.  Similar results could apply to these NOLs because the states in which we operate generally follow Section 382.

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

We participate in a number of International Joint Ventures, some of which we do not control. As we continue to expand our business internationally and execute our strategy for growth, we may enter into additional International Joint Ventures in the future. Joint ventures pose an inherent risk. Regardless of whether we hold a majority interest in or directly control the management of our International Joint Ventures, our partners may have business goals and interests that are not aligned with ours, exercise their rights in a manner of which we do not approve, be unable to fulfill their obligations under the joint venture agreements, or exploit our trademarks in a manner that harms the overall quality and image of our brands. In addition, an International Joint Venture partner may simply be unable to identify licensees for our brands. In these cases, the termination of an arrangement with an International Joint Venture partner or an International Joint Venture partners’ failure to build the business could result in the delay of our expansion in a particular market or markets, and will not allow us to achieve the worldwide growth that we seek on our current timeline. We may not be able to identify another suitable partner for an International Joint Venture in such market or markets, which could result in further delay, and could materially and adversely affect our business and operating results.

A sale of our trademarks or other IP related to our brands in a jurisdiction could have a negative effect on the brands in other jurisdictions or worldwide.

From time to time, we may sell IP related to our brands to a third party in a domestic or foreign territory, where we do not intend to continue exploiting the brand. In these instances, we may enter into co-existence agreements with any such third party, the terms of which require that the sold IP be exploited in a manner befitting the brand image and prestige. Though we try to limit our potential exposure related to potential misuse of the IP, we cannot ensure that third parties will comply with their contractual requirements or that they will use the IP in an appropriate manner. Any misuse by a third party of IP related to our brands could lead to a negative perception of our brands by current and potential licensees, International Joint Venture partners or consumers, and could adversely affect our ability to develop the brands and meet our strategic goals. This, in turn, could decrease our potential revenue.

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

Goodwill is tested for impairment at the reporting unit or segment level and is required to be tested for impairment annually, and more frequently if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or segment is less than its carrying amount.  Beginning in the fourth quarter of 2016, the Company changed its reporting segments to reflect a separate International segment as a result of the manner in which the Company manages its business.  Previously, international data was reflected in each of our Men’s, Women’s and Home segments.  In the fourth quarter of 2016, the Company recognized a non-cash impairment charge of approximately $438.1 million related to the write-off of certain of our trademarks and goodwill, which impairment charge is partly attributable to such change in segment reporting.  The change in the Company’s reporting segments necessitated its reallocation of the value of certain trademarks and goodwill across the new segments, resulting in such non-cash impairment charge.  While the Company does not anticipate any future changes in its reporting segments, we cannot ensure that future changes in the manner in which we operate our business may not necessitate a reallocation of our business segments.  We also cannot ensure that any change in the Company’s segments will not result in impairment charges, which may adversely affect our operating results and financial condition.

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

A key component of our growth strategy is the acquisition of additional brands and trademarks. Historically, we have been involved in numerous acquisitions of varying sizes. However, we have been unable to complete a significant acquisition of brand-related IP assets since fiscal 2015. We continue to explore new acquisitions. We generally compete with traditional apparel and consumer brand companies, other brand management companies and private equity groups for brand acquisitions. However, as more of our competitors continue to pursue our brand management model, competition for specific acquisition targets may become more acute, acquisitions may become more expensive and suitable acquisition candidates could become more difficult to find. In addition, even if we successfully acquire additional trademarks or the rights to use additional trademarks, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

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

We have been named as defendants in three securities actions and two common law actions filed in the Southern District of New York (one of which is before the United States Bankruptcy Court), and five shareholder derivative claims have been filed on behalf of the Company, three which were filed in New York State Supreme Court and two of which were filed in the Southern District of New York, each as described in Note 10 to our Audited Consolidated Financial Statements contained in this Annual Report. While we plan to vigorously defend the securities and common law actions and seek to dismiss the derivative claims, we may be unable to defend or settle these claims on favorable terms, and there can be no assurance that additional claims will not be made by other stockholders. The pending and any future securities claims or derivate suits could be costly and could harm our reputation and business. An adverse determination could materially and negatively affect the Company. Our insurance coverage may not be adequate or available for us to avoid or limit our exposure in the pending actions or in future claims and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. Additionally, securities and derivative claims may divert our management’s attention from other business concerns, which could seriously harm our business. Finally, the market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities and/or derivative litigation.

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

A decline in general economic conditions or an increase in inflation resulting in a decrease in consumer-spending levels and an inability to access capital may adversely affect our business.

Our performance is subject to worldwide economic conditions, including increasing inflation, and its corresponding impact on the levels of consumer spending which may affect our licensees’ sales. It is difficult to predict future levels of consumer spending or inflation and any such predictions are inherently uncertain. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of goods offered under our brands tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income typically declines. As a result, our operating results may be materially affected by trends in the United States or global economy.

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

Certain provisions of our certificate of incorporation could have the effect of making more difficult, delaying or deterring unsolicited attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. Our certificate of incorporation authorizes our board of directors, without stockholder approval, to issue up to 5,000,000 shares of preferred stock, in one or more series, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock, none of which is outstanding.

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

The United Kingdom held a referendum on June 23, 2016 in which voters approved the UK’s withdrawal from the European Union, commonly known as “Brexit.”  As a result, difficult negotiations have been ongoing to determine the terms of the United Kingdom exit from the European Union as well as its relationship with the European Union going forward.  The economic effects of Brexit have been and are expected to continue to be far-reaching.  Although less than 10% of our licensing revenue is generated in the United Kingdom, Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets.  We currently hold equity interests in Iconix Europe, our London-based joint venture, as well as Iconix MENA LTD and Diamond Icon, LLC, our joint ventures which were established under the laws of the United Kingdom.  In addition, we have license agreements in place with licensees across many of our brands in the United Kingdom, maintain a wholly-owned subsidiary established under the laws of the United Kingdom; and have employees, offices and showroom space in the United Kingdom related to our Umbro and Lee Cooper brands.  The impact of Brexit on the foregoing aspects of our business are unknown at this time.  Brexit could have the effect of disrupting the free movement of goods, services and people between the United Kingdom and the European Union and negatively impact our business and that of our licensees.  The full effects of Brexit are uncertain and will depend on any agreements the United Kingdom may make to retain access to European Union markets.  Brexit also could lead to uncertainty with respect to the United Kingdom legal and regulatory framework and the enforcement of our legal and intellectual property rights.  In addition, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the European Union, creating greater uncertainly in the region.  Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, licensees, results of operations and financial condition could be adversely affected by Brexit is uncertain.

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

We assumed obligations for approximately 4,500 square feet of office space at 261 Fifth Ave in New York, New York in connection with the Waverly acquisition, with an annual rent of approximately $0.3 million for a period which ended in February 2018. This space is currently being sublet to a third party.

We lease office and showroom space in the United Kingdom, in the city of Manchester, for approximately £0.1 million per annum, pursuant to a lease that expires in January 2021.  Such property is utilized by the Company’s international segment.

We lease office space at The Aircraft Factory, 100 Cambridge Grove, Hammersmith, London W6 0LE, for approximately £0.3 million per annum, pursuant to a lease that expires June 7, 2022.  Such property is utilized by the Company’s international segment.

Item 3. Legal Proceedings

In July 2013, Signature Apparel Group LLC, referred to as Signature, filed an amended complaint in an adversary proceeding captioned Signature Apparel Group LLC v. ROC Fashions, LLC, et al., Adv. Pro. No. 11-02800-REG in the United States Bankruptcy Court for the Southern District of New York that, among others, named as defendants the Company and Studio IP Holdings, LLC, referred to as Studio IP (the Company and Studio IP are collectively referred to as Iconix).  The causes of action in the amended complaint relate to a series of events from September 2009 with respect to which Signature sought at least $8.8 million in damages from Iconix.  In August 2017, the Bankruptcy Court rendered a decision in this matter.  In that decision, the Court found that one of Signature’s principals must disgorge $2.05 million of the consulting fees that he received in breach of his fiduciary duties to Signature and that Iconix was jointly and severally liable for this amount, plus interest as applicable.  The Court also found Iconix liable on the causes of action asserted against it in the amended complaint, including negligent misrepresentation, aiding and abetting breach of fiduciary duty, breach of contract (Studio IP only), fraud, and tortious interference with contract (the Company only).  The Court ordered supplemental post-trial briefing related solely to the calculation of additional damages, if any, to be awarded to Signature.  Signature now alleges damages of up to $70 million, plus counsel fees and interest as applicable.  Iconix strongly disagrees with the basis for and amounts of damages claimed by Signature, and argued vigorously that no additional damages are warranted.  On January 12, 2018, Signature filed an application with the Court for reimbursement of its counsel fees and expenses totaling approximately $4.2 million that it purportedly incurred in the adversary proceeding.  Iconix will vigorously oppose Signature’s application.  Given the uncertainty of how the Bankruptcy Court will rule with respect to damages and counsel fees, Iconix cannot estimate the amount of additional damages, if any, at this time.

On May 1, 2017, 3TAC, LLC, referred to as 3TAC, a former licensee of the Company, and West Loop South, LLC, referred to as West Loop (3TAC and West Loop collectively referred to as Plaintiffs), sued the Company, its affiliate, IP Holdings Unltd., LLC, referred to as IPHU, and the Company’s former CEO, Neil Cole (the Company, IPHU, and Cole are collectively referred to as the Iconix Parties), in the action captioned 3TAC, LLC and West Loop South, LLC v. Iconix Brand Group, Inc., and Neil Cole, Case No. 16-cv-08795-KBF-RWL in the United States District Court for the Southern District of New York.  Plaintiffs asserted claims for breach of contract, tortious inference with contract and business relations, unjust enrichment, trade libel and prima facie tort relating to the Iconix Parties’ alleged breach of a Global License Agreement, as amended, between 3TAC and IPHU concerning intellectual property rights in and to the Marc Ecko brands, the Iconix Parties’ alleged interference with 3TAC’s performance thereunder, and the Iconix Parties’ alleged interference with a related sublicense between 3TAC and West Loop.  On October 27, 2017, Judge Katherine B. Forrest granted the Iconix Parties’ motion to dismiss Plaintiffs’ unjust enrichment, trade libel and prima facie tort claims.  Plaintiffs seek damages of up to $19 million for their remaining claims, plus counsel fees and interest.  The Iconix Parties are vigorously defending against the remaining claims.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

On November 1, 2017, Seth Gerszberg and EGRHC, LLC, collectively referred to as Plaintiffs, a successor in interest to Suchman, LLC, referred to as Suchman, a company wholly-owned by Gerszberg that entered into a joint venture with the Company pursuant to which they formed IP Holdings Unltd., LLC, referred to as IPHU, filed an action captioned Gerszberg and EGRHC, LLC v. Iconix Brand Group, Inc., IP Holdings Unltd, LLC and Neil Cole, Case No. 17-cv-08421-KBF-RWL in the United States District Court for the Southern District of New York.  Plaintiffs seek in excess of $100 million for the Company’s, IPHU’s, and Neil Cole’s (collectively referred to as the Iconix Parties) alleged breach of IPHU’s Operating Agreement and related breaches of fiduciary duties, breach of an agreement pursuant to which the Company bought out Suchman’s interest in IPHU and fraudulent inducement into the same, and unjust enrichment.  The core of Plaintiffs’ allegations concern the intellectual property rights in and to the Marc Ecko brands.  The Iconix Parties are vigorously defending against the claims asserted by Plaintiffs.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

In April 2016, New Rise Brands Holdings, LLC, referred to as New Rise, a former licensee of the Ecko Unlimited trademark, and Sichuan New Rise Import & Export Co. Ltd., referred to as Sichuan, the guarantor under New Rise's license agreement, commenced an action captioned New Rise Brands Holdings, LLC and Sichuan New Rise Import & Export Co. Ltd v. IP Holdings, LLC, et al., Index No. 652278/2016 in the New York State Supreme Court, New York County against the Company’s subsidiary, IP Holdings, LLC, referred to as IP Holdings, seeking damages of $15 million, plus punitive damages of $50 million, counsel fees and costs. Among other claims, New Rise and Sichuan allege improper termination of New Rise’s license agreement, fraud and misappropriation. IP Holdings is vigorously defending against the claims and has asserted counterclaims against New Rise and Sichuan. At this time, the Company is unable to estimate the ultimate outcome of this matter.

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

Three securities class actions have been consolidated in the United States District Court for the Southern District of New York, under the caption In re Iconix Brand Group, Inc., et al., Docket No. 1:15-cv-4860, against the Company and certain former officers and one current officer (the “Class Action”). The plaintiffs in the Class Action purport to represent a class of purchasers of the Company’s securities from February 22, 2012 to November 5, 2015, inclusive, and claim that the Company and individual defendants violated sections 10(b) and 20(a) of the Exchange Act, by making allegedly false and misleading statements regarding certain aspects of the Company’s business operations and prospects. On October 25, 2017, the Court granted the motion to dismiss the consolidated amended complaint filed by the Company and the individual defendants with leave to amend.  On November 14, 2017, the plaintiffs filed a second consolidated amended complaint. On February 2, 2018, the defendants moved to dismiss the second consolidated amended complaint. The Company and the individual defendants intend to vigorously defend against the claims. At this time, the Company is unable to estimate the ultimate outcome of these matters.

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

See Note 10 of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.001 par value per share, its only class of common equity, is quoted on NASDAQ, under the symbol “ICON”. The following table sets forth the high and low sales prices per share of the Company’s common stock for the periods indicated, as reported on NASDAQ:

	High	Low
Year Ended December 31, 2017
Fourth Quarter	$5.81	$1.23
Third Quarter	7.06	4.79
Second Quarter	8.30	5.91
First Quarter	10.80	6.83
Year Ended December 31, 2016
Fourth Quarter	$10.08	$6.76
Third Quarter	9.12	6.26
Second Quarter	9.27	6.30
First Quarter	10.30	4.67

As of March 1, 2018, there were 1,159 holders of record of the Company’s common stock.

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

ISSUER PURCHASES OF EQUITY SECURITIES
2017	Total Number of Shares Purchased (*)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1—October 31	—	$—	—	$—
November 1—November 30	—	—	—	—
December 1—December 31	9,827	2.82	—	—
Total	9,827	$2.82	—	$—

*

Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.  These amounts exclude shares subject to the clawback of performance-based shares of certain former executives.

During FY 2017, the Company did not repurchase any shares under the Company’s share repurchase plans. Shares purchased in FY 2016 and FY 2015 that were not part of the Company’s share repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock of employees.

The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the annual meeting of stockholders to be held in 2018.

Performance Graph

The performance graph does not constitute soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any of the Company’s filings under the Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in any such filings, except to the extent the Company specifically incorporates this performance graph by reference therein.

The following graph sets forth the cumulative total return to the Company’s shareholders during the five years ended December 31, 2017, as well as an overall stock market (NASDAQ) and an industry peer group selected by the Company.  The peer group we selected is comprised of the following companies:  Cherokee Inc., Fossil Inc., Sequential Brands Inc., Steve Madden, and Vera Bradley, Inc.  The performance graph assumes $100 was invested on December 31, 2012, in each category.

Item 6. Selected Financial Data

Selected Historical Financial Data

(amounts in tables, but not footnotes, in thousands, except earnings per share amounts)

The following table presents selected historical financial data of the Company for the periods indicated which have been reclassified to reflect the effects of the Entertainment segment as a discontinued operation.  The selected historical financial information is derived from the audited consolidated financial statements of the Company referred to under Item 8 of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

	Year Ended December 31,
	(000’s omitted)
	2017	2016	2015	2014	2013
Consolidated Income Statement Data(1)
Licensing revenue	$225,833	$255,143	$271,590	$288,419	$315,625
Selling, general and administrative expenses	114,606	128,759	134,006	111,579	110,638
Loss on termination of licenses	28,360	—	—	—	—
Depreciation and amortization	2,455	2,793	4,317	6,238	8,880
Equity earnings on joint ventures	3,259	(3,578)	(5,330)	(11,325)	(10,211)
Gain on deconsolidation of joint venture	(3,772)	—	—	—	—
Gains on sale of trademarks	(875)	(38,104)	—	(6,399)	(7,354)
Goodwill impairment	103,877	18,331	35,132	—	—
Trademark impairment	525,726	419,762	402,392	—	—
Investment impairment	16,848	—	—	—	—
Operating (loss) income	(564,651)	(272,820)	(298,927)	188,326	213,672
Other expenses—net(2)	88,781	63,129	15,072	46,549	68,162
Net income (loss) from continuing operations, net of tax	(557,455)	(257,824)	(210,098)	100,631	102,295
Net income (loss) from continuing operations attributable to Iconix Brand Group, Inc.	(535,278)	(254,498)	(201,659)	91,803	94,044

Net income from discontinued operations, net of tax	48,968	8,316	21,168	18,191	14,997
Net income from discontinued operations attributable to Iconix Brand Group, Inc.	46,025	2,364	15,145	11,920	10,945

Net income (loss) attributable to Iconix Brand Group, Inc.	$(489,253)	$(252,134)	$(186,514)	$103,723	$104,989

(Loss) earnings per share - basic:
Continuing operations	$(9.47)	$(4.86)	$(4.18)	$1.90	$1.67
Discontinued operations	$0.81	$0.05	$0.31	$0.25	$0.19
(Loss) earnings per share - basic:	$(8.66)	$(4.82)	$(3.86)	$2.14	$1.87

(Loss) earnings per share - diluted:
Continuing operations	$(9.47)	$(4.86)	$(4.18)	$1.60	$1.55
Discontinued operations	$0.81	$0.05	$0.31	$0.21	$0.18
(Loss) earnings per share - diluted	$(8.66)	$(4.82)	$(3.86)	$1.81	$1.73

Weighted average number of common shares outstanding:
Basic	57,112	52,338	48,293	48,431	56,281
Diluted	57,112	52,338	48,293	57,366	60,734

*	The year ended December 31, 2014 will herein be referred to as FY 2014; and the year ended December 31, 2013 will herein be referred to as FY 2013.

	At December 31,
	(000’s omitted)
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data
Cash	$65,927	$137,114	$169,971	$128,039	$278,789
Working capital	120,522	453,648	221,506	211,985	355,970
Trademarks and other intangibles, net	465,722	1,003,895	1,696,524	1,996,334	1,900,340
Total assets	870,513	2,005,515	2,504,601	2,742,872	2,784,025
Long-term debt, including current portion	800,842	1,254,160	1,449,392	1,374,235	1,402,216
Total stockholders’ equity (deficit)	$(50,976)	$494,644	$716,161	$951,437	$1,060,497

(1)

During FY 2017, FY 2016, FY 2015, FY 2014, and FY 2013, the Company made none, none, two, six (including investments in joint ventures that are consolidated in our financial statements), and five (including investments in joint ventures that are consolidated in our financial statements) acquisitions, respectively. See Note 4 of Notes to Consolidated Financial Statements for information about the Company’s acquisitions and investments through its joint ventures.

(2)

Includes the following: 1) in FY 2017, a loss of approximately $20.9 million primarily related to our principal prepayments made on our Senior Secured Notes and Senior Secured Term Loan, 2) in FY 2016, a cash gain of approximately $10.2 million related to our sale of our investment in Complex Media, a gain of approximately $7.3 million related to the recoupment and final settlement of unearned incentive compensation from the Company’s former CEO in connection with the previously announced financial restatements, a net non-cash gain of approximately $8.4 million related to our repurchase of our 1.50% Convertible Notes and 2.50% Convertible Notes, and a loss of approximately $14.2 million related to our principal prepayments made on our Senior Secured Term Loan; 3) in FY 2015, a non-cash gain of approximately $50.0 million related to our purchase of our joint venture partner’s interest in Iconix China offset by a non-cash loss of approximately $3.8 million related to our additional investment in Scion; and 4) in FY 2014, a non-cash gain of approximately $34.7 million related to our purchase of our joint venture partner’s interest in Iconix Latin America offset by a non-cash loss of approximately $5.9 million related to our purchase of our joint venture partner’s interest in Iconix Europe.

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

Overview

We are a brand management company and owner of a diversified portfolio of approximately 30 global consumer brands across the Company’s operating segments: women’s, men’s, home, and international. Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s consolidated statement of operations as a discontinued operation for FY 2017.  As of December 31, 2016, the Company’s Entertainment segment was classified as assets held for sale in the Company’s consolidated balance sheet pursuant to a definitive agreement dated May 9, 2017 to sell the businesses underlying the Entertainment segment.  The sale was completed on June 30, 2017 (see Note 2 of Notes to Consolidated Financial Statements).  The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

As of December 31, 2017, the Company’s brand portfolio includes Candie’s ® , Bongo ® , Joe Boxer  ®  , Rampage  ®  , Mudd ®, London Fog  ®  , Mossimo  ®  , Ocean Pacific/OP  ®  , Danskin/Danskin Now  ®  , Rocawear  ®  /Roc Nation  ®  , Cannon  ®  , Royal Velvet  ®  , Fieldcrest  ®  , Charisma  ®  , Starter  ®  , Waverly  ®  , Ecko Unltd  ®  /Mark Ecko Cut & Sew  ®  , Zoo York  ® , Umbro  ®, Lee Cooper  ® , and Artful Dodger  ® ; and interests in Material Girl  ®, Ed Hardy  ®  , Truth or Dare  ® , Modern Amusement ®  , Buffalo  ®  , Hydraulic  ®, and PONY ® .

The Company looks to monetize the IP related to its brands throughout the world and in all relevant categories primarily by licensing directly with leading retailers, through consortia of wholesale licensees, through joint ventures in specific territories and via other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels from the mass tier (e.g. Wal-Mart) to better department stores (e.g. Macy’s). The licensees are generally responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with advertising and promotional campaigns designed to increase brand awareness. Additionally, the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

Globally, the Company has over 50 direct-to-retail licenses and more than 400 total licenses. Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital. The majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows. As of January 1, 2018, the Company had over $530 million of aggregate guaranteed royalty revenue over the terms of its existing contracts excluding renewals.

The Company’s OP DTR license agreement at Walmart was not renewed upon expiration in June 2017.  The Company’s Starter DTR license agreement at Walmart was not renewed upon expiration in December 2017.  In October 2017, the Company also announced that Starter is now available on Amazon exclusively to Amazon Prime members.  Additionally, the Company has learned that its Danskin Now license agreement with Walmart will not be renewed upon its expiration in January 2019 and royalty revenue for the Danskin Now brand at Walmart is estimated to decline approximately $15.5 million in 2018.  The Company’s Mossimo DTR license agreement at Target will not be renewed upon expiration in October 2018 and royalty revenue for the Mossimo brand at Target is estimated to decline approximately $10.0 million in 2018.  The Company’s Material Girl license agreement with Macy’s will not be renewed upon its expiration in January 2020.  The Company‘s Royal Velvet license agreement with JC Penney will not be renewed upon its expiration in January 2019.  The Company is actively seeking to place OP, Danskin, Mossimo, Material Girl and Royal Velvet with new or existing licensees.  At this time, the Company is uncertain how the terms and conditions of any potential replacement licensing arrangements could affect its future revenues and cash flows.

As discussed in further detail in Note 14 in the Notes to the Consolidated Financial Statements, on December 22, 2017 the United States enacted the Tax Cuts and Jobs Act. The new law, which is also commonly referred to as “U.S. tax reform”, significantly changes U.S. corporate income tax laws by, among other changes, imposing a one-time mandatory tax on previously deferred earnings of foreign subsidiaries, reducing the U.S. corporate income tax rate from 35% to 21% starting on January 1, 2018, creating a territorial tax system which generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, eliminating or limiting the deduction of certain expenses including interest expense, and requiring a minimum tax on earnings generated by foreign subsidiaries, which could have a significant impact on our effective tax rate, cash tax expenses and/or deferred income tax balances.

The Company identifies its operating segments according to how business activities are managed and evaluated. Beginning in October 2016, given a review of the Company’s business activities, how they are managed and evaluated, the Company determined that it would reflect four distinct reportable operating segments: men’s, women’s, home, and international. The Company has disclosed these reportable operating segments for the periods shown below.  The Company updated its FY 2015 segment data to conform to the current reportable operating segments.  Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported.  Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s consolidated statement of operations as a discontinued operation for FY 2017.  As of December 31, 2016, the Company’s Entertainment segment was classified as assets held for sale in the Company’s consolidated balance sheet pursuant to a definitive agreement dated May 9, 2017 to sell the businesses underlying the Entertainment segment of which the sale was completed on June 30, 2017 (see Note 2 of Notes to Consolidated Financial Statements).

The four reportable operating segments described below represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.  In identifying the Company’s reportable operating segments, the Company considers its management structure and the economic characteristics, customers, sales growth potential and long-term profitability of its operating segments.  As such, the Company configured its operations into the following four reportable operating segments:

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

The Company’s Chief Executive Officer has been identified as the CODM.  The Company’s measure of segment profitability is licensing revenue and operating income.  Refer to Note 16 in Notes to Consolidated Financial Statements for further details.  The accounting policies of the Company’s reportable operating segments are the same as those described in Note 1 – Summary of Significant Accounting Policies in Notes to the Consolidated Financial Statements.

The Company has disclosed these reportable segments for the periods shown below.

(in 000’s)	FY 2017	FY 2016	FY 2015
Licensing revenue by segment:
Men’s	$39,780	$48,635	$55,208
Women’s	96,833	106,527	118,038
Home	28,807	38,370	36,473
International	60,413	61,611	61,871
	$225,833	$255,143	$271,590
Operating income (loss):
Men’s	$(144,779)	$(132,574)	$(334,164)
Women’s	(215,570)	62,565	101,074
Home	(76,680)	(18,105)	(7,321)
International	(64,826)	(162,986)	(3,503)
Corporate	(62,796)	(21,720)	(55,013)
	$(564,651)	$(272,820)	$(298,927)

Highlights of FY 2017

•	Total revenue of $225.8 million, a 7% decline from prior year, excluding revenue from the Sharper Image brand, Badgley Mischka brand and deconsolidation of the SE Asia joint venture.

•	Improved financial stability by divesting Entertainment Segment and reducing debt by approximately $360 million; secured new delayed draw term loan to satisfy 1.50% convertible notes.

•	Launched Starter active apparel collection available exclusively on Amazon; Signed a new multi-year, exclusive distribution agreement with Target.

•	Historic level of new business signed internationally and organic growth across most regions.

FY 2017 Compared to FY 2016

Licensing Revenue. Total licensing revenue for FY 2017 was $225.8 million, a 11% decrease, as compared to $255.1 million for FY 2016. Total licensing revenue was negatively impacted primarily by approximately $9.3 million decrease due to the sale of the Sharper Image intellectual property and related assets, $0.2 million decrease due to the sale of the Badgley Mischka intellectual property and related assets and a decrease of $2.6 million due to the deconsolidation of the SE Asia joint venture. Excluding Sharper Image, Badgley Mischka and the SE Asia joint venture impact, revenue for FY 2017 was down approximately 7% as compared to the FY 2016. The women’s segment decreased 9% from $106.5 million in FY 2016 to $96.8 million in FY 2017 mainly due to a decrease in our Mossimo, Danskin and OP brands. The men’s segment decreased 18% from $48.6 million in FY 2016 to $39.8 million in FY 2017 mainly due to a decrease in the Starter brand. The home segment decreased 25% from $38.4 million in FY 2016 to $28.8 million in FY 2017 mainly due to the sale of the Sharper Image brand. Excluding Sharper Image, the home segment decreased 1% mainly due to a decrease in the Waverly brand. The international segment decreased 2% from $61.6 million in FY 2016 to $60.4 million in FY 2017 mainly due to the deconsolidation of the SE Asia joint venture. Excluding the deconsolidation, the international segment increase by 2% mainly due to an increase in the China, Europe and Brazil regions.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) was $114.6 million for FY 2017 as compared to $128.8 million for the FY 2016, a decrease of $14.2 million or 11%. SG&A from the women’s segment decreased 23% from $14.7 million in FY 2016 to $11.3 million in FY 2017 mainly due to a $2.4 million decrease in accounts receivables reserves and write-offs. SG&A from the men’s segment increased 16% from $17.4 million in FY 2016 to $20.2 million in FY 2017 primarily due to a $2.5 million increase in advertising expense. SG&A from the home segment decreased 45% from $6.5 million in FY 2016 to $3.5 million in FY 2017 mainly due to a $1.3 million decrease in compensation costs.  SG&A from the international segment decreased 4% from $31.8 million in FY 2016 to $30.5 million in FY 2017 mainly due to a $3.8 million decrease in accounts receivable reserves and write-offs somewhat offset by a $1.6 million increase in advertising costs.  Corporate SG&A decreased 16% from $58.4 million in FY 2016 to $49.1 million mainly driven by a decrease of $4.2 million in compensation costs and a $3.6 million decrease in professional fees.

Loss on Termination of Licenses. Loss on the termination of licenses was a $28.4 million for FY 2017 as compared to zero in FY 2016. The charge was mostly related to licensee terminations associated with the transition of a new license in FY 2017 primarily related to the Umbro brand.

Depreciation and Amortization. Depreciation and amortization was $2.5 million for FY 2017, compared to $2.8 million in FY 2016, a decrease of $0.3 million or 12%. The decrease was mostly a result of lower amortization costs related to the Artful Dodger brand.

Equity Loss (Earnings) on Joint Ventures. Equity Earnings (Loss) on Joint Ventures was $3.3 million in expense in FY 2017, as compared to $3.6 million in income from the FY 2016. The decrease primarily came from asset impairment charges within the Australia joint venture and SE Asia joint venture.

Gain on Deconsolidation of Joint Venture.  Gain on deconsolidation of joint venture was $3.8 million for FY 2017, compared to zero for FY 2016 due to the deconsolidation of Southeast Asia joint venture.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was a $0.9 million gain for FY 2017, compared to $38.1 million in the FY 2016. The gain in FY 2017 was mainly due to small gains in the Sharper Image and Badgley Mischka brands while the gain in FY 2016 was mainly due to (i) a gain of $28.1 million realized on the sale of the Sharper Image brand, (ii) a gain of $12.0 million realized on the sale of the Badgley Mischka brand and (iii) a loss of $2.0 million realized on the sale of the Ed Hardy brand in China.

Trademark, Goodwill & Investment Impairment.  Trademark, Goodwill & Investment Impairment loss for FY 2017 was approximately $646.5 million as compared to $438.1 million in FY 2016.  The Trademark Impairment in FY 2017 was approximately $525.7 million primarily related to a write-down in the women’s segment and men’s segment while the Trademark Impairment in FY 2016 was $419.8 million and primarily related to the international and men’s segments. The Goodwill Impairment in FY 2017 was $103.9 million primarily related to a write-down in our women’s segment and men’s segment primarily due to declines in net sales in certain brands within the segments and an inability to secure additional license agreements with guaranteed minimum royalties in future periods for these brands. The Goodwill Impairment in FY 2016 was $18.3 million and primarily related to a write-down in our men’s business segment. The Investment Impairment in FY 2017 was approximately $16.8 million primarily related to a write-down in MG Icon investment.

Operating (Loss) Income. Total operating loss for FY 2017 was $564.7 million as compared to a loss of $272.8 million in FY 2016. Excluding the trademark, goodwill & investment impairment, loss on termination of licenses, gain on sale of trademarks, gain on deconsolidation of joint ventures and income from divested brands, operating income in FY 2017 was $113.1 million or 50% of revenue as compared to income of $119.6 million or 49% of revenue in FY 2016. Operating loss from the women’s segment was $215.6 million in FY 2017 as compared to income of $62.6 million in FY 2016. Excluding trademark & goodwill impairment and the loss on the termination of licenses, women’s operating income in FY 2017 was $87.9 million as compared to operating income of $94.0 million in FY 2016. Operating loss from the men’s segment was $144.8 million in FY 2017 as compared to a loss of $132.6 million in FY 2016. Excluding trademark & goodwill impairment and the loss on the termination of licenses, men’s operating income in FY 2017 was $19.0 million as compared to income of $30.3 million in FY 2016. Operating loss from the home segment was $76.7 million in FY 2017 as compared to a loss of $18.1 million in FY 2016. Excluding trademark & goodwill impairment and income from Sharper Image, home operating income was $25.3 million in FY 2017 as compared to income of $23.9 million in FY 2016. Operating loss from the international segment was $64.8 million in FY 2017 as compared to a loss of $163.0 million in FY 2018. Excluding trademark & goodwill impairment, international operating income was $31.4 million in FY 2017 as compared to income of $30.7 million in FY 2016. Corporate operating loss was $62.8 million in FY 2017 as compared to a loss of $21.7 million in FY 2016. Excluding investment impairment, gains on sale of trademarks and gain on deconsolidation of joint venture, corporate operating loss was $50.6 million in FY 2017 as compared to a loss of $59.8 million in FY 2016.

Other Expenses-Net. Other expenses- net were approximately $88.8 million for FY 2017 as compared to $63.1 million for the FY 2016, an increase of $25.7 million, The increase was primarily related to the following: (i) a $15.0 million increase in FY 2017 in the loss on extinguishment of debt, (ii) a $7.3 million gain in FY 2016 on the clawback of compensation related to previous employees of which there was no comparable income in FY 2017 (iii) a $7.4 million decrease in the gain on the sale of the investment in Complex Media, and (iv) a $4.4 million increase in foreign currency translation loss.

Provision for Income Taxes. The effective tax rate from continuing operations in FY 2017 was 14.7% resulting in a $96.0 million tax benefit as compared to the effective tax rate from continuing operations in FY 2016 of 23.3% resulting in a $78.1 million tax benefit.  The decrease in the effective tax rate for FY 2017 as compared to FY 2016 is primarily a result of the establishment of a valuation allowance on the deferred tax assets and by the reduction of US federal tax rate, the valuation allowance charge had the effect of reducing the tax benefit on the pretax loss which lowers the effective tax rate, similar to the charge resulting from the remeasurement of the Company’s net deferred income tax assets and liabilities at the reduced U.S. corporate income tax rate.

Net (Loss) Income from Continuing Operations. Our net loss from continuing operations was approximately $557.5 million for FY 2017, compared to net loss from continuing operations of approximately $257.8 million for FY 2016, as a result of the factors discussed above.

Discontinued Operations.  In the first quarter of FY 2017, our Board of Directors approved a plan to sell the businesses underlying the Entertainment segment.  As a result, we have classified the results of our Entertainment segment as discontinued operations in our condensed consolidated statement of operations for all periods presented.  Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet as of December 31, 2016.  On May 9, 2017, we signed a definitive agreement to sell these businesses and completed the sale on June 30, 2017.  See Note 2 of Notes to Consolidated Financial Statements.

Highlights of FY 2016

•	Total revenue of $255.1 million, a 4% decline from prior year, excluding revenue from the Badgley Mischka brand.
•	Divested Sharper Image and Badgley Mischka brands, consistent with new portfolio approach to brand ownership.
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

FY 2016 Compared to FY 2015

Licensing Revenue. Total licensing revenue for FY 2016 was $255.1 million, a 6% decrease, as compared to $271.6 million for FY 2015. Total licensing revenue was negatively impacted primarily by approximately $4.6 million decrease due to the sale of the Badgley Mischka intellectual property and related assets.  Excluding Badgley Mischka revenue for FY 2016 was down approximately 4% as compared to the FY 2015. The women’s segment decreased 10% from $118.0 million in FY 2015 to $106.5 million in FY 2016 mainly due to the sale of the Badgley Mischka intellectual property and related assets. Excluding Badgley Mischka, the women’s segment decreased 6%, mostly related to decreases in our Bongo and Candie’s brands. The men’s segment decreased 12% from $55.2 million in FY 2015 to $48.6 million in FY 2016 mainly due to a decrease in royalties earned by our Starter brand. The home segment increased 5% from $36.5 million in FY 2015 to $38.4 million in FY 2016 mainly driven by an increase in our Sharper Image and Waverly brands. The international segment decreased slightly from $61.9 million in FY 2015 to $61.6 million in FY 2016.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) was $128.8 million for FY 2016 as compared to $134.0 million for the FY 2015, a decrease of $5.2 million or 4%. SG&A from the women’s segment decreased 3% from $15.1 million in FY 2015 to $14.7 million in FY 2016 mainly due to a $2.2 million decrease in compensation costs somewhat offset by a $1.6 million increase in accounts receivables reserves and write-offs. SG&A from the men’s segment decreased 35% from $26.9 million in FY 2015 to $17.4 million in FY 2016 primarily due to a $9.3 million decrease in accounts receivables reserves and write-offs. SG&A from the home segment increased 11% from $5.8 million in FY 2015 to $6.5 million in FY 2016 mainly due to a $0.6 million increase in compensation costs.  SG&A from the international segment increased 2% from $31.2 million in FY 2015 to $31.8 million in FY 2016 mainly due to $1.0 million increase in advertising costs.  Corporate SG&A increased 6% from $55.0 million in FY 2015 to $58.4 million mainly driven by an increase of $6.8 million in professional fees slightly offset by a decrease of $1.2 million in compensation costs.

Depreciation and Amortization. Depreciation and amortization was $2.8 million for FY 2016, compared to $4.3 million in FY 2015, a decrease of $1.5 million or 35%. The decrease was mostly a result of lower amortization costs related to the Artful Dodger brand.

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

Goodwill & Asset Impairment. Goodwill & Asset Impairment loss for FY 2016 was approximately $438.1 million in FY 2016 as compared to $437.5 million in FY 2015.  The Asset Impairment was approximately $419.8 million in FY 2016 primarily related to a write-down in the international segment and the men’s segment. The Goodwill Impairment was $18.3 million in FY 2016 as compared to $35.1 million in FY 2015. The Goodwill Impairment in FY 2016 and FY 2015 primarily related to a write-down in our men’s business segment.

Operating Income (Loss). Total operating loss for FY 2016 was $272.8 million as compared to a loss of $298.9 million in FY 2015. Excluding the trademark & goodwill impairment and gain on sale of trademarks, operating income in FY 2016 was $127.2 million or 50% of revenue as compared to income of $138.6 million or 51% of revenue in FY 2015. Operating income from the women’s segment was $62.6 million in FY 2016 compared to $101.1 million in FY 2015. Excluding trademark & goodwill impairment, operating income from the womens segment was $94.0 million in FY 2016 and $103.3 million in FY 2015. Operating loss from the men’s segment was $132.6 million in FY 2016 compared to a loss of $334.2 million in FY 2015. Excluding trademark & goodwill impairment, operating income from the men’s segment was $30.3 million in FY 2016 and $25.6 million in FY 2015. Operating loss from the home segment was $18.1 million in FY 2016 compared to a loss of $7.3 million in FY 2015. Excluding trademark & goodwill impairment, operating income from the home segment was $31.9 million in FY 2016 and $30.5 million in FY 2015.  Operating loss from the international segment was $163.0 million in FY 2016 compared to a loss of $3.5 million in the FY 2015. Excluding trademark & goodwill impairment, operating income from the international segment was $30.7 million in FY 2016 and $34.2 million in FY 2015. Corporate operating loss was $21.7 million in FY 2016 compared to an operating loss of $55.0 million in FY 2015. Excluding gain on sale of trademarks, operating loss on from the corporate segment was $59.8 million in FY 2016.

Other Expenses-Net. Other expenses- net were approximately $63.1 million for FY 2016 as compared to $15.1 million for the FY 2015, an increase of $48.1 million, The increase was primarily related to the following:(i) a $5.9 million loss on the extinguishment of debt, (ii) a $10.2 million gain on the sale of the investment in Complex Media, (iii) a $7.3 million gain on the clawback of compensation related to previous employees, (iv) an $8.8 million decrease in foreign currency translation gains and (v) a $50.0 million gain in FY 2015 related to the fair value re-measurement of our original 50% interest in Iconix China for which there is no comparable gain in FY 2016.

Provision for Income Taxes. The effective income tax rate for FY 2016 is approximately 23.3% resulting in a $78.1 million income tax benefit, as compared to an effective income tax rate of 33.1% in FY 2015 which resulted in a $103.9 million income tax benefit. The decrease in our effective tax rate primarily relates to the Goodwill & Impairment charge, which included a substantial amount of expense in FY 2016 in a lower tax jurisdiction as compared to the Goodwill & Impairment charge in FY 2015 which was recorded with an effective tax rate of approximately 35%.

Net Income (loss). Our net loss was approximately $257.8 million in FY 2016, compared to a net loss of approximately $210.0 million in FY 2015, as a result of the factors discussed above.

Discontinued Operations.  In the first quarter of FY 2017, our Board of Directors approved a plan to sell the businesses underlying the Entertainment segment.  As a result, we have classified the results of our Entertainment segment as discontinued operations in our condensed consolidated statement of operations for all periods presented.  Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet as of December 31, 2016.  On May 9, 2017, we signed a definitive agreement to sell these businesses and completed the sale on June 30, 2017.  See Note 2 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity

Historically, our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures.  Since FY 2016, our principal capital requirements have been to refinance or extinguish existing indebtedness and working capital needs.  We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. Since FY 2016, we have relied on asset sales and issuance of indebtedness to refinance existing indebtedness.  At December 31, 2017 and December 31, 2016, our cash totaled $65.9 million and $137.1 million, respectively, not including short-term restricted cash of $48.7 million and $177.3 million, respectively. Our short term restricted cash primarily consists of collection and investment accounts related to our Senior Secured Notes and 2017 Senior Secured Term Loan.  In addition, as of December 31, 2017, approximately $12.7 million, or 10%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations.  Cash held in these foreign subsidiaries is otherwise considered unrestricted and available for use outside the U.S.

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

Due to certain developments, including the recent decision by Target not to renew the existing Mossimo license agreement and by Walmart, Inc. not to renew the existing Danskin Now license agreement with us and our revised forecasted future earnings, we forecasted that we would be unlikely to be in compliance with certain of our financial debt covenants in 2018 and that we may face possible liquidity challenges in 2018.  These factors raised substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.

As a result, we engaged in discussions with our lenders to provide relief under our financial debt covenants.  On October 27, 2017, we entered into a Limited Waiver and Amendment No. 1 to our senior secured term loan facility with Deutsche Bank (the “First Amendment”) pursuant to which, among other things, the remaining escrow balance of approximately $231 million (after taking into account approximately $59.2 million that was used to buy back 1.50% Convertible Notes in open market purchases in the third quarter of 2017) was returned to the lenders under such facility.

The First Amendment also provides for, among other things, (a) a reduction in the existing $300 million term loan by approximately $75 million, (b) a senior secured delayed draw term loan facility in the aggregate amount of up to $165.7 million, consisting of (i) a $25 million First Delayed Draw Term Loan to be drawn on or prior to March 15, 2018 (the “First Delayed Draw Term Loan”), which was drawn on October 27, 2017 and (ii) a $140.7 million Second Delayed Draw Term Loan to be drawn on March 15, 2018 (the “Second Delayed Draw Term Loan” and together with the First Delayed Draw Term Loan, the “Delayed Draw Term Loan Facility”) for the purpose of repaying the 1.50% Convertible Notes; (c) an increase of the Total Leverage Ratio from 4.75:1.00 to 5:75:1.00; (d) a reduction in the debt service coverage ratio multiplier in the Company’s asset coverage ratio; (e) an increase in the existing amortization rate from 2 percent per annum to 10 percent per annum commencing July 2019; and (f) amendments to the mandatory prepayment provisions to (i) permit the Company not to repay borrowings under the credit facility from the first $100 million of net proceeds resulting from Permitted Capital Raising Transactions (as defined in the credit facility) effected prior to March 15, 2018, and (ii) eliminate the requirement that the Company pay a Prepayment Premium (as defined in the credit facility) on any payments or prepayments made prior to December 31, 2018.  Indebtedness issued under the Delayed Draw Term Loan Facility will be issued with original issue discount.

Conditions to the availability of the Second Delayed Draw Term Loan include (i) us raising additional funds through various sources (and/or achieving a reduction in the outstanding principal amount of the 1.50% Convertible Notes) in an aggregate amount of at least $100 million to repay the 1.50% Convertible Notes at maturity in March 2018 (ii) us being in financial covenant compliance, on a pro forma basis as of the time of the requested borrowing and on a projected basis for the succeeding 12 months, and (iii) there not existing a Default or Event of Default as of the time of the borrowing.

Given that the Company was unable to timely file its quarterly financial statements for the quarter ended September 30, 2017 with the SEC by November 14, 2017 and became in default under the terms of the DB Credit Agreement, as amended by the First Amendment, on November 24, 2017, the Company entered into a Second Amendment, Consent and Limited Waiver (the “Second Amendment”) to the DB Credit Agreement. Pursuant to the Second Amendment, among other things, the lenders under the DB Credit Agreement agreed, subject to the Company’s compliance with the requirements set forth in the Second Amendment, to waive until December 22, 2017, the potential defaults and events of default arising under the DB Credit Agreement (a) from the failure to furnish to the Administrative Agent for the DB Credit Agreement (i) the financial statements, reports and other documents as required under Section 6.01(b) of the DB Credit Agreement with respect to the fiscal quarter of the Company ended September 30, 2017 and (ii) the related deliverables required under Sections 6.02(b), 6.02(c) and 6.02(e) of the DB Credit Agreement or (b) relating to certain other affirmative covenants that may have been breached by such failure to make such timely deliveries.

In connection with the Second Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the DB Credit Agreement (“Second Amendment Flex”) and ticking fees on the unfunded portion of the loan. The Second Amendment allows, among other things, for cash payments on account of the Second Amendment Flex and ticking fees to be paid from the proceeds of the First Delayed Draw Term Loan, which was previously fully funded in accordance with the terms of the DB Credit Agreement. After giving effect to the additional Second Amendment Flex, the Company estimates that it could be responsible for payments on account of the Second Amendment Flex in an aggregate total amount of up to $12.0 million.

On February 12, 2018, the Company, through IBG Borrower, entered into a Third Amendment, Consent and Limited Waiver to Credit Agreement and Other Loan Documents (the “Third Amendment”) to the DB Credit Agreement, which provides for, among other things, amendments to certain restrictive covenants and other terms set forth in the DB Credit Agreement, as amended, to permit the Company to effect the exchange of approximately $125 million aggregate principal amount of 1.50% Convertible Notes for 5.75% Convertible Notes (the “Note Exchange”). As a consequence of consummating the Note Exchange pursuant to which approximately $125 million aggregate principal amount of 1.50% Convertible Notes were exchanged for approximately $125 aggregate principal amount of $5.75% Convertible Notes, a principal condition to the availability of the Second Delayed Draw Term Loan (described above) was satisfied. The Company, through IBG Borrower, entered into a Fourth Amendment and Consent to the DB Credit Agreement (the “Fourth Amendment”) as of March 12, 2018. The Fourth Amendment provides, among other things, that the funding date for the Second Delayed Draw Term Loan is March 14, 2018 instead of March 15, 2018. On March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018.

The Company has revised its financial plan for 2018, 2019 and 2020, which includes a substantial reduction in discretionary spending which is expected to increase the Company’s liquidity.  The Company does not expect payment defaults on any of its outstanding debt facilities in the next twelve months as the financial plan demonstrates sufficient cash to meet all operating and financing cash needs.  Additionally, the Company expects to be in compliance with all of its debt covenants for all outstanding debt facilities in the next twelve months.

Holders of the 5.75% Convertible Notes may convert their notes into shares of our common stock at any time.  In the event that the Company issues its shares of common stock up to the maximum amount permitted to be issued under its charter, noteholders will be limited in their ability to convert their 5.75% Convertible Notes until April 15, 2019.After April 15, 2019, any note conversions will be required to be satisfied by the Company in cash unless the Company obtains shareholder approval to increase the authorized number of shares of its common stock that it is permitted to issue under its charter prior to such date.  The Company has agreed with the holders of the 5.75% Convertible Notes to seek shareholder approval to increase the number of authorized shares of its common stock it is permitted to issue in an amount sufficient to satisfy conversions of 5.75% Convertible Notes in shares of the Company’s common stock. The Company has engaged a proxy solicitor and expects to call a special vote of shareholders to approve such an amendment in early May 2018.  In the event that the Company obtains shareholder approval, the Company will be able to settle conversions of the 5.75% Convertible Notes after April 15, 2019 in shares of common stock and would not be required to settle any such conversions in cash.

While conditions and events exist that may raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months, management believes, based on the analysis above, that (i) its plans alleviate this substantial doubt, and (ii) the Company will continue as a going concern for the next twelve months.

Changes in Working Capital

At December 31, 2017 and December 31, 2016, the working capital ratio (current assets to current liabilities) was 2.07 to 1 and 2.75 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased approximately $120.1 million, from $122.2 million in FY 2016 to $2.1 million in FY 2017 primarily due to an increase in net loss from continuing operations from $257.8 million in FY 2016 to $557.5 million in FY 2017 as well as adjustments for income from discontinued operations of $8.3 million in FY 2016 and income from discontinued operations of $49.0 million in FY 2017. The change in the non-cash adjustments is primarily as a result of (i) an increase in the impairment of trademarks and goodwill and impairment of our equity method investment in MG Icon, (ii) an increase in the net loss on extinguishment of debt related to the principal prepayments made on our Senior Secured Notes and our Senior Secured Term Loan as well as our convertible debt buybacks, (iii) an increase in the loss on foreign currency translation period over period, and (iv) an increase in our stock compensation.  These non-cash adjustments are offset by cash provided by working capital items of $51.8 million in FY 2016 as compared to cash used in working capital items of $29.6 million in FY 2017.

Investing Activities

Net cash provided by investing activities increased approximately $160.4 million, from cash provided by investing activities of $170.2 million in FY 2016 to cash provided by investing activities of $330.5 million in FY 2017.  This increase in FY 2017 is primarily due to our sale of the Entertainment segment, net of our cash sold of $336.7 million as compared to FY 2016 in which we sold the following: (i) the Sharper Image brand for $98.3 million in cash, (ii) our interest in Complex Media for $35.3 million in cash, (iii) the Badgley Mischka brand for $14.0 million in cash, (iv) our interest in TangLi International Holdings, Ltd. for $11.4 million in cash, (v) our interest in BBC Ice Cream for $3.5 million in cash, and (vi) our minority interest in Umbro trademarks in the Greater China territory for $2.5 million in cash.

Financing Activities

Net cash used in financing activities increased approximately $109.0 million, from cash used in financing activities of $309.9 million in FY 2016 to cash used in financing activities of $418.9 million in FY 2017.  The increase in cash used in financing activities period over period is primarily due to the payment of long term debt of $824.9 million in FY 2017 (mainly due to the principal prepayments on our Senior Secured Term Loan and Senior Secured Notes) and $58.8 million for the repurchase of a portion of our 1.50% Convertible Notes as well as a decrease in our restricted cash balance period over period of $128.5 million as compared to payment of long term debt of $253.5 million and $179.0 million for the purchase of a portion of our 1.50% Convertible Notes in FY 2016 as well as an increase in our restricted cash balance of $127.7 million.

Obligations and commitments

Senior Secured Notes

On November 29, 2012, Icon Brand Holdings, Icon DE Intermediate Holdings LLC, Icon DE Holdings LLC and Icon NY Holdings LLC, each a limited-purpose, bankruptcy remote, wholly-owned direct or indirect subsidiary of the Company, (collectively, the “Co-Issuers”) issued $600.0 million aggregate principal amount of Series 2012-1 4.229% Senior Secured Notes, Class A-2 (the “2012 Senior Secured Notes”) in an offering exempt from registration under the Securities Act.

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

On June 21, 2013, the Co-Issuers issued $275.0 million aggregate principal amount of Series 2013-1 4.352% Senior Secured Notes, Class A-2 (the “2013 Senior Secured Notes” and, together with the 2012 Senior Secured Notes, the “Senior Secured Notes”) in an offering exempt from registration under the Securities Act.

The Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Securitization Notes.” The Securitization Notes were issued in securitization transactions pursuant to which substantially all of Iconix’s United States and Canadian revenue-generating assets (the “Securitized Assets”), consisting principally of its IP and license agreements for the use of its IP, were transferred to and are currently held by the Co-Issuers. The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiaries that own the Ecko Unltd trademark, the Mark Ecko trademark, the Umbro trademark and the Lee Cooper trademark, (y) the Iconix subsidiaries that own assets relating to Iconix’s other brands outside of the United States and Canada or (z) the joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Artful Dodger trademark, the Modern Amusement trademark, the Buffalo trademark, the Pony trademarks or the Hydraulic trademarks.

The Securitization Notes were issued under a base indenture (the “Securitization Notes Base Indenture”) and related supplemental indentures (the “Securitization Notes Supplemental Indentures” and, collectively with the Securitization Notes Base Indenture, the “Securitization Notes Indenture”) among the Co-Issuers and Citibank, N.A., as trustee and securities intermediary. The Indenture allows the Co-Issuers to issue additional series of notes in the future subject to certain conditions.

In February 2015, the Company received $100 million proceeds from the Variable Funding Notes. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It was anticipated that any outstanding principal of and interest on the Variable Funding Notes would be repaid in full on or prior to January 2018 prior to the amendment entered into on August 18, 2017 as described below. Following the anticipated repayment date in January 2020, additional interest will accrue on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

On August 18, 2017, the Company entered into an amendment to the Securitization Notes Supplemental Indenture to, among other things, (i) extend the anticipated repayment date for the Variable Funding Notes from January 2018 to January 2020, (ii) decrease the L/C Commitment and the Swingline Commitment (as such terms are defined in the amendment) available under the Variable Funding Notes to $0 as of the closing date, (iii) replace Barclays Bank PLC with Guggenheim Securities Credit Partners, LLC, as provider of letters of credit, as swingline lender and as administrative agent under the purchase agreement and (iv) provide that, upon the disposition of intellectual property assets by the Co-Issuers as permitted by the Securitization Notes Base Indenture, (x) the holders of the Variable Funding Notes will receive a mandatory prepayment, pro rata based on the amount of Variable Funding Notes held by such holder, and (y) the maximum commitment will be permanently reduced by the amount of the mandatory prepayment.

While the Securitization Notes are outstanding, payments of interest are required to be made on the Senior Secured Notes on a quarterly basis. To the extent funds are available, principal payments in the amount of $10.5 million and $4.8 million are required to be made on the 2012 Senior Secured Notes and 2013 Senior Secured Notes, respectively, on a quarterly basis.

In June 2014, the Company sold the “sharperimage.com” domain name and the exclusive right to use the Sharper Image trademark in connection with the operation of a branded website and catalog distribution in specified jurisdictions, in which the Senior Secured Notes had a security interest pursuant to the Indenture. As a result of this permitted disposition, the Company paid an additional $1.6 million in principal in July 2014.  Additionally, in December 2016, the Company sold the rights to the Sharper Image brand and related intellectual property assets, in which the Senior Secured Notes had a security interest pursuant to the Securitization Notes Indenture.  As a result of this permitted disposition, the Company paid an additional $36.7 million in principal in January 2017.

The legal final maturity date of the Senior Secured Notes is in January of 2043, but it is anticipated that, unless earlier prepaid to the extent permitted under the Securitization Notes Indenture, the Senior Secured Notes will be repaid in January of 2020. If the Co-Issuers have not repaid or refinanced the Senior Secured Notes prior to the anticipated repayment date, additional interest will accrue on the Senior Secured Notes at a rate equal to the greater of (A) 5% per annum and (B) a per annum interest rate equal to the excess, if any, by which the sum of (i) the yield to maturity (adjusted to a quarterly bond-equivalent basis), on the anticipated repayment date of the United States treasury security having a term closest to 10 years plus (ii) 5% plus (iii) with respect to the 2012 Senior Secured Notes, 3.4%, or with respect to the 2013 Senior Secured Notes, 3.14%, exceeds the original interest rate. The Senior Secured Notes rank pari passu with the Variable Funding Notes.

Pursuant to the Securitization Notes Indenture, the Securitization Notes are the joint and several obligations of the Co-Issuers only. The Securitization Notes are secured under the Securitization Notes Indenture by a security interest in substantially all of the assets of the Co-Issuers (the “Collateral”), which includes, among other things, (i) IP assets, including the U.S. and Canadian registered and applied for trademarks for the following brands and other related IP assets: Candie’s, Bongo, Joe Boxer (excluding Canadian trademarks, none of which are owned by Iconix), Rampage, Mudd, London Fog (other than the trademark for outerwear products sold in the United States), Mossimo, Ocean Pacific and OP, Danskin and Danskin Now, Rocawear, Starter, Waverly, Fieldcrest, Royal Velvet, Cannon, and Charisma; (ii) the rights (including the rights to receive payments) and obligations under all license agreements for use of those trademarks; (iii) the following equity interests in the following joint ventures: an 85% interest in Hardy Way LLC which owns the Ed Hardy brand, a 50% interest in MG Icon LLC which owns the Material Girl and Truth or Dare brands, a 100% interest in ZY Holdings LLC which owns the Zoo York brand, and an 80% interest in Peanuts Holdings LLC which owns the Peanuts brand and characters; and (iv) certain cash accounts established under the Securitization Notes Indenture.

If the Company contributes a newly organized, limited purpose, bankruptcy remote entity (each an “Additional IP Holder” and, together with the Co-Issuers, the “Securitization Entities”) to Icon Brand Holdings LLC or Icon DE Intermediate Holdings LLC, that Additional IP Holder will enter into a guarantee and collateral agreement in a form provided for in the Securitization Notes Base Indenture pursuant to which such Additional IP Holder will guarantee the obligations of the Co-Issuers in respect of any Notes issued under the Securitization Notes Base Indenture and the other related documents and pledge substantially all of its assets to secure those guarantee obligations pursuant to a guarantee and collateral agreement.

Neither the Company nor any subsidiary of the Company, other than the Securitization Entities, will guarantee or in any way be liable for the obligations of the Co-Issuers under the Securitization Notes Indenture or the Securitization Notes.

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Company was in compliance with all covenants under the Securitization Notes during FY 2017 and FY 2016.

The Securitization Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to (i) the failure to maintain a stated debt service coverage ratio, which tests the amount of net cash flow generated by the assets of the Co-Issuers against the amount of debt service obligations of the Co-Issuers (including any commitment fees and letter of credit fees with respect to the Variable Funding Notes, due and payable accrued interest, and due and payable scheduled principal payments on the Senior Secured Notes), (ii) certain manager termination events, (iii) the occurrence of an event of default and (iv) the failure to repay or refinance the Notes on the anticipated repayment date. If a rapid amortization event were to occur, Icon DE Intermediate Holdings LLC and Icon Brand Holdings LLC would be restricted from declaring or paying distributions on any of its limited liability company interests.

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

As of December 31, 2017, the total net debt carrying value of the Securitization Notes is $499.5 million, which reflects the net debt carrying value after taking into effect the unamortized original issue discount on the Variable Funding Note from the amendment entered into in August 2017 as discussed above.  However, the total principal balance is $508.2 million, of which $42.7 million is included in the current portion of long-term debt on the consolidated balance sheet. As of December 31, 2017 and December 31, 2016, $29.9 million and $112.4 million, respectively is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

1.50% Convertible Notes

On March 18, 2013, the Company completed the issuance of $400.0 million principal amount of the 1.50% Convertible Notes issued pursuant to that certain Indenture, dated as of March 15, 2013, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “1.50% Notes Indenture”), in a private offering to certain institutional investors. The net proceeds received by the Company from the offering, excluding the net cost of hedges and sale of warrants (described below) and including transaction fees, were approximately $390.6 million.  At December 31, 2017, the net balance of the 1.50% Convertible Notes was $233.9 million, which reflects the net debt carrying value in accordance with accounting for convertible debt instruments that may be settled in cash upon conversion.  However, the principal amount owed to the 1.50% Convertible Note holders is $236.2 million after taking into effect the $163.8 million of repurchases of the 1.50% Convertible Notes as discussed in Note 7 in the Notes to Consolidated Financial Statements.

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

On February 22, 2018, the Company consummated the Note Exchange, pursuant to which the Company exchanged approximately $125 million aggregate principal amount of 1.50% Convertible Notes for 5.75% Convertible Notes issued by the Company in an aggregate principal amount of approximately $125 million.

On March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018.

2.50% Convertible Notes.

In May 2011, the Company completed the issuance of $300.0 million principal amount of our 2.50% convertible senior subordinated notes due June 2016, herein referred to as our 2.50% Convertible Notes, in a private offering to certain institutional investors from which we received net proceeds, after transaction fees, of approximately $291.6 million. In April 2016, the Company repurchased $143.9 million par value of the 2.50% Convertible Notes for $145.6 million in cash (including interest and trading fees).  The remaining outstanding balance of the 2.50% Convertible Notes, in an amount equal to $156.1 million, was repaid on June 1, 2016 (the maturity date).  Refer to Note 7 in the Notes to the Consolidated Financial Statements for further details.

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

Senior Secured Term Loan

On March 7, 2016, the Company through its wholly-owned subsidiary, IBG Borrower entered into a $300 million senior secured term loan (the “Credit Agreement”), whereby the Company and certain wholly-owned subsidiaries of IBG Borrower served as guarantors, Cortland Capital Market Services LLC served as administrative agent and collateral agent and the lenders party thereto from time to time, including CF ICX LLC and Fortress Credit Co LLC.  Among other customary conditions, the closing was conditioned on the transfer of specified assets of the Company to be held by IBG Borrower and the execution of customary account control agreements.  Refer to Note 7 in the Notes to Consolidated Financial Statements for further details.

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

In connection with the Credit Agreement, IBG Borrower, the Company and the other Guarantors made customary representation and warranties.  In addition to adhering with certain customary affirmative covenants, IBG Borrower established a lock-box account, and IBG Borrower, the Company and the other Guarantors entered into account control agreements on certain deposit accounts.  The Credit Agreement also mandated that IBG Borrower, the Company and the other Guarantors maintain and allow appraisals of their intellectual property, perform under the terms of certain licenses and other agreements scheduled in the Credit Agreement and report significant changes to or terminations of licenses generating guaranteed minimum royalties of more than $5 million.  IBG Borrower was required to satisfy a minimum asset coverage ratio of 1.25:1.00 and maintain a leverage ratio of no greater than 4.50:1.00.  The Company was compliant with all covenants under the Senior Secured Term Loan from inception through June 30, 2017 (the date the remaining outstanding principal balance was repaid).  Refer to Note 7 of Notes to Consolidated Financial Statements for further details.

In December 2016, in conjunction with the sale of the Sharper Image brand and in accordance with the Credit Agreement, the Company made a mandatory principal prepayment of $28.7 million.  Additionally, in January 2017, the Company made an additional mandatory prepayment of $23.5 million and a voluntary prepayment of $23.0 million.

On June 30, 2017, in connection with the sale of the Entertainment segment, the Company made a mandatory prepayment of $140.0 million and a voluntary prepayment of $66.0 million.  As a result of these prepayments, the Company’s outstanding principal balance of the Senior Secured Term Loan was zero as of June 30, 2017 and the Credit Agreement has since been terminated.

Refer to Note 7 in the Notes to the Consolidated Financial Statements for further details.

2017 Senior Secured Term Loan

On August 2, 2017, the Company entered into a credit agreement (as amended or otherwise modified, unless context provides otherwise the “DB Credit Agreement”), among IBG Borrower, the Company’s wholly-owned direct subsidiary, as borrower, the Company and certain wholly-owned subsidiaries of IBG Borrower, as guarantors (the “Guarantors”), Cortland Capital Market Services LLC, as administrative agent and collateral agent (“Cortland”) and the lenders party thereto from time to time, including Deutsche Bank AG, New York Branch.  Pursuant to the DB Credit Agreement, the lenders provided to IBG Borrower a senior secured term loan (the “2017 Senior Secured Term Loan”), scheduled to mature on August 2, 2022 in an aggregate principal amount of $300 million and bearing interest at LIBOR plus an applicable margin of 7% per annum (the “Interest Rate”).

Pursuant to the terms of the DB Credit Agreement, the net proceeds of the 2017 Senior Secured Term Loan were to be used to repay the Company’s 1.50% Convertible Notes on or before their maturity (with any remaining funds going toward general corporate purposes).

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

In connection with the DB Credit Agreement, IBG Borrower, the Company and the other Guarantors made customary representations and warranties and have agreed to adhere to certain customary affirmative covenants. Additionally, the DB Credit Agreement mandates that IBG Borrower, the Company and the other Guarantors enter into account control agreements on certain deposit accounts, maintain and allow appraisals of their intellectual property, perform under the terms of certain licenses and other agreements scheduled in the DB Credit Agreement and report significant changes to or terminations of licenses generating guaranteed minimum royalties of more than $0.5 million.  Prior to the First Amendment (as discussed below), IBG Borrower was required to satisfy a minimum asset coverage ratio of 1.25:1.00 and maintain a leverage ratio of no greater than 4.50:1.00.

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

The First Amendment also provides for, among other things, (a) a reduction in the existing $300 million term loan, (b) a new senior secured delayed draw term loan facility in the aggregate amount of up to $165.7 million, consisting of (i) a $25 million First Delayed Draw Term Loan to be drawn on or prior to March 15, 2018, which was drawn on October 27, 2017 and (ii) the Second Delayed Draw Term Loan for the purpose of repaying the 1.50% Convertible Notes; (c) an increase of the Total Leverage Ratio permitted under the DB Credit Agreement from 4:50:1.00 to 5.75:1.00; (d) a reduction in the debt service coverage ratio multiplier in the Company’s asset coverage ration under the DB Credit Agreement; (e) an increase in the existing amortization rate from 2 percent per annum to 10 percent per annum commencing July 2019; and (f) amendments to the mandatory prepayment provisions to (i) permit the Company not to repay borrowings under the DB Credit Agreement from the first $100 million of net proceeds resulting from Permitted Capital Raising Transactions (as defined in the DB Credit Agreement) effected prior to March 15, 2018, and (ii) eliminate the requirement that the Company pay a Prepayment Premium (as defined in the DB Credit Agreement) on any payments or prepayments made prior to December 31, 2018.  Indebtedness issued under the Delayed Draw Term Loan Facility will be issued with original issue discount.

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

Given that the Company was unable to timely file its quarterly financial statements for the quarter ended September 30, 2017 with the SEC by November 14, 2017 and became in default under the terms of the DB Credit Agreement, as amended, on November 24, 2017, the Company entered into the Second Amendment to the DB Credit Agreement pursuant to which, among other things, the lenders under the DB Credit Agreement agreed, subject to the Company’s compliance with the requirements set forth in the Second Amendment, to waive until December 22, 2017, the potential defaults and events of default arising under the DB Credit Agreement (a) from the failure to furnish to the Administrative Agent for the DB Credit Agreement (i) the financial statements, reports and other documents as required under Section 6.01(b) of the DB Credit Agreement with respect to the fiscal quarter of the Company ended September 30, 2017 and (ii) the related deliverables required under Sections 6.02(b), 6.02(c) and 6.02(e) of the DB Credit Agreement or (b) relating to certain other affirmative covenants that may have been abrogated by such failure to make such timely deliveries.

In connection with the Second Amendment, Deutsche Bank was granted the Second Amendment Flex and ticking fees on the unfunded portion of the loan. The Second Amendment allows, among other things, for cash payments on account of the Second Amendment Flex and ticking fees to be paid from the proceeds of the First Delayed Draw Term Loan, which was previously fully funded in accordance with the terms of the DB Credit Agreement. After giving effect to the Second Amendment, the Company estimates that it could be responsible for payments on account of the Second Amendment Flex in an aggregate total amount of up to $12.0 million.

On February 12, 2018, the Company, through IBG Borrower, entered into the Third Amendment to the DB Credit Agreement, which provides for, among other things, amendments to certain restrictive covenants and other terms set forth in the DB Credit Agreement, as amended, to permit the Company to effect the Note Exchange. The Company, through IBG Borrower, entered into the Fourth Amendment to the DB Credit Agreement as of March 12, 2018, which provides, among other things, that the funding date for the Second Delayed Draw Term Loan is March 14, 2018 instead of March 15, 2018.  Accordingly, the conditions to the availability of the Second Delayed Draw Term Loan (described above) were satisfied as of March 14, 2018 due, in part, to the transactions contemplated by the Note Exchange, pursuant to which the Company raised at least $100 million to repay the 1.50% Convertible Notes. Refer to Note 21 in Notes to Consolidated Financial Statements for further details.  On March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018.

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

5.75% Convertible Notes

On February 12, 2018, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the 1.50% Convertible Notes. Pursuant to the terms of these agreements, the Company consummated the Note Exchange.

Interest on the 5.75% Convertible Notes may be paid in cash, shares of the Company’s common stock, or a combination of both, at the Company’s election, subject to the Aggregate Share Cap (as described below). If the Company elects to pay all or a portion of an interest payment in shares of common stock, the number of shares of common stock payable will be equal to the applicable interest payment divided by the average of the 10 individual volume-weighted average prices for the 10-trading day period ending on and including the trading day immediately preceding the relevant interest payment date.

The 5.75% Convertible Notes are (i) secured by a second lien on the same assets that secure the obligations of IBG Borrower under the DB Credit Agreement and (ii) guaranteed by IBG Borrower and same guarantors as those under the DB Credit Agreement, other than the Company.

Unless and until the Company obtains requisite stockholder approval to increase the number of its authorized shares of common stock (the “Aggregate Share Cap”), upon conversion of the 5.75% Convertible Notes or payment of interest or the Conversion Make-Whole Payment (as described below), the aggregate number of shares of common stock deliverable by the Company will be subject to the Aggregate Share Cap.

The Company will not be obligated to make payments in cash in lieu of shares of common stock until April 15, 2019.

Subject to certain conditions and limitations, the Company may cause all or part of the 5.75% Convertible Notes to be automatically converted.

Holders converting their 5.75% Convertible Notes (including in connection with a mandatory conversion) shall also be entitled to receive a payment from the Company equal to the aggregate amount of interest payments that would have been payable on such converted 5.75% Convertible Notes from the last day through which interest was paid on the 5.75% Convertible Notes (or from the issue date if no interest has been paid on the 5.75% Convertible Notes or from the next succeeding interest payment date if such conversion occurs after a regular record date and on or before the next succeeding interest payment date), through and including the maturity date (determined as if such conversion did not occur) (a “Conversion Make-Whole Payment”).

If the Company elects to pay all or a portion of a Conversion Make-Whole Payment in shares of common stock, the number of shares of common stock payable will be equal to the applicable Conversion Make-Whole Payment divided by the average of the 10 individual volume-weighted average prices for the 10-trading day period immediately preceding the applicable conversion date.

Subject to certain limitations pursuant to the DB Credit Agreement, from and after the one-year anniversary of the closing of the Note Exchange, the Company may redeem for cash all or part of the 5.75% Convertible Notes at any time by providing at least 30 days’ prior written notice to holders of the 5.75% Convertible Notes.

If the Company undergoes a fundamental change prior to maturity, each holder will have the right, at its option, to require the Company to repurchase for cash all or a portion of such holder’s 5.75% Convertible Notes at a fundamental change purchase price equal to 100% of the principal amount of the 5.75% Convertible Notes to be repurchased, together with interest accrued and unpaid to, but excluding, the fundamental change purchase date.

The Company will be subject to certain restrictive covenants pursuant to the 5.75% Convertible Note Indenture, including limitations on (i) liens, (ii) indebtedness, (iii) asset sales, (iv) restricted payments and investments, (v) prepayments of indebtedness and (vi) transactions with affiliates.

Contractual Obligations

The following is a summary of contractual cash obligations, including interest for the periods indicated that existed as of December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total
	(000’s omitted)
Senior Secured Notes	$42,693	$42,693	$42,693	$42,693	$42,693	$194,709	$408,174
1.50% Convertible Notes(1)	236,183	—	—	—	—	—	236,183
Variable Funding Notes	—	—	100,000	—	—	—	100,000
2017 Senior Secured Term Loan	1,657	1,657	1,657	1,657	76,209	—	82,837
Operating leases	2,575	2,455	2,520	2,426	2,063	3,188	15,227
Employment contracts	1,000	152	—	—	—	—	1,152
Interest	29,346	26,659	20,207	17,811	13,247	20,009	127,279
Total contractual cash obligations	$313,454	$73,616	$167,077	$64,587	$134,212	$217,906	$970,852

(1)

On February 22, 2018, the Company consummated the Note Exchange, pursuant to which the Company exchanged approximately $125 million aggregate principal amount of 1.50% Convertible Notes for 5.75% Convertible Notes issued by the Company in an aggregate principal amount of approximately $125 million.  Additionally, on March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018.  In accordance with ASC 470, as the terms of the 5.75% Convertible Notes and the Second Delayed Draw Term Loan are readably determinable and the 5.75% Convertible Notes and the Second Delayed Draw Term Loan are scheduled to mature on August 15, 2023 and August 2, 2022, respectively, the Company has classified the 1.50% Convertible outstanding debt balance (which is net of deferred financing costs and original issue discount) of $233.9 million as long-term debt on its December 31, 2017 consolidated balance sheet.

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

Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; (iv) contractually guaranteed minimum revenues; and (v) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. During FY 2017 and FY 2016, the Company recognized a non-cash impairment charge of $525.7 million and $424.9 million, respectively, for indefinite-lived intangibles across all segments.  During FY 2015, the Company recognized a non-cash impairment charge of $402.4 million for indefinite-lived intangibles, which, when taking in to consideration the Company’s new operating segments identified in the fourth quarter of FY 2016, was in the men’s, women’s, home and international segments.  See Note 3 for further information.

For the year ended December 31, 2017:

During the third quarter of FY 2017, the Company recognized an impairment charge of $521.7 million for indefinite-lived intangibles comprised of $227.6 million in Women’s, $135.9 million in Men’s, $69.5 million in Home, and $88.8 million in International as well as an impairment charge of $103.9 million for goodwill comprised of $73.9 million in Women’s, $1.5 million in Men’s, and $28.4 million in Home. During the fourth quarter of FY 2017, the Company recognized an impairment charge of $4.1 million for the indefinite-lived intangible for Royal Velvet.  The following is a breakdown of the trademark impairment charges:

Operating Segment	Brand / Trademark	Territory	Amount
Women’s	Mossimo	US	$21,800
Women’s	Joe Boxer	US	45,584
Women’s	Danksin	US	52,572
Women’s	Mudd	US	37,015
Women’s	Rampage	US	24,712
Women’s	Ocean Pacific	US	29,523
Men's	Buffalo	US	43,429
Men's	Zoo York	US	17,258
Men's	Rocawear	US	34,559
Men's	Ed Hardy	US	18,666
Home	Cannon	US	17,995
Home	Royal Velvet	US	33,657
Home	Fieldcrest	US	12,930
International	Umbro	China	31,137
International	Umbro	Europe	26,739
Other	various	various	78,150
Total			$525,726

Overall, the impairment charges were primarily as a result of management’s significant revisions to the Company’s forecasts to reflect lower revenue and operating margin expectations for the Company. The decrease in financial projections is primarily due to continued declines and strategic repositioning of proprietary brands in the retail industry, accompanied by the closing of traditional brick and mortar stores and continued online disruption and competition in the target market. Several of our key DTR partners (e.g. Walmart, Target, Macy’s, Kmart/Sears) have been affected by this decline which has resulted in the non-renewal of license agreements or increased pressures to reduce the economics (e.g. royalty rates, guaranteed minimum royalties) of new and existing license agreements.

On an individual brand level, the impairment charges noted above arose out of lower forecasted revenue. The primary factors for the lower forecasts for each of the brands noted above are set forth below:

•

Mossimo – In the fourth quarter of FY 2016, Target notified the Company that it did not intend to renew its license for the Mossimo brand beyond 2018. While market and demographic research indicate significant brand awareness and viability outside of exclusive Target distribution, the Company has yet to find a replacement core licensee. The Company continues to pursue multiple partners with broad distributions and varying degrees of economics.

•

Joe Boxer – Store closings of the Company’s core licensee, Kmart/Sears, resulted in a decline in sales of the brand and thus the Company experiencing lower than expected revenues and operating margins.

•

Danskin – In FY 2017, Walmart notified the Company that it did not intend to renew its license for the Danskin  Now brand beyond January 2019 resulting in a reduction to forecasted revenues for the Company.

•

Mudd – Given the Mudd brand is exclusively sold at Kohl’s, the Company had anticipated forecasted growth of the brand through the creation of new product categories. However, given the decline in the retail industry, Kohl’s was unable to achieve revenue expectations above guaranteed minimums.

•

Rampage – The impairment was due to the renegotiation of the economics of its existing core license agreement for footwear partially due to reduced distribution of the licensed product resulting in a decrease in forecasted revenues for the Company.

•	Ocean Pacific – The Company has begun a strategic repositioning of the brand which it expects will result in reduced economics in the near term.
•	Buffalo – Store closings at Macy’s and other traditional retailers where the product is sold as well as a decline in the retail industry resulted in a reduction to forecasted revenues for the Company.
•	Zoo York – Given the decline in the demand for streetwear and urban clothing, the Company’s licensees have been unable to increase sales of Zoo York products.
•	Rocawear – Given the decline in the demand for streetwear and urban clothing, the Company’s licensees have been unable to increase sales of Rocawear products.
•	Ed Hardy – Given the decline in the demand for streetwear and urban clothing, the Company’s licensees have been unable to increase sales of Ed Hardy.
•	Cannon – Store closings of the Company’s core licensee, Kmart/Sears, resulted in a decline in sales of the brand and thus the Company experiencing lower than expected revenues and operating margins.
•

Royal Velvet – Store closings of the Company’s core licensee, JCPenney, as well as the recent decision of JCPenney not to renew the existing Royal Velvet license agreement following its expiration in January 2019, resulted in a decline in sales of the brand and thus the Company experiencing lower than expected revenues and operating margins.

•

Fieldcrest – Given the Fieldcrest brand is exclusively sold at Target, the Company had anticipated forecasted growth of the brand through the creation of new product categories. However, given the decline in the retail industry, Target was unable to achieve anticipated sales expectations.

•

Umbro in China – The Umbro brand was a new initiative for the Company given its formation of the Umbro China joint venture in FY 2016. Since the acquisition of the brand in 2012, the monetization levels in China have not met our initial expectations.

•	Umbro in Europe – Since the acquisition of the brand in 2012, the monetization levels in Europe have not met our initial expectations.

The Company will continue to monitor impairment indicators and financial results in future periods. If current or expected cash flows change or if the market value of the Company’s stock decreases, there may be additional impairment charges. Impairment charges could be based on factors such as the Company’s forecasted cash flows, assumptions used, or other variables.

For the year ended December 31, 2016:

During FY 2016, the Company recognized an impairment charge of $424.9 million for indefinite-lived intangibles comprised of $31.5 million in Women’s, $144.6 million in Men’s, $50.0 million in Home, $5.1 million in Entertainment and $193.7 million in International as well as an impairment charge of $18.3 million for goodwill in the Men’s segment.  Note that $5.1 million of indefinite-lived intangibles impairment related to the Entertainment segment has been classified within discontinued operations in the Company’s consolidated statement of operations for FY 2016.  The following is a breakdown of the trademark impairment charges:

Operating Segment	Brand / Trademark	Territory	Amount
Women’s	Mudd	US	$18,828
Women’s	Ocean Pacific	US	10,996
Men’s	Starter	US	51,234
Men’s	Ecko	US	46,560
Men’s	Pony	US	19,627
Home	Cannon	US	27,541
Home	Royal Velvet	US	22,173
International	Umbro	Europe	79,395
International	Lee Cooper	Europe	30,262
International	Mossimo	Latin America	14,311
Other	various	various	103,963
Total			$424,890

Overall, the impairment charges were primarily as a result of significant revisions to the Company’s forecasts to reflect lower revenue and operating margin expectations for the Company as well as a decrease in the Company’s market capitalization. The decrease in financial forecasts is primarily due to the overall declines in the retail industry due to traditional brick and mortar store closings and online competition in the target market. Several of our key DTR licensees (e.g. Walmart, Target, Macy’s, Kmart/Sears) have been affected by these factors. Because of the pressures to improve their economics (e.g. royalty rates, guaranteed minimum royalties) those licensees have either not renewed certain of their license agreements, notified us that they did not intend to renew certain license agreements or have informed us that they will renew their license agreements only if their economics on their licenses improve. Further, the Company’s lower market capitalization required management to assess and further revise the carrying value of the Company’s operating segments to coincide with the Company’s overall market capitalization. The decrease in the Company’s market capitalization is a of the result of the depressed stock price which the Company believes is primarily attributable to the decrease in overall operating results and upcoming maturities of the Variable Funding Notes and 1.50% Convertible Notes each in 2018, as well as the Company’s ongoing SEC investigation and shareholder litigation.

On an individual brand level, the impairment charges noted above arose out of lower forecasted revenue. The primary factors for the lower forecasts for each of the brands noted above are set forth below:

•

Mudd – The Mudd brand is exclusively sold at Kohl’s. The Company had forecasted growth of the brand through the introduction and monetization of new product categories at Kohl’s. However, given the decline in the retail industry, Kohl’s was unable to achieve revenue expectations above guaranteed minimums.

•

Ocean Pacific – Walmart maintains an exclusive license for the OP brand. In the fourth quarter of FY 2016, Walmart notified the Company that it would not renew the license agreement when it expires in June 2017.

•

Starter – Walmart maintains an exclusive license for the Starter brand. In the fourth quarter of FY 2016, Walmart notified the Company that it would not renew the license agreement when it expires in December 2017.

•	Ecko – Given the decline in the demand for streetwear and urban clothing, the Company’s licensees have been unable to increase sales of Ecko products.
•

Pony – The impairment was due to the Company’s renegotiation with its core licensee resulting in a higher royalty rate and elimination of guaranteed minimum royalties, as well as a delay in the relaunch of the brand.

•	Cannon – Store closings at the Company’s core licensee, Kmart/Sears, resulted in a decline in sales of the brand and thus the Company experienced lower than expected revenues and operating margins.

•	Royal Velvet – Store closings at the Company’s core licensee, JCPenney, resulted in a decline in sales of the brand and thus the Company experienced lower than expected revenues and operating margins.
•

The impairments in the International segment are primarily as a result of the change in operating segments in the fourth quarter of FY 2016. Prior to the fourth quarter of FY 2016, the fair value and carrying amounts for the brands in the International segment were aggregated with the fair value and carrying amounts of the brands in the domestic segments (i.e. Women’s, Men’s and Home) and were each accounted for as a single unit of accounting, thus the amount by which the fair value of the domestic trademarks exceeded the carrying amount offset, to varying degrees, the amount by which the carrying amount of the brands in the identified territories exceeded their respective fair value.

The Company will continue to monitor impairment indicators and financial results in future periods. If current or expected cash flows change or if the market value of the Company’s stock decreases, there may be additional impairment charges. Impairment charges could be based on factors such as the Company’s forecasted cash flows, assumptions used, or other variables.

Goodwill

Goodwill is tested for impairment at the reporting unit level (the Company has four operating segments: women’s, men’s, home, and international) on an annual basis (in the Company’s fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations. During the third quarter of FY 2017, the Company recognized a non-cash impairment charge of $103.9 million in the women’s, men’s and home segment.  No additional goodwill impairment was recognized during the fourth quarter of FY 2017.  During the fourth quarter of FY 2016, the Company recognized a non-cash impairment charge of $18.3 million for goodwill in the men’s segment.  As of December 31, 2015, the Company recognized a non-cash impairment charge of $35.1 million for goodwill which, when taking in to consideration the Company’s new operating segments identified during the fourth quarter of FY 2016, was in the men’s segment and international segment.  See Note 1 – Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further detail.

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

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required to be submitted in response to this Item 8 are set forth after Part IV, Item 15 of this report (for Selected Quarterly Financial Data, see Note 17 of Notes to Consolidated Financial Statements).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2017).  Based upon that evaluation, our principal executive officer and principal financial and accounting officer have concluded due to material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2017.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Refer to Management’s Annual Report on Internal Control over Financial Reporting for changes in internal controls over financial reporting for the year ended December 31, 2017.

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

Our management, under the supervision of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that all material weaknesses which existed at December 31, 2015 were remediated as of December 31, 2016.  Material weaknesses identified in 2017, related to the financial reporting for reconsideration events of joint venture accounting and monitoring controls related to the identification of the need for a valuation allowance against certain deferred tax assets associated with the Company’s intangible asset impairment charges, were remediated at December 31, 2017. However, due to errors identified during 2017 related to our statement of cash flows and our intangible asset impairment testing, we were not able to determine that 2016 material weaknesses in these areas have been remediated; and, in 2017, errors were identified in our calculation of long term incentive program(“LTIP”) compensation expense, and the financial reporting for the modification of our debt. We have implemented additional controls which will be tested in 2018.

As a result of these material weaknesses, management concluded that our internal controls over financial reporting were not effective as of December 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our independent registered public accounting firm, BDO USA LLP (“BDO”), have issued their report on our internal controls over financial reporting as of December 31, 2017, which appears in this item 9A.

Remediation Actions

Beginning in 2017, additional review procedures have been and will continue to be performed by the Senior Vice President-Finance and the Chief Financial Officer to mitigate the material weaknesses associated with certain management review controls related to our statement of cash flows, our intangible asset impairment testing, our calculation of the LTIP compensation expense and the financial reporting for debt noted above.  Also, management will consider implementing additional controls in these areas in 2018.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended December 31, 2017 that may have materially affected or which are reasonably likely to materially affect internal control.  Based on that evaluation, there have been no other changes in the Company’s internal control during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters relating to our statement of cash flows,  intangible asset impairment testing, calculation of LTIP compensation expense, and financial reporting for debt, discussed above.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited Iconix Brand Group, Inc. and Subsidiaries’ (the "Company's") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as “the financial statements”) and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and described in Management’s Assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements, and this report does not affect our report dated March 14, 2018 on those financial statements.

•	Inadequate management review controls resulting in errors in the statement of cash flows.
•	Inadequate management review controls resulting in errors in the calculation of impairment charges to intangibles and goodwill.
•	Inadequate management review controls resulting in errors in the calculation of stock compensation expense.
•	Inadequate management review controls resulting in errors in classifying the Company’s refinancing of its credit agreement as debt extinguishment instead of debt modification.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

New York, New York

March 14, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, executive officers and certain corporate governance matters is incorporated by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2018 (“2018 Definitive Proxy Statement”) to be filed with the SEC.

Code of Business Conduct

We have adopted a written code of business conduct that applies to our officers, directors and employees. Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation

The information required under this item is hereby incorporated by reference from the Form 10-K/A to be filed with the SEC within 120 days of December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is hereby incorporated by reference from the Form 10-K/A to be filed with the SEC within 120 days of December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is hereby incorporated by reference from the Form 10-K/A to be filed with the SEC within 120 days of December 31, 2017.

Item 14. Principal Accounting Fees and Services

The information required under this item is hereby incorporated by reference from the Form 10-K/A to be filed with the SEC within 120 days of December 31, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets—December 31, 2017 and December 31, 2016
•	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
•	Notes to Consolidated Financial Statements

2. The following financial statement schedules are included in this Annual Report:

•	Schedule II Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. See the Index to Exhibits for a list of exhibits filed as part of this Annual Report.

(b) See Item (a) 3 above.

(c) See Item (a) 2 above.

Item 16. Form 10-K Summary

Not applicable.

Index to Exhibits

Exhibit Numbers	Description

2.1

Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC  (1)  +

2.2	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC (2) +

2.3	Purchase Agreement dated as of April 26, 2010 by and among the Company, United Features Syndicate, Inc. and The E.W. Scripps Company (3) +

2.4	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC (4) +

2.5	Asset Purchase Agreement dated October 26, 2011 by and between the Company and Sharper Image Acquisition LLC (5) +

2.6

Asset Purchase Agreement dated October 24, 2012 by and among Iconix Brand Group, Inc., Umbro IP Holdings LLC, Iconix Luxembourg Holdings SÀRL, Umbro International Limited, Nike Global Services Pte. Ltd. and NIKE, Inc  (6)  +

2.7	Membership Interest Purchase Agreement by and among Iconix Brand Group, Inc., Icon NY Holdings LLC, IBG Borrower LLC, DHX Media Ltd. and DHX SSP Holdings LLC, dated May 9, 2017. (52)

2.8	Membership Interest Purchase Agreement by and among Iconix Brand Group, Inc., IBG Borrower LLC, DHX Media Ltd. and DHX SSP Holdings LLC, dated May 9, 2017.(52)

3.1	Certificate of Incorporation, as amended(9)

3.2	Restated and Amended By-Laws(10)

3.3	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company(40)*

4.1	Indenture, dated May 23, 2011, between the Company and The Bank of New York Mellon Trust, N.A.(11)

4.2	Global Note(11)

4.3	Base Indenture dated November 29, 2012(12)

4.4	Supplemental Indenture dated November 29, 2012(12)

4.5	Supplemental Indenture Series 2013-1 Supplement dated as of June 21, 2013(8)

4.6	Indenture 1.50% Convertible Senior Subordinated Notes Due 2018 dated as of March 18, 2013(39)

4.7	Global Note(39)

4.8	Rights Agreement dated as of January 27, 2016 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent(40)

4.9	First Amendment to the Series 2012-1 Supplemental Indenture dated August 18, 2017. (51)

4.10	Indenture, dated as of February 22, 2018, by and among the Company, the Guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee(59)

10.2	2000 Stock Option Plan of the Company(14)*

10.3	2001 Stock Option Plan of the Company(15)*

10.4	2002 Stock Option Plan of the Company(16)*

10.5	Non-Employee Director Stock Incentive Plan(17)*

10.6	401(K) Savings Plan of the Company(18)

10.7	The Company’s 2006 Equity Incentive Plan and forms of options granted thereunder(19)*

10.8	Form of Restricted Stock Agreement for officers under the Company’s 2006 Equity Incentive Plan(20)*

10.9	Form of Restricted Stock Agreement for Directors under the Company’s 2006 Equity Incentive Plan(20)*

Exhibit Numbers	Description

10.10	Form of Option Agreement under the Company’s 1997 Stock Option Plan(21)*

10.11	Form of Option Agreement under the Company’s 2000 Stock Option Plan(21)*

10.12	Form of Option Agreement under the Company’s 2001 Stock Option Plan(21)*

10.13	Form of Option Agreement under the Company’s 2002 Stock Option Plan(21)*

10.14	Common Stock Purchase Warrant issued to UCC Consulting Corporation(22)

10.15	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company (23)

10.16	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices(24)

10.17	Iconix Brand Group, Inc. Executive Incentive Bonus Plan(25)*

10.18	Form of restricted stock agreement under the 2009 Equity Incentive Plan(28)*

10.19	Form of stock option agreement under the 2009 Equity Incentive Plan(28)*

10.20	Employment Agreement dated February 26, 2009 between the Company and David Blumberg(29)*

10.21	Restricted Stock Agreement with David Blumberg dated September 22, 2009(29)*

10.22	Purchase Agreement, dated May 17, 2011, among Iconix Brand Group, Inc., Barclays Capital Inc. and Goldman, Sachs & Co. (11)

10.23	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.24	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company and Goldman, Sachs & Co. (11)

10.25	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.26	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Goldman, Sachs & Co. (11)

10.27	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.28	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Goldman, Sachs & Co. (11)

10.29	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (11)

10.30	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Goldman, Sachs & Co. (11)

10.31

Revolving Credit Agreement dated as of November 22, 2011 among the Company, as Borrower, and the several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Syndication Agents, Barclays Bank PLC, as Documentation Agent, and Barclays Bank PLC, as Administrative Agent  (33)

10.32	Guarantee and Collateral Agreement dated as of November 22, 2011 made by the Company and certain of its Subsidiaries in favor of Barclays Bank PLC, as Administrative Agent (33)

10.33	Employment Agreement dated March 5, 2012 between the Company and David Blumberg(34)*

10.34

Class A-1 Note Purchase Agreement dated November 29, 2012 by and among Registrant, Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, Barclays Bank PLC, as L/C Provider, Barclays Bank PLC as Swingline Lender and Barclays Bank PLC, as Administrative Agent  (12)

10.35	Management Agreement dated November 29, 2012 by and among the Co-Issuers, Registrant and Citibank, N.A., as trustee (12)

Exhibit Numbers	Description

10.36	Amendment to Employment Agreement entered into February 15, 2013 to be effective February 1, 2013 between the Company and David Blumberg (35) *

10.37	PSU Agreement dated February 15, 2013 between Iconix Brand Group, Inc. and David Blumberg(35)*

10.38	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Executive)(36)*

10.39	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-Executive)(36)*

10.40	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-employee Director)(36)*

10.41	Amended and Restated 2009 Equity Incentive Plan(37)*

10.42	Clawback policy form of Acknowledgement(36)*

10.43	Employment Agreement dated as of August 19, 2013 between the Company and Jason Schaefer(38)*

10.44	Purchase Agreement dated March 12, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc.(40)

10.45	Confirmation of OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (40)

10.46	Confirmation of Additional OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (40)

10.47	Confirmation of OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (40)

10.48	Confirmation of Additional OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (40)

10.50	Employment Agreement dated as of June 10, 2015 between the Company and David Jones(42)*

10.51	Employment Agreement dated as of September 8, 2015 between the Company and F. Peter Cuneo. (46)*

10.52	Employment Agreement dated as of February 18, 2016 between the Company and John Haugh(43)*

10.53	Employment Agreement dated as of February 24, 2016 between the Company and David Blumberg(43)*

10.54

Credit Agreement dated as of March 7, 2016 between IBG Borrower LLC, as the borrower (“IBG Borrower”), the Company and certain of IBG Borrower’s wholly-owned subsidiaries, as guarantors, Cortland Capital Market Services LLC, as administrative agent and collateral agent and the lenders party thereto from time to time, including CF ICX LLC and Fortress Credit Co LLC(44)

10.55

Facility Guaranty dated as of March 7, 2016 between the Company and certain wholly-owned subsidiaries of IBG Borrower LLC, as guarantors and Cortland Capital Market Services LLC, as administrative agent and collateral agent(44)

10.56

Security Agreement dated as of March 7, 2016 between the Company, IBG Borrower LLC and certain of its wholly-owned subsidiaries, as Grantors, and Cortland Capital Market Services LLC, as Collateral Agent(44)

10.57	2015 Executive Incentive Plan(45)*

10.58	Employment Agreement dated as of April 28, 2016 between the Company and Peter Cuneo(47)*

10.59	Form of Exchange Agreement(48)

10.60	Form of Exchange Agreement(48)

10.61	Agreement dated as of September 26, 2016 by and among Iconix Brand Group, Inc., Huber Capital Management, LLC and Joseph R. Huber(49)

10.62	2016 Omnibus Incentive Plan(50)*

10.63	Separation Agreement dated as of December 15, 2016 between the Company and David Blumberg(51)*

Exhibit Numbers	Description

10.64	Asset Purchase Agreement dated December 23, 2016 by and among Iconix Brand Group, Inc., 360 Holdings II-A LLC, Icon NY Holdings LLC, Iconix Latin America LLC and Sharper Image Holdings LLC(51)

10.65	Executive Severance Plan(51)*

10.66

Credit Agreement, dated as of August 2, 2017, among IBG Borrower LLC, as the borrower, Iconix Brand Group, Inc. and certain of IBG Borrower’s wholly-owned subsidiaries, as guarantors, Cortland Capital Market Services LLC, as administrative agent and collateral agent and the lenders party thereto from time to time, including Deutsche Bank AG, New York Branch. (53)

10.67

Facility Guaranty, dated as of August 2, 2017, among Iconix Brand Group, Inc. and certain wholly-owned subsidiaries of IBG Borrower LLC, as guarantors and Cortland Capital Market Services LLC, as administrative agent and collateral agent. (53)

10.68

Security Agreement, dated as of August 2, 2017, among Iconix Brand Group, Inc., IBG Borrower LLC and certain of its wholly-owned subsidiaries, as Grantors, and Cortland Capital Market Services LLC, as Collateral Agent. (53)

10.69

First Amendment to the Class A-1 Note Purchase Agreement dated August 18, 2017, by and among the Company, the Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, and Guggenheim Securities Credit Partners, LLC, as L/C Provider, as Swingline Lender and as Administrative Agent. (54)

10.70

Limited Waiver and Amendment No. 1 to Credit Agreement, entered into as of October 27, 2017, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company as Administrative Agent and Collateral Agent.(55)

10.71

Second Amendment, Consent and Limited Waiver to Credit Agreement, entered into as of November 24, 2017, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company, as Administrative Agent and Collateral Agent.(56)

10.72	Executive Employment Agreement by and between F. Peter Cuneo and the Company entered into as of December 18, 2017.(57)

10.73

Third Amendment, Consent and Limited Waiver to Credit Agreement and Other Loan Documents entered into as of February 12, 2018, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company, as Administrative Agent and Collateral Agent.(58)

10.74	Form of Exchange Agreement, by and between the Company and the Holder named therein.(59)

10.75

Fourth Amendment and Consent to Credit Agreement, entered into as of March 12, 2018, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company, as Administrative Agent and Collateral Agent. ++

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

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

32.2	Certification of Executive Chairman of the Board of Directors pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

Exhibit Numbers	Description

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

101.INS	XBRL Instance Document++

101.SCH	XBRL Schema Document++

101.CAL	XBRL Calculation Linkbase Document ++

101.DEF	XBRL Definition Linkbase Document++

101.LAB	XBRL Label Linkbase Document++

101.PRE	XBRL Presentation Linkbase Document++

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 26, 2011 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 30, 2012 and incorporated by reference herein.
(7)	[Intentionally omitted.]
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 21, 2013 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 6, 2012 and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 17, 2011 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 29, 2012 and incorporated by reference herein.
(13)	Intentionally omitted.
(14)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.
(16)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.
(17)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
(21)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.
(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.

(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.
(25)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.
(26)	[Intentionally omitted.]
(27)	[Intentionally omitted.]
(28)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
(29)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.
(30)	[Intentionally omitted.]
(31)	[Intentionally omitted.]
(32)	[Intentionally omitted.]
(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 22, 2011 and incorporated by reference herein.
(34)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 5, 2012 and incorporated by reference herein.
(35)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and incorporated by reference herein.
(36)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated by reference herein.
(37)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 and incorporated by reference herein.
(38)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.
(39)	[Intentionally omitted.]
(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 12, 2013 and incorporated by reference herein.
(41)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 27, 2016 and incorporated by reference herein,
(42)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated by reference herein.
(43)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 18, 2016 and incorporated by reference herein.
(44)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 7, 2016 and incorporated by reference herein.
(45)	Filed as Annex A to the Company’s Definitive Proxy Statement dated October 23, 2015 as filed on Schedule 14A and incorporated by reference herein.
(46)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.
(47)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated by reference herein.
(48)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 10, 2016 and incorporated by reference herein.
(49)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 28, 2016 and incorporated by reference herein.
(50)	Filed as Annex A to the Company’s Definitive Proxy Statement dated October 4, 2016 as filed on Schedule 14A and incorporated by reference herein.
(51)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated by reference herein.
(52)	Filed as an exhibit to the Company’s Current Report on Form 8-K/A for the event dated May 9, 2017 and incorporated by reference herein.
(53)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 2, 2017 and incorporated by reference herein.
(54)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 18, 2017 and incorporated by reference herein.
(55)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 27, 2017 and incorporated by reference herein.

(56)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 24, 2017 and incorporated by reference herein.
(57)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 13, 2017 and incorporated by reference herein.
(58)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 12, 2018 and incorporated by reference herein.
(59)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 22, 2018 and incorporated by reference herein.

*	Denotes management compensation plan or arrangement
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

ICONIX BRAND GROUP, INC.

Date: March 14, 2018	By:	/s/ John N. Haugh
John N. Haugh
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ F. John N. Haugh	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2018
John N. Haugh

/s/ F. Peter Cuneo	Executive Chairman of the Board of Directors	March 14, 2018
F. Peter Cuneo

/s/ David K. Jones	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2018
David K. Jones

/s/ Drew Cohen	Lead Director	March 14, 2018
Drew Cohen

/s/ Mark Friedman	Director	March 14, 2018
Mark Friedman

/s/ James A. Marcum	Director	March 14, 2018
James A. Marcum

/s/ Sue Gove	Director	March 14, 2018
Sue Gove

/s/ Sanjay Khosla	Director	March 14, 2018
Sanjay Khosla

/s/ Kenneth Slutsky	Director	March 14, 2018
Kenneth Slutsky

Annual Report on Form 10-K

Item 8, 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Year ended December 31, 2017

Iconix Brand Group, Inc. and Subsidiaries

Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Iconix Brand Group Inc. and subsidiaries are included in Item 15:

The following consolidated financial statement schedule of Iconix Brand Group, Inc. and subsidiaries is included in Item 15(d):

Schedule II Valuation and qualifying accounts	149

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Iconix Brand Group, Inc. and Subsidiaries  (the "Company") and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, Comprehensive Income (Loss), Stockholders’ Equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated March 14, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 1998.

New York, New York

March 14, 2018

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$65,927	$137,114
Restricted cash	48,766	177,269
Accounts receivable, net	66,625	64,376
Other assets – current	51,850	31,676
Current assets held for sale	—	302,342
Total Current Assets	233,168	712,777
Property and equipment:
Furniture, fixtures and equipment	21,661	20,508
Less: Accumulated depreciation	(15,567)	(13,827)
	6,094	6,681
Other Assets:
Other assets	6,268	10,719
Deferred income tax asset	4,492	884
Trademarks and other intangibles, net	465,722	1,003,895
Investments and joint ventures	90,887	99,309
Goodwill	63,882	171,250
	631,251	1,286,057
Total Assets	$870,513	$2,005,515
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$49,191	$60,401
Deferred revenue	5,525	8,399
Current portion of long-term debt	44,349	160,435
Other liabilities – current	13,581	1,311
Current liabilities held for sale	—	28,583
Total current liabilities	112,646	259,129
Deferred income tax liability	11,466	86,099
Other tax liabilities	531	5,243
Long-term debt, less current maturities	756,493	1,093,725
Other liabilities	10,066	9,946
Total Liabilities	$891,202	$1,454,142
Redeemable Non-Controlling Interests, net of installment payments due from non-controlling interest holders, redemption value of $30,287 and $60,665, respectively	30,287	56,729
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 90,159 and 89,717, respectively	90	89
Additional paid-in capital	1,044,518	1,033,729
Retained (losses) earnings	(223,718)	257,704
Accumulated other comprehensive loss	(51,280)	(70,428)
Less: Treasury stock – 32,820 and 32,680 shares at cost, respectively	(844,030)	(842,952)
Total Iconix Brand Group, Inc. Stockholders’ (Deficit) Equity	(74,420)	378,142
Non-controlling interests, net of installment payments due from non-controlling interest holders	23,444	116,502
Total Stockholders’ (Deficit) Equity	$(50,976)	$494,644
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$870,513	$2,005,515

See accompanying notes to consolidated financial statements

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except earnings per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Licensing revenue	$225,833	$255,143	$271,590
Selling, general and administrative expenses	114,606	128,759	134,006
Loss on termination of licenses	28,360	—	—
Depreciation and amortization	2,455	2,793	4,317
Equity loss (earnings) on joint ventures	3,259	(3,578)	(5,330)
Gain on deconsolidation of joint venture	(3,772)	—	—
Gains on sale of trademarks, net	(875)	(38,104)	—
Goodwill impairment	103,877	18,331	35,132
Trademark impairment	525,726	419,762	402,392
Investment impairment	16,848	—	—
Operating loss	(564,651)	(272,820)	(298,927)
Other expenses (income):
Interest expense	67,901	76,925	79,427
Interest income	(480)	(904)	(3,375)
Other income, net	(2,650)	(17,508)	(50,904)
Loss on extinguishment of debt, net	20,939	5,903	—
Foreign currency translation loss (gain)	3,071	(1,287)	(10,076)
Other expenses – net	88,781	63,129	15,072
Loss from continuing operations before income taxes	(653,432)	(335,949)	(313,999)
Benefit for income taxes	(95,977)	(78,125)	(103,901)
Net loss from continuing operations	(557,455)	(257,824)	(210,098)
Less: Net loss attributable to non-controlling interest from continuing operations	(22,177)	(3,326)	(8,439)
Net loss from continuing operations attributable to Iconix Brand Group, Inc.	(535,278)	(254,498)	(201,659)

(Loss) income from discontinued operations before income taxes	(26,232)	9,947	29,725
Gain on sale of Entertainment segment	104,099	—	—
Provision for income taxes	28,899	1,631	8,557
Net income from discontinued operations	48,968	8,316	21,168
Less: Net income attributable to non-controlling interest from discontinued operations	2,943	5,952	6,023
Net income from discontinued operations attributable to Iconix Brand Group, Inc.	46,025	2,364	15,145

Net loss attributable to Iconix Brand Group, Inc.	$(489,253)	$(252,134)	$(186,514)

(Loss) earnings per share - basic:
Continuing operations	$(9.47)	$(4.86)	$(4.18)
Discontinued operations	$0.81	$0.05	$0.31
(Loss) earnings per share - basic:	$(8.66)	$(4.82)	$(3.86)

(Loss) earnings per share - diluted:
Continuing operations	$(9.47)	$(4.86)	$(4.18)
Discontinued operations	$0.81	$0.05	$0.31
(Loss) earnings per share - diluted	$(8.66)	$(4.82)	$(3.86)

Weighted average number of common shares outstanding:
Basic	57,112	52,338	48,293
Diluted	57,112	52,338	48,293

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31
	2017	2016	2015
Net loss from continuing operations	$(557,455)	$(257,824)	$(210,098)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	19,632	(7,545)	(36,004)
Change in fair value of available for sale securities	(484)	(1,990)	(703)
Total other comprehensive income (loss)	19,148	(9,535)	(36,707)
Comprehensive loss	(538,307)	(267,359)	(246,805)
Less: comprehensive income from continuing operations attributable to non-controlling interest	(22,177)	(3,326)	(8,439)
Comprehensive loss from continuing operations attributable to Iconix Brand Group, Inc.	$(516,130)	$(264,033)	$(238,366)

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2015	79,263	$79	$940,922	$713,819	$(24,186)	$(812,429)	$133,232	$951,437
Issuance of common stock related to acquisition of interest in joint venture	465	—	15,703	—	—	—	—	15,703
Shares issued on vesting of restricted stock	806	1	—	—	—	—	—	1
Purchase of minority interest in consolidated joint venture	—	—	3,620	—	—	—	14,751	18,371
Shares issued on exercise of stock options and warrants	75	—	321	—	—	—	—	321
Tax benefit of stock option exercises	—	—	2,006	—	—	—	—	2,006
Compensation expense in connection with restricted stock and stock options	—	—	11,449	—	—	—	—	11,449
Shares repurchased on the open market	—	—	—	—	—	(12,391)	—	(12,391)
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(12,359)	—	(12,359)
Non-controlling interest of acquired companies	—	—	—	—	—	—	(9,168)	(9,168)
Payments from non-controlling interest holders	—	—	—	—	—	—	3,523	3,523
Change in redemption value of redeemable non-controlling interest holders	—	—	—	(5,015)	—	—	—	(5,015)
Change in fair value of available for sale securities	—	—	—	—	(703)	—	—	(703)
Net income (loss)	—	—	—	(186,514)	—	—	(2,416)	(188,930)
Foreign currency translation	—	—	—	—	(36,004)	—	—	(36,004)
Distributions to joint venture partners	—	—	—	(4,740)	—	—	(17,340)	(22,080)
Balance at January 1, 2016	80,609	80	974,021	517,550	(60,893)	(837,179)	122,582	$716,161
Shares issued on vesting of restricted stock	1,700	2	—	—	—	—	—	2
Tax benefit of stock option exercises and restricted stock vestings	—	—	445	—	—	—	—	445
Compensation expense in connection with restricted stock and stock options	—	—	6,805	—	—	—	—	6,805
Shares issued on repurchase of convertible notes	7,408	7	51,318	—	—	—	—	51,325
Repurchase of equity portion of convertible notes		—	(1,164)	—	—	—	—	(1,164)
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(620)	—	(620)
Sale of minority interest in Umbro China	—	—	718	—	—	—	1,782	2,500
Clawback of shares from settlement with former management	—	—		—	—	(5,153)	—	(5,153)
Purchase of minority interest in LC Partners US	—	—	1,114	—	—	—	—	1,114
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	505	505

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Tax effect of repurchase of convertible notes	—	—	413	—	—	—	—	413
Tax benefit related to amortization of convertible notes' discount	—	—	154	—	—	—	—	154
Change in redemption value of redeemable non-controlling interest holders	—	—	—	(97)	—	—	—	(97)
Change in fair value of available for sale securities	—	—	—	—	(1,990)	—	—	(1,990)
Net income (loss)	—	—	—	(252,134)	—	—	2,626	(249,508)
Foreign currency translation	—	—	(95)	—	(7,545)	—	—	(7,640)
Distributions to joint venture partners	—	—	—	(7,615)	—	—	(10,993)	(18,608)
Balance at January 1, 2017	89,717	89	1,033,729	257,704	(70,428)	(842,952)	116,502	$494,644
Shares issued on vesting of restricted stock	442	1	—	—	—	—	—	1
Compensation expense in connection with restricted stock and stock options	—	—	9,168	—	—	—	—	9,168
Shares repurchased on vesting of restricted stock	—	—	—	—	—	(1,078)	—	(1,078)
Additional paid in capital associated with purchase of additional interest in Iconix Canada joint venture	—	—	1,478	—	—	—	—	1,478
Write off of accretion expense due to deconsolidation of joint venture	—	—	—	4,527	—	—	—	4,527
Deferred intercompany charge	—	—	—	(191)	—	—	—	(191)
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	2,925	2,925
Elimination of non-controlling interest related to sale of the Entertainment segment	—	—	—	—	—	—	(36,907)	(36,907)
Elimination of non-controlling interest related to purchase of additional interest in Iconix Canada joint venture	—	—	—	—	—	—	(19,530)	(19,530)
Elimination of non-controlling interest related to the sale of NGX	—	—	—	—	—	—	(2,529)	(2,529)
Tax benefit related to amortization of convertible notes' discount	—	—	124	—	—	—	—	124
Change in redemption value of redeemable non-controlling interest holders	—	—	—	3,495	—	—	—	3,495
Change in fair value of available for sale securities	—	—	—	—	(484)	—	—	(484)
Net income (loss)	—	—	—	(489,253)	—	—	(19,234)	(508,487)
Foreign currency translation	—	—	19	—	19,632	—	—	19,651
Distributions to joint venture partners	—	—	—	—	—	—	(17,783)	(17,783)
Balance at December 31, 2017	90,159	$90	$1,044,518	$(223,718)	$(51,280)	$(844,030)	$23,444	$(50,976)

See accompanying notes to consolidated financial statements.

Brand Group, Inc. and Subsidiaries

Consolidated Iconix Statements of Cash Flows (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss from continuing operations	$(557,455)	$(257,824)	$(210,098)
Income from discontinued operations	$48,968	$8,316	$21,168
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,714	1,466	1,562
Amortization of trademarks and other intangibles	741	1,327	2,755
Amortization of deferred financing costs	9,771	6,162	4,826
Amortization of original issue discount on long-term debt	7,349	21,745	31,455
Stock-based compensation expense	8,744	6,565	10,835
Non-cash gain on re-measurement of equity investment	—	—	(49,990)
Provision for doubtful accounts	5,794	11,069	23,179
Losses (Earnings) on equity investments in joint ventures	3,259	(3,578)	(5,330)
Distributions from equity investments	3,575	4,500	5,954
Gain on deconsolidation of joint venture	(3,772)	—	—
Gain on sale of fixed assets	—	—	(225)
Goodwill impairment	103,877	18,331	35,132
Trademark impairment	525,726	419,762	402,392
Impairment of equity method investment	16,848	—	—
Gain on sale of trademarks	(875)	(38,104)	—
Loss on sale of NGX	79	—	—
Gain on sale of Complex Media	(2,728)	(10,164)	—
Net loss on extinguishment of debt	20,939	5,903	—
Gain on settlement with former management	—	(7,328)	—
Deferred income tax provision	(104,169)	(95,524)	(119,849)
Loss (Gain) on foreign currency translation	3,071	(1,287)	(10,076)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(6,481)	(7,062)	(1,047)
Other assets – current	(38,997)	31,475	26,664
Other assets	2,469	6,541	10,357
Deferred revenue	(3,272)	(4,215)	2,985
Accounts payable and accrued expenses	23,212	23,222	25,401
Other tax liabilities	(4,713)	—	—
Other liabilities	(1,852)	1,858	1,800
Net cash provided by continuing operating activities	12,854	134,840	188,682
Net cash provided by (used in) discontinued operating activities	(10,780)	(12,664)	1,559
Net cash provided by operating activities	2,074	122,176	190,241
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(870)	(1,518)	(702)
Acquisition of additional interest in Iconix MENA	(1,800)	—	—
Acquisition of interest in Galore Media	—	(500)	—
Acquisition of remaining interest in Iconix Canada	(11,177)	—	—
Acquisition of interest in Iconix China, net of cash acquired	—	—	(20,400)
Acquisition of interest in Pony	—	—	(37,000)
Acquisition of interest in Strawberry Shortcake	—	—	(95,000)
Acquisition of interest in LC Partners US	—	(1,250)	—
Issuance of note to American Greetings	—	—	(10,000)
Proceeds received from note due from American Greetings	1,250	5,000	3,750
Acquisition of trademarks from Iconix Southeast Asia	—	(5,600)	(3,500)
Purchase of securities	—	—	—
Proceeds received from note due from Buffalo International	—	6,962	7,727
Proceeds from sale of BBC Ice Cream	—	3,500	—
Proceeds from sale of Badgley Mischka	—	14,000	—

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Proceeds from sale of Sharper Image	—	98,250	—
Proceeds from sale of interest in certain Badgley Mischka related assets in respect of the Greater China territory	—	1,200	—
Proceeds from sale of interest in Badgley Mischka Canada	375
Proceeds from sale of interest in TangLi International Holdings, Ltd.	—	11,352	—
Proceeds from sale of interest in Mecox Lane Limited	—	363	—
Proceeds from sale of interest in Sharper Image Canada	500	—	—
Proceeds from sale of Galore Media	500	—	—
Proceeds from sale of NGX	2,561
Proceeds from sale of interest in Complex Media	2,728	35,284	—
Proceeds from sale of discontinued operation, net of cash sold	336,675	—	—
Proceeds from sale of minority interest in Umbro trademarks in the Greater China territory	—	2,500	—
Proceeds from sale of trademarks and related notes receivable	1,922	3,165	3,030
Proceeds from sale of fixed assets	—	—	225
Decrease in cash and cash equivalents from deconsolidation of joint venture	(1,853)	—	—
Additions to trademarks	(212)	(268)	(199)
Net cash provided by (used in) continuing investing activities	330,599	172,440	(152,069)
Net cash used in discontinued investing activities	(84)	(2,277)	(970)
Net cash provided by (used in) investing activities	330,515	170,163	(153,039)
Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	—	—	(12,391)
Proceeds from Variable Funding Notes	73,437	—	100,000
Proceeds from long-term debt	307,030	300,000	—
Proceeds from sale of trademarks and related notes receivables to consolidated joint ventures	6,942	11,430	21,162
Payment of long-term debt	(824,867)	(253,490)	(61,124)
Repurchase of convertible notes	(58,810)	(178,973)	—
Payment of make-whole premium on repayment of long-term debt	(13,933)	(4,294)	—
Prepaid financing costs	(7,145)	(35,754)	(496)
Acquisition of interest in Scion	—	—	(6,000)
Payment to Purim	—	(2,000)	(2,000)
Distributions to non-controlling interests	(5,191)	(14,016)	(17,498)
Excess tax benefit from share-based payment arrangements	—	—	(2,006)
Tax benefit related to amortization of convertible notes' discount	78	154	—
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(1,078)	(620)	(15,515)
Proceeds from exercise of stock options and warrants	—	—	321
Restricted cash	128,503	(127,725)	10,015
Net cash provided by (used in) continuing financing activities	(395,034)	(305,288)	14,468
Net cash used in discontinued financing activities	(23,873)	(4,592)	(4,582)
Net cash provided by (used in) financing activities	(418,907)	(309,880)	9,886
Effect of exchange rate changes on cash	2,834	(3,019)	(5,156)
Net increase (decrease) in cash and cash equivalents	(83,484)	(20,560)	41,932
Cash and cash equivalents from continuing operations, beginning of period	137,114	156,053	116,023
Cash and cash equivalents from discontinued operations, beginning of period	12,297	13,918	12,016
Cash and cash equivalents, beginning of period	149,411	169,971	128,039
Cash and cash equivalents, end of period	65,927	149,411	169,971
Less: Cash and cash equivalents from discontinued operations, end of period	—	12,297	13,918
Cash and cash equivalents of continuing operations, end of period	$65,927	$137,114	$156,053

	Year Ended	Year Ended	Year Ended
Supplemental disclosure of cash flow information:	December 31, 2017	December 31, 2016	December 31, 2015
Cash paid during the period:
Income taxes (net of refunds received)	$36,752	$7,534	$(11,724)
Interest	$60,472	$59,601	$48,102
Non-cash investing and financing activities:
Issuance of shares in connection with purchase of Iconix China	$—	$—	$15,703
Note payable in connection with purchase of Umbro China and Lee Cooper China trademarks	$—	$—	$8,400
Make-whole premium on repayment of long-term debt	$—	$6,751	$—

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information as of and for the Years Ended December 31, 2017 and 2016 and for the Year Ended December 31, 2015

(dollars are in thousands (unless otherwise noted), except per share data)

The Company

General

Iconix Brand Group is a brand management company and owner of a diversified portfolio of approximately 30 global consumer brands across the Company’s operating segments:  women’s, men’s, home and international. Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s consolidated statement of operations as a discontinued operation for FY 2017.  As of December 31, 2016, the Company’s Entertainment segment was classified as assets held for sale in the Company’s consolidated balance sheet pursuant to a definitive agreement dated May 9, 2017 to sell the businesses underlying the Entertainment segment of which the sale was completed on June 30, 2017 (see Note 2 of Notes to Consolidated Financial Statements).  The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

At December 31, 2017, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer ® , Rampage  ® , Mudd  ®  , London Fog  ®  , Mossimo  ®  , Ocean Pacific/OP  ®  , Danskin /Danskin Now ®  , Rocawear  ®  /Roc Nation  ®  , Cannon  ®  , Royal Velvet  ®  , Fieldcrest  ®  , Charisma  ®  , Starter  ®  , Waverly  ®  , Ecko Unltd  ®  /Mark Ecko Cut & Sew  ®  , Zoo York  ®  , Umbro ®, Lee Cooper  ®, and Artful Dodger  ®; and interests in Material Girl  ®  , Ed Hardy ®  , Truth or Dare  ®  , Modern Amusement  ®  , Buffalo  ®  , Hydraulic  ® , and PONY ®.

The Company looks to monetize the IP related to its brands throughout the world and in all relevant categories primarily by licensing directly with leading retailers, through consortia of wholesale licensees, through joint ventures in specific territories and through other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels from the mass tier (e.g. Wal-Mart) to better department stores (e.g. Macy’s). The licensees are generally responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with advertising and promotional campaigns designed to increase brand awareness. Additionally, the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital. The majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows.

A key initiative in the Company’s global brand expansion plans has been the formation of international joint ventures. The strategy in forming international joint ventures is to partner with best-in-class, local partners to bring the Company’s brands to market more quickly and efficiently, generating greater short- and long-term value from its IP, than the Company believes is possible if it were to build-out wholly-owned operations ourselves across a multitude of regional or local offices. Since September 2008, the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel, Iconix Middle East, Umbro China and Danskin China.  Note that the Company now maintains a 100% ownership interest in Iconix China, Iconix Latin America and Iconix Canada.  Refer to Note 4 for further details.

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

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and, in accordance with U.S. GAAP and accounting for variable interest entities (where the Company is the primary beneficiary) and majority owned subsidiaries, the Company consolidates eleven joint ventures (Hardy Way, Icon Modern Amusement, Alberta ULC, Iconix Europe, Hydraulic IP Holdings, US PONY Holdings, Diamond Icon, Iconix Israel, Iconix Middle East, Umbro China and Danskin China; see Note 4 for explanation). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Assessment of Going Concern

These consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business.  Due to certain developments, including the decision by Target Corporation not to renew the existing Mossimo license agreement following its expiration in October 2018 and by Walmart, Inc. not to renew the existing Danskin Now license agreement following its expiration in January 2019, and the Company’s revised forecasted future earnings, the Company forecasted that it would unlikely be in compliance with certain of its financial debt covenants in 2018 and that it may otherwise face possible liquidity challenges in 2018 as further described below.

As a result, the Company engaged in discussions with its lenders to provide relief under its financial debt covenants and on October 27, 2017 entered into an amendment (the “First Amendment”) of its senior secured term loan facility with Deutsche Bank (the “DB Credit Agreement”).  As a result of those negotiations, Deutsche Bank provided the Company with amended financial debt covenants and the Company agreed, among other things, to reduce the size of the credit facility by approximately $75 million to $225 million.

The proceeds of the original senior secured term loan facility were escrowed to be utilized to refinance the Company’s 1.50% Convertible Notes (the “1.50% Convertible Notes”) when they came due on March 15, 2018.   Prior to entering into the First Amendment, the Company had already used $59 million of the escrowed proceeds made available under the original senior secured term loan facility to repay a portion of the 1.50% Convertible Notes and accrued interest.  In connection with the First Amendment, the remaining escrowed funds from the original senior secured term loan facility were returned to Deutsche Bank and the bank agreed to provide the Company with a delayed draw term loan.  The delayed draw term loan consists of (1) a $25 million First Delayed Draw Term Loan which amount was funded in full in accordance with the terms of the DB Credit Agreement, as amended (the “First Delayed Draw Term Loan”) and (ii) a $140.7 million Second Delayed Draw Term Loan drawn on March 14, 2018 (the “Second Delayed Draw Term Loan” and together with the First Delayed Draw Term Loan, the “Delayed Draw Term Loan Facility”).

Pursuant to the amendment, in order to receive the net proceeds of the Second Delayed Draw Term Loan on March 14, 2018, the Company had to raise net cash proceeds of at least $100 million (and/or achieve a reduction in the outstanding principal amount of the 1.50% Convertible Notes) which provided sufficient funds with the amounts drawn under the Second Delayed Draw Term Loan for the Company to repay the 1.50% Convertible Notes outstanding on their maturity date.  If the Company could not have secured additional funds or otherwise satisfied the requirements for availability of the First Delayed Draw Term Loan, the Company would not have had sufficient liquidity to repay its 1.50% Convertible Notes which were due March 15, 2018, which default could have resulted in a cross-default and acceleration of the Company’s other outstanding indebtedness, which could have ultimately forced the Company into bankruptcy or liquidation. These factors raised substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements contained in this Annual Report on Form 10-K (this “Annual Report”) are issued.

Plans to Alleviate the Substantial Doubt of the Company’s Ability to Continue as a Going Concern

On February 22, 2018, the Company completed an exchange (the “Exchange”) pursuant to which the Company issued new 5.75% Convertible Notes in an aggregate principal amount of approximately $125 million in exchange for (i) approximately $125 million aggregate principal amount of the Company’s outstanding 1.50% Convertible Notes and (ii) cash payments representing accrued but unpaid interest on the 1.50% Convertible Notes that were exchanged. This transaction enabled the Company to raise net cash proceeds of at least $100 million outlined in the DB Credit Agreement.  On March 1, 2018, the Company received final approval from its lenders under the DB Credit Agreement with respect to the delivery of the Company’s projections and pro forma financial covenant compliance.  On March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018.

In addition, the Company has revised its financial plan for 2018, 2019 and 2020, which includes a substantial reduction in discretionary spending which is expected to increase the Company’s liquidity.  The Company does not expect payment defaults on any of its outstanding debt facilities in the next twelve months as the financial plan demonstrates sufficient cash to meet all operating and financing cash needs.  Additionally, the Company expects to be in compliance with all of its debt covenants for all outstanding debt facilities in the next twelve months.

Holders of the 5.75% Convertible Notes may convert their notes into shares of our common stock at any time.  In the event that the Company issues its shares of common stock up to the maximum amount permitted to be issued under its charter, noteholders will be limited in their ability to convert their 5.75% Convertible Notes until April 15, 2019.After April 15, 2019, any note conversions will be required to be satisfied by the Company in cash unless the Company obtains shareholder approval to increase the authorized number of shares of its common stock that it is permitted to issue under its charter prior to such date.  The Company has agreed with the holders of the 5.75% Convertible Notes to seek shareholder approval to increase the number of authorized shares of its common stock it is permitted to issue in an amount sufficient to satisfy conversions of 5.75% Convertible Notes in shares of the Company’s common stock. The Company has engaged a proxy solicitor and expects to call a special vote of shareholders to approve such an amendment in early May 2018.  In the event that the Company obtains shareholder approval, the Company will be able to settle conversions of the 5.75% Convertible Notes after April 15, 2019 in shares of common stock and would not be required to settle any such conversions in cash.

While conditions and events exist that may raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months, management believes, based on the analysis above, that (i) its plans alleviate this substantial doubt, and (ii)the Company will continue as a going concern for the next twelve months.

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

Since January 1, 2015, the Company has acquired the following brands:

Date Acquired	Brand
March 2015	Strawberry Shortcake

The Strawberry Shortcake brand was sold in June 2017 as part of the Company’s sale of the businesses underlying the Entertainment segment.  Refer to Note 2 for further details.

Since January 1, 2015 the Company has acquired ownership interest in various brands through its investments in joint ventures. The chart below illustrates the Company’s ownership interest in these joint ventures as of December 31, 2017:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix’s Investment
February 2015	PONY	US PONY Holdings	75%

Further, since January 1, 2015 the Company established the following joint ventures to develop and market the Company’s brands in specific markets:

Date Created	Investment / Joint Venture	Iconix’s Investment
July 2016	Umbro China	95%
October 2016	Danskin China	100%(1)

(1)

In October 2016, the Company formed the Danskin China Limited as a wholly-owned indirect subsidiary to hold the Danskin trademarks and related assets in respect of mainland China and Macau.  The Company entered into an agreement with Li-Ning (China) Sports Goods Co., Ltd. who will purchase up to a 50% interest (and no less than a 30% interest) in Danskin China Limited.  The purchase of the equity interest is expected to occur over a three-year period commencing on March 31, 2019.  Refer to Note 4 for further details.  As of December 31, 2017, the Company’s ownership interest in Danskin China Limited was 100%.

For further information on the Company’s accounting for joint ventures and investments, see Note 4.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of actual cash as well as cash equivalents, defined as short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase.  In addition, as of December 31, 2017, approximately $12.7 million, or 10%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations.

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

One customer accounted for 16% of the Company’s total revenue for FY 2017, 19% of the Company’s total revenue for FY 2016, and 19% of the Company’s total revenue for FY 2015.

Accounts Receivable

Accounts receivable are reported at amounts the Company expects to be collected, net of provision for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s payment history and account aging. As of December 31, 2017 and 2016, the Company’s provision for doubtful accounts was $7.9 million and $16.4 million, respectively.

Two customers accounted for approximately 12% and 14% of the Company’s accounts receivable, (which includes both short-term and long-term accounts receivables included in prepaid and other current assets and other assets on the Company’s consolidated balance sheets) as of December 31, 2017 as compared to one customer who accounted for approximately 16% of the Company’s accounts receivable, (which includes short-term and long-term accounts receivables included in prepaid and other current assets and other assets on the Company’s consolidated balance sheets) as of December 31, 2016.

Derivatives

The Company’s objective for holding any derivative financial instruments is to manage interest rate risks, and in the case of our convertible notes, dilution risk. The Company does not use financial instruments for trading or other speculative purposes. From time to time the Company uses derivative financial instruments to hedge the variability of anticipated cash flows of a forecasted transaction (a “cash flow hedge”). The Company’s strategy related to these derivative financial instruments has been to use foreign currency forward contracts to hedge a portion of anticipated future short-term license revenues to offset the effects of changes in foreign currency exchange rates (primarily between the U.S. dollar and the Japanese Yen).  The Company had no such derivative instruments in FY 2017 or FY 2016.  The Company also used hedges to offset a portion of the effect of potential dilution on our convertible notes.  See Note 7 for discussion on hedges related to the 1.50% Convertible Notes.

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

Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; and (iv) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. During FY 2017, FY 2016 and FY 2015, there were no impairments of long-lived assets other than the non-cash impairment charges for goodwill and trademarks.  See Note 3 for further details.

Goodwill and Trademarks

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. On an annual basis and as needed, the Company tests goodwill and indefinite life trademarks for impairment through the use of discounted cash flow models. Other intangibles with determinable lives, including certain trademarks, license agreements and non-compete agreements, are evaluated for the possibility of impairment when certain indicators are present, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 1 to 15 years).  Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; and (iv) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.  In the third quarter of 2017, the fourth quarter of FY 2016 and the fourth quarter of FY 2015, the Company recognized non-cash impairment charge for goodwill of $103.9 million, $18.3 million and $35.1 million, respectively.  In the fourth quarter of FY 2017, the third quarter of FY 2017, the fourth quarter of FY 2016 and the fourth quarter of FY 2015, the Company recognized non-cash impairment charge for trademarks of $4.1 million, $521.7 million, $419.8 million and $402.4 million, respectively.  Refer to Note 3 for further details.
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

We may be required to calculate basic earnings (loss) per share using the two-class method as a result of the Company’s redeemable non-controlling interests.  To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable non-controlling interest, net (loss) income attributable to Iconix Brand Group, Inc. (used to calculate earnings (loss) per share) could be negatively impacted by that increase, subject to certain limitations.  The partial or full recovery of any reductions to net (loss) attributable to Iconix Brand Group, Inc. (used to calculate earnings (loss) per share) is limited to any cumulative prior-period reductions.  For FY 2017, earnings (loss) per share was impacted by approximately $0.10 per share (or $5.6 million) for adjustments related to the Company’s redeemable non-controlling interests.  Refer to Note 9 for further details.  For FY 2016 and FY 2015, there was no impact to earnings (loss) per share for adjustments related to the Company’s redeemable non-controlling interests.

Advertising Campaign Costs

All costs associated with production for the Company’s national advertising campaigns are expensed during the periods when the activities take place. All other advertising costs such as print and online media are expensed when the advertisement occurs. Advertising expenses for FY 2017, FY 2016 and FY 2015 amounted to $30.5 million, $28.2 million, and $28.0 million, respectively.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which such company expects to be entitled in exchange for those goods or services. In August 2015, this guidance was updated, which defers the effective date by one year and permits early adoption for annual and interim periods beginning on or after December 15, 2016.  This guidance is effective for interim and annual periods beginning on or after December 15, 2017.  The Company will adopt the new accounting standard on January 1, 2018 using a modified retrospective approach. The Company is in the process of finalizing its assessment of the impact of the new guidance on the Company’s consolidated financial statements. The approach the Company took during the assessment process was identifying and performing detailed walkthroughs of key revenue streams, including high level contract review, then performing detailed contract reviews for all revenue streams in order to evaluate revenue recognition requirements and prepare an implementation work plan. The Company’s analysis is still ongoing, and we expect to conclude and implement this in the quarter ending March 31, 2018.  As the Company completes its overall assessment, the Company will identify and implement changes to its accounting policies and internal controls to support the new revenue recognition and disclosure requirements.  The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which introduces targeted amendments intended to simplify the accounting for stock compensation.  The ASU was issued as part of the FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions.  The ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classifications for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classifications.  Effective January 1, 2017, the Company adopted the new standard resulting in the Company prospectively recording income tax benefits and deficiencies with respect to stock-based compensation as income tax expense or benefit in the income statement for periods beginning after January 1, 2017. During FY 2017, a $0.5 million expense is recorded in our income tax expense line in our consolidated statement of operations.  The Company adopted the excess tax benefit related to share-based payment arrangements retrospectively.  The Company has made an accounting policy election to account for forfeitures when they occur.

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

2. Discontinued Operations

During the FY 2017, the Company’s Board of Directors approved a plan to sell the businesses underlying its Entertainment segment.  On May 9, 2017, the Company signed definitive agreements to sell its Entertainment segment for $349.1 million in cash, which includes a customary working capital adjustment.  The sale was completed on June 30, 2017.  As a result of the sale, the Company has classified the results of its Entertainment segment as discontinued operations in its consolidated statement of operations for all periods presented.  Additionally, the assets and liabilities associated with the discontinued operations were classified as held for sale in our consolidated balance sheet as of December 31, 2016.  The Company has recorded a pre-tax gain of $104.1 million (net of transaction costs of $7.8 million) on the sale of the Entertainment segment which is recorded within discontinued operations in its consolidated statement of operations for FY 2017.

The financial results of the Entertainment segment for FY 2017 are presented as income from discontinued operations, net of income taxes, in our consolidated statement of operations.  The following table presents financial results of the Entertainment segment for FY 2017, FY 2016 and FY 2015:

	Year Ended December 31,
	2017	2016	2015
Licensing revenue	$53,129	$113,318	$107,607
Selling, general and administrative expenses	34,542	77,832	70,940
Depreciation and amortization	303	668	403
Trademark impairment	—	5,128	—
Operating income	18,284	29,690	36,264
Other expenses (income):
Interest expense	12,973	20,617	6,806
Interest income	(180)	(676)	(855)
Loss on extinguishment of debt	31,554	—	—
Foreign currency translation loss (gain)	169	(198)	588
Other expenses – net	44,516	19,743	6,539
(Loss) Income from operations of discontinued operations before income taxes	(26,232)	9,947	29,725
Gain (loss) on sale of Entertainment segment	104,099	—	—
Provision for income taxes	28,899	1,631	8,557
Net income from discontinued operations	48,968	8,316	21,168
Less: Net income attributable to non-controlling interest from discontinued operations	2,943	5,952	6,023
Income from discontinued operations, net of income taxes	$46,025	$2,364	$15,145

The cash proceeds from the sale of the Company’s Entertainment segment were utilized by the Company to make mandatory principal prepayments on both its Senior Secured Notes and Senior Secured Term Loan (as well as a corresponding prepayment premium).  As a result, and in accordance with ASC 205-20-45-6, for FY 2017, FY 2016 and FY 2015, the Company has allocated additional interest expense of $12.9 million (which includes $1.7 million of amortization of the original issue discount on the Senior Secured Term Loan), $20.4 million (which includes $2.2 million of amortization of the original issue discount on the Senior Secured Term Loan) and $6.5 million, respectively, from continuing operations to discontinued operations.  In FY 2017, the Company has allocated the prepayment premium of $15.2 million related to the Senior Secured Term Loan, the prepayment penalty of $0.3 million related to the Senior Secured Notes as well as the write-off of the pro-rata portion of deferred financing costs and original issue discount of $9.4 million and $6.7 million (comprised of $4.7 million associated with the Senior Secured Term Loan and $2.0 million associated with the Senior Secured Notes), respectively, from continuing operations to discontinued operations on the Company’s consolidated statement of operations.  Refer to Note 7 for further details.

The following table presents the aggregate carrying amounts of the classes of held for sale assets and liabilities as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Carrying amounts of assets included as part of discontinued operations
Cash and cash equivalents	$—	$12,297
Accounts receivable, net	—	20,811
Other assets – current	—	598
Property and equipment	—	2,664
Other assets	—	8,505
Trademarks and other intangibles, net	—	204,348
Investments and joint ventures	—	90
Goodwill	—	53,029
Total assets classified as held for sale in the condensed consolidated balance sheet	$—	$302,342
Carrying amounts of liabilities included as part of discontinued operations
Accounts payable and accrued expenses	$—	$11,760
Deferred revenue	—	11,767
Other liabilities	—	5,056
Total Liabilities classified as held for sale in the condensed consolidated balance sheet	$—	$28,583

The following table presents cash flow of the Entertainment segment during FY 2017, FY 2016 and FY 2015:

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by discontinued operating activities	$(10,780)	$(12,664)	$1,559
Net cash used in discontinued investing activities	$(84)	$(2,277)	$(970)
Net cash used in discontinued financing activities	$(23,873)	$(4,592)	$(4,582)

3. Goodwill and Trademarks and Other Intangibles, net

Goodwill

Goodwill by reportable operating segment and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

	Women's	Men's	Home	International	Consolidated
Net goodwill at December 31, 2015	$111,749	$19,855	$42,899	$29,563	$204,066
Dispositions	—	—	(14,485)	—	(14,485)
Impairment	—	(18,331)	—	—	(18,331)
Net goodwill at December 31, 2016	$111,749	$1,524	$28,414	$29,563	$171,250
Deconsolidation of joint venture	—	—	—	(3,491)	(3,491)
Impairment	(73,939)	(1,524)	(28,414)	—	(103,877)
Net goodwill at December 31, 2017	$37,810	$—	$—	$26,072	$63,882

In June 2017, the Company sold the businesses underlying its Entertainment segment.  As a result, goodwill decreased by $53.0 million which was recorded within current assets held for sale as of December 31, 2016.  Refer to Note 2 for further details.

In June 2017, the Company received its final purchase price installment payment from its joint venture partner in respect of such partner’s  interest in the Iconix SE Asia, Ltd. joint venture.  In accordance with ASC 810, the Company deconsolidated the joint venture from its consolidated balance sheet as of June 30, 2017.  As a result, goodwill decreased by $3.5 million.  Refer to Note 4 for further details.

In December 2016, the Company completed the sale of the Sharper Image brand and related assets.  As a result of this transaction, the Company allocated $14.5 million of goodwill in the home segment to the sale.

See Note 4 for details of these transactions.

The Company identifies its operating segments according to how business activities are managed and evaluated. Beginning in October 2016, based on a review of the Company’s business activities and how they are managed and evaluated, the Company determined that it would reflect four distinct reportable operating segments: men’s, women’s, home, and international.  Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s consolidated statement of operations as a discontinued operation for FY 2017.  As of December 31, 2016, the Company’s Entertainment segment was classified as assets held for sale in the Company’s consolidated balance sheet pursuant to a definitive agreement dated May 9, 2017 to sell the businesses underlying the Entertainment segment of which the sale was completed on June 30, 2017 (see Note 2 of Notes to Consolidated Financial Statements).  These operating segments represent individual reporting units for purposes of evaluating goodwill for impairment. The fair value of the reporting unit is determined using discounted cash flow analysis and estimates of sales proceeds with consideration of market participant data. As a corroborative source of information, the Company evaluates the estimated aggregate fair values of its reporting units to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis) to verify the reasonableness of the fair value of its reporting units. The control premium is estimated based upon control premiums observed in comparable market transactions. As none of the Company’s reporting units are publicly-traded, individual reporting unit fair value determinations do not directly correlate to the Company’s stock price. The Company monitors changes in the share price to ensure that the market capitalization continues to exceed or is not significantly below the carrying value of our total net assets. In the event that our market capitalization is below the book value of the Company’s aggregate fair value of its reporting units, we consider the length and severity of the decline and the reason for the decline when evaluating whether potential goodwill impairment exists. Additionally, if a reporting unit does not appear to be achieving the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on revised projections, as deemed appropriate.  The annual evaluation of goodwill is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter.  Utilizing the Income Approach, the Company performed a two-step goodwill impairment test and an intangible asset impairment test using a discounted cash flow analysis to evaluate whether the carrying value of each of its segments exceeded its fair value.

As of September 30, 2017, based upon the results of step 1 of the goodwill impairment test in accordance with ASC 350, the Company noted that the carrying value of the women’s men’s, home and international segments exceeded their fair values after first reflecting the impairment of trademarks.  In accordance with step 2 of the goodwill impairment test, the Company recorded a non-cash impairment charge of $103.9 million in FY 2017 which is comprised of $73.9 million, $1.5 million and $28.4 million in the women’s, men’s and home segment, respectively, primarily due to the decline in net sales associated with the recent developments in which various DTR license agreements would not be renewed subsequent to their expiration dates.

During the fourth quarter of FY 2017, the Company evaluated its goodwill for potential impairment incremental to the amount recorded as of September 30, 2017.  Based on the Company’s goodwill impairment analysis in accordance with ASC 350, no additional impairment was recognized as of December 31, 2017.

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

For FY 2015, based upon the results of step 1, and after taking into consideration the Company’s new operating segments identified during the fourth quarter of FY 2016, the Company allocated the goodwill impairment recorded to the men’s and international segment.  In accordance with step 2 of the goodwill impairment test and based on the Company’s evaluation of the results of the goodwill impairment test, the Company recorded a non-cash impairment charge of $35.1 million in the fourth quarter of FY 2015 in its men’s and international segment primarily due to the decline in net sales and to a lesser extent changes to certain inputs and assumptions in the valuation model.  The fair value of the goodwill in the other segments of the Company exceeded the book value of the goodwill and accordingly, no goodwill impairment was recognized for these segments during the fourth quarter of fiscal 2015.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		December 31, 2017		December 31, 2016
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks and copyrights	Indefinite	$465,391	$—	$1,002,850	$—
Definite-lived trademarks	10-15	8,958	8,917	8,958	8,870
Non-compete agreements	2-15	940	940	940	920
Licensing contracts	1-9	3,412	3,122	4,019	3,082
		$478,701	$12,979	$1,016,767	$12,872
Trademarks and other intangibles, net			$465,722		$1,003,895

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Ed Hardy, Umbro, Modern Amusement, Buffalo, Lee Cooper, Hydraulic, and Pony have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s consolidated statements of operations. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual brand and territorial basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter, or as deemed necessary due to the identification of a triggering event.

As it relates to the Company’s impairment testing of goodwill and intangible assets, assumptions and inputs used in our fair value estimates include the following: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; and (iv) projected long-term growth rates.  Additionally, for those instances where core licenses have not been or will not be renewed and replacement licenses have not yet been identified, the Company’s estimate of fair value may incorporate a probability weighted average of projected cash flows based on several scenarios (e.g. DTR license, wholesale license, or direct-to-consumer model).  Key inputs to these scenarios, which were selected based on the perspective of a market participant and include estimated future retail and wholesale sales and related royalties, are assessed a probability of occurrence to compensate for the uncertainty of success and timing of completion.  The Company will continue to reassess these probabilities and inputs, as well as economic conditions and expectations of management, and may record additional impairment charges as these estimates are updated, all of which are subject to change in the future based on period-specific facts and circumstances.

As of December 31, 2017, given the recent decision of JCPenney not to renew the existing Royal Velvet license agreement following its expiration in January 2019, the Company revised its forecasted future earnings for the Royal Velvet brand and accordingly, conducted an indefinite-lived intangible asset impairment test in accordance with ASC 350.  Consequently, the Company recorded a non-cash asset impairment charge of $4.1 million in the fourth quarter of December 31, 2017 in the home segment to reduce the Royal Velvet trademark to fair value.

As of September 30, 2017, as a result of a combination of factors, including the recent decisions by Target not to renew the existing Mossimo license agreement following its expiration in October 2018 and by Walmart, Inc. not to renew the existing Danskin Now license agreement following its expiration in January 2019 and the Company’s revised forecasted future earnings, the Company conducted an interim indefinite-lived intangible asset impairment test in accordance with ASC 350.  As discussed above, as a result of the recent decline in the Company’s stock price and related market capitalization, the Company determined that there existed a further indication of potential impairment across all of the Company’s intangible assets.  Consequently, the Company accelerated the timing of annual impairment testing of goodwill and intangible assets that is customarily performed in connection with the preparation of its year-end financial statements and completed such testing in connection with the preparation of its financial statements for the quarter ended September 30, 2017.  Accordingly, for FY 2017, the Company recorded a total non-cash asset impairment charge of $521.8 million which is comprised of $135.9 million in the men’s segment, $227.6 million in the women’s segment $69.5 million in the home segment, and $88.8 million in the international segment to reduce various trademarks in those segments to fair value.

The Company recorded impairment charges for indefinite-lived intangible assets consisting of trademarks in the fourth quarter of fiscal 2016. In connection with the preparation of the Company's financial statements for the fourth quarter of fiscal 2016, the Company concluded that the primary drivers of the impairment charges were a revision to the Company’s operating segments (i.e., disaggregation of our brands in to the International segment as the individual brands are no longer aggregated in to a single unit of account for impairment testing purposes) and weakness in each of our men’s and home segments.

The Company measured its indefinite-lived intangible assets for impairment in accordance with ASC-820-10-55-3F which states, “The income approach converts future amounts (for example cash flows) in income and expenses in a single current (that is, discounted) amount.  When the income approach is used, fair value measurement reflects current market expectations about those future amounts.  The Income Approach is based on the present value of future earnings expected to be generated by a business or asset.  Income projections for a future period are discounted at a rate commensurate with the degree of risk associated with future proceeds.  A residual or terminal value is also added to the present value of the income to quantify the value of the business beyond the projection period.”

In the fourth quarter of FY 2016, the Company recorded a total non-cash asset impairment charge of $424.9 million which is comprised of $144.6 million in the men’s segment, $31.5 million in the women’s segment, $50.0 million in the home segment, $5.1 million in the entertainment segment (which was allocated to discontinued operations in the Company’s consolidated statement of operations) and $193.7 million in the international segment to reduce various trademarks in those segments to fair value.

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

In the fourth quarter of FY 2015, and after taking in to consideration the new operating segments identified in the fourth quarter of FY 2016, the Company recorded a total non-cash asset impairment charge of $402.4 million which was allocated as follows: $327.8 million in the men’s segment, $37.8 million in the home segment, $34.6 million in the international segment, and $2.2 million in the women’s segment which reduced various trademarks in those segments to fair value.

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

In March 2015, the Company acquired the 50% interest in Iconix China held by its joint venture partner, thereby increasing its ownership interest in Iconix China to 100%. As a result of this transaction, Iconix China is now consolidated with the Company, which increased the Company’s indefinite-lived trademarks by $40.5 million. See Note 4 for further details on this transaction.

In March 2015, the Company acquired the Strawberry Shortcake brand. As a result of this transaction the Company’s indefinite-lived trademarks and licensing contracts increased by an aggregate $56.2 million. See Note 4 for further details on this transaction.

In February 2015, the Company acquired through its wholly-owned subsidiary, US Pony Holdings, LLC, the rights to the Pony brand in respect of the United States, Canada and Mexico. Immediately following such acquisition, a third party contributed specified assets to US Pony Holdings, LLC in exchange for a 25% non-controlling interest in the entity. As a result of these transactions, US Pony Holdings, LLC is consolidated with the Company, which increased the Company’s indefinite-lived trademarks and licensing contracts by $32.6 million. See Note 4 for further details on this transaction.

Amortization expense for intangible assets for FY 2017, FY 2016 and FY 2015 was $0.7 million, $1.3 million, and $2.8 million, respectively. The Company projects amortization expenses to be $0.3 million, $0.1 million, $0.0 million, $0.0 million and $0.0 million for FY 2018, FY 2019, FY 2020, FY 2021 and FY 2022, respectively.

4. Consolidated Entities, Joint Ventures and Investments

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

Strawberry Shortcake

In March 2015, the Company completed its acquisition from American Greetings Corporation and its wholly-owned subsidiary, Those Characters From Cleveland, Inc. (collectively, “AG”), of all of AG’s intellectual property rights and licenses and certain other assets relating to the Strawberry Shortcake brand pursuant to an asset purchase agreement entered into in February 2015.

In accordance with the terms of the asset purchase agreement, the Company paid AG $105.0 million in cash at closing of which $95.0 million was treated as consideration for the acquisition and the remaining $10.0 million was the issuance of a note due from AG.

The note receivable represented amounts due from AG in respect of non-compete payments pursuant to a license agreement entered into with AG simultaneously with the closing of the transaction. The note was in the principal amount of $10.0 million and was paid in equal quarterly installments over a two year period.  The note receivable was fully paid off in FY 2017.

For FY 2015, post-acquisition, the Company recognized approximately $7.9 million in revenue from such assets. The $35.4 million of goodwill resulting from the 2015 acquisition is deductible for income tax purposes.

In FY 2017, the Company sold the businesses underlying its Entertainment segment which was inclusive of the Strawberry Shortcake brand.  Refer to Note 2 for further details.

PONY

In February 2015, the Company, through its then newly-formed subsidiary, US Pony Holdings, LLC, (“Pony Holdings”) acquired the North American rights to the PONY brand. These rights include the rights in the US obtained from Pony, Inc. and Pony International, LLC, and the rights in Mexico and Canada obtained from Super Jumbo Holdings Limited. The purchase price paid by the Company was $37.0 million. Pony Holdings is owned 75% by the Company and 25% by its partner Anthony L&S Athletics, LLC (“ALS”). ALS contributed to Pony Holdings its perpetual license agreement in respect of the U.S. and Canadian territories for a 25% interest in Pony Holdings.

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

Iconix Middle East Joint Venture

In December 2014, the Company formed Iconix MENA (“Iconix Middle East”) a wholly owned subsidiary of the Company and contributed to it substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “Middle East Territory”). Shortly thereafter, Global Brands Group Asia Limited (“GBG”), purchased a 50% interest in Iconix Middle East for approximately $18.8 million. GBG paid $6.3 million in cash upon the closing of the transaction and committed to pay an additional $12.5 million over the 24-month period following closing. This obligation was fully paid in FY 2017.  As of December 31, 2017, the redeemable non-controlling interest of Iconix MENA was $16.4 million which was recorded on the Company’s consolidated balance sheet as mezzanine equity.

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

Iconix Israel Joint Venture

In November 2013, the Company formed Iconix Israel. LLC (“Iconix Israel”), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) through an agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million in cash upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. This obligation was fully paid in FY 2017.

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

Iconix Canada Joint Venture

In June 2013, the Company formed Iconix Canada L.P. (“Ico Canada”) and Ico Brands L.P. (“Ico Brands” and, together with Ico Canada, collectively, “Iconix Canada”), as wholly-owned indirect subsidiaries of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Canada (the “Canada Territory”) through agreements with the Iconix Canada partnerships. Shortly thereafter through their acquisitions of limited partnership and general partnership interests, Buffalo International ULC and BIU Sub Inc. purchased 50% interests in the Iconix Canada partnerships for $17.8 million in the aggregate, of which approximately $8.9 million in the aggregate, was paid in cash upon closing of these transactions in June 2013, and the remaining $8.9 million of which were notes payable to the Company to be paid, as amended, over the five year period following the date of closing, with final payment in June 2018.

Pursuant to agreements entered into in connection with the formation of Ico Canada and Ico Brands, the Company held specified call options relating to Buffalo International’s and BIU Sub’s ownership interests in the joint ventures.

Ico Canada Call Option: At any time between the second and third anniversary of June 28, 2013 the Company had the right to call a number of units held by Buffalo International equal to 5% of all units issued and outstanding for an amount in cash equal to the greater of (i) $1.5 million and (ii) 5% of the amount obtained by applying a multiple of 5.5 to the highest of (a) the minimum royalties in respect of the Ico Canada marks for the previous 12 months, (b) the actual royalties in respect of the Ico Canada marks for the previous 12 months, (c) the projected minimum royalties in respect of the Ico Canada marks for the subsequent fiscal period and (d) the average projected minimum royalties in respect of the Ico Canada marks for the subsequent three fiscal periods.

Ico Brands Call Option: At any time between the second and third anniversary of June 28, 2013, the Company had the right to call a number of units held by BIU Sub equal to 5% of all units issued and outstanding for an amount in cash equal to the greater of (i) $0.6 million and (ii) 5% of the amount obtained by applying a multiple of 5.5 to the highest of (a) the minimum royalties in respect of the Ico Brands marks for the previous 12 months, (b) the actual royalties in respect of the Ico Brands marks for the previous 12 months, (c) the projected minimum royalties in respect of the Ico Brands marks for the subsequent fiscal period and (d) the average projected minimum royalties in respect of the Ico Brands marks the subsequent three fiscal periods.

If the total payments to Ico Canada in respect of the Umbro marks for the four-year period following June 28, 2013 were less than $2.7 million, the Company had an obligation to pay Buffalo International an amount equal to the shortfall.

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

In July 2017, the Company purchased the 50% ownership interest in Iconix Canada owned by its joint venture partner for $19.0 million plus 50% of the net asset value of Iconix Canada (which was approximately $2.2 million), in cash, of which $9.0 million was paid at closing and the remaining $10.0 million will be paid over a two-year period through the Company’s distributions from its 51% interest in the Buffalo brand joint venture.  The Company also paid 50% of the estimated net asset value of Iconix Canada at closing, subject to a post-closing reconciliation based on 50% of the actual net asset value of Iconix Canada.  Additionally, as a part of this transaction, the remaining outstanding purchase price installment payment of $2.9 million due from the Company’s joint venture partner, in respect of such partner’s interest in the joint venture at inception was paid to the Company.

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

In January 2014, the Company consented to the purchase of BIV’s 50% ownership interest in Iconix Europe by GBG. In exchange for this consent, the Company recorded a $1.5 million receivable due from GBG. As a result of this transaction, the Company recorded revenue of $1.5 million, which is included in licensing revenue in the Company’s consolidated statement of operations for FY 2014. In addition, the Company acquired an additional 1% equity interest in Iconix Europe from GBG, and amended the operating agreement (herein referred to as the “IE Operating Agreement”) thereby increasing its ownership in Iconix Europe to a controlling 51% interest and reducing its preferred profit distribution from Iconix Europe to $3.0 million after which all profits and losses are recognized 51/49 in accordance with each principal’s membership interest percentage.  In October 2017, the Company received the remaining $0.9 million of the total $1.5 million receivable due from GBG.

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

As a result of the January 2014 transaction, the Company records this redeemable non-controlling interest as mezzanine equity on the Company’s consolidated balance sheet. The Company is accreting the difference between the redemption value of the put option and the non-controlling interest at inception over the five-year term of the first put option to retained earnings on the Company’s balance sheet.  As of December 31, 2017, the redeemable non-controlling interest for Iconix Europe was $13.9 million which was recorded on the Company’s consolidated balance sheet as mezzanine equity.

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

In July 2017, the Company sold its 51% ownership interest in NGX, LLC for a purchase price of $2.4 million in cash.  As a result of this transaction, the Company recognized a loss of less than $0.1 million which has been recorded within Other Income on the Company’s consolidated statement of operations in FY 2017.

Buffalo Brand Joint Venture

In February 2013, Iconix CA Holdings, LLC (“ICA Holdings”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, formed a joint venture with Buffalo International ULC (“BII”). The name of the joint venture is 1724982 Alberta ULC (“Alberta ULC”), an Alberta, Canada unlimited liability company. The Company, through ICA Holdings, paid $76.5 million, which was funded entirely from cash on hand, in exchange for a 51% controlling ownership of Alberta ULC which consists of a combination of equity and a promissory note. BII owns the remaining 49% interest in Alberta ULC. Alberta ULC owns the IP rights, licenses and other assets relating principally to the Buffalo David Bitton brand (the “Buffalo brand”). Concurrently, Alberta ULC and BII entered into a license agreement pursuant to which Alberta ULC licensed the Buffalo brand to BII as licensee in certain categories and geographies (which the license agreement has expired). Additionally, ICA Holdings and BII entered into a shareholder agreement with respect to their ownership of Alberta ULC.

The Buffalo brand trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated statement of operations. The goodwill and trademarks are subject to a test for impairment on an annual basis. Of the total consideration paid, $36.9 million (which is net of a discount) has been classified as a note receivable as the fair value of the transaction and the related guaranteed minimum royalties, which the Company will receive through FY 2016 under the BII license agreement could not be established at the acquisition date. As of December 31, 2017, $2.5 million remaining due to the Company from BII for the above transactions is recorded in other assets – current on the consolidated balance sheet.  The $7.1 million of goodwill resulting from this acquisition is deductible for income tax purposes.

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

Peanuts Holdings

On June 3, 2010 (the “Peanuts Closing Date”), the Company consummated an interest purchase agreement with United Feature Syndicate, Inc. (“UFS”) and The E.W. Scripps Company, pursuant to which it purchased all of the issued and outstanding interests (“Peanuts Interests”) of Peanuts Worldwide, a then newly formed Delaware limited liability company, to which, prior to the closing of this acquisition, copyrights and trademarks associated with the Peanuts characters and certain other assets were contributed by UFS. On the Peanuts Closing Date, the Company assigned its right to buy all of the Peanuts Interests to Peanuts Holdings, a newly formed Delaware limited liability company and joint venture owned 80% by Icon Entertainment LLC (“IE”), a wholly-owned subsidiary of the Company, and 20% by Beagle Scouts LLC, a Delaware limited liability company (“Beagle”) owned by certain Schulz family trusts.

Further, on the Closing Date, IE and Beagle entered into an operating agreement with respect to Peanuts Holdings (the “Peanuts Operating Agreement”). Pursuant to the Peanuts Operating Agreement, the Company, through IE, and Beagle made capital contributions of $141.0 million and $34.0 million, respectively, in connection with the acquisition of Peanuts Worldwide. The Peanuts Interests were then purchased for $172.1 million in cash, as adjusted for acquired working capital.

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

In FY 2017, the Company sold the businesses underlying its Entertainment segment which was inclusive of the Peanuts brand.  Refer to Note 2 for further details.

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

On April 26, 2011, Hardy Way acquired substantially all of the licensing rights to the Ed Hardy brands and trademarks from its licensee, Nervous Tattoo, Inc. (“NT”) pursuant to an asset purchase agreement by and among Hardy Way, NT and Audigier Brand Management Group, LLC (“ABMG”). Immediately prior to the closing of the transactions contemplated by the asset purchase agreement, the Company contributed $62.0 million to Hardy Way, thereby increasing the Company’s ownership interests in Hardy Way from 50% to 85% of the outstanding membership interests.

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

Umbro China

In July 2016, the Company executed an agreement with MH Umbro International Co. Limited (MHMC) to sell up to an aggregate 50% interest in a newly registered company in Hong Kong which holds the Umbro intellectual property in respect of the Greater China territory for total cash consideration of $25.0 million.  The acquisition of such equity is expected to occur over a four-year period.  As stipulated in the agreement, on each anniversary subsequent to the close of the transaction, MHMC will pay a portion of the total cash consideration to the Company in return for a percentage of the total potential 50% equity interest.  In July 2016, the Company received $2.5 million in cash from MHMC for a 5% interest in Umbro China.  In accordance with ASC 810, the Company has recorded noncontrolling interest of $1.8 million for the sale of 5% interest in Umbro China to MHMC and the corresponding gain associated with the sale of this interest is recorded in additional paid in capital on the Company’s consolidated balance sheet.

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

Equity Method Investments

In the fourth quarter of December 31, 2017, the Company reviewed the fair values of the underlying assets and liabilities of its equity method investments as compared to their book values.  As a result, the Company recognized an investment impairment associated with its investment in MG Icon.  See below in section “MG Icon” for further details.  The fair value of the Company’s other equity method investments was higher than its book value and thus no impairment was recorded.

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

Company Two-Year Call Option: At any time during the six month period which commenced October 1, 2015, the Company had the right to call up to 5% of the total equity in Iconix SE Asia from GBG for an amount in cash equal to (x) .10, multiplied by (y) 1.15, multiplied by (z) $38.4 million.

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

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and GBG, that Iconix SE Asia was a VIE and, as the Company was determined to be the primary beneficiary, was subject to consolidation. The Company had consolidated this joint venture within its consolidated financial statements since inception and up to June 30, 2017.  The liabilities of the VIE were not material and none of the VIE assets were encumbered by any obligation of the VIE or other entity.  See discussion below for the deconsolidation of the joint venture on June 30, 2017.

In December 2015, the Company purchased GBG’s effective 50% interest in the Umbro and Lee Cooper trademarks in Greater China for $24.7 million.  The Company, through its wholly-owned subsidiaries, will pay consideration of $24.7 million to GBG which represents GBG’s 50% ownership interest in these trademarks.  Immediately prior to the consummation of this transaction, the Company, and its wholly owned subsidiaries, had a receivable from GBG of $9.4 million, which represented the balance still owed by GBG from the original September 2014 transaction.  It was agreed upon by both parties that this balance would be set off against the consideration to be paid by the Company.  At closing, the Company paid $3.5 million in cash to GBG and recorded amounts owed to GBG of approximately $5.2 million and $5.4 million paid to GBG, net of discounts, in accounts payable and other accrued expenses and other long term liabilities, respectively, on the consolidated balance sheet.  As of December 31, 2017, a total of $5.8 million, net of discount for present value, remaining due to GBG for the above transaction is recorded in accounts payable and other accrued expenses and other long term liabilities for $3.9 million and $1.9 million, respectively, on the consolidated balance sheet.  The excess of the purchase price over the non-controlling interest balance was $2.2 million which was recorded to additional paid-in-capital.

Prior to June 30, 2017, the Company consolidated this joint venture in accordance with ASC 810.  In June 2017, the Company received the final purchase price installment payment due from its joint venture partner, in respect of such partner’s interest in the joint venture, which resulted in the Company no longer having a de facto agency relationship with the Iconix SE Asia, Ltd. joint venture partner.  In accordance with ASC 810, the receipt of the final purchase price installment payment was considered a reconsideration event and although the joint venture remains a VIE, the Company is no longer the primary beneficiary.  As a result, the Company deconsolidated this entity from its consolidated balance sheet as of June 30, 2017 and recognized a pre-tax gain on deconsolidation of $3.8 million in its FY 2017 consolidated statement of operations.  The Company recorded an equity-method investment at fair value in Iconix SE Asia, Ltd. of $17.4 million in the consolidated balance sheet and all assets and liabilities of the joint venture are no longer reflected in the Company’s consolidated balance sheet as of June 30, 2017.  Fair value of the equity-method investment was determined utilizing the income method with Level 3 inputs in accordance with ASC 820.  For the six months ended June 30, 2017, the joint venture’s financial results are reflected within the individual financial statement line items of the consolidated statement of operations.  Subsequent to June 30, 2017, Iconix SE Asia, Ltd. is accounted for as an equity-method investment with earnings from the investment being recorded in equity earnings from joint ventures in the Company’s consolidated statement of operations.

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

Company Two-Year Call Option: At any time during the six month period commencing September 17, 2015, the Company had the right to call up to 5% of Pac Brands’ total equity in Iconix Australia for an amount in cash equal to (i) the number of units called by the Company divided by the total number of units outstanding, multiplied by (ii) 6.5, multiplied by (iii) RR, where RR is equal to:

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

As of December 31, 2017, $1.0 million remaining due to the Company from Reliance is included in other assets – current on the consolidated balance sheet.

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Reliance, that Iconix India is not a VIE and not subject to consolidation. The Company has recorded its investment under the equity method of accounting since inception.

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim is entitled to an additional $3.0 million. The total cash consideration was fully paid in FY 2016.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Purim, MG Icon is a VIE and not subject to consolidation, as the Company is not the primary beneficiary of MG Icon. The Company has recorded its investment under the equity method of accounting.

Pursuant to the terms of the MG Icon operating agreement and subject to certain conditions, the Company is entitled to recognize a preferred profit distribution from MG Icon of at least $23.0 million, after which all profits and losses are recognized 50/50 in accordance with each principal’s membership interest percentage.  As of December 31, 2017, the Company recognized $25.3 million in distributions from its interest in MG Icon.  Starting in the third quarter of FY 2017, the Company recognized 50/50 of all profits and losses in accordance with each principal’s membership interest percentage.

As a result of the investment impairment test performed in the fourth quarter of FY 2017 as discussed above, the Company recorded an investment impairment of its investment in MG Icon of $16.8 million due to the Company being notified that Macy’s would not renew its existing MG Icon license agreement following its expiration date in January 2020, which consequently resulted in the Company revising its financial forecasts for the brand.

Galore Media, Inc.

In April 2016, the Company entered into agreements with Galore Media, Inc. (“Galore”), a marketing company formed in FY 2015 and still in a development stage.  Under the agreements, the Company purchased 50,050 shares of Series A Preferred Stock of Galore for $0.5 million and entered into arrangements pursuant to which the Company agreed to purchase up to an aggregate $0.5 million of marketing services from Galore in FY 2016.  In connection with the marketing services arrangement, the Company received warrants that, as the Company purchased specified levels of marketing services, became exercisable for additional shares of Galore’s Series A Preferred Stock at a nominal exercise price.  Upon closing of the investment on April 21, 2016, the Company exercised the initial warrant which resulted in the Company receiving an additional 46,067 shares of Series A Preferred Stock of Galore.  Given these arrangements, the Company had an investment of approximately 11% of the equity of Galore.

In September 2017, the Company entered into a stock repurchase agreement with Galore whereby the Company agreed to sell, and Galore agreed to repurchase, the Company’s 50,050 outstanding shares of Series A Preferred Stock of Galore for $0.5 million.  Pursuant to the stock repurchase agreement, the Company received $0.3 million upon execution of the agreement and the remaining $0.2 million was received in December 2017.  Additionally, pursuant to the stock repurchase agreement, the Company agreed to forfeit and surrender the 46,067 shares of Series A Preferred Stock of Galore that were received in April 2016 upon the Company’s exercise of the initial warrant.  All remaining warrants to purchase additional shares of Series A Preferred Stock of Galore were also forfeited as part of the stock repurchase agreement.  This transaction resulted in the Company’s ownership interest in Galore being reduced to zero.

Investments in Iconix China

Through our ownership of Iconix China (see above), we have equity interests in the following private companies which are accounted for as equity method investments:

Brands Placed	Entity	Ownership by Iconix China	Carrying Value of Investment As of December 31, 2017
Candie’s	Candies Shanghai Fashion Co., Ltd.	20%	$10,539
Marc Ecko	Shanghai MuXiang Apparel & Accesory Co. Limited	15%	2,270
Material Girl	Ningbo Material Girl Fashion Co., Ltd.	20%	2,217
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	10,542
			$25,568

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

In July 2017, the Company received $2.7 million in cash of the total $3.7 million being held in escrow.  As a result, the Company has recognized a gain of $2.7 million recorded within Other Income on the Company’s FY 2017 consolidated statement of operations.

Acquisition Expenses

During FY 2017, FY 2016 and FY 2015, pretax charges aggregating approximately $0 million, $0.6 million, and $1.0 million, respectively, were recorded for legal expenses and other transaction costs related to the acquisitions described above, as well as unconsummated transactions under consideration during each year.

These charges, which were expensed in accordance with the accounting guidance for business combinations, are included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

5. Gains on Sale of Trademarks, net

The following table details transactions comprising gains on sales of trademarks, net in the consolidated statement of operations:

	December 31,	December 31,	December 31,
	2017	2016	2015
Interest in BBC and Ice Cream brands(1)	$—	$(593)	$—
Badgley Mischka intellectual property and related assets(2)	—	11,812	—
Interest in Ed Hardy China trademarks (through ownership interest in TangLi International Ltd.)(3)	—	(1,950)	—
London Fog Korea trademark(4)	—	575	—
Interest in Badgley Mischka China trademark(5)	—	147	—
Sharper Image intellectual property and related assets(6)	—	28,113	—
Interest in Badgley Mischka Canada trademark(7)	375	—	—
Interest in Sharper Image Canada trademark(8)	500	—	—
Total gains on sales of trademarks	$875	$38,104	$—

(1)	In January 2016, the Company sold its interest in the BBC and Ice Cream brands for $3.5 million in cash. The Company recognized a loss of $0.6 million as a result of this transaction.
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

(8)	In September 2017, the Company sold its interest in the Sharper Image trademark in Canada for $0.5 million in cash. The Company recognized a gain of $0.5 million as a result of this transaction.

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

Hedge Instruments

From time to time, the Company will purchase hedge instruments to mitigate statement of operations risk and cash flow risk of revenue and receivables. As of December 31, 2017, the Company had no other hedge instruments other than 1.50% Convertible Note Hedges (see Note 7).

Financial Instruments

As of December 31, 2017 and December 31, 2016, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and note payable from and to our joint venture partners approximate their carrying values. The fair value of our cost method investments is not readily determinable and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these cost method investments as of December 31, 2017 and December 31, 2016. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion(1)	$800,842	$747,818	$1,254,160	$1,228,324

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

Additionally, the fair value of the available-for-sale securities acquired as part of the FY 2015 purchase of our joint venture partners’ interest in Iconix China (refer to Note 4 for further details) were $1.4 million and $1.9 million as of December 31, 2017 and December 31, 2016, respectively, with the decrease in fair value of $0.5 million and $2.0 million recorded in accumulated other comprehensive income on the Company’s consolidated balance sheet as of December 31, 2017 and December 31, 2016, respectively.

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other”, (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. The Company recorded impairment charges on certain indefinite-lived and definite-lived assets during the third quarter of FY 2017, the fourth quarter of FY 2016 and the fourth quarter of FY 2015.  Refer to Note 3 for further information.

7. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	December 31, 2017	December 31, 2016
Senior Secured Notes	$408,174	$651,784
1.50% Convertible Notes(1)	233,898	277,518
Variable Funding Note(2)	91,363	100,000
Senior Secured Term Loan, net of original issue discount(3)	—	244,906
2017 Senior Secured Term Loan, net of original issue discount(4)	74,813	—
Unamortized debt issuance costs	(7,406)	(20,048)
Total debt	800,842	1,254,160
Less current maturities	44,349	160,435
Total long-term debt	$756,493	$1,093,725

(1)

During FY 2016, the Company repurchased a total of $104.9 million par value (of which $51.7 million and $53.2 million were purchased in June 2016 and July 2016, respectively) of the 1.50% Convertible Notes.  During FY 2017, the Company repurchased a total of $58.9 million par value of the 1.50% Convertible Notes.  See below for further details.  On February 22, 2018, the Company exchanged $125 million of aggregate principal amount of 1.50% Convertible Notes for $125 million of aggregate principal amount of 5.75% Convertible Notes, and on March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018.

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

(4)	On August 2, 2017, the Company entered into the DB Credit Agreement for an aggregate principal amount of $300 million. See below for further details.

Senior Secured Notes

On November 29, 2012, Icon Brand Holdings, Icon DE Intermediate Holdings LLC, Icon DE Holdings LLC and Icon NY Holdings LLC, each a limited-purpose, bankruptcy remote, wholly-owned direct or indirect subsidiary of the Company, (collectively, the “Co-Issuers”) issued $600.0 million aggregate principal amount of 2012 Senior Secured Notes in an offering exempt from registration under the Securities Act.

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Variable Funding Notes, which allows for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes were issued under the Indenture and allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Variable Funding Note Purchase Agreement, among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swing line lender and as administrative agent. The Variable Funding Notes will be governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Indenture. Interest on the Variable Funding Notes will be payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, as defined in the Variable Funding Note Purchase Agreement.

On June 21, 2013, the Co-Issuers issued $275.0 million aggregate principal amount of 2013 Senior Secured Notes in an offering exempt from registration under the Securities Act.

The Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Securitization Notes.” The Securitization Notes were issued in securitization transactions pursuant to which the Securitized Assets, were transferred to and are currently held by the Co-Issuers. The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiaries that own the Badgley Mischka trademarks, the Ecko Unltd trademarks, the Mark Ecko trademarks, the Umbro trademarks, and the Lee

Cooper trademarks, (y) the Iconix subsidiaries that own Iconix’s other brands outside of the United States and Canada or (z) the joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Artful Dodger trademarks, the Modern Amusement trademarks and the Buffalo trademarks, the Pony trademarks, the Hydraulic trademarks and a 50% interest in the Ice Cream trademarks, and the Billionaire Boys Club trademarks.

The Securitization Notes were issued under the Securitization Notes Indenture among the Co-Issuers and Citibank, N.A., as Trustee and securities intermediary. The Securitization Notes Indenture allows the Co-Issuers to issue additional series of notes in the future subject to certain conditions.

In February 2015, the Company received $100.0 million proceeds from the Variable Funding Notes. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It was anticipated that any outstanding principal of and interest on the Variable Funding Notes would be repaid in full on or prior to January 2018 prior to the amendment entered into on August 18, 2017 as described below. Following the anticipated repayment date in January 2020, additional interest will accrue on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

On August 18, 2017, the Company entered into an amendment to the Securitization Notes Supplemental Indenture to, among other things, (i) extend the anticipated repayment date for the Variable Funding Notes from January 2018 to January 2020, (ii) decrease the L/C Commitment and the Swingline Commitment (as such terms are defined in the amendment) available under the Variable Funding Notes to $0 as of the closing date, (iii) replace Barclays Bank PLC with Guggenheim Securities Credit Partners, LLC, as provider of letters of credit, as swingline lender and as administrative agent under the purchase agreement and (iv) provide that, upon the disposition of intellectual property assets by the Co-Issuers as permitted by the Securitization Notes Base Indenture, (x) the holders of the Variable Funding Notes will receive a mandatory prepayment, pro rata based on the amount of Variable Funding Notes held by such holder, and (y) the maximum commitment will be permanently reduced by the amount of the mandatory prepayment.

While the Securitization Notes are outstanding, payments of interest are required to be made on the Senior Secured Notes on a quarterly basis. To the extent funds are available, principal payments in the amount of $10.5 million and $4.8 million are required to be made on the 2012 Senior Secured Notes and 2013 Senior Secured Notes, respectively, on a quarterly basis.

The legal final maturity date of the Senior Secured Notes is in January of 2043, but it is anticipated that, unless earlier prepaid to the extent permitted under the Securitization Notes Indenture, the Senior Secured Notes will be repaid in January of 2020. If the Co-Issuers have not repaid or refinanced the Senior Secured Notes prior to the anticipated repayment date, additional interest will accrue on the Senior Secured Notes at a rate equal to the greater of (A) 5% per annum and (B) a per annum interest rate equal to the excess, if any, by which the sum of (i) the yield to maturity (adjusted to a quarterly bond-equivalent basis), on the anticipated repayment date of the United States treasury security having a term closest to 10 years plus (ii) 5% plus (iii) with respect to the 2012 Senior Secured Notes, 3.4%, or with respect to the 2013 Senior Secured Notes, 3.14%, exceeds the original interest rate. The Senior Secured Notes rank pari passu with the Variable Funding Notes.

Pursuant to the Securitization Notes Indenture, the Securitization Notes are the joint and several obligations of the Co-Issuers only. The Securitization Notes are secured under the Indenture by a security interest in substantially all of the assets of the Co-Issuers (the “Collateral”), which includes, among other things, (i) intellectual property assets, including the U.S. and Canadian registered and applied for trademarks for the following brands and other related IP assets: Candie’s, Bongo, Joe Boxer (excluding Canadian trademarks, none of which are owned by Iconix), Rampage, Mudd, London Fog (other than the trademark for outerwear products sold in the United States), Mossimo, Ocean Pacific and OP, Danskin and Danskin Now, Rocawear, Starter, Waverly, Fieldcrest, Royal Velvet, Cannon, Charisma, and Sharper Image (other than for a “Sharper Image” branded website or catalog in the United States and other specified jurisdictions); (ii) the rights (including the rights to receive payments) and obligations under all license agreements for use of those trademarks; (iii) the following equity interests in the following joint ventures: an 85% interest in Hardy Way LLC which owns the Ed Hardy brand, a 50% interest in MG Icon LLC which owns the Material Girl and Truth or Dare brands, a 100% interest in ZY Holdings LLC which owns the Zoo York brand, and an 80% interest in Peanuts Holdings LLC which owns the Peanuts brand and characters; and (iv) certain cash accounts established under the Securitization Notes Indenture.

If the Company contributes an Additional IP Holder to Icon Brand Holdings LLC or Icon DE Intermediate Holdings LLC, that Additional IP Holder will enter into a guarantee and collateral agreement in a form provided for in the Securitization Notes Base Indenture pursuant to which such Additional IP Holder will guarantee the obligations of the Co-Issuers in respect of any Securitization Notes issued under the Securitization Notes Indenture and the other related documents and pledge substantially all of its assets to secure those guarantee obligations pursuant to a guarantee and collateral agreement.

Neither the Company nor any subsidiary of the Company, other than the Securitization Entities, will guarantee or in any way be liable for the obligations of the Co-Issuers under the Securitization Notes Indenture or the Securitization Notes.

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of December 31, 2017, the Company is in compliance with all covenants under the Securitization Notes.

The Securitization Notes are also subject to customary rapid amortization events provided for in the Securitization Notes Indenture, including events tied to (i) the failure to maintain a stated debt service coverage ratio, which tests the amount of net cash flow generated by the assets of the Co-Issuers against the amount of debt service obligations of the Co-Issuers (including any commitment fees and letter of credit fees with respect to the Variable Funding Notes, due and payable accrued interest, and due and payable scheduled principal payments on the Senior Secured Notes), (ii) certain manager termination events, (iii) the occurrence of an event of default and (iv) the failure to repay or refinance the Securitization Notes on the anticipated repayment date. If a rapid amortization event were to occur, Icon DE Intermediate Holdings LLC and Icon Brand Holdings LLC would be restricted from declaring or paying distributions on any of its limited liability company interests.

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

In January 2017, in connection with the sale of the Sharper Image intellectual property and related assets, the Company made a mandatory principal prepayment on its Senior Secured Notes of $36.7 million.  The Company wrote off a pro-rata portion of the Senior Secured Notes’ deferred financing costs of $0.5 million.  As a result of this transaction, the Company recognized a loss on extinguishment of debt of $0.5 million which has been recorded on the Company’s consolidated statement of operations.  Additionally, the quarterly principal payments on the 2012 Senior Secured notes and 2013 Senior Secured Notes were reduced to $9.9 million and $4.5 million, respectively.

In July 2017, in connection with the sale of the businesses underlying the Entertainment segment, the Company made a mandatory principal prepayment on its Senior Secured Notes of $152.2 million.  The Company wrote off a pro-rata portion of the Senior Secured Notes’ deferred financing costs of $2.0 million as well as paid a prepayment penalty of $0.3 million.  As a result of this transaction, the Company recognized a loss on extinguishment of debt of $2.3 million which has been allocated to discontinued operations on the Company’s consolidated statement of operations in FY 2017.  Additionally, the quarterly principal payments on the 2012 Senior Secured Notes and 2013 Senior Secured Notes were reduced to $7.3 million and $3.4 million, respectively.

As of December 31, 2017 and December 31, 2016, the total outstanding principal balance of the Securitization Notes was $508.2 million and $751.8 million, respectively, of which $42.7 million is included in the current portion of long-term debt on the consolidated balance sheet. As of December 31, 2017 and December 31, 2016, $29.9 million and $112.4 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

On December 13, 2017, the Company received a waiver of default through January 28, 2018 (the “Waiver”) pursuant to Section 9.7 of the Securitization Notes Base Indenture.  The waiver was limited solely to the Default arising from the Company’s previously disclosed failure to timely provide financial statements for the fiscal quarter ended September 30, 2017 pursuant to Section 4.1(h)(i) of the Securitization Notes Base Indenture, notice of which was provided on November 16, 2017.  In accordance with the Waiver, this default has been cured by the Company’s filing of the quarterly report for the quarter ended September 30, 2017 on December 22, 2017.

For FY 2017, FY 2016 and FY 2015, cash interest expense relating to the Senior Secured Notes was approximately $28.7 million, $33.6 million and $34.8 million, respectively.

1.50% Convertible Notes

On March 18, 2013, the Company completed the issuance of $400.0 million principal amount of the Company’s 1.50% Convertible Notes in a private offering to certain institutional investors. The net proceeds received by the Company from the offering, excluding the net cost of hedges and sale of warrants (described below) and including transaction fees, were approximately $390.6 million.

The 1.50% Convertible Notes bear interest at an annual rate of 1.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2013. However, the Company recognizes an effective interest rate of 6.50% on the carrying amount of the 1.50% Convertible Notes. The effective rate is based on the rate for a similar instrument that does not have a conversion feature. The 1.50% Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on a conversion rate of 32.4052 shares of the Company’s common stock, subject to customary adjustments, per $1,000 principal amount of the 1.50% Convertible Notes (which is equal to an initial conversion price of approximately $30.86 per share) only under the following circumstances: (1) during any fiscal quarter beginning after December 15, 2017 (and only during such fiscal quarter), if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on and including the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of the 1.50% Convertible Notes for each day of that period was less than 98% of the product of (a) the closing price of the Company’s common stock for each day in that period and (b) the conversion rate per $1,000 principal amount of the 1.50% Convertible Notes; (3) if specified distributions to holders of the Company’s common stock are made, as set forth in the 1.50% Notes Indenture; (4) if a “change of control” or other “fundamental change,” each as defined in the 1.50% Notes Indenture, occurs; and (5) during the 90 day period prior to maturity of the 1.50% Convertible Notes. If the holders of the 1.50% Convertible Notes exercise the conversion provisions under the circumstances set forth, the Company will need to remit the lower of the principal balance of the 1.50% Convertible Notes or their conversion value to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the 1.50% Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the 1.50% Convertible Notes will occur every quarter.

Upon conversion, a holder will receive an amount in cash equal to the lesser of (a) the principal amount of the 1.50% Convertible Note or (b) the conversion value, determined in the manner set forth in the 1.50% Notes Indenture. If the conversion value exceeds the principal amount of the 1.50% Convertible Notes on the conversion date, the Company will also deliver, at its election, cash or the Company’s common stock or a combination of cash and the Company’s common stock for the conversion value in excess of the principal amount. In the event of a change of control or other fundamental change, the holders of the 1.50% Convertible Notes may require the Company to purchase all or a portion of their 1.50% Convertible Notes at a purchase price equal to 100% of the principal amount of the 1.50% Convertible Notes, plus accrued and unpaid interest, if any.  Holders of the 1.50% Convertible Notes who convert their 1.50% Convertible Notes in connection with a fundamental change may be entitled to a make-whole premium in the form of an increase in the conversion rate.

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

As of December 31, 2017 and December 31, 2016, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $233.9 million and $277.5 million, respectively, and is reflected on the consolidated balance sheets as follows:

	December 31, 2017	December 31, 2016
Equity component carrying amount	$48,767	$48,767
Unamortized discount	2,285	17,531
Net debt carrying amount	$233,898	$277,518

On February 22, 2018, the Company exchanged $125 million of aggregate principal amount of 1.50% Convertible Notes for $125 million of aggregate principal amount of 5.75% Convertible Notes, and on March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018. In accordance with ASC 470, as the terms of the 5.75% Convertible Notes and the Second Delayed Draw Term Loan are readably determinable and the 5.75% Convertible Notes and the Second Delayed Draw Term Loan are scheduled to mature on August 15, 2023 and August 2, 2022, respectively, the Company has classified the 1.50% Convertible outstanding debt balance (which is net of deferred financing costs and original issue discount) of $233.9 million as long-term debt on its December 31, 2017 consolidated balance sheet.

During FY 2016, the Company repurchased $104.9 million par value of the 1.50% Convertible Notes with a combination of $36.7 million in cash (including interest and trading fees) and the issuance of approximately 7.4 million shares of the Company’s common stock.  The Company accounted for this transaction in accordance with ASC 470-20 resulting in the recognition of a $9.6 million gain which is included in gain on extinguishment of debt, net in the Company’s consolidated statement of income for FY 2016, and a reacquisition of approximately $1.2 million of the embedded conversion option recorded within additional paid in capital on the Company’s consolidated balance sheet.

During FY 2017, the Company repurchased $58.9 million par value of the 1.50% Convertible Notes for $59.3 million in cash (including interest and trading fees).  The Company accounted for this transaction in accordance with ASC 470-20 resulting in the recognition of a $1.5 million loss which was included in loss on extinguishment of debt in the Company’s consolidated statement of operations during FY 2017.

For FY 2017, FY 2016, and FY 2015, the Company recorded additional non-cash interest expense of approximately $12.8 million, $14.6 million, and $16.2 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For FY 2017, FY 2016, and FY 2015 the Company recorded cash interest expense relating to the 1.50% Convertible Notes of approximately $4.2 million, $5.2 million and $6.0 million, respectively.

The 1.50% Convertible Notes did not provide for any financial covenants.

In the fourth quarter of FY 2017, the Company determined that it was unlikely that it would be able to satisfy the conditions precedent under the DB Credit Agreement (as defined below) for the release of the remaining $240 million on deposit in the escrow account to repay the 1.50% Convertible Notes due when they become due in March 2018. Approximately $59 million of the initial $300 million of escrow funds had been previously used by the Company to repurchase outstanding 1.50% Convertible Notes and accrued interest and there remained an outstanding balance of approximately $236 million in principal of the 1.50% Convertible Notes as of December 31, 2017.

In order to address these concerns and provide the Company with greater flexibility to raise the capital needed to address both the near-term maturity of the 1.50% Convertible Notes and the Company’s ongoing liquidity needs, the Company engaged in discussions with its lenders and entered into the Amendment (as defined below) which, as noted, provided for, among other things, (A) the release of the remaining funds in escrow to Deutsche Bank, the then current senior secured lender, (B) the establishment of the Delayed Draw Term Loan Facility and (C) the loosening of the financial maintenance covenants under the DB Credit Agreement.

Additionally, the Company was unable to timely file its quarterly financial statements for the quarter ended September 30, 2017 by November 14, 2017 and became in default under the terms of the 1.50% Convertible Notes.  This default has been cured by the Company’s filing of the quarterly report for the quarter ended September 30, 2017 within the grace period allowed under the terms of the 1.50% Convertible Notes.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50%

Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of December 31, 2017 and December 31, 2016, the balance of deferred income tax assets related to this transaction was approximately $0.6 million and $5.6 million, respectively.

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

The Company has evaluated the impact of adopting guidance issued under ASC 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through December 31, 2017, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

As the 1.50% Convertible Note Hedge transactions and the warrant transactions were separate transactions entered into by the Company with the 1.50% Counterparty, they are not part of the terms of the 1.50% Convertible Notes and did not affect the holders’ rights under the 1.50% Convertible Notes. In addition, holders of the 1.50% Convertible Notes did not have any rights with respect to the 1.50% Purchased Call Options or the 1.50% Sold Warrants.

If the market value per share of the Company’s common stock at the time of conversion of the 1.50% Convertible Notes were above the strike price of the 1.50% Purchased Call Options, the 1.50% Purchased Call Options would have entitled the Company to receive from the 1.50% Counterparties net shares of the Company’s common stock, cash or a combination of shares of the Company’s common stock and cash, depending on the consideration paid on the underlying 1.50% Convertible Notes, based on the excess of the then current market price of the Company’s common stock over the strike price of the 1.50% Purchased Call Options. Additionally, if the market price of the Company’s common stock at the time of exercise of the 1.50% Sold Warrants exceeded the strike price of the 1.50% Sold Warrants, the Company would have owed the 1.50% Counterparty net shares of the Company’s common stock or cash, not offset by the 1.50% Purchased Call Options, in an amount based on the excess of the then current market price of the Company’s common stock over the strike price of the 1.50% Sold Warrants.

These transactions would generally have had the effect of increasing the conversion price of the 1.50% Convertible Notes to $35.5173 per share of the Company’s common stock, representing a 52.5% percent premium based on the last reported sale price of the Company’s common stock of $23.29 per share on March 12, 2013.

Moreover, in connection with the warrant transactions with the 1.50% Counterparty, to the extent that the price of the Company’s common stock exceeded the strike price of the 1.50% Sold Warrants, the warrant transactions could have a dilutive effect on the Company’s earnings per share.

On February 22, 2018, the Company exchanged $125 million of aggregate principal amount of 1.50% Convertible Notes for $125 million of aggregate principal amount of 5.75% Convertible Notes, and on March 15, 2018, the Company repaid the remaining outstanding principal balance of the 1.50% Convertible Notes with the proceeds of the Second Delayed Draw Term Loan.

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

Given the maturity of the 2.50% Convertible Notes on June 1, 2016, there was no non-cash interest expense recorded in FY 2017.  For FY 2016 and FY 2015, the Company recorded additional non-cash interest expense of approximately $4.5 million and $12.7 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

Given the maturity of the 2.50% Convertible Notes on June 1, 2016, there was no cash interest expense recorded in FY 2017.  For FY 2016 and FY 2015, cash interest expense relating to the 2.50% Convertible Notes was approximately $3.0 million and $7.5 million, respectively.

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

IBG Borrower’s obligations under the Senior Secured Term Loan were guaranteed jointly and severally by the Company and the other Guarantors pursuant to a separate facility guaranty.  IBG Borrower’s and the Guarantors’ obligations under the Senior Secured Term Loan were secured by first priority liens on and security interests in substantially all assets of IBG Borrower, the Company and the other Guarantors and a pledge of substantially all equity interests of the Company’s subsidiaries (subject to certain limits including with respect to foreign subsidiaries) owned by the Company, IBG Borrower or any other Guarantor.  However, the security interests did not cover intellectual property and licenses associated with the exploitation of the Company’s Umbro® brand in Greater China, those owned, directly or indirectly by the Company’s subsidiary Iconix Luxembourg Holdings SARL or those subject to the Company’s securitization facility.  In addition, the pledges excluded certain equity interests of Marcy Media Holdings, LLC and the subsidiaries of Iconix China Holdings Limited.

In connection with the Credit Agreement, IBG Borrower, the Company and the other Guarantors made customary representations and warranties.  In addition to adhering with certain customary affirmative covenants, IBG Borrower established a lock-box account, and IBG Borrower, the Company and the other Guarantors entered into account control agreements on certain deposit accounts.  The Credit Agreement also mandated that IBG Borrower, the Company and the other Guarantors maintain and allow appraisals of their intellectual property, perform under the terms of certrain licenses and other agreements scheduled in the Credit Agreement and report significant changes to or terminations of licenses generating guaranteed minimum royalties of more than $5 million.  IBG Borrower was also required to satisfy a minimum asset coverage ratio of 1.25:1.00 and maintain a leverage ratio of no greater than 4.50:1.00.  The Company was compliant with all covenants under the Senior Secured Term Loan from inception through June 30, 2017 (the date the remaining outstanding principal balance was repaid).

In addition, the Credit Agreement contained customary negative covenants and events of default.  The Credit Agreement limited the ability of IBG Borrower, the Company and the other Guarantors, with respect to themselves, their subsidiaries and certain joint ventures, from, among other things, incurring and prepaying certain indebtedness, granting liens on certain assets, consummating certain types of acquisitions, making fundamental changes (including mergers and consolidations), engaging in substantially different lines of business than those in which they were engaged, making restricted payments and amending or terminating certain licenses scheduled in the Credit Agreement.  Such restrictions, failure to comply with which may have resulted in an event of default under the terms of the Credit Agreement, were subject to certain customary and specifically negotiated exceptions, as set forth in the Credit Agreement.

If an event of default occured, in addition to the interest rate increasing by an additional 3% per annum, Cortland would, at the request of Lenders holding more than 50% of the then-outstanding principal of the Senior Secured Term Loan, declare payable all unpaid principal and accrued interest and take action to enforce payment in favor of the Lenders.  An event of default included, among other events, a change of control by which a person or group becomes the beneficial owner of 35% of the voting stock of the Company or IBG Borrower or a majority of the board of the Company or IBG Borrower changes during a set period.  Subject to the terms of the Credit Agreement, both voluntary and mandatory prepayments triggered a make whole premium plus 3% of the aggregate principal amount during the first two years of the loan, and carried a premium of 3% of the aggregate principal amount during the third year of the loan and 1% during the fourth year of the loan, with no premiums payable in subsequent periods.

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

In January 2017, the Company made a voluntary prepayment and an additional mandatory prepayment of $23.0 million and $23.5 million, respectively, as well as a corresponding prepayment premium of $3.4 million and $3.4 million, respectively.  As the Company was contractually obligated to pay the prepayment premium prior to December 31, 2016, the Company recorded the aggregate $6.8 million of prepayment premium in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2016, with a corresponding amount recorded in loss on extinguishment of debt on the Company’s consolidated statement of operations for FY 2016.  For each of the voluntary prepayment of $23.0 million and the mandatory prepayment of $23.5 million, the Company wrote off a pro-rata portion of the Senior Secured Term Loan’s original issue discount and deferred financing costs of $1.7 million and $0.8 million, respectively, which resulted in an aggregate loss on extinguishment of debt of $5.0 million recorded in the Company’s consolidated statement of operations in FY 2017.

On June 30, 2017, in connection with the sale of the Entertainment segment, the Company made a mandatory prepayment of $140.0 million with a corresponding prepayment premium of $15.2 million of the Senior Secured Term Loan, of which the prepayment premium was allocated to discontinued operations in the Company’s consolidated statement of operations.  As part of this mandatory prepayment, the Company wrote-off a pro-rata portion of the original issue discount and deferred financing costs of $9.4 million and $4.7 million, respectively, which was also allocated to discontinued operations in the Company’s consolidated statement of operations in FY 2017.  Additionally, on June 30, 2017, the Company made a voluntary prepayment of $66.0 million with a corresponding prepayment premium of $7.2 million of which the prepayment premium was recorded in loss on extinguishment of debt within continuing operations on the Company’s consolidated statement of operations in FY 2017.  Accordingly, the Company wrote off the remaining portion of the original issue discount and deferred financing costs of $4.4 million and $2.3 million, respectively, which was recorded in loss on extinguishment of debt in the Company’s consolidated statement of operations in FY 2017.  As a result of these prepayments, the Company’s outstanding principal balance of the Senior Secured Term Loan was zero as of June 30, 2017 and the facility has since been terminated.

Given the principal balance of the loan was reduced to zero as of June 30, 2017, the Company recorded cash interest of approximately $12.4 million relating to the Senior Secured Term Loan in FY 2017 as compared to approximately $25.6 million in FY 2016.

2017 Senior Secured Term Loan

On August 2, 2017, the Company entered into DB Credit Agreement, among IBG Borrower, the Company’s wholly-owned direct subsidiary, as borrower, the Company and certain wholly-owned subsidiaries of IBG Borrower, as Guarantors, Cortland, as administrative agent and collateral agent and the lenders party thereto from time to time, including Deutsche Bank AG, New York Branch.  Pursuant to the DB Credit Agreement, the lenders provided to IBG Borrower the 2017 Senior Secured Term Loan, scheduled to mature on August 2, 2022 in an aggregate principal amount of $300 million and bearing interest at LIBOR plus an applicable margin of 7% per annum.

Pursuant to the terms of the DB Credit Agreement, the net proceeds of the 2017 Senior Secured Term Loan were to be used to repay the Company’s 1.50% Convertible Notes on or before their maturity (with any remaining funds going toward general corporate purposes).

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

In connection with the DB Credit Agreement, IBG Borrower, the Company and the other Guarantors made customary representations and warranties and have agreed to adhere to certain customary affirmative covenants. Additionally, the DB Credit Agreement mandates that IBG Borrower, the Company and the other Guarantors enter into account control agreements on certain deposit accounts, maintain and allow appraisals of their intellectual property, perform under the terms of certain licenses and other agreements scheduled in the DB Credit Agreement and report significant changes to or terminations of licenses generating guaranteed minimum royalties of more than $0.5 million.  Prior to the First Amendment (as discussed below), IBG Borrower was required to satisfy a minimum asset coverage ratio of 1.25:1.00 and maintain a leverage ratio of no greater than 4.50:1.00.

Amendments to DB Credit Agreement

First Amendment

On October 27, 2017, the Company entered into the First Amendment to the DB Credit Agreement pursuant to which, among other things, the remaining escrow balance of approximately $231 million (after taking into account approximately $59.2 million that was used to buy back 1.50% Convertible Notes in open market purchases in the third quarter of 2017) was returned to the lenders.

The First Amendment also provided for, among other things, (a) a reduction in the existing $300 million term loan, (b) a new senior secured delayed draw term loan facility in the aggregate amount of up to $165.7 million, consisting of (i) a $25 million First Delayed Draw Term Loan to be drawn on or prior to March 15, 2018, which was drawn on October 27, 2017 and (ii) a $140.7 million Second Delayed Draw Term Loan to be drawn on March 14, 2018 for the purpose of repaying the 1.50% Convertible Notes; (c) an increase of the Total Leverage Ratio permitted under the DB Credit Agreement from 4.50:1.00 to 5.75:1.00; (d) a reduction in the debt service coverage ratio multiplier in the Company’s asset coverage ratio under the DB Credit Agreement; (e) an increase in the existing amortization rate from 2 percent per annum to 10 percent per annum commencing July 2019; and (f) amendments to the mandatory prepayment provisions to (i) permit the Company not to prepay borrowings under the DB Credit Agreement from the first $100 million of net proceeds resulting from Permitted Capital Raising Transactions (as defined in the DB Credit Agreement) effected prior to March 15, 2018, and (ii) eliminate the requirement that the Company pay a Prepayment Premium (as defined in the DB Credit Agreement) on any payments or prepayments made prior to December 31, 2018. Indebtedness issued under the Delayed Draw Term Loan Facility will be issued with original issue discount.

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

Second Amendment

Given that the Company was unable to timely file its quarterly financial statements for the quarter ended September 30, 2017 with the SEC by November 14, 2017 and became in default under the terms of the DB Credit Agreement, as amended by the First Amendment, on November 24, 2017, the Company entered into the Second Amendment to the DB Credit Agreement.  Pursuant to the Second Amendment, among other things, the lenders under the DB Credit Agreement agreed, subject to the Company’s compliance with the requirements set forth in the Second Amendment, to waive until December 22, 2017, the potential defaults and events of default arising under the DB Credit Agreement (a) from the failure to furnish to the Administrative Agent for the DB Credit Agreement (i) the financial statements, reports and other documents as required under Section 6.01(b) of the DB Credit Agreement with respect to the fiscal quarter of the Company ended September 30, 2017 and (ii) the related deliverables required under Sections 6.02(b), 6.02(c) and 6.02(e) of the DB Credit Agreement or (b) relating to certain other affirmative covenants that may have been abrogated by such failure to make such timely deliveries.

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

On February 12, 2018, the Company, through IBG Borrower, entered into the Third Amendment to the DB Credit Agreement, which provides for, among other things, amendments to certain restrictive covenants and other terms set forth in the DB Credit Agreement, as amended, to permit the Company to effect the Note Exchange. The Company, through IBG Borrower, entered into the Fourth Amendment to the DB Credit Agreement as of March 12, 2018, which provides, among other things, that the funding date for the Second Delayed Draw Term Loan is March 14, 2018 instead of March 15, 2018. Accordingly, the conditions to the availability of the Second Delayed Draw Term Loan (described above) were satisfied as of March 14, 2018 due, in part, to the transactions contemplated by the Note Exchange, and the Company was able to draw on the Second Delayed Draw Term Loan. On March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018. See Note 21 for further details.

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

As a result of the First Amendment, on October 27, 2017, the Company repaid $231.0 million which represented $240.7 million of outstanding principal balance.  As this transaction was accounted for as a debt modification in accordance ASC 470-50-40, and based on the Company’s accounting policy for debt modifications, the Company wrote-off a pro-rata portion of the original issue discount and deferred financing costs of $9.3 million and $5.4 million, respectively, which were both recorded to interest expense on the Company’s consolidated statement of operations for FY 2017.  As a result of this transaction, the Company’s outstanding principal balance of the 2017 Senior Secured Term Loan was reduced to $57.8 million at that time and the Company recorded a gain on modification of debt of $8.8 million (which is net of $0.8 million of additional deferred financing costs associated with the First Amendment) which has been recorded in interest expense on the Company’s consolidated statement of operations for FY 2017.

On November 2, 2017, the Company drew down the full amount of $25.0 million on the First Delayed Draw Term Loan of which the Company received $24.0 million in cash as this amount was net of the $1.0 million of original issue discount.

As a result of the Second Amendment, the Company incurred $0.2 million of additional deferred financing costs.  In accordance with ASC 470-50-40, the Company accounted for this amendment as a debt modification and has recorded the additional deferred financing costs against the gain on modification of debt on the Company’s consolidated statement of operations for FY 2017.

On December 7, 2017, the Company paid approximately $5.0 million of Flex of which the Company has recorded this amount against the outstanding principal balance of 2017 Senior Secured Term Loan on the Company’s consolidated balance sheet and is being amortized over the remaining term of loan.

As of December 31, 2017, the outstanding principal balance of the 2017 Senior Secured Term Loan is $74.8 million (which is net of $8.0 million of original issue discount) of which $1.7 million is recorded in current portion of long term debt on the Company’s consolidated balance sheet.

The Company recorded cash interest expense of approximately $7.1 million relating to the 2017 Senior Secured Term Loan in FY 2017 as compared to none for FY 2016 and FY 2015.

The Company recorded non-cash interest expense of approximately $9.9 million relating to the 2017 Senior Secured Term Loan in FY 2017 as compared to none for FY 2016 and FY 2015.

Debt Maturities

As of December 31, 2017, the Company’s debt maturities on a calendar year basis are as follows:

	Total	2018	2019	2020	2021	2022	Thereafter
Senior Secured Notes	$408,174	$42,693	$42,693	$42,693	$42,693	$42,693	$194,709
1.50% Convertible Notes(1)	$233,898	233,898	—	—	—	—	—
Variable Funding Notes(2)	$91,363	—	—	91,363	—	—	—
2017 Senior Secured Term Loan(3)	$74,813	1,657	1,657	1,657	1,657	68,185	—
Total	$808,248	$278,248	$44,350	$135,713	$44,350	$110,878	$194,709

(1)

Reflects the net debt carrying amount of the 1.50% Convertible Notes in the consolidated balance sheet as of December 31, 2016, in accordance with accounting for convertible notes. After taking into effect the total $163.8 million ($104.9 million in FY 2016 and $58.9 million of repurchases in FY 2017) of the 1.50% Convertible Notes as discussed above, the remaining principal amount owed to the holders of the 1.50% Convertible Notes is $236.2 million.  On February 22, 2018, the Company exchanged $125 million of aggregate principal amount of 1.50% Convertible Notes for $125 million of aggregate principal amount of 5.75% Convertible Notes, and on March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018.  In accordance with ASC 470, as the terms of the 5.75% Convertible Notes and the Second Delayed Draw Term Loan are readably determinable and the 5.75% Convertible Notes and the Second Delayed Draw Term Loan are scheduled to mature on August 15, 2023 and August 2, 2022, respectively, the Company has classified the 1.50% Convertible outstanding debt balance (which is net of deferred financing costs and original issue discount) of $233.9 million as long-term debt on its December 31, 2017 consolidated balance sheet.

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the consolidated balance sheet as of December 31, 2017.  The actual principal outstanding balance of the Variable Funding Notes is $100.0 million as of December 31, 2017.

(3)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the consolidated balance sheet as of December 31, 2017.  The actual principal outstanding balance of the 2017 Senior Secured Term Loan is $82.8 million as of December 31, 2017.

8. Stockholders’ Equity

Stock Repurchase Program

In October 2011, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s common stock over a period of approximately three years (the “2011 Program”). In February 2013, the Company’s Board of Directors authorized another program to repurchase up to $300 million of the Company’s common stock over a three year period (the “February 2013 Program”). This program was in addition to the 2011 Program, which was fully expended as of February 27, 2013. In July 2013, the Company’s Board of Directors authorized a program to repurchase up to $300 million of the Company’s common stock over a period of approximately three years (“July 2013 Program”). The July 2013 Program was in addition to the February 2013 Program, which was fully expended on August 15, 2013. In February 2014, the Company’s Board of Directors authorized another program to repurchase up to $500 million of the Company’s common stock over a three year period (the “February 2014 Program” and together with the 2011 Program and the February 2013 Program, the “Repurchase Programs”). The February 2014 Program is in addition to the July 2013 Program.  The July 2013 Program expired on July 22, 2016.  The February 2014 Program expired in February 2017.

The following table illustrates the activity under the Repurchase Programs, in the aggregate, for FY 2017, FY 2016, FY 2015, FY 2014, FY 2013 and FY 2012:

	# of shares repurchased as part of stock repurchase programs	Cost of shares repurchased (in 000’s)	Weighted Average Price
FY 2017	—	$—	$—
FY 2016	—	—	—
FY 2015	360,000	12,391	34.42
FY 2014	4,994,578	193,434	38.73
FY 2013	15,812,566	436,419	27.60
FY 2012	7,185,257	125,341	17.44
FY 2011	1,150,000	19,138	16.64
Total, FY 2011 through FY 2016	29,502,401	$786,723	$26.67

As of December 31, 2017, no amounts were available for repurchase under any of the share repurchase programs.

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

2016 Omnibus Incentive Plan

On November 4, 2016, the Company’s stockholders approved the Company’s 2016 Omnibus Incentive Plan (“2016 Plan”).  The 2016 Plan replaced and superseded the Amended and Restated 2009 Plan.  Under the 2016 Plan, all employees, directors, officers, consultants and advisors of the Company, including those of the Company’s subsidiaries, are eligible to be granted common stock, options or other stock-based awards.  At inception, there are 2.4 million shares of the Company’s common stock available for issuance under the 2016 Plan.  The 2016 Plan was amended at the 2017 Annual Meeting of Stockholders to increase the number of shares available under the plan by 1.9 million shares.

Shares Reserved for Issuance

At December 31, 2017, 1,786,128 common shares were reserved for issuance under the 2016 Plan. At December 31, 2017 there were no common shares available for issuance under any of the Company’s prior plans.

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

There was no compensation expense related to stock option grants or warrant grants during FY 2017, FY 2016 or FY 2015 as all prior awards have been fully expensed.

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes) and performance related options activity, and related information for FY 2017, FY 2016 and FY 2015 are as follows:

Stock Options

Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	141,077	$11.87
Granted	—	—
Canceled	—	—
Exercised	(75,000)	9.84
Expired/Forfeited	(16,077)	4.82
Outstanding at December 31, 2015	50,000	$17.18
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(30,000)	20.44
Outstanding at December 31, 2016	20,000	$12.29
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at December 31, 2017	20,000	$12.29
Exercisable at December 31, 2017	20,000	$12.29

The weighted average contractual term (in years) of options outstanding and exercisable as of December 31, 2017, 2016 and 2015 were 1.50, 2.50, and 1.74 respectively.

No options vested during FY 2017, FY 2016 and FY 2015. There were no options granted during FY 2017, FY 2016 and FY 2015.

There was no exercise of stock options and accordingly, no cash received from option exercise for both FY 2017 and FY 2016 as compared to cash received from option exercise under all share-based payment arrangements for FY 2015 of $0.3 million. Accordingly, there was no tax benefit for both FY 2017 and FY 2016 as compared to a tax benefit of approximately $0.1 million for FY 2015, for share-based payment arrangements.

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock as of December 31, 2017 and the exercise price of the underlying options. At December 31, 2017, 2016 and 2015, the aggregate intrinsic value of options exercised was $0, $0 and $0, respectively. At December 31, 2017, 2016 and 2015 the aggregate intrinsic value of options outstanding and exercisable was $0, $0 and $0, respectively. There were no unamortized options as of December 31, 2017.

Warrants

Warrants	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2015	20,000	$6.64
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at December 31, 2015	20,000	$6.64
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at December 31, 2016	20,000	$6.64
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at December 31, 2017	20,000	$6.64
Exercisable at December 31, 2017	20,000	$6.64

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

The weighted average contractual term (in years) of warrants outstanding and exercisable as of December 31, 2017, 2016 and 2015 were 0.76, 1.76 and 2.76, respectively.

In FY 2017, FY 2016 and FY 2015, 0, 0 and 0 warrants, respectively, were exercised.

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

The following tables summarize information about unvested restricted stock transactions:

	FY 2017		FY 2016		FY 2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1,	1,280,500	$26.32	2,222,508	$20.06	2,699,732	$22.40
Granted	487,736	8.04	659,821	7.41	355,588	20.34
Vested	(318,923)	10.64	(1,573,817)	9.65	(806,508)	27.72
Forfeited/Canceled	(141,229)	8.14	(28,012)	20.63	(26,304)	28.94
Non-vested, December 31,	1,308,084	$25.29	1,280,500	$26.32	2,222,508	$20.06

The Company has awarded time-based restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a maximum period of 5 years. The cost of the time-based restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During FY 2017, FY 2016 and FY 2015, the Company awarded approximately 0.5 million, 0.7 million and 0.4 million restricted shares, respectively, with a fair market value of approximately $3.9 million, $11.4 million and $7.2 million, respectively.

The Company has awarded performance-based restricted shares of common stock to certain employees. The awards have restriction periods tied to certain performance measures. The cost of the performance-based restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed when the likelihood of those shares being earned is deemed probable.

Compensation expense related to restricted stock grants for FY 2017, FY 2016 and FY 2015 was approximately $8.7 million (including approximately $1.0 million related to retention stock discussed below and expense related to performance based awards of approximately $4.3 million), $6.6 million (including approximately $1.7 million related to retention stock discussed below and expense related to performance based awards of approximately $1.7 million) and $10.8 million (including $5.7 million of expense related to performance based awards), respectively.  An additional amount of $10.7 million (including $1.3 million related to retention stock discussed below and expense related to performance based awards of approximately $6.5 million) of compensation expense is expected to be expensed evenly over a period of approximately two years. During FY 2017, FY 2016 and FY 2015, the Company repurchased shares valued at $1.2 million, $0.6 million and $15.5 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.

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

Short-term Shareholder Rights Plan

On January 27, 2016, the Company announced that its Board of Directors adopted a short-term shareholder rights plan (the “Rights Plan”).  The Board of Directors adopted the Rights Plan in light of activity in the Company’s shares occurring prior to the adoption of the Rights Plan, including the accumulation of meaningful positions by holders of derivatives securities, and what the Iconix Board of Directors and management believed was a currently depressed share price for the Company’s common stock.  The Rights Plan expired following the 2016 annual meeting of shareholders.  The Rights Plan had no impact on the Company’s financial reporting for FY 2017 and will not impact any future periods.

Long-Term Incentive Compensation

On March 31, 2016, the Company approved a new plan for long-term incentive compensation (the “2016 LTIP”) for key employees and granted equity awards under the 2016 LTIP in the aggregate amount of 707,028 shares at a weighted average share price of $7.31 with a then current value of approximately $5.2 million.  For each grantee other than Mr. Haugh, the Company’s Chief Executive Officer, 33% of the award was in the form of restricted stock units (“RSUs”) and 67% of the award was in the form of target level performance stock units (“PSUs”).  Mr. Haugh’s award under the 2016 LTIP consisted of 25% RSUs and 75% PSUs.  The RSUs for each grantee vest in three equal installments annually over a three-year period.  Other than for Mr. Haugh, the PSUs cliff vest over three years based on the achievement of operating income performance targets established by the Compensation Committee.  One-third of Mr. Haugh’s PSUs shall be converted to time-based awards on December 31, 2016, December 31, 2017 and December 31, 2018, based on the achievement of operating income performance targets established by the Compensation Committee, and such time-based awards shall vest and be settled on December 31, 2018.  For FY 2017 and FY 2016, approximately 0.2 million shares and less than 0.1 million shares, respectively, were forfeited in respect of the 2016 LTIP.

On March 7, 2017, the Company approved a new plan for long-term incentive compensation (the “2017 LTIP”) for certain employees and granted equity awards under the 2017 LTIP in the aggregate amount of 871,011 shares at a weighted average share price of $7.52 with a then current value of $6.6 million.  For each grantee, 33% of the award was in the form of RSUs and 67% of the award was in the form of target level PSUs.  The material terms of the PSUs and RSUs are substantially similar to those set forth in the 2016 LTIP.  Specifically, the RSUs vest one third annually on each of March 30, 2018, March 30, 2019 and March 30, 2020.  The PSUs vest based on performance metrics approved by the Compensation Committee, which, for the performance period commencing January 1, 2017 and ending on December 31, 2019, are based on the Company’s achievement of an aggregated adjusted operating income performance target as set forth in the applicable award agreements, and continued employment through December 31, 2019.  In FY 2017, approximately 0.2 million shares were forfeited in respect of the 2017 LTIP.

9. Earnings (Loss) Per Share

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

As of December 31, 2017, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, all of the shares (or approximately 0.7 million) were anti-dilutive, compared to 0.1 million that were anti-dilutive as of December 31, 2016.

As of December 31, 2017, of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers, all of the shares (or approximately 1.1 million) were anti-dilutive compared to less than 0.1 million that were anti-dilutive as of December 31, 2016.

For both FY 2017 and FY 2016, warrants issued in connection with the Company’s 1.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	FY 2017	FY 2016	FY 2015
Basic	57,112	52,338	48,293
Effect of exercise of stock options	—	—	—
Effect of assuming vesting of performance related to restricted stock-based awards	—	—	—
Effect of assumed vesting of restricted stock	—	—	—
Effect of convertible notes subject to conversion	—	—	—
Diluted	57,112	52,338	48,293

In accordance with ASC 480, the Company considers its redeemable non-controlling interest in its computation of earnings per share.  For FY 2017, adjustments to the Company’s redeemable non-controlling interest had an impact on the Company’s earnings per share calculation as follows:

Year Ended
December 31, 2017
Net loss from continuing operations attributable to Iconix Brand Group, Inc.	$(535,278)
Accretion of redeemable non-controlling interest	(5,589)
Net loss attributable to Iconix Brand Group, Inc. after accretion of redeemable non-controlling interest	(540,867)

Net income from discontinued operations attributable to Iconix Brand Group, Inc.	46,025

Net loss attributable to Iconix Brand Group, Inc.	$(494,842)

(Loss) earnings per share - basic:
Continuing operations	$(9.47)
Discontinued operations	$0.81
(Loss) earnings per share - basic	$(8.66)

(Loss) earnings per share - diluted:
Continuing operations	$(9.47)
Discontinued operations	$0.81
(Loss) earnings per share - diluted	$(8.66)
Weighted average number of common shares outstanding:
Basic	57,112
Diluted	57,112

For each of FY 2016 and FY 2015, adjustments to the Company’s redeemable non-controlling interest had no impact on the Company’s earnings per share calculation.

See Note 7 for discussion of hedges related to our convertible notes.

10. Contingencies

In July 2013, Signature Apparel Group LLC, referred to as Signature, filed an amended complaint in an adversary proceeding captioned Signature Apparel Group LLC v. ROC Fashions, LLC, et al., Adv. Pro. No. 11-02800-REG in the United States Bankruptcy Court for the Southern District of New York that, among others, named as defendants the Company and Studio IP Holdings, LLC, referred to as Studio IP (the Company and Studio IP are collectively referred to as Iconix).  The causes of action in the amended complaint relate to a series of events from September 2009 with respect to which Signature sought at least $8.8 million in damages from Iconix.  In August 2017, the Bankruptcy Court rendered a decision in this matter.  In that decision, the Court found that one of Signature’s principals must disgorge $2.05 million of the consulting fees that he received in breach of his fiduciary duties to Signature and that Iconix was jointly and severally liable for this amount, plus interest as applicable.  The Court also found Iconix liable on the causes of action asserted against it in the amended complaint, including negligent misrepresentation, aiding and abetting breach of fiduciary duty, breach of contract (Studio IP only), fraud, and tortious interference with contract (the Company only).  The Court ordered supplemental post-trial briefing related solely to the calculation of additional damages, if any, to be awarded to Signature.  Signature now alleges damages of up to $70 million, plus counsel fees and interest as applicable.  Iconix strongly disagrees with the basis for and amounts of damages claimed by Signature, and argued vigorously that no additional damages are warranted.  On January 12, 2018, Signature filed an application with the Court for reimbursement of its counsel fees and expenses totaling approximately $4.2 million that it purportedly incurred in the adversary proceeding.  Iconix will vigorously oppose Signature’s application.  Given the uncertainty of how the Bankruptcy Court will rule with respect to damages and counsel fees, Iconix cannot estimate the amount of additional damages, if any, at this time.

On May 1, 2017, 3TAC, LLC, referred to as 3TAC, a former licensee of the Company, and West Loop South, LLC, referred to as West Loop (3TAC and West Loop collectively referred to as Plaintiffs), sued the Company, its affiliate, IP Holdings Unltd., LLC, referred to as IPHU, and the Company’s former CEO, Neil Cole (the Company, IPHU, and Cole are collectively referred to as the Iconix Parties), in the action captioned 3TAC, LLC and West Loop South, LLC v. Iconix Brand Group, Inc., and Neil Cole, Case No. 16-cv-08795-KBF-RWL in the United States District Court for the Southern District of New York.  Plaintiffs asserted claims for breach of contract, tortious inference with contract and business relations, unjust enrichment, trade libel and prima facie tort relating to the Iconix Parties’ alleged breach of a Global License Agreement, as amended, between 3TAC and IPHU concerning intellectual property rights in and to the Marc Ecko brands, the Iconix Parties’ alleged interference with 3TAC’s performance thereunder, and the Iconix Parties’ alleged interference with a related sublicense between 3TAC and West Loop.  On October 27, 2017, Judge Katherine B. Forrest granted the Iconix Parties’ motion to dismiss Plaintiffs’ unjust enrichment, trade libel and prima facie tort claims.  Plaintiffs seek damages of up to $19 million for their remaining claims, plus counsel fees and interest.  The Iconix Parties are vigorously defending against the remaining claims.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

On November 1, 2017, Seth Gerszberg and EGRHC, LLC, collectively referred to as Plaintiffs, a successor in interest to Suchman, LLC, referred to as Suchman, a company wholly-owned by Gerszberg that entered into a joint venture with the Company pursuant to which they formed IP Holdings Unltd., LLC, referred to as IPHU, filed an action captioned Gerszberg and EGRHC, LLC v. Iconix Brand Group, Inc., IP Holdings Unltd, LLC and Neil Cole, Case No. 17-cv-08421-KBF-RWL in the United States District Court for the Southern District of New York.  Plaintiffs seek in excess of $100 million for the Company’s, IPHU’s, and Neil Cole’s (collectively referred to as the Iconix Parties) alleged breach of IPHU’s Operating Agreement and related breaches of fiduciary duties, breach of an agreement pursuant to which the Company bought out Suchman’s interest in IPHU and fraudulent inducement into the same, and unjust enrichment.  The core of Plaintiffs’ allegations concern the intellectual property rights in and to the Marc Ecko brands.  The Iconix Parties are vigorously defending against the claims asserted by Plaintiffs.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

In April 2016, New Rise Brands Holdings, LLC, referred to as New Rise, a former licensee of the Ecko Unlimited trademark, and Sichuan New Rise Import & Export Co. Ltd., referred to as Sichuan, the guarantor under New Rise's license agreement, commenced an action captioned New Rise Brands Holdings, LLC and Sichuan New Rise Import & Export Co. Ltd v. IP Holdings, LLC, et al., Index No. 652278/2016 in the New York State Supreme Court, New York County against the Company’s subsidiary, IP Holdings, LLC, referred to as IP Holdings, seeking damages of $15 million, plus punitive damages of $50 million, counsel fees and costs.  Among other claims, New Rise and Sichuan allege improper termination of New Rise’s license agreement, fraud and misappropriation. IP Holdings is vigorously defending against the claims and has asserted counterclaims against New Rise and Sichuan. At this time, the Company is unable to estimate the ultimate outcome of this matter.

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

Three securities class actions have been consolidated in the United States District Court for the Southern District of New York, under the caption In re Iconix Brand Group, Inc., et al., Docket No. 1:15-cv-4860, against the Company and certain former officers and one current officer (the “Class Action”). The plaintiffs in the Class Action purport to represent a class of purchasers of the Company’s securities from February 22, 2012 to November 5, 2015, inclusive, and claim that the Company and individual defendants violated sections 10(b) and 20(a) of the Exchange Act, by making allegedly false and misleading statements regarding certain aspects of the Company’s business operations and prospects. On October 25, 2017, the Court granted the motion to dismiss the consolidated amended complaint filed by the Company and the individual defendants with leave to amend.  On November 14, 2017, the plaintiffs filed a second consolidated amended complaint. On February 2, 2018, the defendants moved to dismiss the second consolidated amended complaint. The Company and the individual defendants intend to vigorously defend against the claims. At this time, the Company is unable to estimate the ultimate outcome of these matters.

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

11. Related Party Transactions

During FY 2017, the Company incurred less than $0.1 million in advertising expenses with Galore Media, Inc. to promote certain of the Company’s brands and for the rights to certain warrants of Galore Media, Inc.  The Company owned a minority interest in Galore Media, Inc.   The Company sold its interest in Galore Media during FY 2017 as discussed in Note 4.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

During FY 2016 and FY 2015, the Company incurred less than $0.1 million per year in consulting fees in connection with a consulting arrangement entered into with Mark Friedman, a member of the Company’s Board of Directors, relating to the provision by Mr. Friedman of investor relations services.  Such consulting agreement was terminated on May 3, 2016.  There were no such consulting fees incurred during FY 2017.

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  As of December 31, 2017, December 31, 2016, and December 31, 2015, the Company recognized the following royalty revenue amounts:

	FY 2017	FY 2016	FY 2015
Joint Venture Partner
Global Brands Group Asia Limited(1)(2)	$18,011	$3,696	$5,672
Buffalo International ULC	690	13,848	12,311
Rise Partners, LLC / Top On International Group Limited	1,054	2,050	5,469
M.G.S. Sports Trading Limited	576	615	609
Pac Brands USA, Inc.	278	434	519
Albion Equity Partners LLC / GL Damek	2,264	2,177	2,556
Anthony L&S	165	—	1,454
Roc Nation	—	—	400
MHMC(3)	1,800	1,240	300
	$24,838	$24,060	$29,290

(1)

Royalty revenue of less than $0.1 million, approximately $0.5 million, and approximately $1.0 million for FY 2017, FY 2016 and FY 2015, respectively, which is included in the amounts presented in the table above, relates to royalty revenue associated with Peanuts Worldwide which has been reclassified in to income from discontinued operations on the Company’s consolidated statement of operations for all periods presented.

Additionally, GBG also serves as agent to Peanuts Worldwide for the Greater China Territory for Peanuts brands.  As of June 30, 2017, due to the completion of the sale of the Entertainment segment, GBG is no longer a related party in its capacity as agent of Peanuts Worldwide.  For the years ended FY 2017, FY 2016 and FY 2015, Global Brands Group Asia Limited earned fees of approximately $0.7 million, $3.3 million, and $3.0 million, respectively, in its capacity as agent to Peanuts Worldwide which have been recorded within discontinued operations in the Company’s consolidated statement of operations.

(2)

Prior to February 2017, Buffalo International ULC maintained the Buffalo license agreement.  However, starting in February 2017, Buffalo International ULC effectively assigned the Buffalo license agreement to GBG.  The license revenue from the Buffalo license agreement represents approximately $16.1 million of the total license revenue for GBG shown in the table above for FY 2017.

(3)

MHMC became a related party to the Company in July 2016 upon consummation of an agreement between a Company subsidiary and MHMC to sell to MHMC up to an aggregate 50% ownership interest in Umbro China.  Refer to Note 4 for further details.

12. Operating Leases

Future net minimum lease payments under non-cancelable operating lease agreements as of December 31, 2017 are approximately as follows:

Year ending December 31,
2018	$2,575
2019	2,455
2020	2,520
2021	2,426
2022	2,063
Thereafter	3,188
Totals	$15,227

The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

Rent expense was approximately $3.4 million, $3.5 million, and $2.4 million for FY 2017, FY 2016 and FY 2015, respectively. Contingent rent amounts have been immaterial for all periods.

13. Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. During FY 2017, FY 2016 and FY 2015, the Company made contributions to the Savings Plan of approximately $0.2 million, $0.2 million and $0.2 million, respectively. Stock-based awards are provided to certain employees under the terms of the Company’s Amended and Restated 2009 Plan. These plans are administered by the Compensation Committee of the Board of Directors.

With respect to performance-based restricted common stock units, the number of shares that ultimately vest and are received by the recipient is based upon various performance criteria. Though there is no guarantee that performance targets will be achieved, the Company estimates the fair value of performance-based restricted stock based on the closing stock price on the grant date. Over the performance period, the number of shares of common stock that will ultimately vest and be issued is adjusted upward or downward based upon the Company’s estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as defined under the 2016 Amended and Restated Plan. Restricted common stock units are unit awards that entitle the recipient to shares of common stock upon vesting annually over as much as 5 years for time-based awards or over five years for performance-based awards. The fair value of restricted common stock units is determined on the date of grant, based on the Company’s closing stock price.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these items and the third consecutive year of pretax losses (resulting from impairment), management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance for all taxing jurisdictions as of December 31, 2017, other than for Canadian operations and certain assets for the US that management believe will be available to reduce current federal taxes on the balance sheet at December 31, 2017.  In addition, the Company continues to have deferred tax liabilities related to indefinite lived intangibles on the balance sheet in an amount of approximately $11.5 million which cannot be considered to be a source of taxable income to offset deferred tax assets.

At December 31, 2017, the Company has approximately $20.4 million in federal net operating loss carryforwards (NOLs) which will expire in FY 2035 if unused.  The Company also has foreign tax credit carryforwards of approximately $5.3 million which will expire in 2023 and 2024.  The Company also has approximately $22.8 million apportioned state and local NOLs that expire in 2034 and 2035 if not used.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act. The new law, which is also commonly referred to as “U.S. tax reform”, significantly changes U.S. corporate income tax laws. The primary impact on the Company’s 2017 financial results was associated with the effect of reducing the U.S. corporate income tax rate from 35% to 21% starting in 2018. As a result, the Company has estimated a net benefit of $67 million during the fourth quarter of 2017.  Other provisions of the law are not effective until January 1, 2018, including, but are not limited to, creating a territorial tax system, eliminating or limiting the deduction of certain expenses including interest expense, and requiring a tax of earnings generated by foreign subsidiaries that are in excess of a specified return.

As of December 31, 2017, the Company has not completed its accounting for the tax effects of the enactment of the law.  However, the Company has made a reasonable estimate and recorded in the fourth quarter of 2017 (i) a net income tax provision of $34 million resulting from the remeasurement of the Company’s net deferred income tax assets and liabilities and uncertain tax liabilities based on the new reduced U.S. corporate income tax rate, and (ii) an income tax benefit of $101 million from the remeasurement of the Company’s valuation allowance for the impact of the law on certain tax attributes. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on its existing accounting under GAAP and the provisions of the tax laws that were in effect prior to enactment. One such case is the Company’s intent regarding whether to continue to assert indefinite reinvestment on a part or all the foreign undistributed earnings, as discussed further below.

The Company is still analyzing the new tax law and refining its calculations, which could potentially impact the measurement of its income tax balances. Once the Company finalizes its analysis and certain additional tax calculations and tax positions, which are subject to complex tax rules and interpretation when it files its 2017 U.S. tax return, it will be able to conclude on any further adjustments to be recorded on these provisional amounts. Any such change will be reported as a component of income taxes in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

The Company’s consolidated effective tax rate from continuing operations was 14.7% and 23.3% for the Year ended December 31, 2017 and December 31, 2016, respectively.  The decrease in the effective tax rate for the Current Year’s effective tax rate as compared to the Prior Year is primarily a result of the establishment of a valuation allowance on the deferred tax assets. This charge had the effect of reducing the tax benefit on the pretax loss which lowers the effective tax rate.

In June 2017, the Company made a one-time cash distribution of approximately $72.5 million from its foreign subsidiaries to its U.S. parent.  The cash was utilized to repay a portion of the outstanding principal balance of the Company’s Senior Secured Term Loan and the corresponding prepayment premium as discussed in Note 7.  The Company has accrued no additional taxes associated with this distribution as we accounted for the distribution as non-taxable return of capital for U.S. tax purposes.

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

Pre-tax book income (loss) for FY 2017, FY 2016 and FY 2015 were as follows:

	FY 2017	FY 2016	FY 2015
Domestic	$(575,547)	$(255,003)	$(330,259)
Foreign	(77,885)	(80,946)	16,260
Total pre-tax loss	$(653,432)	$(335,949)	$(313,999)

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated statement of operations consists of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Current:
Federal	$(1,152)	$7,140	$6,927
State and local	986	702	3,765
Foreign	8,358	9,557	5,256
Total current	$8,192	$17,399	$15,948
Deferred:
Federal	(93,376)	(94,058)	(117,623)
State and local	(93)	594	(526)
Foreign	(10,700)	(2,060)	(1,700)
Total deferred	(104,169)	(95,524)	(119,849)
Total benefit	$(95,977)	$(78,125)	$(103,901)

As of December 31, 2017, the amount of indefinitely reinvested foreign earnings was zero. As a result of the enactment of the new law, the Company has estimated that the previously deferred earnings of its foreign subsidiaries do not result in a charge relating to the one-time Tax Reform transition tax.

The significant components of net deferred tax assets and liabilities of the Company consist of the following:

	December 31,
	2017	2016
State net operating loss carryforwards	$1,225	$753
U.S. Federal net operating loss carryforwards	4,278	6,467
Receivable reserves	675	5,495
Hedging transaction	551	5,611
Intangibles	68,922	3,185
Investment in joint ventures	6,733	—
Equity compensation	2,600	2,030
Foreign Tax Credit	5,317	18,190
Other	7,183	5,572
Total deferred tax assets	97,484	47,303
Valuation allowance	(80,800)	—
Net deferred tax assets	$16,684	$47,303
Trademarks, goodwill and other intangibles	—	(41,422)
Depreciation	(614)	(744)
Difference in cost basis of acquired intangibles	(22,652)	(50,650)
Convertible notes	(392)	(7,889)
Investment in joint ventures	—	(31,813)
Total deferred tax liabilities	(23,658)	(132,518)
Total net deferred tax liabilities	$(6,974)	$(85,215)
Balance Sheet detail on total net deferred tax assets (liabilities):
Non-current portion of net deferred tax assets	$4,492	$884
Non-current portion of net deferred tax liabilities	$(11,466)	$(86,099)

The following is a rate reconciliation between the amount of income tax provision (benefit) at the Federal rate of 35% and provision (benefit) from taxes on income (loss) before income taxes:

	Year ended December, 31
	2017	2016	2015
Income tax benefit computed at the federal rate of 35%	$(228,701)	$(117,582)	$(109,900)
Increase (reduction) in income taxes resulting from:
State and local income taxes (benefit), net of federal income tax	(8,511)	695	6,103
Non-controlling interest	8,869	567	1,257
Unrecognized tax benefits	1,690	241	6,985
Valuation allowance	80,800	—	(11,205)
Change in position of prior year foreign tax credits	8,410	—	—
Non-deductible executive compensation	929	1,330	645
Foreign Earnings (rate differential)	6,287	37,384	235
US Tax Reform / rate reduction	34,205	—	—
Other, net	45	(760)	1,979
Total	$(95,977)	$(78,125)	$(103,901)

During the fourth quarter of 2017, the Company decided to amend its 2015 and 2016 federal returns in order to change its position as it relates to foreign tax credits generated in those years.  The Company will take as a tax deduction these foreign tax credits as opposed to a credit carried over to future years.  This resulted in a charge of approximately $8.4 million in 2017.

With the exception of the Buffalo brand joint venture, Diamond Icon Joint Venture and Iconix Middle East joint venture, the Company is not responsible for the income taxes related to the non-controlling interest’s share of the joint venture’s earnings. Therefore, the tax liability associated with the non-controlling interest share of the joint venture’s earnings is not reported in the Company’s income tax expense, despite the joint venture’s entire income being consolidated in the Company’s reported income before income tax expense. As such, the joint venture’s earnings have the effect of lowering our effective tax rate. This effect is more pronounced in periods in which joint venture earnings are higher relative to our other earnings. Since the Buffalo brand joint venture is a taxable entity in Canada, and the Diamond Icon joint venture and Iconix Middle East joint venture are taxable entities in the United Kingdom, the Company is required to report its tax liability, including taxes attributable to the non-controlling interest, in its statement of operations. All other consolidated joint ventures are partnerships and treated as pass-through entities not subject to taxation in their local tax jurisdiction, and therefore the Company includes only the tax attributable to its proportionate share of income from the joint venture in income tax expense.

The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal income tax purposes, during the fourth quarter of 2016, the Internal Revenue Service initiated an audit of the 2014 federal tax return which is ongoing.  For state tax purposes, our 2011 and forward tax years remain open for examination by New York State.  During 2017, the Company concluded its New York City audit covering 2007 through 2014.  This resulted in a tax charge of approximately $2.0 million recorded during the year.  The Company also files returns in numerous foreign jurisdictions that have varied years remaining open for examination, but generally the statute of limitations is three to four years from when the return is filed.

At December 31, 2017, December 31, 2016 and December 31, 2015, the total unrecognized tax benefit was approximately $0.4 million, $7.5 million and $7.5 million, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2017	2016	2015
Uncertain tax positions at January 1	$7,470	$7,470	$1,180
Additions for current year tax positions	—	—	—
Additions for prior year tax positions	—	—	7,470
Reductions for prior year tax positions	(397)	—	—
Settlements	(6,719)	—	(1,180)
Uncertain tax positions at December 31	$354	$7,470	$7,470

Approximately $0.5 million of unrecognized tax benefits at December 31, 2017 would affect the Company's effective tax rate if recognized. The Company believes it is reasonably possible that there may be a reduction of approximately $0.4 million of unrecognized tax benefits in the next 12 months as a result of settlements with taxing authorities and or statute of limitations expirations.

The Company is continuing its practice of recognizing interest and penalties to income tax matters in income tax expense. Total interest related to uncertain tax positions for FY 2017, FY 2016 and FY 2015 were $0.9 million, $0.2 million and $1.2 million, respectively. There were no penalties accrued in any of these periods.

15. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the years ended December 31, 2017 and December 31, 2016:

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2016	$(67,735)	$(2,693)	$(70,428)
Changes before reclassifications	19,632	(484)	19,148
Amounts reclassified from accumulated other comprehensive income	—	—	—
Current period other comprehensive income	19,632	(484)	19,148
Balance at December 31, 2017	$(48,103)	$(3,177)	$(51,280)

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2015	$(60,190)	$(703)	$(60,893)
Changes before reclassifications	(7,545)	(1,990)	(9,535)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Current period other comprehensive income	(7,545)	(1,990)	(9,535)
Balance at December 31, 2016	$(67,735)	$(2,693)	$(70,428)

16. Segment and Geographic Data

The Company identifies its operating segments for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer, the Company’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. Beginning as of October 1, 2016, the Company has disclosed the following distinct reportable operating segments: men’s, women’s, home, entertainment, and international. Therefore, the Company has disclosed these reportable operating segments for the periods shown below. Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported.

During FY 2017, the Company has classified the results of its Entertainment operating segment as discontinued operations in our consolidated statement of operations for all periods presented.  See Note 2 for further details.

The reportable operating segments described below represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s CODM to evaluate performance and allocate resources.  In identifying the Company’s reportable operating segments, the Company considers its management structure and the economic characteristics, customers, sales growth potential and long-term profitability of its operating segments.  As such, the Company configured its operations into the following four reportable operating segments:

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

The geographic regions consist of the United States and Other (which principally represent Latin America and Europe). Revenues attributable to each region are based on the location in which licensees are located and where they principally do business.

Reportable data for the Company’s operating segments were as follows:

	FY 2017	FY 2016	FY 2015
Licensing revenue:
Men’s	$39,780	$48,635	$55,208
Women’s	96,833	106,527	118,038
Home	28,807	38,370	36,473
International	60,413	61,611	61,871
	$225,833	$255,143	$271,590
Operating income (loss):
Men’s	$(144,779)	$(132,574)	$(334,164)
Women’s	(215,570)	62,565	101,074
Home	(76,680)	(18,105)	(7,321)
International	(64,826)	(162,986)	(3,503)
Corporate	(62,796)	(21,720)	(55,013)
	$(564,651)	$(272,820)	$(298,927)

Licensing revenue by category:
Direct-to-retail license	$120,555	$138,395	$147,000
Wholesale licenses	105,041	116,661	124,590
Other licenses	237	87	—
	$225,833	$255,143	$271,590
Licensing revenue by geographic region:
United States	$163,809	$186,829	$204,290
Other (1)	62,024	68,314	67,300
	$225,833	$255,143	$271,590

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

17. Consolidated Interim Financial Information (Unaudited)

Consolidated financial information FY 2017 and FY 2016 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2017(1)
Licensing revenue	$58,722	$61,647	$53,165	$52,299
Operating income (loss), net	33,610	15,875	(595,858)	(18,278)
Provision (benefit) for income taxes	5,887	(5,501)	(29,606)	(66,757)
Net income (loss) from continuing operations, net of tax	6,890	(9,948)	(580,813)	26,416
Net income (loss) from continuing operations attributable to Iconix Brand Group, Inc.	4,402	(13,852)	(550,571)	24,743
Net income (loss) from discontinued operations, net of tax	(7,379)	59,127	(2,130)	(650)
Net income (loss) from discontinued operations attributable to Iconix Brand Group, Inc.	(8,682)	57,493	(2,130)	(656)
Net income (loss) attributable to Iconix Brand Group, Inc.	(4,280)	43,641	(552,701)	24,087
Basic earnings (loss) per share from continuing operations	$0.06	$(0.26)	$(9.64)	$0.40
Basic earnings (loss) per share from discontinued operations	$(0.15)	$1.01	$(0.04)	(0.01)
Diluted earnings (loss) per share from continuing operations	$0.06	$(0.26)	$(9.64)	$0.40
Diluted earnings (loss) per share from discontinued operations	$(0.15)	$1.00	$(0.04)	(0.01)
Comprehensive income (loss) from continuing operations	8,949	1,869	(574,414)	25,289
Comprehensive income (loss) from continuing operations attributable to Iconix Brand Group, Inc.	6,461	(2,035)	(544,172)	23,616
FY 2016(2)
Licensing revenue	$67,676	$68,209	$60,457	$58,801
Operating income (loss), net	46,273	38,046	31,075	(388,214)
Provision (benefit) for income taxes	8,836	6,888	9,433	(103,282)
Net income (loss) from continuing operations, net of tax	17,656	14,492	17,065	(307,037)
Net income (loss) from continuing operations attributable to Iconix Brand Group, Inc.	14,629	10,602	14,180	(293,909)
Net income (loss) from discontinued operations, net of tax	5,465	2,582	2,734	(2,465)
Net income (loss) from discontinued operations attributable to Iconix Brand Group, Inc.	3,987	980	1,036	(3,639)
Net income (loss) attributable to Iconix Brand Group, Inc.	18,616	11,582	15,216	(297,548)
Basic earnings (loss) per share from continuing operations	$0.30	$0.22	$0.26	$(5.23)
Basic earnings (loss) per share from discontinued operations	$0.08	$0.02	$0.02	$(0.06)
Diluted earnings (loss) per share from continuing operations	$0.29	$0.21	$0.25	$(5.23)
Diluted earnings (loss) per share from discontinued operations	$0.08	$0.02	$0.02	$(0.06)
Comprehensive income (loss) from continuing operations	28,160	6,717	20,112	(322,348)
Comprehensive income (loss) from continuing operations attributable to Iconix Brand Group, Inc.	25,133	2,827	17,227	(309,220)

(1)

FY 2017: Operating income (loss), net includes a non-cash impairment charge of $625.5 million recorded in the third quarter and a non-cash impairment charge of $4.1 million recorded in the fourth quarter.  Additionally, operating income (loss), net included a non-cash investment impairment charge of $16.8 million recorded in the fourth quarter.  The non-cash impairment charge is related to brands across all of the Company’s operating segments, a gain of $3.8 million related to the deconsolidation of the Company’s Iconix Southeast Asia joint venture in the third quarter.  Included in net income (loss) from continuing operations attributable to Iconix Brand Group, Inc. is a net loss on extinguishment of debt of $20.9 million related to the principal prepayments made on the Company’s Senior Secured Term Loan and Senior Secured Notes as well as the repurchase of the Company’s 1.50% Convertible Notes during the first, second and third quarters (refer to Note 7 for further details), a gain of $2.7 million related to the sale of the Company’s interest in Complex Media (refer to Note 4 for further details), a gain of $0.9 million related to the sale of the Company’s interest in Badgley Mischka Canada and Sharper Image Canada during the third quarter.

(2)

FY 2016:  Operating income (loss), net includes a non-cash impairment charge of $438.1 million recorded in the fourth quarter. The non-cash impairment charge is related to brands across all of the Company’s operating segments.  Included in net income

(loss) attributable to Iconix Brand Group, Inc. is a net loss on extinguishment of debt related to the repurchase of the Company’s 1.50% Convertible Notes and 2.50% Convertible Notes as well as principal prepayments made on the Company’s Senior Secured Term Loan during the second, third and fourth quarters (refer to Note 7 for further details), a gain of $28.1 million related to the Company’s sale of the Sharper Image intellectual property and related assets, a gain of $11.8 million related to the Company’s sale of the Badgley Mischka intellectual property and related assets, a cash gain of $10.2 million related to the Company’s sale of its investments in Complex Media in the third quarter and a gain of $7.3 million related to the recoupment and final settlement of unearned incentive compensation from the Company’s former CEO in connection with the previously announced financial restatements during the fourth quarter.

18. Other Assets- Current and Long-Term

Other Assets – Current

	December 31, 2017	December 31, 2016
Other assets- current consisted of the following:
Notes receivables on sale of trademarks(2)	$3,097	$3,202
Note receivable in connection with Strawberry Shortcake acquisition(1)	—	1,240
Note receivable in connection with acquisition of interest in Buffalo brand (see Note 4)	2,515	2,515
Due from DHX Media, Ltd. (3)	1,175	—
Prepaid advertising	2,453	3,322
Prepaid expenses	4,621	877
Deferred charges	—	193
Prepaid taxes	32,009	15,136
Prepaid insurance	1,428	18
Due from related parties	3,843	3,600
Other current assets	709	1,573
	$51,850	$31,676

(1)

The Note receivable in connection with Strawberry Shortcake acquisition represented amounts due from AG in respect of non-compete payments pursuant to a License Agreement entered into with AG simultaneously with the closing of the transaction.  This Note receivable was fully paid in February 2017.

(2)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the consolidated balance sheet.  Refer to Note 4 for further details.

(3)

This amount represents the remaining amount due from DHX as a result of amounts reimbursable to the Company of $1.2 million associated with the transitional service agreement between DHX and the Company and other infrastructure and IT expenses which were incurred by the Company subsequent to the completion of the sale of the Entertainment segment on June 30, 2017.  Refer to Note 2 for further details.

Other Assets – Long Term

	December 31,	December 31,
	2017	2016
Other noncurrent assets consisted of the following:
Notes receivable on sale of trademarks(1)	$—	$1,677
Prepaid interest	5,601	8,061
Deposits	616	613
Other noncurrent assets	51	368
	$6,268	$10,719

(1)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the consolidated balance sheet.  Refer to Note 4 for further details.

19. Other Liabilities – Current

As of December 31, 2017, other current liabilities of $13.6 million related to $9.2 million due to certain joint ventures that are not consolidated with the Company as well as $4.4 million owed to Buffalo International for distributions associated with the Buffalo joint venture as compared to $1.3 million as of December 31, 2016 related to amounts due to certain joint ventures that are not consolidated with the Company.

20. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings which are wholly owned subsidiaries of the Company, located in Luxembourg, is the Euro.  However, the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in FY 2017, FY 2016 and FY 2015, the Company recorded a $3.1 million currency translation loss, a $1.3 million currency translation gain and a $10.1 million currency translation gain, respectively, that is included in the consolidated statements of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During FY 2017, FY 2016 and FY 2015, the Company recognized as a component of our comprehensive income (loss), a foreign currency translation gain of $19.6 million, a foreign currency translation loss of $7.5 million and a foreign currency translation loss of $36.0 million, respectively, due to changes in foreign exchange rates.

21. Subsequent Events

Private Exchange of Convertible Notes. On February 12, 2018, the Company entered into the Exchange Agreements.  On February 22, 2018, the Company consummated the Note Exchange, pursuant to which the Company exchanged approximately $125 million aggregate principal amount of 1.50% Convertible Notes for 5.75% Convertible Notes issued by the Company in an aggregate principal amount of approximately $125 million.

Consummation of the Note Exchange satisfied one of the principal conditions to the availability of the Second Delayed Draw Term Loan under the DB Credit Agreement that the Company achieve a reduction in the outstanding principal amount of the 1.50% Convertible Notes of at least $100.0 million.  In addition, the Company satisfied the remaining conditions to the availability of the Second Delayed Draw Term Loan, which included (i) the Company being in financial covenant compliance, on a pro forma basis as of the time of the requested borrowing and on a projected basis for the succeeding 12 months based on projections reasonably acceptable to the lenders, and (ii) there not existing a default or event of default under the DB Credit Agreement as of the time of the borrowing.  On March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes in an amount to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018.

Interest on the 5.75% Convertible Notes may be paid in cash, shares of the Company’s common stock, or a combination of both, at the Company’s election, subject to the Aggregate Share Cap (as described below). If the Company elects to pay all or a portion of an interest payment in shares of common stock, the number of shares of common stock payable will be equal to the applicable interest payment divided by the average of the 10 individual volume-weighted average prices for the 10-trading day period ending on and including the trading day immediately preceding the relevant interest payment date.

The 5.75% Convertible Notes are (i) secured by a second lien on the same assets that secure the obligations of IBG Borrower under the DB Credit Agreement and (ii) guaranteed by IBG Borrower and same guarantors as those under the DB Credit Agreement, other than the Company.

Unless and until the Company obtains requisite stockholder approval to increase the Aggregate Share Cap, the aggregate number of shares of common stock deliverable by the Company will be subject to the Aggregate Share Cap.

The Company will not be obligated to make payments in cash in lieu of shares of common stock until April 15, 2019.

Subject to certain conditions and limitations, the Company may cause all or part of the 5.75% Convertible Notes to be automatically converted.

Holders converting their 5.75% Convertible Notes (including in connection with a mandatory conversion) shall also be entitled to receive a payment from the Company equal to the Conversion Make-Whole Payment if such conversion occurs after a regular record date and on or before the next succeeding interest payment date), through and including the maturity date (determined as if such conversion did not occur).

If the Company elects to pay all or a portion of a Conversion Make-Whole Payment in shares of common stock, the number of shares of common stock payable will be equal to the applicable Conversion Make-Whole Payment divided by the average of the 10 individual volume-weighted average prices for the 10-trading day period immediately preceding the applicable conversion date.

Subject to certain limitations pursuant to the DB Credit Agreement, from and after the one-year anniversary of the closing of the Note Exchange, the Company may redeem for cash all or part of the 5.75% Convertible Notes at any time by providing at least 30 days’ prior written notice to holders of the 5.75% Convertible Notes.

If the Company undergoes a fundamental change prior to maturity, each holder will have the right, at its option, to require the Company to repurchase for cash all or a portion of such holder’s 5.75% Convertible Notes at a fundamental change purchase price equal to 100% of the principal amount of the 5.75% Convertible Notes to be repurchased, together with interest accrued and unpaid to, but excluding, the fundamental change purchase date.

The Company will be subject to certain restrictive covenants pursuant to the 5.75% Convertible Note Indenture, including limitations on (i) liens, (ii) indebtedness, (iii) asset sales, (iv) restricted payments and investments, (v) prepayments of indebtedness and (vi) transactions with affiliates.

Third Amendment to the DB Credit Agreement.  On February 12, 2018, the Company, through IBG Borrower, entered the Third Amendment to the DB Credit Agreement. The Third Amendment provides for, among other things, amendments to certain restrictive covenants and other terms set forth in the DB Credit Agreement, as amended, to permit (i) IBG Borrower to enter into the 5.75% Notes Indenture (as described above) and a related intercreditor agreement that is anticipated to be executed and (ii) the Note Exchange. In connection with the Third Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the loan (“Third Amendment Flex”). After giving effect to the additional Third Amendment Flex, the Company estimates that it could be responsible for payments on account of the Third Amendment Flex in an aggregate total amount of up to $6.1 million.

Fourth Amendment to the DB Credit Agreement. The Company, through IBG Borrower, entered into the Fourth Amendment to the DB Credit Agreement as of March 12, 2018. The Fourth Amendment provides, among other things, that the funding date for the Second Delayed Draw Term Loan is March 14, 2018 instead of March 15, 2018.

Repayment of Remaining 1.50% Convertible Notes. On March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018.

Complex Media. On January 30, 2018, the Company received the remaining escrow balance of approximately $1.0 million in relation to the sale of the Company’s ownership interest in Complex Media.  Refer to Note 4 for further details.

22. Other Matters

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

During FY 2017, FY 2016 and FY 2015, the Company included in its selling, general and administrative expenses approximately $9.6 million, $14.3 million and $11.1 million, respectively, of charges for professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation, the class action and derivative litigations, and costs related to the transition of the Company’s management (which includes $0.6 million, $2.8 million and $4.6 million in FY 2017, FY 2016 and FY 2015, respectively).

Schedule II - Valuation and Qualifying Accounts

Iconix Brand Group, Inc. and Subsidiaries

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Reserves and allowances deducted from asset accounts:
Accounts Receivables(a)(b):
Year ended December 31, 2017	$16,409	$5,794	$(14,281)	$7,922
Year ended December 31, 2016	$8,385	$13,530	$(5,506)	$16,409
Year ended December 31, 2015	$8,738	$25,128	$(25,481)	$8,385

(a)	These amounts include reserves for bad debts.
(b)

For the year ended December 31, 2017, deductions include an impact of $0.4 million for the sale of NGX and the deconsolidation of Iconix Southeast Asia.  See Note 4 to Notes to Consolidated Financial Statements for further details.  For the year ended December 31, 2016, deductions include an impact of $3.0 million from the sale of the Entertainment segment as the assets were classified as held for sale in the Company’s consolidated balance sheet as December 31, 2016.  See Note 2 to Notes to Consolidated Financial Statements for further details.