Form 10-K/A
period 2017-12-31
ICONIX BRAND GROUP, INC.
filed 2018-04-30
CIK 857737

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2017 was approximately $386.97 million. As of April 20, 2018, 65,496,145 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Iconix Brand Group, Inc. for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

2

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

Our executive officers and directors, and their respective ages and positions, are as follows:

Name	Age	Position(s)
John N. Haugh	55	Director, President and Chief Executive Officer
David K. Jones	48	Executive Vice President and Chief Financial Officer
Jason Schaefer	43	Executive Vice President and General Counsel
F. Peter Cuneo	74	Executive Chairman of the Board
Drew Cohen[1,2]	49	Lead Director
Mark Friedman[2,3]	54	Director
Sue Gove[2,3]	59	Director
James A. Marcum[1,2]	58	Director
Sanjay Khosla[3]	66	Director
Kenneth Slutsky[1,3]	64	Director

(1)	Member of Governance/Nominating Committee.
(2)	Member of Audit Committee.
(3)	Member of Compensation Committee.

John N. Haugh has served as a Director and as our President since February 23, 2016. He has also served as our Chief Executive Officer since April 1, 2016. Prior to joining our Company, from July 2011 to February 2016, Mr. Haugh worked for Luxottica Retail North America, a division of Luxottica Group SpA, the leading optical and sunglass wholesaler and retailer in the world, most recently in the role of President of Sun, Luxury and Retail Services. From March 2009 through July 2011, Mr. Haugh was the President and Chief Merchandising Officer for Build-A-Bear Workshop, Inc. Earlier in his career, Mr. Haugh held general management, marketing, sales and operational roles with several companies including Mars, Inc., Payless ShoeSource, Inc., Universal Studios, Inc., Carlson Companies, Inc. and General Mills, Inc. Mr. Haugh previously served on the Board of Directors of Aeropostale, Inc., including as chairman of the Compensation Committee and as a member of the Nominating and Corporate Governance Committee. Aeropostale and each of its subsidiaries filed for bankruptcy in May 2016. Mr. Haugh also serves on the Board of Trustees for the International Council of Shopping Centers. Mr. Haugh obtained a Bachelor of Science degree from the University of Wisconsin-Madison in 1985 and an MBA from the International Institute of Management Development (IMD) in Lausanne, Switzerland in 1991. The Board of Directors believes that Mr. Haugh’s broad executive background, brand building and brand management expertise and experience in corporate strategy, as well as his experience as a director of a public company, make him well qualified to serve on our Board of Directors.

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

F. Peter Cuneo has served as our Executive Chairman of the Board of Directors since December 2017 and from April 2016 until December 2016. Since August 2015, and while not serving as Executive Chairman, Mr. Cuneo has served as our Chairman of the Board. He also served as our Interim Chief Executive Officer from August 2015 until April 2016. Mr. Cuneo has served on our Board of Directors since October 2006. From June 2004 through December 2009 Mr. Cuneo served as the Vice Chairman of the Board of Directors of Marvel Entertainment, Inc. (“Marvel Entertainment”), a publicly traded entertainment company active in motion pictures, television, publishing, licensing and toys, and prior thereto, he served as the President and Chief Executive Officer of Marvel Entertainment from July 1999 to December 2002. Mr. Cuneo has also served as the Chairman of Cuneo & Co., L.L.C., a private investment firm, since July 1997 and previously served on the Board of Directors of WaterPik Technologies, Inc., a New York Stock Exchange company engaged in designing, manufacturing and marketing health care products, swimming pool products and water-heating systems, prior to its sale in 2006. From October 2004 to December 2005, he served on the Board of Directors of Majesco Entertainment Company, a provider of video game products primarily for the family oriented, mass market consumer. Mr. Cuneo received a Bachelor of Science degree from Alfred University in 1967 and currently serves as the Chairman of the Alfred University Board of Trustees. Mr. Cuneo received a Masters degree in business administration from Harvard Business School in 1973. The Board of Directors believes that Mr. Cuneo’s extensive business and financial background and significant experience as an executive of Marvel Entertainment, an owner and licensor of iconic intellectual property, contributes important expertise to our Board of Directors.

Drew Cohen has served on our Board of Directors since April 2004. From August 2015 until April 2016, and since September 2016, Mr. Cohen has served as our Lead Director. Since 2007 he has been the President of Music Theatre International (“MTI”) and currently serves as its Chief Executive Officer and President. MTI represents the dramatic performing rights of classic properties, such as “West Side Story” and “Fiddler on the Roof,” and licenses over 50,000 performances a year around the world. Before joining MTI in September 2002, Mr. Cohen was, from July 2001, the Director of Investments for Big Wave NV, an investment management company, and, prior to that, General Manager for GlassNote Records, an independent record company. Mr. Cohen received a Bachelor of Science degree from Tufts University in 1990, his Juris Doctor degree from Fordham Law School in 1993, and a Masters degree in business administration from Harvard Business School in 2001. The Board believes that Mr. Cohen’s legal and business background, and experience as an executive in an industry heavily involved in the licensing business, make him well suited to serve on our Board.

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

Sue Gove has served on our Board of Directors since October 2014. Ms. Gove has been the President of Excelsior Advisors, LLC since May 2014 and has also been retained as a Senior Advisor at Alvarez & Marsal. Ms. Gove had served as the President of Golf Smith International Holdings, Inc. from February 2012 through April 2014 and as Chief Executive Officer from October 2012 through April 2014. Previously, she was Chief Operating Officer of Golfsmith International Holdings, Inc. from September 2008 through October 2012, Executive Vice President from September 2008 through February 2012 and Chief Financial Officer from March 2009 through July 2012. Ms. Gove previously had been a self-employed consultant from April 2006 until September 2008, serving clients in specialty retail and private equity. She was Executive Vice President and Chief Operating Officer of Zale Corporation from 2002 to March 2006 and a director of Zale Corporation from 2004 to 2006. She was Executive Vice President, Chief Financial Officer of Zale Corporation from 1998 to 2002 and remained in the position of Chief Financial Officer until 2003. Ms. Gove served as a director of AutoZone, Inc. from 2005 to 2017, and has served as a director of Logitech International since September 2015 and a director of Tailored Brands, Inc. since August 2017. Ms. Gove received a Bachelor of Business Administration degree from the University of Texas at Austin. The Board believes that Ms. Gove's financial background and extensive experience in executive management positions with leading retailers adds key insight and knowledge to our Board.

James A. Marcum has served on our Board of Directors since October 2007. Since January 2016, Mr. Marcum has served as an Operating Partner and Consultant for an affiliate of Apollo Global Management Holdings, LLC. Prior to that, Mr. Marcum served as an Operating Partner and Operating Executive of Tri-Artisan Capital Partners, LLC, a merchant banking firm, positions he held from December 2014 to January 2016. From August 2013 to December 2014, Mr. Marcum served as Chief Executive Officer, President and Director of Heartland Automotive Services, Inc., the nation’s largest franchisee of Jiffy Lubes. From February 2010 through December 31, 2012, Mr. Marcum served as the Chief Executive Officer, President and Director of Central Parking Corporation, a nationwide provider of professional parking management. From September 2008 to January 2010, Mr. Marcum served as Vice Chairman, Acting President and Chief Executive Officer of Circuit City Stores, Inc., a specialty retailer of consumer electronics where Mr. Marcum had also served as a member of the Board of Directors since June 2008. Circuit City Stores, Inc. filed for bankruptcy in November 2008. Prior to Circuit City Stores Inc., Mr. Marcum served in several other notable board capacities and senior executive roles including roles as Lead Director, CEO, COO and CFO for a variety of nationwide specialty retailers both public and private. He received a Bachelor of Science degree from Southern Connecticut State University in accounting and economics in 1980. The Board of Directors believes that Mr. Marcum’s contributions to the Board of Directors are well served by his extensive business background and his experience as a corporate executive of national retail establishments.

Sanjay Khosla has served on our Board of Directors since September 2016. Since June 2013, Mr. Khosla has served as a Senior Fellow at Kellogg School of Management, Northwestern University. Since April 2013, Mr. Khosla has served as a Senior Advisor to Boston Consulting Group, a global management consulting firm advising on business strategy. Since April 2013, Mr. Khosla has been CEO of Bunnik LLC, a management consulting firm. From January 2007 to March 2013, Mr. Khosla was President of Developing Markets of Mondelez International, a global snacking and foods brand company formerly known as Kraft Foods, Inc. Previously, Mr. Khosla was Managing Director of Fonterra Co-operative Group Ltd., a multi-national dairy company based in New Zealand, from 2004 to 2006. Mr. Khosla served in various senior executive capacities at Unilever, Inc., a global consumer products company from 1977 to 2004. Mr. Khosla has been a director of Zoetis Inc. since 2013 and was formerly a director of NIIT Ltd. prior to his resignation therefrom in October 2017. From 2008 until June 2015, Mr. Khosla served as a director of Best Buy Inc. Mr. Khosla received a Bachelor of Technology degree, with honors, from the Indian Institute of Technology in electrical engineering in 1973. The Board believes that Mr. Khosla’s deep knowledge of branding and consumer marketing, as well as his extensive executive and director leadership experience, are a great benefit to our Board.

Kenneth W. Slutsky has served on our Board of Directors since November 2016. Since June 2013, Mr. Slutsky has served as Managing Director and a partner at Saybrook Capital and has been an advisory board member there since 2002. Previously, Mr. Slutsky served in various senior leadership positions include Vice Chairman of Candle Corporation, a provider of systems management software from 1990 to 2000 and senior leadership roles at Casey Company and Kern Oil and Refining Company from 1979 to 1991. Additionally, he has been a member of Wedgewood Corporation’s board of directors since January 2012 and was a member of Axia Holding Corp’s board from April 2015 until its sale in 2017.  Previously he served on Western Emulsions’ board from January 2012 until the Company was sold in December 2015. Previously, Mr. Slutsky served on an advisory board of Northwest Airlines, the boards of directors of AT Curd Builders and Red Cloud Capital and the board of trustees of The Rand Corporation Center for Middle Eastern Policy. Mr. Slutsky graduated from Bowdoin College, Magna Cum Laude, in 1976 and received a Juris Doctor from Emory University in 1979. The Board believes that Mr. Slutsky’s high level of expertise in business and corporate finance matters will be extremely valuable to our Board.

Appointment of officers

Our Board of Directors appoints the officers of the Company on an annual basis and its officers serve until their successors are duly elected and qualified, unless earlier removed by the Board of Directors. No family relationships exist among any of our officers or directors.

Election of directors

Our Board of Directors is currently comprised of eight directors, six of which are independent directors. At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. All eight of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2018.

Agreement with Huber

As previously disclosed, on September 26, 2016, the Company entered into an agreement (the “Agreement”) with Huber Capital Management, LLC, a Delaware limited liability company (“HCM”), and Joseph R. Huber (collectively with HCM, “Huber”) which, as of the date of the Agreement, beneficially owned approximately 6,991,079 shares, or 12.45%, of the Company’s outstanding common stock. As disclosed below under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” as of April 20, 2018, Huber beneficially owned zero shares of the Company’s outstanding common stock. The following is a summary of the material terms of the Agreement. The summary does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2016.

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

The Agreement further provided that Huber would appear in person or by proxy at each annual or special meeting of stockholders held during the period from the date of the Agreement until the date that is fifteen (15) business days prior to the deadline for submission of stockholder nominations for the Company’s 2017 annual meeting of stockholders (the “Standstill Period”) pursuant to the Company’s Restated and Amended By-Laws and vote all of the Company’s common stock beneficially owned, or deemed beneficially owned, by Huber (i) in favor of the slate of directors nominated by the Board and (ii) against the removal of any member of the Board.

Huber also agreed to certain other customary standstill provisions during the Standstill Period, including, among others, that it would not nominate any person for election at the 2016 Annual Meeting, submit proposals for consideration or otherwise bring any business before the 2016 Annual Meeting, nor engage in certain activities related to “withhold” or similar campaigns with respect to the 2016 Annual Meeting.

The Corporate Governance/Nominating Committee did not receive any other recommendations for director nominees at the Annual Meeting from any of the Company’s stockholders beneficially owning more than five percent (5%) of the Company’s outstanding common stock.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has appointed an Audit Committee each of whose members is, and is required to be, an “independent director” under the Listing Rules of NASDAQ. The members of our Audit Committee are Ms. Gove and Messrs. Cohen, Marcum and Freidman, and Ms. Gove currently serves as its chairperson. In addition to being an “independent director” under the Listing Rules of NASDAQ, each member of the Audit Committee is an independent director under applicable SEC rules under the Securities Exchange Act of 1934. Our Board of Directors has also determined that Ms. Gove is our “audit committee financial expert,” as that term is defined under applicable SEC rules and NASDAQ Listing Rules, serving on the Audit Committee.

Our Audit Committee’s responsibilities include:

•	appointing, replacing, overseeing and compensating the work of a firm to serve as the independent registered public accounting firm to audit our financial statements;

•	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing with management and the independent registered public accounting firm our interim and year-end operating results, which includes matters required to be discussed under Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 1301 - Communications with Audit Committees;

•	considering the adequacy of our internal accounting controls and audit procedures;

•	reviewing and approving related party transactions (as defined by Item 404 of SEC Regulation S-K) entered into by the Company, and discussing with management the business rationale for any such transactions and determining whether public disclosure is required;

•	approving (or, as permitted, pre-approving) all audit and non-audit services to be performed by the independent registered public accounting firm; and

•	receiving and reviewing written disclosures on independence required by PCAOB Rule 3526.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% owners are required by certain SEC regulations to furnish us with copies of all Section 16(a) forms filed by them. Based solely on our review of the copies of such forms received by us, we believe that during 2017, there was compliance with the filing requirements applicable to our officers, directors and greater than 10% common stockholders, other than two reports that were not filed within two business days that were subsequently filed on behalf of Messrs. Jones and Schaefer relating to the surrender of 4,072 shares and 3,284 shares, respectively, in payment of tax liability incident to the vesting of RSUs on March 30, 2017.

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

Item 11. Executive Compensation

In 2015 and 2016, our Board of Directors placed a priority on holistically reviewing our compensation and governance practices. The goal of that review was to establish policies that provide appropriate compensation to attract and retain strong leadership, while ensuring the overall compensation program was aligned with both the Company’s performance and stockholders’ best interests. As a result of this review, the Company redesigned its compensation programs and made numerous other governance and compensation changes in 2015, 2016 and 2017. Many of these changes are directly responsive to feedback previously received from our investors, and also incorporate generally accepted market practices, as evaluated by our compensation consultant.

Compensation Discussion and Analysis

At our 2017 annual meeting, our stockholders voted in favor of (i) the non-binding advisory resolution that future advisory stockholder votes on compensation of the Company’s named executive officers occur every year and (ii) the non-binding advisory resolution on named executive officer compensation. The Company and the Compensation Committee continue to review our policies and programs and consider additional changes, where appropriate.

Introduction

The purpose of this Compensation Discussion and Analysis is to provide the information necessary for understanding the compensation philosophy, policies and decisions that are material to the compensation of our principal executive officer, our principal financial officer and our other most highly compensated executive officers (we refer to these officers as our “named executive officers”) during 2017.

This Compensation Discussion and Analysis will place in context the information regarding our 2017 named executive officers contained in the tables and accompanying narratives that follow this discussion.

In 2017, our named executive officers were:

John N. Haugh	President, Chief Executive Officer and Director

F. Peter Cuneo(1)	Executive Chairman of the Board (Former Chairman; former Interim Chief Executive Officer and Director; Director since 2006)

David K. Jones	Executive Vice President and Chief Financial Officer

Jason Schaefer	Executive Vice President, General Counsel and Secretary

(1)	Mr. Cuneo’s service as Executive Chairman of the Board commenced on December 18, 2017.

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

What we do

Pay for Performance. Our 2017 annual bonus program was based on pre-established financial goals. We have adopted the LTIP, which provides for grants that are tied to our long-term business goals. Because these PSUs are generally earned only at the end of the three-year performance period, they remain “at risk” (over the term) based on performance metrics.

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

Stock Ownership Guidelines. The Company has adopted stock ownership guidelines for its directors, named executive officers and all other direct reports to the Chief Executive Officer to provide for ownership maintenance of the Company’s equity. To be consistent with market practice, the Compensation Committee recently amended the guidelines to allow for RSUs, net of shares to cover taxes at a 40% assumed tax rate, to count toward ownership levels.

Anti-Hedging Policy. We have a policy prohibiting directors and named executive officers from engaging in hedging transactions, which include puts, calls and other derivative securities, with respect to the Company’s equity securities.

“Double Trigger” Change in Control Provision. Our Amended and Restated 2016 Omnibus Incentive Plan (referred to herein as the “2016 Plan”), and its predecessor plan, the Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”), provide for “double trigger” change in control provisions, which provide that unvested equity awards do not accelerate unless, within 24 months following such change in control, the participant is terminated without cause or leaves for good reason.

Independence of our Compensation Committee and Advisor. The Compensation Committee, which is comprised solely of independent directors, utilizes the services of FW Cook, as its independent, third party compensation consultant. FW Cook reports to the Compensation Committee, does not perform any other services for the Company, and, to the Compensation Committee’s knowledge, has no economic or other ties to the Company or the management team that could compromise its independence or objectivity.

What we don’t do

No gross-ups. We do not have any provisions requiring the Company to gross-up salary or bonus compensation to cover taxes owed by our executives.

No Excess Perquisites and Limited Retirement Benefits. We have a 401k program and have never had a defined benefit plan. We do not maintain any supplemental executive retirement plans or other pension benefits. We do not provide any excessive perquisites.

No option repricing or exchanges without stockholder approval; No “liberal” share recycling. We have not engaged in the activities below and they are prohibited by both the 2016 Plan and the 2009 Plan:

•	Repricing options; and

•	Buying out underwater options for cash.

No dividends or dividend equivalents on unvested awards. We do not pay dividends or dividend equivalents on unvested RSU awards or unearned PSU awards.

No “catch-up” feature on PSU awards. Commencing with PSU grants made in 2016, we eliminated the “catch up” feature on PSU awards.

Compensation Peer Group

FW Cook assisted the Compensation Committee in identifying public companies against which the Company competes for executive talent – the “Peer Group.”

As a result of Iconix’s unique business model, in which a large portion of our profits are generated through licensing of our brands rather than direct retail sales, Iconix has very few similarly-sized public company competitors. Accordingly, developing the Peer Group required a careful balancing of “typical” peer group criteria such as market capitalization and revenue, as well as business model-specific criteria such as licensing revenue, profitability and operating margin. Based on the foregoing considerations and viewed holistically, the Peer Group is generally comprised of companies in our industry and reflect a portfolio of characteristics relevant to Iconix’s business considerations.

In November 2016 the Compensation Committee reviewed and evaluated the Peer Group and revised it to eliminate companies that were no longer public or no longer fit the appropriate criteria and add replacement companies as necessary, and approved the following revised Peer Group, which was used to measure performance of 2017 PSUs and may be used with respect to other future performance-based awards:

•	Cherokee, Inc.	•	Movado Group, Inc.
•	Choice Hotels	•	Oxford Industries, Inc.
•	Deckers Outdoor Corporation	•	Perry Ellis Inc.
•	Fossil Inc.	•	Sequential Brands Inc.
•	Francesca’s Holdings	•	Steve Madden
•	G-III Apparel Group Ltd.	•	Vera Bradley, Inc.
•	Kate Spade & Co.	•	Vince Holding
•	Meredith Corp.	•	Wolverine World Wide, Inc.

The Compensation Committee does not follow a specific formula in making its pay decisions but rather uses the Peer Group data as a frame of reference. The Compensation Committee exercises its judgment by taking into consideration a multitude of important factors such as experience, individual performance and internal pay equity in setting target compensation levels, but actual payouts under our variable incentive plans are primarily determined bas on formulaic outcomes. In addition to Peer Group data, the Compensation Committee also used general industry survey data as an additional reference frame for general market trends.

Elements of Compensation

To accomplish our compensation objectives, our compensation program for 2017 principally consisted of equity compensation granted pursuant to the LTIP, which is the Company’s plan for annual, performance-based, long-term incentive compensation described above, base salaries and cash bonus awards made pursuant to the Annual Incentive Plan (“AIP”), which is the Company’s plan for annual, performance-based cash bonuses. These elements were designed to provide a competitive mix of compensation that balanced retention and performance in a simple and straightforward manner. The compensation program was designed to ensure that the named executive officers’ annual target total direct compensation was tied to the Company’s long-term and short-term performance. The Company provides certain limited perquisites to its named executive officers. The Company has no supplemental retirement plan.

Base salary. Base salary represents amounts paid during the fiscal year to named executive officers as direct, fixed compensation under their respective employment agreements (in the case of Messrs. Cuneo and Haugh) or Participation Agreements executed in connection with their participation in the Executive Severance Plan (in the case of Messrs. Jones and Schaefer), for their services to us. Base salaries are used to compensate each named executive officer for day-to-day operations during the year, and to encourage them to perform at their highest levels. We also use our base salary as an incentive to attract top quality executives and other management employees. Moreover, base salary and increases to base salary are intended to recognize the overall experience, position within our Company and expected contributions of each named executive officer to us.

Annual cash bonuses (short-term incentives). We award bonuses to promote the achievement of our short-term, targeted business objectives by providing competitive incentive reward opportunities to our executive officers who can significantly impact our performance towards those objectives. Further, a competitive bonus program enhances our ability to attract, develop and motivate individuals as members of a talented management team. Following its previously disclosed commitment to do so, the Compensation Committee eliminated the historical practice of determining annual cash bonuses on a solely discretionary basis in 2016. Cash bonus awards are currently made pursuant to the Company’s AIP, which requires the achievement of measurable, pre-determined goals in order to be eligible for performance-based cash bonuses as more fully described below.

Equity-based compensation (long-term incentives). Beginning in 2016, annual equity awards were made in the form of RSUs and a target amount of PSUs granted pursuant to the terms of a long-term incentive compensation plan. These grants are designed to compensate our named executive officers for their expected ongoing contributions to our long-term performance.

RSUs - Generally, the RSUs under the LTIP vest in equal installments annually following the date of grant, or a period determined by the Compensation Committee, typically beginning on the first anniversary of the date of grant.

PSUs - PSUs vest upon the Company’s achievement of pre-determined adjusted operating income performance targets at the end of a three-year performance period, or a period determined by the Compensation Committee.

Perquisites and other personal benefits. During 2017, our named executive officers received a limited amount of perquisites and other personal benefits that we paid on their behalf.

Post-termination compensation. We had previously entered into employment agreements with each of our named executive officers, which were replaced by participation agreements to our Executive Severance Plan (as described herein) in 2017, other than for Mr. Haugh, whose employment agreement continues to be in effect, and Mr. Cuneo, with whom we entered into a new employment agreement. Each of Mr. Haugh’s employment agreement and the participation agreements related to the Executive Severance Plan provide for certain payments and other benefits if the executive’s employment terminated under certain circumstances, including, in the event of a “change in control.” As noted above, we amended our 2009 Plan to implement “double trigger” change in control provisions with respect to equity grants. Our 2016 Plan also contains “double trigger” change in control provisions. These provisions provide that, upon a change in control, as defined in the 2016 Plan, in the event that a successor company assumes or substitutes awards under the 2016 Plan, unvested equity awards do not accelerate unless, within 24 months following such change in control or such shorter period as determined by the Committee, the Plan participant is terminated without cause or leaves for good reason. However, if a successor company in the change in control does not assume or substitute awards under the 2016 Plan, then all outstanding awards would immediately vest. See “Employment Agreements and Executive Severance Plan Participation Agreements” on page 21 and “Executive Compensation—Potential Payments Upon Termination or Change in Control” 27 on page for a description of the severance and change in control benefits pursuant to Mr. Haugh’s employment agreement and the Executive Severance Plan participation agreements for Messrs. Jones and Schaefer.

Our Named Executive Officers’ Compensation for 2017

2017 Board and Management Updates

Mr. Cuneo’s Appointment as Executive Chairman in 2017 and related Employment Agreement

On December 18, 2017, the Board appointed Mr. Cuneo, the then-current Chairman of the Board, as Executive Chairman of the Board. As Executive Chairman, Mr. Cuneo is focused on evaluating strategic opportunities, overseeing the financial and legal functions and working towards stabilizing the Company’s balance sheet. Mr. Haugh continues to serve as the Company’s Chief Executive Officer and remains focused on the core licensing and brand management functions.

On such date, we entered into an employment agreement with Mr. Cuneo that provides for his employment as our Executive Chairman until the earlier of (i) the date the Company provides written notice of termination and (ii) the date that is at least 30 days following the date Mr. Cuneo provides notice of termination, as set forth in such notice. The material terms of Mr. Cuneo’s employment agreement are described below under “Narrative Disclosure to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements and Executive Severance Plan Participation Agreements” on page 21.

Base Salaries

Historically, the base salaries of our named executive officers were determined based on the Compensation Committee’s assessment of competitive base salary levels and consistent with the relevant executive’s position, skill set, experience and length of service with the Company. Base salaries of our named executive officers are set forth in their respective Executive Severance Plan participation agreements or employment agreements (as applicable). Base salaries are benchmarked annually by the Compensation Committee, with the assistance of FW Cook, in light of market practices and changes in responsibilities.

None of our named executive officers is eligible for an automatic base salary increase and no named executive officer received a salary increase for 2017. For more information on base salaries, please see “Summary Compensation Table” on page 20.

2017 Annual Incentive Plan

In furtherance of its commitment to eliminate the historical practice of determining annual cash bonuses for executives on a solely discretionary basis, in 2017 the Compensation Committee continued its practice, commenced in 2016, of establishing AIP targets for cash bonuses to employees, including named executive officers. These targets were established as a percentage of base salary and, for the named executive officers, were based on the achievement of performance goals weighted as follows: 37.5% Iconix non-GAAP net income, 37.5% Iconix revenue and 25% based on objective criteria specific to the individual. Please see Exhibit 10.78 for detail regarding an unaudited reconciliation from U.S. generally accepted accounting principles (“GAAP”) to non-GAAP amounts for the non-GAAP net income financial measure.

With respect to the revenue and non-GAAP net income performance metrics, the following goals were established by the Compensation Committee and adjusted by the Compensation Committee pursuant to the AIP:(1)

REVENUE PERFORMANCE METRICS

% of Target	Achievement Level ($M)	Payout %
Less than 90%	Less than $272.53 Million	0%
90%	$272.53 Million	50%
95%	$287.67 Million	75%
100%	$302.81 Million	100%
105%	$317.95 Million	150%
110%	$333.09 Million	200%
ACTUAL ACHIEVEMENT	$279.00 Million	60.6%

NON-GAAP NET INCOME PERFORMANCE METRICS

% of Target	Achievement Level ($M)	Payout %
Less than 80%	Less than $37.64 Million	0%
80%	$37.64 Million	50%
85%	$39.99 Million	62.5%
90%	$42.34 Million	75%
95%	$44.70 Million	87.5%
100%	$47.05 Million	100%
105%	$49.40 Million	125%
110%	$51.75 Million	150%
115%	$54.11 Million	175%
120%	$56.46 Million	200%
ACTUAL ACHIEVEMENT	$70.40 Million	200%

(1)	The AIP provides for adjustment upon the occurrence of the following: To the extent consistent with the requirements for satisfying the performance-based compensation exception under Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”), the Compensation Committee may provide in the case of any award intended to qualify as a performance-based award for such exception that one or more of the performance criteria applicable to such award will be adjusted in an objectively determinable manner to reflect events occurring during the performance period that affect the applicable performance criterion or criteria. Such adjustments may include (without limitation) one or more of the following: (i) items related to a change in accounting principle; (ii) items relating to financing activities; (iii) expenses for restructuring or productivity initiatives; (iv) other non-operating items; (v) items related to acquisitions; (vi) items attributable to the business operations of any entity acquired by the Company during the performance period; (vii) items related to the disposal of a business or segment of a business; (viii) items related to discontinued operations that do not qualify as a segment of a business under United States generally accepted accounting principles; (ix) items attributable to any stock dividend, stock split, combination or exchange of shares occurring during the performance period; (x) any other items of significant income or expense which are determined to be appropriate adjustments; (xi) items relating to unusual, infrequently occurring, or extraordinary corporate transactions, events or developments; (xii) items related to amortization of acquired intangible assets; (xiii) items that are outside the scope of the Company’s core, on-going business activities; or (xiv) items relating to any other unusual or nonrecurring events or changes in applicable laws, accounting principles or business conditions. Unless otherwise determined by the Compensation Committee, the Compensation Committee shall not make an adjustment to an award intended to qualify as “performance-based compensation” under Section 162(m) in a manner that would cause the award not to so qualify.

Under the AIP, the base salaries and target/maximum percentage payouts in effect for each of the named executive officers for 2017 were as follows:

Named Executive Officer	Base Salary	Target/Maximum
John N. Haugh	$1,000,000	100%/200%
David K. Jones	$620,000	65%/130%
Jason Schaefer	$500,000	65%/130%

On March 14, 2018, after taking into account the Company’s financial performance described above and each executive’s individual performance, the Compensation Committee confirmed the following specific 2017 AIP payments to named executive officers: Mr. Haugh received $826,688, Mr. Jones received $333,156 and Mr. Schaefer received $448,850. Mr. Cuneo was not eligible to earn bonuses under the AIP in 2017.

2017 Long Term Incentive Plan

In 2017, the Company granted performance-based equity awards and long-term equity awards to named executive officers and other key employees, which include PSUs that vest based on the Company’s achievement of adjusted operating income targets for the performance period (January 1, 2017 through December 31, 2019). The specific performance-based equity awards made to named executive officers under the 2017 LTIP were as follows: on March 7, 2017, Mr. Haugh was granted 195,045 2017 PSUs, Mr. Jones was granted 53,194 2017 PSUs and Mr. Schaefer was granted 44,328 2017 PSUs. For a description of the terms of the 2017 PSUs, please see below “Outstanding PSU Grants - 2017 PSUs.”

The specific long-term equity awards made to named executive officers under the 2017 LTIP were as follows: On March 7, 2017, Mr. Haugh was granted 97,508 RSUs, Mr. Jones was granted 26,593 RSUs and Mr. Schaefer was granted 22,161 RSUs, one-third of which vest on each of March 30, 2018, 2019 and 2020. Of these RSUs and as a result of the NASDAQ stock market being closed for a holiday on March 30, 2018, 32,503 RSUs vested on March 29, 2018 for Mr. Haugh, 8,865 RSUs vested on March 29, 2018 for Mr. Jones and 7,387 RSUs vested on March 29, 2018 for Mr. Schaefer.

Outstanding PSU Grants

PSU Performance Comparator Group

For 2016, the Compensation Committee adopted the same peer group recommended by FW Cook for use in determining relative performance metrics for each tranche of PSUs granted in respect of 2016, and Relative EBITDA Growth and Relative EPS Growth under the final tranche of our historical 2015 PSUs, in order to ensure a consistent calculation of measures of performance. The peer group utilized for relative metric vesting (the “PSU Performance Comparator Group”) is as follows:

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

For the 2017 PSU’s, the PSU Performance Comparator Group was adjusted to remove Sotheby’s (no longer perceived as a strong talent competitor) and Tumi Holdings (which was acquired), and add Francesca’s Holdings (operates in the same talent market as Iconix).

2017 PSUs

The 2017 PSUs “cliff” vest on March 30, 2020, assuming the compounded operating income growth metrics for the three-year performance period (January 1, 2017 through December 31, 2019), as adjusted pursuant to the 2016 Plan (as described under the 2017 AIP), are satisfied, and the executive has continued employment through March 30, 2020. The 2017 PSUs, in instances of retirement, involuntary termination not for cause, and voluntary termination with good reason, death and disability, payouts will be made at the end of the three-year performance period based on actual performance as certified by the Compensation Committee and pro-rated to reflect actual years completed by the executive. Following December 31, 2019, the Compensation Committee will determine how many of the 2017 PSUs were earned based on the compounded operating income growth metrics, as adjusted pursuant to the 2016 Plan for various contingencies, including acquisitions and dispositions throughout the performance period. Please see Exhibit 10.78 for detail regarding an unaudited reconciliation from GAAP to non-GAAP amounts for the non-GAAP operating income metric.

If the Company’s TSR percentile rank for the three-year performance period is in the bottom quartile of the applicable PSU Performance Comparator Group noted above, the maximum number of 2017 PSUs that shall vest shall be 100% of the Target PSUs.

2016 Retention PSUs

As previously announced in our Form 8-K filed with the SEC on January 13, 2016, in 2016 the Company established a special one-time, performance-based retention plan (referred to herein as the “2016 retention plan”), consisting of cash and equity awards for employees, including all named executive officers other than Messrs. Haugh and Cuneo.

Under the 2016 retention plan, our named executive officers received the following equity grants: Mr. Jones received 155,000 PSUs and Mr. Schaefer received 120,000 PSUs. Such PSUs “cliff” vest in three years based on total shareholder return (“TSR”) as measured against the applicable PSU Performance Comparator Group listed above. The vesting schedule is as follows:

TSR of less than 35%	0% vesting

TSR between 35% and 50%	25%-50% vesting (linear interpolation)

TSR between 50% and 75%	50%-100% vesting (linear interpolation)

TSR at 75% or above	100% vesting

There will be interpolation on a straight-line basis (i.e. linearly interpolated) between 35% and 50% and between 50% and 75% achievement. These awards are also subject to the “double trigger” change of control provisions contained in the 2009 Plan.

For a summary of the cash awards made to named executive officers under the 2016 retention plan, please see “Summary Compensation Table” on page 20.

2016 LTIP PSUs and Mr. Haugh’s 2016 PSUs

Other than for Mr. Haugh, the 2016 LTIP PSUs “cliff” vest on March 30, 2019, assuming the compounded operating income growth metrics for the three-year performance period (January 1, 2016 through December 31, 2018), as adjusted pursuant to the 2016 Plan (as described under the 2017 AIP), are satisfied, and the executive has continued employment through March 30, 2019. Please see Exhibit 10.78 for detail regarding an unaudited reconciliation from GAAP to non-GAAP amounts for the non-GAAP operating income metric. The 2016 LTIP PSUs, in instances of retirement, involuntary termination not for cause, and voluntary termination with good reason, death and disability, payouts will be made at the end of the three-year performance period based on actual performance as certified by the Compensation Committee and pro-rated to reflect actual years completed by the executive. Following December 31, 2018, the Compensation Committee will determine how many of the 2016 LTIP PSUs were earned based on the compounded operating income growth metrics, as adjusted pursuant to the 2016 Plan for various contingencies, including acquisitions and dispositions throughout the performance period. If the Company’s TSR percentile rank for the three-year performance period is in the bottom quartile of the PSU Performance Comparator Group listed above, the maximum number of 2016 LTIP PSUs that shall vest shall be 100% of the Target PSUs.

Mr. Haugh’s 2016 PSUs are governed by the terms of his employment agreement, pursuant to which up to one-third of Mr. Haugh’s 2016 PSUs will be converted into time-based awards on each of December 31, 2016, 2017 and 2018, based on actual performance as of the date of conversion as certified by the Compensation Committee, and such time-based awards will vest on December 31, 2018, subject to Mr. Haugh’s employment until such date (other than if, prior to December 31, 2018, Mr. Haugh is terminated by us without cause or by him for good reason, in which case any time-based awards into which Mr. Haugh’s 2016 PSUs shall have converted will vest and be settled on December 31, 2018, subject to Mr. Haugh’s compliance with the applicable terms of his employment agreement). With respect to the tranche of Mr. Haugh’s 2016 PSUs that were available to convert into time-based awards on December 31, 2017, on March 29, 2018, 131,233 2016 PSUs were converted into time-based awards based on achievement of over 7.5% compounded operating income growth in accordance with the following Compounded Operating Income Growth %, as adjusted by the Compensation Committee in accordance with the 2016 Plan:

Compounded Operating Income Growth % (Aggregate in $)	Percentage of PSUs Earned
Up to 2.5% ($386,058 Million)	0
Above 2.5% ($386,058 Million) up to 4.0% ($394,609 Million)	An interpolated percentage above 0 and up to 50%
Above 4.0% ($394,609 Million) up to 5.0% ($400,356 Million)	An interpolated percentage above 50% and up to 100%
Above 5.0% ($400,356 Million) up to 6.0% ($406,141 Million)	An interpolated percentage between 100% and up to 150%
Above 6.0% ($406,141 Million) up to 7.5% ($414,888 Million)	An interpolated percentage between 150% and up to 200%
Above 7.5% ($414,888 Million)	200%

If the Company’s TSR percentile rank for any performance period is in the bottom quartile of the applicable PSU Performance Comparator Group listed above, the maximum number of Mr. Haugh’s 2016 PSUs that shall convert to RSUs with respect to such performance period shall be 100% of the Target PSUs.

2015 PSUs

As of December 31, 2017, the only tranche of PSUs issued prior to 2016 that were outstanding were the 2015 PSUs. Each tranche of 2015 PSUs had absolute performance metrics for EBITDA Growth, EPS Growth and Free Cash Flow, in differing percentages and different base years as described below. In addition, with respect to EBITDA Growth and EPS Growth, vesting could occur based on the Company’s relative achievement of such growth as compared to the applicable PSU Performance Comparator Group listed above.

Absolute Metrics—General—2015 PSUs

The metric requirements for each vesting period were set at the date of grant and each year a certain portion of the 2015 PSUs are available to vest, based on the Company’s achievement of such metrics. The EBITDA and EPS requirements for each year were set based on the EBITDA and EPS reported by the Company with compounded annual growth from the year in which the PSUs were granted, with a target rate of 10% compounded annual growth and threshold rate of 5% compounded annual growth. The Free Cash Flow metric was set at $125 million for each tranche of 2015 PSUs. Please see Exhibit 10.78 for detail regarding unaudited reconciliations from GAAP to non-GAAP amounts for these financial measures. During our stockholder outreach, we learned that some of our stockholders believed that the performance metrics of our historical PSUs were not difficult to achieve. We have noted below (see “Discussion of Historical PSUs”) where certain performance metrics were not met and such corresponding PSUs did not vest.

2015 PSUs vest 33 1/3% based on EBITDA Growth, 33 1/3% based on EPS Growth and 33 1/3% based on Free Cash Flow. With respect to unearned 2015 PSUs related to EBITDA Growth and EPS Growth, each are eligible for a “catch up,” as described below.

Relative Metrics—General—2015 PSUs

If the Absolute EBITDA Growth or Absolute EPS Growth metrics applicable to the 2015 PSUs are not fully met, additional vesting may be achieved if the Compensation Committee determines that the relative metrics would yield such vesting. The Relative EBITDA Growth and Relative EPS Growth performance metrics are determined by reference to what percentile the Actual EBITDA Growth and Actual EPS Growth achieved by the Company during the performance period places the Company as compared to the applicable PSU Performance Comparator Group listed above. The following vesting will occur based on relative metrics if higher than what would vest based on absolute metrics: If the Company places in the 50th percentile for a metric, 50% of the target PSUs eligible for vesting based on such metric will vest; if the Company places in the 90th percentile or higher for a metric, up to 100% of the PSUs eligible for vesting based on such metric will vest; and if the Company places below the 50th percentile for a metric, none of the PSUs eligible for vesting based on such metric will vest. However, if there is no positive EBITDA Growth or EPS Growth on an actual basis during the period, no more than 50% vesting for the relevant metric will occur.

The 2015 PSUs contained a catch-up feature for the EBITDA Growth and EPS Growth metrics. The catch-up feature provides that if, in any year, Absolute Growth within either the EBITDA Growth or EPS Growth metric does not result in vesting, because (i) the Absolute Growth required for maximum vesting was not achieved, or (ii) vesting was achieved based on Relative Growth, then, in later years, Absolute Growth will be measured cumulatively to include the Absolute Growth that did not result in vesting, in order to allow vesting of the earlier year’s unvested PSUs (i.e. those that did not vest based on Absolute Growth or Relative Growth) and then, if available, to those of a later year. If, in any year, Absolute Growth within a category exceeds the percentage required for maximum vesting in such category, the excess growth shall be carried back into earlier years (to allow vesting to the extent not previously achieved by virtue of Absolute Growth or Relative Growth) or forward into later years (so that cumulative Absolute Growth in the later year is measured from the point required to achieve maximum vesting in the earlier year). As noted above, this catch-up feature was eliminated in the 2016 and 2017 PSUs, and the Company intends to eliminate such feature in all future PSU awards.

Performance Metrics and Earned PSUs for 2015 PSUs

Mr. Jones received 2015 PSUs that are available to vest as described in the section below entitled “2015 PSUs Awarded.” None of Messrs. Haugh, Cuneo or Schaefer received any grants of 2015 PSUs. The Absolute Growth metrics for the 2015 PSUs are $125 million Free Cash Flow, and, with respect to EBITDA and EPS, the Absolute Growth metrics for the year ended December 31, 2017 are set forth below.

2015 PSU Absolute Metrics

Performance Metric	Requirement
Target Absolute EBITDA Growth	EBITDA of $280,939 million
Threshold Absolute EBITDA Growth	EBITDA of $244,344 million
Target Absolute EPS Growth	EPS of $1.97
Threshold Absolute EPS Growth	EPS of $1.71

The relative metrics applicable to the 2015 PSUs were calculated in the manner described above under “Relative Metrics”. For 2017, none of the 2015 PSUs vested with respect to either the Absolute or Relative EBITDA metrics, or the Absolute or Relative EPS metrics. As noted below, only those 2015 PSUs eligible to vest based on 2017 performance under the Free Cash Flow metric actually vested.

2015 PSUs Awarded

Under the terms of his former employment agreement, Mr. Jones was awarded 34,217 2015 PSUs that are subject to performance vesting as described above under 2015 PSUs. As noted above, none of Messrs. Haugh, Cuneo or Schaefer received any grants of 2015 PSUs.

Mr. Jones’s 2015 PSUs vested as to (i) 6,842 2015 PSUs on December 31, 2015 and (ii) 4,562 2015 PSUs on December 31, 2016. For 2017, up to 13,687 2015 PSUs were available to vest and 4,562 2015 PSUs vested based on achievement of the Free Cash Flow performance metric set forth above.

Other Equity-based Compensation

Make Whole Inducement Award—Haugh

Pursuant to the terms of his employment agreement, Mr. Haugh was granted 246,326 RSUs as part of a make-whole inducement award, which award had a total aggregate value of $3,800,000 on the date of grant and consisted of a $1,923,000 cash payment and RSUs with an aggregate fair market value of $1,877,000 on the date of grant (246,326 RSUs). Of these RSUs (i) 82,109 vested on February 22, 2017, (ii) 82,108 vested on February 22, 2018 and (iii) the remaining RSUs vest as to 82,109 on February 22, 2019, assuming Mr. Haugh is still an employee of the Company on such date.

Employment Inducement Award—Haugh

Pursuant to the terms of his employment agreement, Mr. Haugh was granted an employment inducement award of PSUs with a fair market value on February 23, 2016 of $1,500,000 (196,850 PSUs). These PSUs will “cliff” vest at the end of a three-year performance period ending on February 22, 2019, based on achievement of relative total shareholder return over the performance period. Generally, Mr. Haugh must be employed during the entire performance period to receive these PSUs.

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

We recognized that as of October 20, 2015 (the date of adoption of the anti-pledging policy), 300,668 shares held by directors and executive officers were subject to outstanding pledges. As of April 30, 2017, the number of shares subject to outstanding pledges has declined to zero. No future pledges are permitted.

Tax Deductibility and Accounting Ramifications

The Compensation Committee generally takes into account the various tax and accounting ramifications of compensation awarded to our executives. When determining amounts of equity-based grants to executives, the Compensation Committee also considers the accounting expense associated with the grants.

For 2017 and prior years, Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally disallowed a tax deduction to public corporations for compensation in excess of $1 million paid for any fiscal year to a company’s Chief Executive Officer or to any of the company’s other three most highly compensated executive officers (other than the Chief Financial Officer). The statute generally exempted qualifying performance-based compensation from the deduction limit if certain conditions were met. The Tax Cuts and Jobs Act, enacted on December 22, 2017, eliminated the “performance-based” compensation exemption under Section 162(m) and revised the definition of “covered employee.” Therefore, for 2018 and subsequent years, compensation paid to our Chief Executive Officer, our Chief Financial Officer and to each of our other named executive officers will not be deductible for federal income tax purposes to the extent such compensation exceeds $1 million, regardless of whether such compensation would have qualified for the “performance-based” compensation exemption under prior law.  In addition, any individual who is a “covered employee” (as defined in Section 162(m)) in 2017 or becomes a covered employee thereafter will remain subject to the $1 million tax deductibility limit regardless of loss of status as a named executive officer or termination of employment.

The Tax Cuts and Jobs Act includes a transition rule under which the changes to Section 162(m) described above will not apply to compensation payable pursuant to a written binding contract that was in effect on November 2, 2017 and is not materially modified after that date.  The Compensation Committee will consider the potential applicability of such transition relief with respect to the Company’s executive compensation program, as additional guidance may be issued by the Internal Revenue Service in the future, to determine whether satisfying such transition relief is consistent with the goals of the Company’s executive compensation program. However, the Compensation Committee may exercise its discretion to award or pay compensation that may not qualify for any transition relief under the Tax Cuts and Jobs Act when it considers it appropriate to do so.

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

Compensation Policies and Practices as Related to Risk Management

The Compensation Committee is responsible for assessing the risks associated with the Company’s compensation practices, policies and programs. This assessment is performed to determine if such risks arising from such practices are appropriate or if they are reasonably likely to have a material adverse effect on the Company. The Compensation Committee performed this assessment and believes that, for 2017, the compensation policies did not incentivize our employees to take unnecessary risks.

Clawback

Per the terms of its clawback policy and in connection with the Company’s recent financial restatements, in 2016 we recouped, or “clawed back,” certain performance-based compensation previously paid in respect of restated periods to our former Chief Executive Officer and former Chief Strategy Officer. The aggregate amount of recouped compensation was $2,175,000 in cash and 594,877 shares of our common stock.

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

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis for 2017 appearing in this Report. Based on such reviews and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Report for filing with the SEC.

COMPENSATION COMMITTEE

Mark Friedman, Chairman

Sue Gove

Sanjay Khosla

Kenneth Slutsky

Compensation Committee Interlocks and Insider Participation

Other than as set forth in the immediately following sentence, none of the directors on our Compensation Committee currently is or was formerly an officer or employee of the Company or had any relationship or related party transaction requiring disclosure under the rules of the Securities and Exchange Commission. As noted in the Original Filing, in 2016, 2015 and 2014, the Company incurred $100,000 per year (pro-rated for 2016 based on date of termination of such consulting arrangement) in consulting fees in connection with a consulting arrangement with Mark Friedman, our Compensation Committee chairman, relating to the provision by Mr. Friedman of investor relations services. Such consulting arrangement was terminated on May 3, 2016.  During 2017, none of our executive officers served on the board of directors or the compensation (or equivalent) committee of any other entity that has officers that serve on our Board or on our Compensation Committee. In addition, none of the members of our Compensation Committee were formerly, or during 2017, employed by us in the capacity as an officer or otherwise.

The members of our Compensation Committee currently are Messrs. Friedman, Khosla and Slutsky and Ms. Gove, each of whom is an independent director as such within the meaning of director independence standards applicable to members of such committees pursuant to the applicable NASDAQ and SEC rules. Mr. Friedman currently serves as its chairman.

SUMMARY COMPENSATION TABLE

The following table includes information for 2017, 2016 and 2015 with respect to our named executive officers.

Name and Principal Position	Year	Salary ($) (a)	Bonus ($) (b)	Stock Awards ($) (c)	Non-Equity Incentive Plan Compensation ($) (d)	All Other Compensation ($) (e)	Total ($) (f)

John N. Haugh(1)	2017	$1,000,000	$—	$2,200,000	$826,688	$32,303	$4,058,991
President and Chief	2016	$854,167	$1,923,000	$5,008,888	$1,000,000	$274,055	$9,060,110
Executive Officer	2015	$—	$—	$—	$—	$—	$—
F. Peter Cuneo(2)	2017	$—	$—	$—	$—	$—	$—
Executive Chairman;	2016	$944,375	$—	$421,200	$—	$—	$1,365,575
Former Chairman and Former Interim Chief Executive Officer	2015	$1,354,375	$—	$1,176,000	$—	$—	$2,530,375
David K. Jones(3)	2017	$620,000	$—	$600,000	$333,156	$22,253	$1,575,409
Executive Vice President and	2016	$617,750	$425,000	$1,464,750	$523,125	$18,000	$3,048,625
Chief Financial Officer	2015	$280,966	$150,000	$1,766,966	$—	$9,000	$2,206,932
Jason Schaefer	2017	$500,000	$—	$500,000	$448,850	$18,540	$1,467,390
Executive Vice President and	2016	$497,000	$200,000	$1,160,001	$484,375	$18,000	$2,359,376
General Counsel	2015	$433,333	$275,000	$—	$—	$18,000	$726,333

(a)	Salary includes, as applicable, base salary and pro-rated salaries for changes made to base salary during the year, as defined in the employment agreements or Executive Severance Plan participation agreements, as applicable.
(b)	Bonuses are fixed incentive and/or percentage incentive, as provided for, in the case of Messrs. Jones and Schaefer, in the applicable Executive Severance Plan participation agreements or, in the case of Mr. Haugh, in his employment agreement. No annual cash bonus awards were made by the Company in respect of 2015. Cash bonus awards paid in 2015 were in respect of 2014 performance. The Company provided a retention bonus in respect of 2016, which was paid in four quarterly installments in 2016, provided each recipient was employed by the Company on the respective payment date. While Mr. Haugh did not participate in the 2016 retention program, pursuant to his Employment Agreement, in 2016 he received the Make-Whole Inducement Award, which included cash in an amount equal to $1,923,000.
(c)	The amounts shown in this column represent the aggregate grant date fair value in 2017, 2016 and 2015 with respect to PSUs and RSUs. See Note 5 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a discussion for the relevant assumptions used in calculating grant date fair value. Mr. Haugh’s 2016 stock awards included a make-whole RSU award with a grants date fair value of $1,877,000 and PSU employment inducement award with a grant date fair value of $1,131,888. Mr. Cuneo received an equity grant valued at $120,000 in respect of annual director compensation in January 2017 prior to serving as our Executive Chairman in December 2017, which is reported in the Director Compensation Table. Mr. Cuneo will not be compensated in his role as a director during his service as Executive Chairman.
(d)	Non-equity incentive plan compensation represents the dollar value of all amounts earned during the applicable fiscal year pursuant to non-equity incentive plans. Beginning in 2016, following its previously disclosed commitment to do so, the Compensation Committee eliminated the practice of granting bonuses on a solely discretionary basis and granted performance-based cash bonus awards.
(e)	All other compensation represents relocation expenses and insurance costs for Mr. Haugh and a car allowance and insurance costs for each of Mr. Jones and Mr. Schaefer. Mr. Cuneo received cash compensation in an amount equal to $80,000 in respect of annual director fees prior to serving as our Executive Chairman in December 2017, which is reported in the Director Compensation Table. Mr. Cuneo will not be compensated in his role as a director during his service as Executive Chairman.
(f)	Total compensation represents all compensation from us earned by the named executive officer for the year.
(1)	Mr. Haugh was appointed to our Board and became our President on February 23, 2016, and also became our Chief Executive Officer on April 1, 2016.
(2)	Mr. Cuneo served as our Chairman of the Board and Interim Chief Executive Officer from August 2015 until April 2016. Mr. Cuneo served as Executive Chairman of the Board from April 2016 to December 2016. Mr. Cuneo commenced again his service as our Executive Chairman of the Board on December 18, 2017. Mr. Cuneo did not earn any compensation in 2017 for his service as Executive Chairman of the Board, and therefore, all of his 2017 compensation is reported in the Director Compensation Table.
(3)	Mr. Jones joined the Company in July 2015.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	Closing Price of Common Stock Units on Date of	Grant Date Fair Value of Stock and
Name	Grant Date(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Grant ($)	Option Awards
John N. Haugh	3/7/2017	—	$1,000,000	$2,000,000	—	195,045	390,090	97,508	$7.52	$2,200,000
F. Peter Cuneo(2)	—	—	—	—	—	—	—	—	—	—
David K. Jones	3/7/2017	—	$403,000	$806,000	—	53,194	106,388	26,593	$7.52	$600,000
Jason Schaefer	3/7/2017	—	$325,000	$650,000	—	44,328	88,656	22,161	$7.52	$500,000

(1)	Grants were made pursuant to the 2016 Plan and were approved by the Compensation Committee on the grant date.
(2)	Mr. Cuneo received an equity grant valued at $120,000 in respect of annual director compensation in January 2017 prior to serving as our Executive Chairman in December 2017, which is reported in the Director Compensation Table. Mr. Cuneo will not be compensated in his role as a director during his service as Executive Chairman.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE

Employment Agreements and Executive Severance Plan Participation Agreements

The Compensation Committee determines the compensation for each of the named executive officers. As discussed above, in 2016, the Compensation Committee adopted the Executive Severance Plan, pursuant to which employees that report to the Chief Executive Officer and hold the title of executive vice president or the equivalent, are eligible to receive certain severance benefits provided they execute a participation agreement in the form contemplated by the Executive Severance Plan. All eligible participants, including Messrs. Jones and Schaefer, entered into participation agreements as of January 2017. These participation agreements supersede and replace the former employment agreements of the applicable named executive officers. The Executive Severance Plan is not applicable to Mr. Haugh, whose employment agreement remains in effect, and Mr. Cuneo, who entered into a new employment agreement with us in December 2017. The summaries below relate to, as applicable, employment agreements and Executive Severance Plan participation agreements of our named executive officers.

Adoption of Executive Severance Plan

On December 30, 2016, the Compensation Committee adopted an Executive Severance Plan pursuant to which eligible employees of the Company may receive certain severance benefits in the event of a “Qualifying Termination”. The Executive Severance Plan has been adopted to replace individual employment agreements for our executives (other than our Chief Executive Officer and Mr. Cuneo). We believe this puts all of our executives on equal footing and incentivizes them all to work towards our established goals. The following is a summary of the material terms of the Executive Severance Plan. The summary does not purport to be complete and is qualified in its entirety by reference to the Executive Severance Plan, a copy of which is attached as Exhibit 10.65 to our Form 10-K for the year ended December 31, 2016.

Under the terms of the Executive Severance Plan, eligible employees are those who hold the title of Executive Vice-President or an equivalent officer title, report directly to our Chief Executive Officer, and execute a participation agreement in the form contemplated by the Executive Severance Plan. For purposes of the Executive Severance Plan, a Qualifying Termination generally means: (i) an involuntary termination by the Company of a participant’s employment without cause; or (ii) a participant’s resignation from employment with the Company for good reason. A Qualifying Termination does not include a termination of a participant’s employment which is (A) for cause, (B) as a result of a participant’s death or disability, or (C) as a result of a participant’s resignation other than for good reason.

Severance benefits include: (i) accrued obligations (if any) that remain unpaid as of the termination date, including earned but unpaid annual cash bonus (if any) for the immediately preceding fiscal year; (ii) in the case of a participant who has a Qualifying Termination, continuation of annual base salary for 18 months, paid in normal payroll installments, or in the case of a participant who has a Qualifying Termination during a “Change in Control Protection Period,” as defined in the Executive Severance Plan, an amount equal to two times the sum of the participant’s annual base salary and target annual bonus, paid in a lump sum; (iii) prorated annual cash bonus for the year of termination based on actual performance; and (iv) if participant elects COBRA health benefit continuation coverage, payment as additional taxable severance of an amount equal to the dollar amount of premium cost for similarly situated active executives (payment ceases once participant ceases to be eligible for COBRA coverage or becomes eligible for coverage from a new employer). The Change in Control Protection Period refers to the period commencing on the date a Change in Control, as defined in the Executive Severance Plan, is consummated and ending 24 months following the date of such consummation.

As a condition of receiving any severance benefits under the Executive Severance Plan, a participant is required to execute and not revoke a release agreement and comply with the noncompetition and other restrictive covenants set forth in the Executive Severance Plan. In the event a participant has a Qualifying Termination during a Change in Control Protection Period, the participant will not be subject to the noncompetition restriction after the date of the Qualifying Termination, but will remain subject to all other restrictive covenants.

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

Under the employment agreement, Mr. Haugh is entitled to participate in our executive bonus program and is eligible to receive annual target bonuses of up to 100% of his base salary, with increases of up to a maximum of 200% of his base salary. Mr. Haugh is also entitled to various benefits, including benefits available to our other senior executives and certain expenses for his relocation to the New York metropolitan area, up to a maximum of $300,000.

Pursuant to the employment agreement, Mr. Haugh was granted a one-time award of PSUs equal to a number of shares of common stock with a fair market value on the date of the grant of $1,500,000 (196,850 PSUs), which are scheduled to “cliff” vest on December 31, 2018, based on performance criteria consistent with those contained in agreements relating to annual performance-based awards issued to our other executives in 2016. Mr. Haugh also was granted RSUs of an aggregate fair market value of $500,000 as of the date of grant (62,112 RSUs), which vest in three equal annual installments, two of which vested on February 22, 2017 and 2018, and the remaining one of which will vest on February 22, 2019, subject to Mr. Haugh’s continuous employment with us on the applicable vesting date. We will consider granting PSUs and RSUs or other cash or equity-based long-term incentives in future years, taking into account market levels, Mr. Haugh’s performance and other factors, considering $2,000,000 as the annual guideline for the aggregate fair market value of such awards, subject to approval by the Compensation Committee.

In addition, pursuant to the employment agreement, Mr. Haugh was granted a make-whole inducement award (the “Make-Whole Inducement Award”) with an aggregate value of $3,800,000, payable (i) $1,923,000 in cash, as soon as practicable after the Commencement Date, subject to Mr. Haugh having been required to return such payment to us upon termination of his employment without “good reason” during the first 12 months after the Commencement Date, under certain circumstances, and (ii) by the grant, on the Commencement Date, of time-vested restricted common stock units (“Make-Whole RSUs”) with an aggregate fair market value of $1,877,000 as of the date of grant (246,325 Make-Whole RSUs). The Make-Whole RSUs vest in three equal annual installments, one of which vested on February 22, 2017, one of which vested on February 22, 2018. The final tranche of Make-Whole RSUs will vest on February 22, 2019, subject to Mr. Haugh’s continuous employment with us on the vesting date.

In addition, pursuant to the employment agreement, Mr. Haugh was granted PSUs equal to a number of shares of common stock with a fair market value on the Commencement Date of $1,500,000 (the “Employment Inducement PSUs”) (196,850 Employment Inducement PSUs) which will “cliff” vest at the end of a three year performance period ending on February 22, 2019 (the “Performance Period”) based on achievement of relative total shareholder return over the Performance Period measured against the comparator group selected by the Compensation Committee. Generally, to receive these PSUs, Mr. Haugh must be employed during the entire Performance Period.

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

If Mr. Haugh’s employment is terminated by us without “cause” or by him for “good reason”, he will receive the Amounts and Benefits and (a) an amount equal to two times the applicable base salary, which amount shall be payable in equal installments during the Non-Compete Term (as defined in the employment agreement); (b) any annual bonus earned but unpaid for the prior year (the “Prior Year Bonus”); (c) a pro rata portion of Mr. Haugh’s annual bonus for the fiscal year in which his termination occurs based on actual results for such year, payable at such time as bonuses for the year are paid to our executives generally (the “Pro Rata Bonus”); (d) subject to Mr. Haugh’s timely election of continuation coverage under COBRA with respect to our group health insurance plans in which Mr. Haugh participated immediately prior to the date of termination (“COBRA Continuation Coverage”) and continued payment by Mr. Haugh of premiums for such plans at the “active employee” rate, we shall provide COBRA Continuation Coverage for up to 18 months following such termination (the “Medical Continuation Benefits”); and (e) any unvested amounts subject to equity awards granted under the employment agreement are to vest to the extent provided in the applicable equity award agreement.

If Mr. Haugh’s employment is terminated by us without “cause” or for “good reason” within 12 months after a “change in control” (as defined in the employment agreement), he would receive in a lump sum, in cash, within 15 days after termination, an amount equal to two times the sum of (a) the applicable base salary and (b) the average annual bonus award to Mr. Haugh for the two fiscal years prior to such “change in control.” In addition, Mr. Haugh will receive (x) payments in the amounts contemplated, and on the dates specified in relation to the Prior Year Bonus and Medical Continuation Benefits and immediate vesting and distribution of (y) unvested RSU’s issued pursuant to the Make-Whole Inducement Award and the converted Employment Inducement PSUs. Upon death, the employment agreement provides we will pay to Mr. Haugh or his estate, (a) the Amounts and Benefits; (b) the Prior Year Bonus; and (c) the Pro Rata Bonus. If terminated for disability, the employment agreement provides we will pay to Mr. Haugh, the same benefits as granted upon death but including, the Medical Continuation Benefits. Upon death or disability, (a) 100% of the then remaining unvested Make-Whole Inducement Awards will immediately vest and will be distributed within 30 days of such termination and (b) unvested shares subject to other equity awards granted will vest if and to the extent provided for in the applicable equity award agreement.

The employment agreement with Mr. Haugh also contains confidentiality, non-disparagement and cooperation provisions for an indefinite period, and non-competition and non-solicitation provisions during employment and for 24 months thereafter.

F. Peter Cuneo

2017 Employment Agreement

Since December 18, 2017, Mr. Cuneo has served as our Executive Chairman pursuant to the terms of an employment agreement we entered into with him on December 18, 2017. The material terms of the 2017 employment agreement provide that commencing January 1, 2018, Mr. Cuneo will receive a yearly salary equal to $490,000, $80,000 of which was paid on January 1, 2018, with the remainder of such salary (in an amount equal to $410,000 ($34,167 per month)), to be paid in accordance with the Company’s payroll practices and policies then in effect and prorated for any partial period. The 2017 employment agreement does not provide for equity grants to Mr. Cuneo.

Either the Company or Mr. Cuneo may terminate his employment as Executive Chairman for any reason or for no reason; provided that Mr. Cuneo shall provide 30 days’ notice prior to any such termination.

The 2017 employment agreement also contains confidentiality provisions for an indefinite period.

David K. Jones

2017 Executive Severance Plan Participation Agreement

On January 24, 2017, Mr. Jones entered into a participation agreement to the Executive Severance Plan, which was effective as of January 15, 2017 and supersedes and replaces his former employment agreement (except as noted herein). Pursuant to the terms of the participation agreement, Mr. Jones is subject to the terms of the Executive Severance Plan generally applicable to all participants. The participation agreement provides for Mr. Jones to be employed as our Executive Vice President and Chief Financial Officer. In addition, the participation agreement entitles him to an annual base salary of $620,000 (subject to annual performance review), a target annual cash bonus opportunity equal to 65% of his annual base salary (which actual cash bonus payment may be above or below such target based on actual performance as determined by the Compensation Committee), a guaranteed minimum cash bonus of $250,000 for the 2017 calendar year (consistent with the terms of his former employment agreement) and certain automobile benefits. Mr. Jones’s participation agreement also provides that the terms governing the RSUs and PSUs granted to Mr. Jones in connection with his former employment agreement, shall remain in force until such grants vest or are otherwise forfeited, and that any “change in control” which relates to such RSUs and PSUs shall refer to the definition of “change in control” provided in his former employment agreement.

Jason Schaefer

2017 Executive Severance Plan Participation Agreement

On December 30, 2016, Mr. Schaefer entered into a participation agreement to the Executive Severance Plan, which was effective as of January 1, 2017 and supersedes and replaces his former employment agreement. Pursuant to the terms of the participation agreement, Mr. Schaefer is subject to the terms of the Executive Severance Plan generally applicable to all participants, as described above. The participation agreement provides for Mr. Schaefer to be employed as our Executive Vice President and General Counsel. In addition, the participation agreement entitles him to an annual base salary of $500,000 (subject to annual performance review), a target annual cash bonus opportunity equal to 65% of his annual base salary (which actual cash bonus payment may be above or below such target based on actual performance as determined by the Compensation Committee), and certain automobile benefits.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2017 for our named executive officers.

	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested	Vesting Date of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)		($)	(#)	($)
John N. Haugh	—	—	—	196,850	253,937
	—	—	—	65,616	84,645
	—	—	—	195,045	251,608
	82,108	2/22/2018	105,919	—	—
	82,109	2/22/2019	105,921	—	—
	20,704	2/22/2018	26,708	—	—
	20,704	2/22/2019	26,708	—	—
	49,824	12/31/2018	64,273	—	—
	32,503	3/30/2018	41,929	—	—
	32,503	3/30/2019	41,929	—	—
	32,503	3/30/2020	41,929	—	—
	131,233	12/31/2018	169,291	—	—

F. Peter Cuneo	—	—	—	—	—

David K. Jones	—	—	—	155,000	199,950
	—	—	—	67,083	86,537
	—	—	—	53,194	68,620
	11,014	3/30/2018	14,208	—	—
	11,014	3/30/2019	14,208	—	—
	8,865	3/30/2018	11,436	—	—
	8,864	3/30/2019	11,435	—	—
	8,864	3/30/2020	11,435	—	—

Jason Schaefer	—	—	—	120,000	154,800
	—	—	—	54,099	69,788
	—	—	—	44,328	57,183
	8,882	3/30/2018	11,458	—	—
	8,882	3/30/2019	11,458	—	—
	7,387	3/30/2018	9,529	—	—
	7,387	3/30/2019	9,529	—	—
	7,387	3/30/2020	9,529	—	—

Grant dates and vesting dates for all outstanding equity awards at December 31, 2017 are as follows:

Name	Number of Securities Underlying Unvested Restricted Stock(1) (#)		Grant Date	Vesting Date

John N. Haugh	82,108		2/23/2016	2/22/2018
	82,109		2/23/2016	2/22/2019
	20,704		3/31/2016	2/22/2018
	20,704		3/31/2016	2/22/2019
	196,850		2/23/2016	2/22/2019
	196,849	(2)	2/23/2016	12/31/2018
	49,824	(3)	2/22/2017	12/31/2018
	32,503		3/7/2017	3/30/2018
	32,503		3/7/2017	3/30/2019
	32,503		3/7/2017	3/30/2020
	195,045		3/7/2017	3/30/2020

F. Peter Cuneo	—		—	—

David K. Jones	155,000		1/7/2016	12/31/2018
	67,083		3/31/2016	3/30/2019
	11,014		3/31/2016	3/30/2018
	11,014		3/31/2016	3/30/2019
	53,194		3/7/2017	3/30/2020
	8,865		3/7/2017	3/30/2018
	8.864		3/7/2017	3/30/2019
	8,864		3/7/2017	3/30/2020

Jason Schaefer	120,000		1/7/2016	12/31/2018
	54,099		3/31/2016	3/30/2019
	8,882		3/31/2016	3/30/2018
	8,882		3/31/2016	3/30/2019
	44,328		3/7/2017	3/30/2020
	7,387		3/7/2017	3/30/2018
	7,387		3/7/2017	3/30/2019
	7,387		3/7/2017	3/30/2020

(1)	Includes both RSUs and PSUs.
(2)	On March 29, 2018, 131,233 of such PSUs were converted to RSUs. Such RSUs vest on December 31, 2018, subject to Mr. Haugh’s continuous employment as of such date (other than if, prior to December 31, 2018, Mr. Haugh is terminated by us without cause or by him with good reason, in which case such RSUs will vest and be settled on December 31, 2018, subject to Mr. Haugh’s compliance with the applicable terms of his employment agreement).
(3)	Reflects RSUs that were converted from PSUs pursuant to terms of Grant Agreement. Such RSUs vest on December 31, 2018, subject to Mr. Haugh’s continuous employment as of such date (other than if, prior to December 31, 2018, Mr. Haugh is terminated by us without cause or by him with good reason, in which case such RSUs will vest and be settled on December 31, 2018, subject to Mr. Haugh’s compliance with the applicable terms of his employment agreement).

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding vesting of restricted stock held by our named executive officers during the year ended December 31, 2017. No options have been issued to our named executive officers.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John N. Haugh (1)	82,109	$753,761
	20,704	$190,063

F. Peter Cuneo(2)	-	$-

David K. Jones(3)	13,687	$17,656
	11,013	$82,818

Jason Schaefer(4)	8,882	$66,793

(1)	Represents 82,109 shares of common stock underlying Make-Whole RSUs that vested on February 22, 2017 and 20,704 shares of common stock underlying 2016 RSUs that vested on February 22, 2017.
(2)	Mr. Cuneo received an equity grant of 12,097 shares of restricted stock in respect of annual director compensation in January 2017 prior to serving as our Executive Chairman in December 2017, which vested in July 2017 and is reported in the Director Compensation Table. Mr. Cuneo will not be compensated in his role as a director during his service as Executive Chairman.
(3)	Represents 13,687 shares of common stock underlying 2015 RSUs that vested on December 31, 2017 and 11,013 shares of common stock underlying 2016 RSUs that vested on March 30, 2017.
(4)	Represents 8,882 shares of common stock underlying 2016 RSUs that vested on March 30, 2017.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As noted under “—Narrative to Summary Compensation Table-and Plan-Based Awards Table”, we had previously entered into employment agreements with each of our named executive officers. As described above, as of January 2017, each of these employment agreements, other than our employment agreement with Mr. Haugh (which remains in effect) and our employment agreement with Mr. Cuneo, has been superseded and replaced by the Executive Severance Plan and related participation agreements thereto, which were entered into by our named executives, other than Mr. Haugh and Mr. Cuneo. Mr. Haugh’s employment agreement and Messrs. Jones and Schaefer’s respective participation agreements to the Executive Severance Plan provide for certain payments and other benefits if a named executive officer’s employment with us is terminated under circumstances specified in his or her respective agreement, including in connection with a “change in control” of the Company. A named executive officer’s rights upon the termination of his or her employment will depend upon the circumstances of the termination.

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

Covenant	John N. Haugh	F. Peter Cuneo	David K. Jones	Jason Schaefer

Confidentiality	Infinite duration	Infinite duration	Infinite duration	Infinite duration
Non-solicitation	(1)	None	18 months (2)	18 months (2)
Non-competition	(1)	None	18 months (2)	18 months (2)
Non-interference	(1)	None	18 months (2)	18 months (2)
Non-disparagement	Infinite duration	None	Infinite duration	Infinite duration

(1)	Covenant runs from February 18, 2016 (the date of Mr. Haugh’s employment agreement with the Company) until 24 months after the date of Mr. Haugh’s termination.

(2)	Covenant runs for 18 months after the date of termination for any reason; provided that the non-competition restriction ends on the date of a termination by the Company without “cause” or the named executive officer for “good reason,” in either case, during the 24 months following a “change in control” (as such terms are defined in the Executive Severance Plan).

Termination Payments (Without a Change in Control)

The table below includes a description and the amount of estimated payments and benefits, if any, that would be provided by us (or our successor) to each of the named executive officers under their respective employment agreement or Executive Severance Plan participation agreements, as applicable, assuming that a termination circumstance occurred as of December 31, 2017 and a “change in control” had not occurred:

Type of Payment (1)	Termination Event	John N. Haugh		F. Peter Cuneo	David K. Jones		Jason Schaefer
Severance Payments	Termination without Cause or by executive for Good Reason	$2,000,000	(2)	None	$930,000	(7)	750,000	(7)
Pro rata portion of current year bonuses	Death, disability, termination without Cause, or termination by executive for Good Reason	$826,688	(3)	None	$333,156	(3)	$448,850	(3)
Continued coverage under medical, dental, hospitalization	Disability, termination without Cause, or termination by executive for Good Reason	$23,595	(4)	None	$42,691	(4)	$42,691	(4)
Equity Acceleration	Death or Disability	$531,342	(5)	None	$143,285	(8)	$117,089	(10)
	Termination without Cause, or termination by executive for Good Reason	$551,529	(6)	None	$80,564	(9)	$65,586	(11)
Total Termination Benefits	Death or Disability	$1,381,625		None	$517,132		$608,630
	Termination without Cause, or termination by executive for Good Reason	$3,401,812		None	$1,384,411		$1,307,127

(1)	Each named executive officer would also be entitled to receive the following upon a cessation of employment: (a) earned but unpaid base salary, (b) unreimbursed business expenses, (c) accrued but unused vacation time and, (d) except for Mr. Cuneo, other than in the event of a termination by us for cause or a resignation by the executive without good reason, earned but unpaid bonuses for any year that precedes the year of termination. However, it is assumed for purposes of this table that each of the named executive officers have received all such amounts (or, in the case of vacation, have used all available time) as of December 31, 2017.
(2)	Amount is equal to two (2) times Mr. Haugh’s annual rate of base salary and is payable in twenty-four (24) installments.

(3)	Amount is equal to the executive’s annual bonus for 2017. Because the executive was employed for the whole year, his pro-rata portion of the bonus is 100%. The executive would have otherwise been required to remain employed through the bonus payment date in order to receive such amount.
(4)	Amount is equal to eighteen (18) months of COBRA premiums.
(5)

This amount represents the value of 411,893 RSUs and PSUs based on the per share closing price of our common stock on December 29, 2017 of $1.29. Of that amount, 65,015 represents a pro-rata portion (i.e., one-third) of the 2017 LTIP PSUs that Mr. Haugh would remain eligible to earn in the event of a termination due to death or disability that occurs prior to the end of the three-year performance period from January 1, 2017 through December 31, 2019, assuming that target PSUs (i.e., 195,045) will be earned with respect to such performance period; 43,744 represents a pro-rata portion (i.e., two-thirds) of the 2016 LTIP PSUs that Mr. Haugh would remain eligible to earn in the event of a termination due to death or disability that occurs prior to the end of the three-year performance period from January 1, 2016 through December 31, 2018, assuming that target PSUs (i.e., 196,850) will be earned with respect to such performance period; 164,217 represents the unvested Make-Whole RSUs as of December 31, 2017 that would become vested upon a termination due to death or disability on such date; 41,408 represents the unvested 2016 LTIP RSUs as of December 31, 2017 that will become vested upon a termination due to death or disability on such date; 97,509 represents the unvested 2017 LTIP RSUs as of December 31, 2017 that will become vested upon a termination due to death or disability on such date.

(6)

This amount represents the value of 427,542 RSUs and PSUs based on the per share closing price of our common stock on December 29, 2017 of $1.29. Of that amount, 65,015 represents a pro-rata portion (i.e., one-third) of the 2017 LTIP PSUs that Mr. Haugh would remain eligible to earn in the event of a termination without cause or for good reason that occurs prior to the end of the three-year performance period from January 1, 2017 through December 31, 2019, assuming that target PSUs (i.e., 195,045) will be earned with respect to such performance period; 181,057 represents the 2016 LTIP PSUs that have been or would be converted to time-based RSUs as of December 31 2017 based on actual performance, with such time-based RSUs to be settled on December 31, 2018, provided that Mr. Haugh has continuously complied with the restrictive covenants contained in section 6 of his employment agreement; 164,217 represents the Make-Whole RSUs with respect to which the underlying shares of our common stock would be delivered on the original vesting dates (i.e., February 22, 2018 and February 22, 2019), provided Mr. Haugh has continuously complied with the restrictive covenants contained in section 6 of his employment agreement; and 17,253 represents a pro-rata portion of the 2016 LTIP RSUs that are scheduled to vest on February 22, 2018 (i.e., 20,704 RSUs) but would become vested upon a termination without cause or resignation for good reason, prorated based on the percentage of service performed during the applicable annual vesting period, with such prorated RSUs to be settled on February 22, 2018, provided that Mr. Haugh has continuously complied with the restrictive covenants contained in section 6 of his employment agreement.

(7)	Amount is equal to eighteen (18) months of the executive’s annual base salary, payable in normal payroll installments over 18 months.
(8)

This amount represents the value of 111,074 RSUs and PSUs based on the per share closing price of our common stock on December 29, 2017 of $1.29. Of that amount, 17,731 represents 2017 LTIP PSUs, 44,722 represents 2016 LTIP PSUs, 22,028 represents 2016 LTIP RSUs, and 26,593 represents 2017 LTIP RSUs. With respect to the 2017 LTIP PSUs and the 2016 LTIP PSUs, a pro-rata portion of such PSUs would vest upon the death or disability of Mr. Jones provided the applicable performance metrics are attained with respect to the applicable three-year performance period, prorated based on the percentage of service performed during such performance period. Therefore, assuming that target PSUs will be earned, one-third of the 53,194 2017 LTIP PSUs and two-thirds of the 67,083 2016 LTIP PSUs was included. All of the 2016 LTIP RSUs and 2017 LTIP RSUs that are unvested as of December 31, 2017 would become vested upon a termination due to death or disability, as provided in the applicable equity incentive plan.

(9)

This amount represents the value of 62,453 PSUs based on the per share closing price of our common stock on December 29, 2017 of $1.29. Of that amount, 17,731 represents 2017 LTIP PSUs and 44,722 represents 2016 LTIP PSUs. With respect to the 2017 LTIP PSUs and the 2016 LTIP PSUs, a pro-rata portion of such PSUs would vest upon the termination without cause or resignation for good reason of Mr. Jones provided the applicable performance metrics are attained with respect to the applicable three-year performance period, prorated based on the percentage of service performed during such performance period. Therefore, assuming that target PSUs will be earned, one-third of the 53,194 2017 LTIP PSUs and two-thirds of the 67,083 2016 LTIP PSUs was included.

(10)

This amount represents the value of 90,767 PSUs based on the per share closing price of our common stock on December 29, 2017 of $1.29. Of that amount, 14,776 represents 2017 LTIP PSUs, 36,066 represents 2016 LTIP PSUs, 17,764 represents 2016 LTIP RSUs, and 22,161 represents 2017 LTIP RSUs. With respect to the 2017 LTIP PSUs and the 2016 LTIP PSUs, a pro-rata portion of such PSUs would vest upon the death or disability of Mr. Schaefer provided the applicable performance metrics are attained with respect to the applicable three-year performance period, prorated based on the percentage of service performed during such performance period. Therefore, assuming that target PSUs will be earned, one-third of the 44,328 2017 LTIP PSUs and two-thirds of the 54,099 2016 LTIP PSUs was included. All of the 2016 LTIP RSUs and 2017 LTIP RSUs that are unvested as of December 31, 2017 would become vested upon a termination due to death or disability, as provided in the applicable equity incentive plan.

(11)

This amount represents the value of 50,842 PSUs based on the per share closing price of our common stock on December 29, 2017 of $1.29. Of that amount, 14,776 represents 2017 LTIP PSUs and 36,066 represents 2016 LTIP PSUs. With respect to the 2017 LTIP PSUs and the 2016 LTIP PSUs, a pro-rata portion of such PSUs would vest upon the termination without cause or resignation for good reason of Mr. Schaefer provided the applicable performance metrics are attained with respect to the applicable three-year performance period, prorated based on the percentage of service performed during such performance period. Therefore, assuming that target PSUs will be earned, one-third of the 44,328 2017 LTIP PSUs and two-thirds of the 54,099 2016 LTIP PSUs was included.

Payments Upon Termination (Following a Change in Control)

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements, participation agreements to Executive Severance Plan and agreements relating to awards granted under our equity incentive and stock option plans to which the named executive officers would have been entitled upon termination of employment if we had terminated their employment without cause or for good reason immediately after a “change in control” of our Company that (by assumption) occurred on December 31, 2017 and prior to the expiration of their respective employment agreements.

Name	Cash Severance Payment ($)		Continuation of Medical/Welfare Benefits ($)		Value of Accelerated Vesting of Equity Awards ($)		Value of Accelerated Annual Bonus ($)		Total Termination Benefits ($)
John N. Haugh	$4,000,000	(1)	$23,595	(2)	$822,798	(3)	$826,688	(6)	$5,673,081
F. Peter Cuneo	None		None		None		None		None
David Jones	$2,046,000	(4)	$42,691	(2)	$189,033	(5)	$333,156	(6)	$2,610,880
Jason Schaefer	$1,650,000	(4)	$42,691	(2)	$155,212	(7)	$448,850	(6)	$2,296,753

(1)	Amount is equal to two (2) times the sum of Mr. Haugh’s annual rate of base salary plus target annual bonus. Such amount is payable in a lump sum.
(2)	Amount is equal to eighteen (18) months of COBRA premiums.

(3)	This amount represents the value of 637,828 RSUs based on the per share closing price of our common stock on December 29, 2017 of $1.29. Of this amount, 164,217 represents Make-Whole RSUs, 17,253 represents 2016 LTIP RSUs, 97,509 represents 2017 LTIP RSUs, 181,057 represents RSUs converted from the 2016 LTIP PSUs, and 195,045 represents target RSUs eligible to be converted from the 2017 LTIP PSUs, each of which will become vested upon a termination without cause or for good reason following a change in control.
(4)	Amount is equal to two times the sum of the executive’s annual base salary and target annual bonus and is payable in a lump sum.
(5)	This amount represents the value of 146,537 RSUs based on the per share closing price of our common stock on December 29, 2017 of $1.29. Of this amount, 22,028 represents the 2016 LTIP RSUs, 26,593 represents the 2017 LTIP RSUs, 44,722 represents RSUs that would be converted from the 2016 LTIP PSUs and 53,194 represents RSUs that would be converted from the 2017 LTIP PSUs, each of which will become vested upon a termination without cause or for good reason following a change in control.
(6)	Amount is equal to the executive’s annual bonus for 2017. Because the executive was employed for the whole year, his pro-rata portion of the bonus is 100%. The executive would have otherwise been required to remain employed through the bonus payment date in order to receive such amount.
(7)	This amount represents the value of 120,319 RSUs based on the per share closing price of our common stock on December 29, 2017 of $1.29. Of this amount, 17,764 represents the 2016 LTIP RSUs, 22,161 represents the 2017 LTIP RSUs, 36,066 represents RSUs that would be converted from the 2016 LTIP PSUs and 44,328 represents RSUs that would be converted from the 2017 LTIP PSUs, each of which will become vested upon a termination without cause or for good reason following a change in control.

Payments Upon a Change in Control

Name	Value of Accelerated Vesting of Equity Awards ($)(1)
John N. Haugh	$960,859	(2)
F. Peter Cuneo	None
David Jones	$189,033	(3)
Jason Schaefer	$155,212	(4)

(1)	The amounts reported in this column represent the value of all outstanding PSUs and RSUs held by each named executive officer as of December 31, 2017 that will become immediately vested or, in the case of PSUs, be deemed fully earned at the target amount upon a change in control (to the extent such awards are not assumed or substituted in such change in control), based on the per share closing price of our common stock on December 29, 2017 of $1.29.

(2)	This amount relates to a total of 744,852 RSUs and PSUs, consisting of 164,217 (Make-Whole RSUs), 41,408 (2016 LTIP RSUs), 97,509 (2017 LTIP RSUs), 181,057 (RSUs converted from the 2016 LTIP PSUs), 65,616 (2016 LTIP PSUs that have not been converted to RSUs as of December 31, 2017), and 195,045 (2017 LTIP PSUs).

(3)	This amount relates to a total of 146,537 RSUs and PSUs, consisting of 22,028 (2016 LTIP RSUs), 26,593 (2017 LTIP RSUs), 44,722 (RSUs that would be converted from the 2016 LTIP PSUs) and 53,194 (RSUs that would be converted from the 2017 LTIP PSUs), each of which will become vested upon a change in control.

(4)	This amount relates to a total of 120,319 RSUs and PSUs, consisting of 17,764 (2016 LTIP RSUs), 22,161 (2017 LTIP RSUs), 36,066 (RSUs that would be converted from the 2016 LTIP PSUs) and 44,328 (RSUs that would be converted from the 2017 LTIP PSUs), each of which will become vested upon a change in control.

Pay Ratio

Federal law requires that we disclose the ratio of our CEO’s total compensation to the total compensation of our median employee (determined on the basis of compensation and by excluding the CEO). To determine this ratio, we collected data from our global workforce consisting of all U.S. and non-U.S. full-time, part-time, seasonal and temporary employees of the Company and any of its consolidated subsidiaries, as of December 31, 2017. No assumptions, adjustments, or estimates with respect to compensation were made. We used actual payroll records, as maintained in the ordinary course, to determine annual compensation and to identify our median employee. The median employee’s total compensation was calculated using the same methodology used to calculate the annual total compensation of the CEO as set forth in the Summary Compensation Table included in the Executive Compensation section of this Annual Report. The median employee's total compensation was $80,141, and the total compensation of the CEO was $4,058,991. Accordingly, the CEO’s annual total compensation is 51 times that of the median employee. Due to the flexibility afforded by SEC rules in calculating the CEO pay ratio, this ratio may not be comparable to CEO pay ratios presented by other issuers.

DIRECTOR COMPENSATION

The Compensation Committee determined that for service as a director of our Company during 2017, each non-employee member of the Board of Directors would receive a cash payment of $80,000 payable one half on January 1st and one half on July 1st, and a number of shares of restricted stock with an aggregate value of $120,000 based on the closing price of the first trading day of each new year, with all of such shares vesting in full on July 1st of the year of grant. Directors who are elected to the Board after January 1st receive a cash payment equal to a pro-rata portion of $80,000 and an equity grant equal to a number of shares of restricted stock with an aggregate value representing a pro-rata portion of $120,000, vesting six months from the date of grant. Additionally, each Chairperson of the Audit, Compensation and Governance Committees would receive additional cash payments of $25,000, $20,000 and $15,000, respectively, and a Lead Director would receive an additional cash payment of $40,000. Following a detailed review of Audit Committee activities during 2017 and the considerable time and attention the Company required from the Audit Committee and its members, the Compensation Committee determined that in 2017, each member of the Audit Committee would receive an incremental $30,000 for their work, and the chairperson would receive an incremental $60,000.

In August 2017, the Board of Directors also formed a Special Committee to engage in a broad review of possible strategic alternatives for the Company. The Board appointed each of Ms. Gove and Messrs. Marcum and Friedman to serve on such committee, with Mr. Slutsky serving as its chairman, and resolved that each member of the committee would receive fees, commencing September 1, 2017, in the amount of $10,000 per calendar month, with the chairperson of such committee receiving $15,000 per calendar month. Following the Special Committee’s review, the committee was dissolved on October 15, 2017.

In 2017, Mr. Cuneo was compensated for service in the role of our Chairman of the Board. Since December 18, 2017, Mr. Cuneo has served as our Executive Chairman of the Board. Mr. Cuneo will not receive compensation in respect of his service as a director during the period he is employed by us.

The following table sets forth compensation information for 2017 for each person who served as a member of our Board of Directors at any time during 2017 who is not also a current executive officer. An executive officer who serves on our Board of Directors does not receive additional compensation for serving on the Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
F. Peter Cuneo(3)	140,000	120,000	260,000
Drew Cohen(4)	150,000	120,000	270,000
Mark Friedman(5)	145,000	120,000	265,000
Sue Gove(6)	180,000	120,000	300,000
James A. Marcum (7)	140,000	120,000	260,000
Sanjay Khosla(8)	80,000	120,000	200,000
Kristen O’Hara(9)	80,000	120,000	200,000
Kenneth Slutsky(10)	102,500	120,000	222,500

(1)	Represents the aggregate grant date fair value, determined without regards to forfeitures. See Note 5 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a discussion for the relevant assumptions used in calculating grant date fair value.
(2)	In 2017, there were no outstanding options at fiscal year-end for directors.
(3)	Fees earned or paid in cash to Mr. Cuneo include (i) $80,000 attributable to annual cash director fees and (ii) $60,000 attributable to annual Chairman fee.
(4)	Fees earned or paid in cash to Mr. Cohen include (i) $80,000 attributable to annual cash director fees, (ii) $40,000 attributable to annual Lead Director fee and (iii) $30,000 attributable to 2017 Audit Committee member fees.
(5)	Fees earned or paid in cash to Mr. Friedman include (i) $80,000 attributable to annual cash director fees, (ii) $20,000 attributable to annual Compensation Committee chairman fee; (iii) $30,000 attributable to 2017 Audit Committee member fees and (iv) $15,000 attributable to Special Committee member fees.
(6)	Fees earned or paid in cash to Ms. Gove include (i) $80,000 attributable to annual cash director fees, (ii) $85,000 attributable to 2017 Audit Committee chairperson fee; and (iii) $15,000 attributable to Special Committee member fees.
(7)	Fees earned or paid in cash to Mr. Marcum include (i) $80,000 attributable to annual cash director fees, (ii) $15,000 attributable to annual Governance Committee chairman fee; (iii) $30,000 attributable to 2017 Audit Committee member fees and (iv) $15,000 attributable to Special Committee member fees.
(8)	Fees earned or paid in cash to Mr. Khosla include $80,000 attributable to annual cash director fees.
(9)	Fees earned or paid in cash to Ms. O’Hara include $80,000 attributable to annual cash director fees. As previously disclosed in our Form 8-K filed with the SEC on January 24, 2018, Ms. O’Hara resigned from the Board on January 18, 2018.
(10)	Fees earned or paid in cash to Mr. Slutsky include (i) $80,000 attributable to annual cash director fees, and (ii) $22,500 attributable to Special Committee chairman fees.

Director Compensation for 2018. Following its annual review of director compensation, the Compensation Committee determined, given the limited availability of shares of common stock of the Company available for grant under the Amended and Restated 2016 Omnibus Incentive Plan and the number of shares of common stock of the Company required to be reserved for issuance in connection with the issuance of the Company’s 5.75% Convertible Senior Subordinated Secured Second Lien Notes due 2023, to pay in cash for 2018 that portion of director compensation historically settled in equity. Therefore, for service as a director of our company during 2018, each non-employee member of the Board of Directors will receive a cash payment of $80,000 payable one half on January 1st and one half on July 1st, and additional cash payments totaling $120,000, with such additional cash compensation vesting in 12 equal monthly installments. Directors will not receive equity grants in respect of 2018 service on our Board. Additionally, each Chairperson of the Audit, Compensation and Governance Committees will receive additional cash payments of $35,000, $20,000 and $15,000, respectively.

In addition to the fees noted above, Mr. Cohen will receive $40,000 in annual cash fees for his service as Lead Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding beneficial ownership of our common stock as of April 20, 2018 by each of our directors and our named executive officers, all of our executive officers and directors, as a group, and each person known by us to beneficially hold more than five percent of our common stock, based on information obtained from such persons.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock underlying options, warrants, restricted stock units and other convertible securities that are exercisable or convertible within 60 days of April 20, 2018 and shares of our common stock underlying restricted stock awards that vest within 60 days of April 20, 2018 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder’s percentage ownership. The same securities may be beneficially owned by more than one person. Percentage ownership is based on 65,496,145 shares of our common stock outstanding as of April 20, 2018. The address for each beneficial owner, unless otherwise noted, is c/o Iconix Brand Group, Inc. at 1450 Broadway, New York, New York 10018.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Company’s Outstanding Common Stock Beneficially Owned
John N. Haugh	484,184		*
David K. Jones	77,003		*
Jason Schaefer	55,446		*
F. Peter Cuneo	322,935		*
Drew Cohen	61,737		*
Mark Friedman	65,981		*
Sue Gove	30,052		*
James A. Marcum	74,057		*
Sanjay Khosla	15,481		*
Kenneth W. Slutsky	14,127		*
UBS Group AG 1450 Broadway New York, NY 10018	15,482,168	(1)	23.63%
BlackRock, Inc. 55 East 52nd Street New York, NY 10022	3,422,732	(2)	5.2%
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	3,735,581	(3)	5.7%
Sports Direct International plc Unit A Brook Park East Shirebrook, England NG20 8RY	5,651,532	(4)	8.6%
Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, TX 78746	4,224,437	(5)	6.4%
Oppenheimer Funds, Inc. 225 Liberty Street New York, NY 10281	6,000,855	(6)	9.2%
Monecor (London) Limited (trading as ETX Capital) One Broadgate London EC2M 2QS United Kingdom	5,001,575	(7)	7.6%
Radcliffe Capital Management, L.P. 50 Monument Road, Suite 300 Bala Cynwyd, PA 19004	5,962,598	(8)	9.1%
All directors and executive officers as a group (10 persons)	1,201,003		1.8%

*	Less than 1%

(1)

Based on a Schedule 13G filed on April 10, 2018, UBS Group AG disclaims beneficial ownership of such securities. These shares are beneficially owned by the UBS Asset Management division of UBS Group AG and its subsidiaries and affiliates on behalf of its clients. This filing does not reflect securities, if any, beneficially owned by any other division of UBS Group AG.

(2)	Based on a Schedule 13G/A filed on January 25, 2018, BlackRock, Inc. is deemed to have beneficial ownership of these shares. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares. The BlackRock, Inc., subsidiaries which acquired these shares are BlackRock (Netherlands) B.V.; BlackRock Advisors, LLC; BlackRock Asset Management Canada Limited; BlackRock Asset Management Ireland Limited; BlackRock Asset Management Schweiz AG; BlackRock Financial Management, Inc.; BlackRock Fund Advisors; BlackRock Institutional Trust Company, N.A.; BlackRock Investment Management (Australia) Limited; BlackRock Investment Management (UK) Ltd. and BlackRock Investment Management, LLC. BlackRock, Inc. has sole voting and dispositive power in respect of these shares.

(3)	Based on a Schedule 13G/A filed on February 9, 2018, The Vanguard Group, Inc. (the “Vanguard Group”) is deemed to have beneficial ownership of these shares, of which (i) 52,264 shares are owned beneficially by Vanguard Fiduciary Trust Company, a wholly owned subsidiary of the Vanguard Group, as a result of its serving as investment manager of collective trust accounts and (ii) 8,871 shares are owned beneficially by Vanguard Investments Australia, Ltd., a wholly owned subsidiary of The Vanguard Group, Inc., as a result of its serving as an investment manager of Australian investment offerings.

(4)	Based on a Schedule 13D/A filed on November 3, 2017, Sports Direct International pcl (“Sports Direct”) is deemed to have an indirect economic interest in these shares. Such interest is held through contracts for differences or “CFDs” with Monecor (London) Limited, trading as ETX Capital. Pursuant to the CFDs, Sports Direct does not have the power to vote or direct the vote, or power to dispose or direct the disposition of any of the shares, and therefore the beneficial ownership is disclaimed pursuant to Rules 13d-4 and 16a-1(a)(4) under the Securities and Exchange Act of 1934, as amended, for Section 13(d) and Section 16(a) purposes.

(5)	Based on a Schedule 13G/A filed on February 9, 2018, Dimensional Fund Advisors LP is deemed to have beneficial ownership of these shares. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(6)	Based on a Schedule 13G/A jointly filed on February 6, 2018, Oppenheimer Funds, Inc. (“Oppenheimer Funds”) and Oppenheimer Global Opportunities Fund (“Oppenheimer Global Opportunities”) are deemed to have beneficial ownership of these shares. Oppenheimer Funds is an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) and Oppenheimer Global Opportunities is an investment company registered under Section 8 of the Investment Company Act of 1940. Oppenheimer Funds and Oppenheimer Global Opportunities have shared voting power over the securities and disclaim beneficial ownership of such securities.

(7)	Based on a Schedule 13G filed on February 14, 2018, Monecor (London) Limited is deemed to have beneficial ownership of these shares.

(8)	Based on Schedule 13G filed, on March 5, 2018, (i) 5,961,598 shares are deemed beneficially owned by Radcliffe Capital Management, L.P., RGC Management Company, LLC, and Steven B. Katznelson, (ii) 5,962,598 shares are deemed beneficially owned by Christopher Hinkel, and (iii) 5,464,054 shares deemed beneficially owned by Radcliffe Ultra Short Duration Master Fund, L.P. and Radcliffe Capital Investors, LLC (all reporting persons on this Schedule 13G, the “Radcliffe Holders”). The Radcliffe Holders disclaim beneficial ownership of such securities. Each of the Radcliffe Holders has shared voting power over the securities that it is deemed to beneficially own, other than 1,000 shares that Christopher Hinkel is deemed to beneficially own.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	40,000	$9.47	1,786,128
Equity compensation plans not approved by security holders	—	$—	—
Total	40,000	$9.47	1,786,128

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

Additionally, GBG also served as agent to Peanuts Worldwide for the Greater China Territory for Peanuts brands.  As of June 30, 2017, due to the completion of the sale of the Entertainment segment, GBG is no longer a related party in its capacity as agent of Peanuts Worldwide.  For the years ended FY 2017, FY 2016 and FY 2015, Global Brands Group Asia Limited earned fees of approximately $0.7 million, $3.3 million, and $3.0 million, respectively, in its capacity as agent to Peanuts Worldwide which have been recorded within discontinued operations in the Company’s consolidated statement of operations.

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

Board Independence

Our Board of Directors has determined that Messrs. Cohen, Friedman, Marcum, Khosla and Slutsky and Ms. Gove are each an “independent director” under the applicable Listing Rules of NASDAQ.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of the Company’s annual financial statements for 2017 and 2016, internal controls over financial reporting and the reviews of the financial statements included in the Company’s Forms 10-Q, comfort letters and consents related to SEC registration statements for 2017 and 2016 totaled approximately $1,667,709 and $1,608,115 respectively.

Audit-Related Fees. There were approximately $380,842 and $800,934 aggregate fees billed by BDO USA, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and other capital raising activities for 2017 and 2016, respectively, and that are not disclosed in the paragraph captioned “Audit Fees” above.

Tax Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for tax compliance and consulting for 2017 and 2016, were approximately $355,108 and $302,939, respectively.

All Other Fees. There were no fees billed by BDO USA, LLP, for products and services other than the services described in the paragraphs captioned “Audit Fees”, “Audit-Related Fees” and “Tax Fees” above for 2017 and 2016.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO USA, LLP in 2017. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved all the foregoing audit services and permissible non-audit services provided by BDO USA, LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICONIX BRAND GROUP, INC.

Date: April 30, 2018	By:	/s/ John N. Haugh
John N. Haugh
President and Chief Executive Officer

/s/ F. Peter Cuneo
F. Peter Cuneo
Executive Chairman of the Board

/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Numbers	Description

2.1	Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC(1) +

2.2	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC (2) +

2.3	Purchase Agreement dated as of April 26, 2010 by and among the Company, United Features Syndicate, Inc. and The E.W. Scripps Company(3) +

2.4	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC(4) +

2.5	Asset Purchase Agreement dated October 26, 2011 by and between the Company and Sharper Image Acquisition LLC (5) +

2.6	Asset Purchase Agreement dated October 24, 2012 by and among Iconix Brand Group, Inc., Umbro IP Holdings LLC, Iconix Luxembourg Holdings SÀRL, Umbro International Limited, Nike Global Services Pte. Ltd. and NIKE, Inc(6) +

2.7	Membership Interest Purchase Agreement by and among Iconix Brand Group, Inc., Icon NY Holdings LLC, IBG Borrower LLC, DHX Media Ltd. and DHX SSP Holdings LLC, dated May 9, 2017.(52)

2.8	Membership Interest Purchase Agreement by and among Iconix Brand Group, Inc., IBG Borrower LLC, DHX Media Ltd. and DHX SSP Holdings LLC, dated May 9, 2017.(52)

3.1	Certificate of Incorporation, as amended(9)

3.2	Restated and Amended By-Laws(10)

3.3	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company(40)*

4.1	Indenture, dated May 23, 2011, between the Company and The Bank of New York Mellon Trust, N.A.(11)

4.2	Global Note(11)

4.3	Base Indenture dated November 29, 2012(12)

4.4	Supplemental Indenture dated November 29, 2012(12)

4.5	Supplemental Indenture Series 2013-1 Supplement dated as of June 21, 2013(8)

4.6	Indenture 1.50% Convertible Senior Subordinated Notes Due 2018 dated as of March 18, 2013(39)

4.7	Global Note(39)

4.8	Rights Agreement dated as of January 27, 2016 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent(40)

4.9	First Amendment to the Series 2012-1 Supplemental Indenture dated August 18, 2017.(51)

4.10	Indenture, dated as of February 22, 2018, by and among the Company, the Guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee(59)

10.2	2000 Stock Option Plan of the Company(14)*

10.3	2001 Stock Option Plan of the Company(15)*

10.4	2002 Stock Option Plan of the Company(16)*

10.5	Non-Employee Director Stock Incentive Plan(17)*

10.6	401(K) Savings Plan of the Company(18)

10.7	The Company’s 2006 Equity Incentive Plan and forms of options granted thereunder(19)*

10.8	Form of Restricted Stock Agreement for officers under the Company’s 2006 Equity Incentive Plan(20)*

10.9	Form of Restricted Stock Agreement for Directors under the Company’s 2006 Equity Incentive Plan(20)*

Exhibit Numbers	Description

10.10	Form of Option Agreement under the Company’s 1997 Stock Option Plan(21)*

10.11	Form of Option Agreement under the Company’s 2000 Stock Option Plan(21)*

10.12	Form of Option Agreement under the Company’s 2001 Stock Option Plan(21)*

10.13	Form of Option Agreement under the Company’s 2002 Stock Option Plan(21)*

10.14	Common Stock Purchase Warrant issued to UCC Consulting Corporation(22)

10.15	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company(23)

10.16	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices(24)

10.17	Iconix Brand Group, Inc. Executive Incentive Bonus Plan(25)*

10.18	Form of restricted stock agreement under the 2009 Equity Incentive Plan(28)*

10.19	Form of stock option agreement under the 2009 Equity Incentive Plan(28)*

10.20	Employment Agreement dated February 26, 2009 between the Company and David Blumberg(29)*

10.21	Restricted Stock Agreement with David Blumberg dated September 22, 2009(29)*

10.22	Purchase Agreement, dated May 17, 2011, among Iconix Brand Group, Inc., Barclays Capital Inc. and Goldman, Sachs & Co.(11)

10.23	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.24	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company and Goldman, Sachs & Co.(11)

10.25	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.26	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Goldman, Sachs & Co.(11)

10.27	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.28	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Goldman, Sachs & Co.(11)

10.29	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.30	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Goldman, Sachs & Co.(11)

10.31	Revolving Credit Agreement dated as of November 22, 2011 among the Company, as Borrower, and the several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Syndication Agents, Barclays Bank PLC, as Documentation Agent, and Barclays Bank PLC, as Administrative Agent(33)

10.32	Guarantee and Collateral Agreement dated as of November 22, 2011 made by the Company and certain of its Subsidiaries in favor of Barclays Bank PLC, as Administrative Agent(33)

10.33	Employment Agreement dated March 5, 2012 between the Company and David Blumberg(34)*

10.34	Class A-1 Note Purchase Agreement dated November 29, 2012 by and among Registrant, Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, Barclays Bank PLC, as L/C Provider, Barclays Bank PLC as Swingline Lender and Barclays Bank PLC, as Administrative Agent(12)

10.35	Management Agreement dated November 29, 2012 by and among the Co-Issuers, Registrant and Citibank, N.A., as trustee(12)

Exhibit Numbers	Description

10.36	Amendment to Employment Agreement entered into February 15, 2013 to be effective February 1, 2013 between the Company and David Blumberg(35)*

10.37	PSU Agreement dated February 15, 2013 between Iconix Brand Group, Inc. and David Blumberg(35)*

10.38	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Executive)(36)*

10.39	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-Executive)(36)*

10.40	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-employee Director)(36)*

10.41	Amended and Restated 2009 Equity Incentive Plan(37)*

10.42	Clawback policy form of Acknowledgement(36)*

10.43	Employment Agreement dated as of August 19, 2013 between the Company and Jason Schaefer(38)*

10.44	Purchase Agreement dated March 12, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc.(40)

10.45	Confirmation of OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(40)

10.46	Confirmation of Additional OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(40)

10.47	Confirmation of OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(40)

10.48	Confirmation of Additional OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(40)

10.50	Employment Agreement dated as of June 10, 2015 between the Company and David Jones(42)*

10.51	Employment Agreement dated as of September 8, 2015 between the Company and F. Peter Cuneo.(46)*

10.52	Employment Agreement dated as of February 18, 2016 between the Company and John Haugh(43)*

10.53	Employment Agreement dated as of February 24, 2016 between the Company and David Blumberg(43)*

10.54	Credit Agreement dated as of March 7, 2016 between IBG Borrower LLC, as the borrower (“IBG Borrower”), the Company and certain of IBG Borrower’s wholly-owned subsidiaries, as guarantors, Cortland Capital Market Services LLC, as administrative agent and collateral agent and the lenders party thereto from time to time, including CF ICX LLC and Fortress Credit Co LLC(44)

10.55	Facility Guaranty dated as of March 7, 2016 between the Company and certain wholly-owned subsidiaries of IBG Borrower LLC, as guarantors and Cortland Capital Market Services LLC, as administrative agent and collateral agent(44)

10.56	Security Agreement dated as of March 7, 2016 between the Company, IBG Borrower LLC and certain of its wholly-owned subsidiaries, as Grantors, and Cortland Capital Market Services LLC, as Collateral Agent(44)

10.57	2015 Executive Incentive Plan(45)*

10.58	Employment Agreement dated as of April 28, 2016 between the Company and Peter Cuneo(47)*

10.59	Form of Exchange Agreement(48)

10.60	Form of Exchange Agreement(48)

10.61	Agreement dated as of September 26, 2016 by and among Iconix Brand Group, Inc., Huber Capital Management, LLC and Joseph R. Huber(49)

10.62	2016 Omnibus Incentive Plan(50)*

10.63	Separation Agreement dated as of December 15, 2016 between the Company and David Blumberg(51)*

10.64	Asset Purchase Agreement dated December 23, 2016 by and among Iconix Brand Group, Inc., 360 Holdings II-A LLC, Icon NY Holdings LLC, Iconix Latin America LLC and Sharper Image Holdings LLC(51)

Exhibit Numbers	Description

10.65	Executive Severance Plan(51)*

10.66	Credit Agreement, dated as of August 2, 2017, among IBG Borrower LLC, as the borrower, Iconix Brand Group, Inc. and certain of IBG Borrower’s wholly-owned subsidiaries, as guarantors, Cortland Capital Market Services LLC, as administrative agent and collateral agent and the lenders party thereto from time to time, including Deutsche Bank AG, New York Branch.(53)

10.67	Facility Guaranty, dated as of August 2, 2017, among Iconix Brand Group, Inc. and certain wholly-owned subsidiaries of IBG Borrower LLC, as guarantors and Cortland Capital Market Services LLC, as administrative agent and collateral agent.(53)

10.68	Security Agreement, dated as of August 2, 2017, among Iconix Brand Group, Inc., IBG Borrower LLC and certain of its wholly-owned subsidiaries, as Grantors, and Cortland Capital Market Services LLC, as Collateral Agent.(53)

10.69	First Amendment to the Class A-1 Note Purchase Agreement dated August 18, 2017, by and among the Company, the Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, and Guggenheim Securities Credit Partners, LLC, as L/C Provider, as Swingline Lender and as Administrative Agent.(54)

10.70	Limited Waiver and Amendment No. 1 to Credit Agreement, entered into as of October 27, 2017, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company as Administrative Agent and Collateral Agent.(55)

10.71	Second Amendment, Consent and Limited Waiver to Credit Agreement, entered into as of November 24, 2017, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company, as Administrative Agent and Collateral Agent.(56)

10.72	Executive Employment Agreement by and between F. Peter Cuneo and the Company entered into as of December 18, 2017.(57)

10.73	Third Amendment, Consent and Limited Waiver to Credit Agreement and Other Loan Documents entered into as of February 12, 2018, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company, as Administrative Agent and Collateral Agent.(58)

10.74	Form of Exchange Agreement, by and between the Company and the Holder named therein.(59)

10.75	Fourth Amendment and Consent to Credit Agreement, entered into as of March 12, 2018, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company, as Administrative Agent and Collateral Agent.(60)

10.76	Form of 2018 Cash Incentive Award Agreement(61)*

10.77	Form of 2018 Annual Award Performance Stock Unit Agreement.(61)*

10.78	Reconciliation Tables for Non-GAAP numbers++

21	Subsidiaries of the Company(60)

23	Consent of BDO USA, LLP(60)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002++

31.2	Certification of Executive Chairman of the Board of Directors pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002++

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(60)

Exhibit Numbers	Description

32.2	Certification of Executive Chairman of the Board of Directors pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(60)

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(60)

101.INS	XBRL Instance Document(60)

101.SCH	XBRL Schema Document(60)

101.CAL	XBRL Calculation Linkbase Document (60)

101.DEF	XBRL Definition Linkbase Document(60)

101.LAB	XBRL Label Linkbase Document(60)

101.PRE	XBRL Presentation Linkbase Document(60)

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 26, 2011 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 30, 2012 and incorporated by reference herein.
(7)	[Intentionally omitted.]
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 21, 2013 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 6, 2012 and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 17, 2011 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 29, 2012 and incorporated by reference herein.
(13)	Intentionally omitted.
(14)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.
(16)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.
(17)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
(21)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.

(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.
(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.
(25)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.
(26)	[Intentionally omitted.]
(27)	[Intentionally omitted.]
(28)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
(29)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.
(30)	[Intentionally omitted.]
(31)	[Intentionally omitted.]
(32)	[Intentionally omitted.]
(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 22, 2011 and incorporated by reference herein.
(34)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 5, 2012 and incorporated by reference herein.
(35)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and incorporated by reference herein.
(36)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated by reference herein.
(37)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 and incorporated by reference herein.
(38)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.
(39)	[Intentionally omitted.]
(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 12, 2013 and incorporated by reference herein.
(41)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 27, 2016 and incorporated by reference herein,
(42)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated by reference herein.
(43)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 18, 2016 and incorporated by reference herein.
(44)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 7, 2016 and incorporated by reference herein.
(45)	Filed as Annex A to the Company’s Definitive Proxy Statement dated October 23, 2015 as filed on Schedule 14A and incorporated by reference herein.
(46)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.
(47)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated by reference herein.
(48)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 10, 2016 and incorporated by reference herein.
(49)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 28, 2016 and incorporated by reference herein.
(50)	Filed as Annex A to the Company’s Definitive Proxy Statement dated October 4, 2016 as filed on Schedule 14A and incorporated by reference herein.
(51)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated by reference herein.
(52)	Filed as an exhibit to the Company’s Current Report on Form 8-K/A for the event dated May 9, 2017 and incorporated by reference herein.
(53)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 2, 2017 and incorporated by reference herein.
(54)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 18, 2017 and incorporated by reference herein.

(55)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 27, 2017 and incorporated by reference herein.
(56)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 24, 2017 and incorporated by reference herein.
(57)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 13, 2017 and incorporated by reference herein.
(58)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 12, 2018 and incorporated by reference herein.
(59)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 22, 2018 and incorporated by reference herein.
(60)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 dated March 14, 2018 and incorporated by reference herein.
(61)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 26, 2018 and incorporated by reference herein.

*	Denotes management compensation plan or arrangement
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Iconix Brand Group, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
++	Filed herewith.

