Form 10-Q
period 2018-03-31
ICONIX BRAND GROUP, INC.
filed 2018-05-10
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

Common Stock, $.001 Par Value- 66,109,592 shares as of May 7, 2018.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$52,017	$65,927
Restricted cash	43,719	48,766
Accounts receivable, net	47,470	66,625
Other assets – current	57,164	51,850
Total Current Assets	200,370	233,168
Property and equipment:
Furniture, fixtures and equipment	22,012	21,661
Less: Accumulated depreciation	(16,145)	(15,567)
	5,867	6,094
Other Assets:
Other assets	17,925	6,268
Deferred income tax asset	4,486	4,492
Trademarks and other intangibles, net	468,675	465,722
Investments and joint ventures	91,182	90,887
Goodwill	63,882	63,882
	646,150	631,251
Total Assets	$852,387	$870,513
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$32,918	$49,191
Deferred revenue	8,726	5,525
Current portion of long-term debt	46,549	44,349
Other liabilities – current	10,236	13,581
Total Current Liabilities	98,429	112,646
Deferred income tax liability	11,892	11,466
Other tax liabilities	492	531
Long-term debt, less current maturities (includes $109,455 and $0, respectively, at fair value)	711,802	756,493
Other liabilities	9,847	10,066
Total Liabilities	832,462	891,202
Redeemable Non-Controlling Interest	29,792	30,287
Commitments and contingencies
Stockholders’ (Deficit) Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 96,816 and 90,159, respectively	97	90
Additional paid-in capital	1,031,084	1,044,518
Accumulated losses	(177,146)	(223,718)
Accumulated other comprehensive loss	(45,342)	(51,280)
Less: Treasury stock – 32,912 and 32,820 shares at cost, respectively	(844,055)	(844,030)
Total Iconix Brand Group, Inc. Stockholders’ Deficit	(35,362)	(74,420)
Non-Controlling Interest, net of installment payments due from non-controlling interest holders	25,495	23,444
Total Stockholders’ Deficit	(9,867)	(50,976)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$852,387	$870,513

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2018	2017
Licensing revenue	$48,548	$58,722
Selling, general and administrative expenses	28,640	25,392
Depreciation and amortization	654	653
Equity earnings on joint ventures	(96)	(933)
Gain on sale of trademarks	(1,143)	—
Operating income	20,493	33,610
Other expenses (income):
Interest expense	14,549	15,049
Interest income	(122)	(126)
Other income	(26,132)	(1)
(Gain) loss on extinguishment of debt	(4,473)	5,482
Foreign currency translation (gain) loss	(551)	429
Other (income) expenses – net	(16,729)	20,833
Income from continuing operations before income taxes	37,222	12,777
Provision for income taxes	1,650	5,887
Net income from continuing operations	35,572	6,890
Less: Net income attributable to non-controlling interest from continuing operations	2,857	2,488
Net income from continuing operations attributable to Iconix Brand Group, Inc.	32,715	4,402

Loss from discontinued operations before income taxes	—	(12,477)
Benefit for income taxes	—	(5,098)
Net loss from discontinued operations	—	(7,379)
Less: Net income attributable to non-controlling interest from discontinued operations	—	1,303
Net loss from discontinued operations attributable to Iconix Brand Group, Inc.	—	(8,682)

Net income (loss) attributable to Iconix Brand Group, Inc.	$32,715	$(4,280)

Earnings (loss) per share - basic:
Continuing operations	$0.51	$0.06
Discontinued operations	$—	$(0.15)
Earnings (loss) per share - basic	$0.51	$(0.09)

Earnings (loss) per share - diluted:
Continuing operations	$0.51	$0.06
Discontinued operations	$—	$(0.15)
Earnings (loss) per share - diluted	$0.51	$(0.09)
Weighted average number of common shares outstanding:
Basic	59,117	56,964
Diluted	59,117	56,964

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income from continuing operations	$35,572	$6,890
Other comprehensive income:
Foreign currency translation gain	2,761	2,630
Change in fair value of available for sale securities	—	(571)
Total other comprehensive income	2,761	2,059
Comprehensive income	$38,333	$8,949
Less: comprehensive income attributable to non-controlling interest from continuing operations	2,857	2,488
Comprehensive income from continuing operations attributable to Iconix Brand Group, Inc.	$35,476	$6,461

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ (Deficit) Equity

Three Months Ended March 31, 2018

(in thousands)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	In Capital	Losses	Loss	Stock	Interest	Total
Balance at January 1, 2018	90,159	$90	$1,044,518	$(223,718)	$(51,280)	$(844,030)	$23,444	$(50,976)
Shares issued on vesting of restricted stock	245	1	—	—	—	—	—	1
Shares issued on conversion of 5.75% Convertible Notes	6,412	6	8,740	—	—	—	—	8,746
Writeoff of equity component of 1.50% Convertible Notes	—	—	(23,250)	—	—	—	—	(23,250)
Cumulative effect of accounting change for adoption of ASC 606	—	—	—	16,540	—	—	1,176	17,716
Cumulative effect of accounting change for adoption of ASU 2016-01	—	—	—	(3,177)	3,177	—	—	—
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(25)	—	(25)
Compensation expense in connection with restricted stock and stock options	—	—	1,019	—	—	—	—	1,019
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	195	195
Change in redemption value of redeemable non-controlling interest	—	—	—	494	—	—	—	494
Net income	—	—	—	32,715	—	—	2,857	35,572
Tax benefit related to amortization of convertible notes' discount	—	—	35	—	—	—	—	35
Foreign currency translation	—	—	22	—	2,761	—	—	2,783
Distributions to joint ventures	—	—	—	—	—	—	(2,177)	(2,177)
Balance at March 31, 2018	96,816	$97	$1,031,084	$(177,146)	$(45,342)	$(844,055)	$25,495	$(9,867)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income from continuing operations	$35,572	$6,890
Loss from discontinued operations	—	(7,379)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	558	434
Amortization of trademarks and other intangibles	96	219
Amortization of deferred financing costs and debt discount	877	1,558
Amortization of convertible note discount	3,298	4,346
Stock-based compensation expense	1,019	1,722
Provision for doubtful accounts	507	2,626
Earnings on equity investments in joint ventures	(96)	(933)
Distributions from equity investments	922	1,182
Gain on sale of trademarks, net	(1,143)	—
Settlement of note receivable related to formation of Buffalo joint venture	1,141	—
Mark to market adjustment on convertible note	(25,174)	—
Gain on sale of Complex Media	(958)	—
(Gain) loss\ on extinguishment of debt	(4,473)	5,482
Deferred income tax provision	157	113
(Gain) loss on foreign currency translation	(551)	429
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	19,064	2,013
Other assets – current	(1,578)	2,239
Other assets	(413)	681
Deferred revenue	3,129	586
Accounts payable and accrued expenses	(11,092)	(21,054)
Other tax liabilities	(39)	3,148
Other liabilities	(272)	220
Net cash provided by continuing operating activities	20,551	11,901
Net cash used in discontinued operating activities	—	(1,352)
Net cash provided by operating activities	20,551	10,549
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(282)	(179)
Acquisition of additional interest in Iconix MENA	—	(1,800)
Acquisition of trademarks from Iconix Southeast Asia	(2,125)	—
Acquisition of remaining interest in Iconix Canada	(2,700)	—
Acquisition of Badgley Mischka and Sharper Image trademarks in certain international joint ventures	(1,164)
Proceeds received from note due from American Greetings	—	1,250
Proceeds from sale of interest in Badgley Mischka in certain international joint ventures	1,250	—
Proceeds from sale of Complex Media	958	—
Proceeds from note receivable from formation of Buffalo joint venture	1,409	—
Additions to trademarks	(201)	(11)
Net cash used in continuing investing activities	(2,855)	(740)
Net cash used in discontinued investing activities	—	(31)
Net cash used in investing activities	(2,855)	(771)
Cash flows provided by (used in) financing activities:
Prepaid financing costs	(4,841)	—
Proceeds from long-term debt, net of discount and fees	95,700	—
Payment of long-term debt	(122,380)	(105,921)
Payment of make-whole premium on repayment of long-term debt	—	(6,751)
Proceeds from sale of trademarks and related notes receivable from consolidated JVs	201	2,947
Distributions to non-controlling interests	(6,587)	(2,917)
Tax benefit related to amortization of convertible notes' discount	35	22
Cost of shares repurchased on vesting of restricted stock	(25)	(843)
Net cash used in continuing financing activities	(37,897)	(113,463)
Net cash used in discontinued financing activities	—	—
Net cash used in financing activities	(37,897)	(113,463)
Effect of exchange rate changes on cash and restricted cash	1,244	508
Net decrease in cash and cash equivalents, and restricted cash	(18,957)	(103,177)
Cash, cash equivalents, and restricted cash from continuing operations, beginning of period	114,693	314,383
Cash and cash equivalents from discontinued operations, beginning of period	—	12,297
Cash, cash equivalents, and restricted cash, beginning of period	114,693	326,680
Cash, cash equivalents, and restricted cash, end of period	95,736	124,778
Less: Cash and cash equivalents from discontinued operations, end of period	—	15,403
Cash, cash equivalents, and restricted cash of continuing operations, end of period	$95,736	$109,375

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2018	2017
Cash paid during the period:
Income taxes (net of refunds received)	$2,619	$5,763
Interest	$10,060	$24,389
Non-cash investing and financing activities:
Make-whole premium on repayment of long-term debt	$—	$15,737
Shares issued upon conversion of debt	$8,746	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

During the Current Quarter, the Company adopted seven new accounting pronouncements.  Refer to Note 20 for further details.

Certain reclassifications, which were immaterial, have been made to conform prior year data to the current presentation.

Assessment of Going Concern

These consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business.  Due to certain developments during the year ended December 31, 2017, including the decision by Target Corporation not to renew the existing Mossimo license agreement following its expiration in October 2018 and by Walmart, Inc. not to renew the existing Danskin Now license agreement following its expiration in January 2019, and the Company’s revised projected future earnings, the Company had initially forecasted that it would unlikely be in compliance with certain of its financial debt covenants in 2018 and beyond and that it may otherwise face possible liquidity challenges in 2018 and beyond. As a result, the Company amended its Senior Secured Term Loan to provide relief under certain covenants and implemented a cost savings plan to improve liquidity.

Following the completion of an exchange (the “Exchange”) whereby the Company exchanged an aggregate principal amount of approximately $125 million of our 1.50% convertible senior subordinated notes due March 2018 (the “1.50% Convertible Notes”) with the same aggregate principal value of our new 5.75% convertible senior subordinated notes due August 2023 (the “5.75% Convertible Notes”), the Company received proceeds of the Second Delayed Draw Term Loan of $110 million, and used these proceeds, as well as cash on hand, to extinguish the remaining 1.50% Convertible Notes outstanding as of their maturity date, March 15, 2018. See Note 9 for further information on these financings.

While conditions and events do exist that may raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months, management believes that (i) as a result of the aforementioned amendments to the Senior Secured Term Loan, (ii) the Exchange, (iii) the extinguishment of the 1.50% Convertible Notes at maturity, as well as (iv) implemented and planned cost savings, that its plans alleviate this substantial doubt, and therefore the management believes that it will continue as a going concern for the next twelve months.

For additional information, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

2. Discontinued Operations

On May 9, 2017, the Company signed definitive agreements to sell its Entertainment segment for $349.1 million in cash, which included a customary working capital adjustment.  The sale was completed on June 30, 2017.  As a result of the sale, the Company has classified the results of its Entertainment segment as discontinued operations in its condensed consolidated statement of operations for the three months ended March 31, 2017 (“Prior Year Quarter”).

The following table presents the details of the Entertainment segment for the Prior Year Quarter which were shown as income from discontinued operations, net of income taxes, in our unaudited condensed consolidated statement of operations:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Licensing revenue	$—	$27,461
Selling, general and administrative expenses	—	17,850
Depreciation and amortization	—	185
Operating income	—	9,426
Other expenses (income):
Interest expense	—	6,122
Interest income	—	(99)
Loss on extinguishment of debt	—	15,737
Foreign currency translation loss	—	143
Other expenses – net	—	21,903
Loss from operations of discontinued operations before income taxes	—	(12,477)
Benefit for income taxes	—	(5,098)
Net loss from discontinued operations	—	(7,379)
Less: Net income attributable to non- controlling interest from discontinued operations	—	1,303
Loss from discontinued operations, net of income taxes	$—	$(8,682)

The cash proceeds from the sale of the Company’s Entertainment segment were utilized by the Company to make mandatory principal prepayments on both its Senior Secured Notes and 2016 Senior Secured Term Loan (as well as a corresponding prepayment premium).  As a result, and in accordance with ASC 205-20-45-6, for the Prior Year Quarter, the Company allocated interest expense of $6.1 million (which includes $0.6 million of amortization of the original issue discount on the 2016 Senior Secured Term Loan) from continuing operations to discontinued operations.  Additionally, for the Prior Year Quarter, the Company allocated the prepayment premium of $15.7 million related to the 2016 Senior Secured Term Loan from continuing operations to discontinued operations on the Company’s unaudited condensed consolidated statement of operations.  Refer to Note 9 for further details.

The following table presents cash flow of the Entertainment segment during the Prior Year Quarter:

	Three Months Ended March 31,
	2018	2017
Net cash used in discontinued operating activities	$—	$(1,352)
Net cash used in discontinued investing activities	$—	$(31)
Net cash used in discontinued financing activities	$—	$—

3. Revenue Recognition

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, we adopted ASC Topic 606 – Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method applied to those license agreements which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605.  Under Topic 605, the Company recognized minimum royalty revenue on a straight-line basis over the term of each contract year, as defined, in each license agreement and royalties exceeding the defined minimum amounts were recognized as income during the period corresponding to the licensee’s sales.  Under Topic 606, the Company is recognizing the minimum royalty revenue on a straight-line basis over the entire contract term and royalties exceeding the defined minimum amounts are recognized only in the subsequent periods to when the minimum guarantee for the contract year has been achieved and when the later of the following events occur: (i) the subsequent sale occurs, or (ii) the performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied (or partially satisfied), as is discussed below.

We recorded a net increase to opening retained earnings and the corresponding amount to non-controlling interest of $16.5 million and $1.2 million, respectively, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our revenues associated with license agreements which have escalating guaranteed minimum royalties in the contract years of the license agreement term.  The impact to revenues for the Current Quarter was a decrease of $1.9 million as a result of applying Topic 606.

Revenue Recognition

Licensing Revenue

The Company licenses its brands across a broad range of product categories, including fashion apparel, footwear, accessories, sportswear, home furnishings and décor, and beauty and fragrance.  The Company seeks licensees with the ability to produce and sell quality products in their licensed categories and to meet and exceed minimum sales and royalty payment thresholds.

The Company maintains direct-to-retail and traditional wholesale licenses.  Typically, in a direct-to-retail license, the Company grants exclusive rights to one of its brands to a national retailer for a broad range of product categories.  Direct-to-retail licenses provide retailers with proprietary rights to national brands at favorable economics.  In a traditional wholesale license, the Company grants the right to a specific brand to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple retailers within an approved distribution channel.

The Company’s license agreements typically require the licensee to pay the Company royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach certain specified targets.  The Company’s licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands.

Licensing revenue is comprised of revenue related to the Company’s entry into various trade name license agreements that provide revenues based on minimum royalties and advertising/marketing fees and additional revenues based on a percentage of defined sales.  Minimum royalty amounts are recognized as revenue on a straight-line basis over the full contract term.  Minimum royalties that escalate on an annual basis over the contract term are recognized on a straight-line basis over the full contract term.  Royalties exceeding the defined minimum amounts in a specific contract year (sales-based royalties), as defined in each license agreement, are recognized only in the subsequent periods to when the minimum guarantee for the contract year has been achieved and when the later of the following events occur: (i) the subsequent sale occurs, or (ii) the performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied (or partially satisfied).

Within the Company's International segment, the Umbro business purchases replica soccer jerseys for resale to certain licensees. The Company generally does this as an accommodation to its licensees to consolidate ordering from the manufacturers. The revenue associated with such activity is included in licensing revenue and was approximately $2.0 million in the Current Quarter as compared to none in the Prior Year Quarter. The associated cost of goods sold is included in selling general and administrative expenses and was approximately $1.9 million in the Current Quarter as compared to none in the Prior Year Quarter.  Revenue for these sales are recognized upon the transfer of control of the promised product to the customer or licensee in an amount that reflects the consideration that we expect to receive in exchange for these products.

The following table presents our revenues disaggregated by license type:

	Three Months Ended March 31,
	2018	2017
Licensing revenue by license type:
Direct-to-retail license	$21,213	$34,538
Wholesale licenses	25,138	24,155
Other licenses(1)	2,197	29
	$48,548	$58,722

(1)

Included in Other licenses for the Current Quarter is $2.1 million of revenue associated with the Umbro business purchases discussed above of which there was no comparable amount in Prior Year Quarter.

The following table represents our revenues disaggregated by geography:

	Three Months Ended March 31,
	2018	2017
Total licensing revenue by geographic region:
United States	$32,877	$44,618
Other (1)	15,671	14,104
	$48,548	$58,722
(1)	No single country represented 10% of the Company’s revenues in the periods presented.

Remaining Performance Obligation

We enter into long-term license agreements with our licensees across all operating segments.  Revenues are recognized on a straight line basis consistent with the nature, timing and extent of our services, which primarily relate to the ongoing brand management and maintenance of the intellectual property.  As of April 1, 2018, the Company and its joint ventures had a contractual right to receive over $470 million of aggregate minimum licensing revenue through the balance of all of their current licenses, excluding any renewals.

As of March 31, 2018, future minimum license revenue to be recognized is as follows: $101.0 million, $104.9 million, $76.0 million, $42.2 million, $35.8 million and $111.2 million for the remainder of FY 2018, FY 2019, FY 2020, FY 2021, FY 2022 and thereafter, respectively.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to licensees.  We record a receivable when amounts are contractually due or when revenue is recognized prior to invoicing.  Deferred revenue is recorded when amounts are contractually due prior to satisfying the performance obligations of the contracts.  For multi-year license agreements, as the performance obligation is providing the licensee with the right of access to the Company’s intellectual property for the contractual term, the Company uses a time lapse measure of progress and straight lines the guaranteed minimum royalties over the contract term.

Contract Asset

We record contract assets when revenue is recognized in advance of cash payment being due from our licensees.  Contract assets due within one year of the most recent balance sheet date are recorded within Other assets – current and long term contract assets are recorded within Other assets on the Company’s condensed consolidated balance sheet.  As of March 31, 2018, our contract assets – current and long term contract assets were $6.4 million and $13.7 million, respectively, which has been included within other assets – current and other assets, respectively, in the Company’s condensed consolidated balance sheet.

Deferred Revenue

We record deferred revenue when cash payment is received or due in advance of our performance, including amounts which are refundable.  Advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s consolidated balance sheet in deferred revenue at the time the payment is received.  The increase in deferred revenues for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $2.2 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period.

4. Goodwill and Trademarks and Other Intangibles, net

Goodwill

There were no changes in goodwill during the Current Quarter or Prior Year Quarter.  The annual evaluation of the Company’s goodwill, by segment, is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter.  There was no impairment of the Company’s goodwill during the Current Quarter or the Prior Year Quarter.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		March 31, 2018		December 31, 2017
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks	Indefinite	$468,435	$—	$465,391	$—
Definite-lived trademarks	10-15	8,958	8,927	8,958	8,917
Non-compete agreements	2-15	—	—	940	940
Licensing contracts	1-9	1,034	825	3,412	3,122
		$478,427	$9,752	$478,701	$12,979
Trademarks and other intangibles, net			$468,675		$465,722

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Ed Hardy, Umbro, Modern Amusement, Buffalo, Lee Cooper, Hydraulic and Pony have been determined to have an indefinite useful life.  Each of these intangible assets are tested for impairment annually and as needed on an individual basis bifurcated into separate single units of accounting representing domestic and international assets, with any related impairment charge recorded to the income statement at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

In accordance with ASC 350, there was no impairment of the indefinite-lived trademarks during the Current Quarter or Prior Year Quarter.  Further, in accordance with ASC 360, there were no impairment charges to the Company’s definite-lived trademarks during the Current Quarter or the Prior Year Quarter.

During the Current Quarter, the Company completed the sale of the Badgley Mischka and Sharper Image intellectual property and related assets in the Iconix Southeast Asia, Iconix MENA and Iconix Europe joint ventures.  Refer to Note 6 for further details.

Other amortizable intangibles primarily include non-compete agreements and contracts, which are amortized on a straight-line basis over their estimated useful lives of 1 to 15 years. Certain trademarks are amortized using estimated useful lives of 10 to 15 years with no residual values.

Amortization expense for intangible assets for the Current Quarter was approximately $0.1 million as compared to amortization expense for intangible assets of $0.2 million for the Prior Year Quarter.

5. Joint Ventures and Investments

Joint Ventures

As of March 31, 2018, the following joint ventures are consolidated with the Company:

Entity Name	Date of Original Formation / Investment	Iconix's Ownership % as of March 31, 2018	Joint Venture Partner	Put / Call Options, as applicable(2)
Danskin China Limited	October 2016	100%	Li-Ning (China) Sports Goods Co. Ltd.	—
Umbro China Limited	July 2016	95%	Hong Kong MH Umbro International Co. Ltd.	Call Options
US Pony Holdings, LLC	February 2015	75%	Anthony L&S Athletics, LLC	—
Iconix MENA Ltd.(1)	December 2014	55%	Global Brands Group Asia Limited	Put / Call Options
Iconix Israel, LLC(1)	November 2013	50%	MGS	—
Iconix Europe LLC(1)	December 2009	51%	Global Brands Group Asia Limited	Put / Call Options
Hydraulic IP Holdings LLC(1)	December 2014	51%(3)	Top On International	—
Diamond Icon(1)	March 2013	51%	Albion Agencies Ltd.
Buffalo brand joint venture(1)	February 2013	51%	Buffalo International	—
Icon Modern Amusement, LLC(1)	December 2012	51%	Dirty Bird Productions	—
Hardy Way, LLC	May 2009	85%	Donald Edward Hardy	—

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

(2)	Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for material terms of the put and call options associated with certain of the Company’s joint ventures.
(3)

In April 2018, pursuant to a letter agreement entered into simultaneously with the Company’s acquisition of a 51% equity interest in Hydraulic, the Company acquired the remaining 49% ownership interest from its joint venture partner for no consideration effectively increasing the Company’s ownership interest in Hydraulic to 100% until such time as an affiliate of such joint venture partner satisfies its outstanding payment obligations to the Company under a terminated license agreement (through distributions on such 49% interest or otherwise).

As part of the formation of certain joint ventures, the Company entered into arrangements whereby the joint venture partner paid for its investment in the joint venture entity through payment of a portion of the purchase price in cash at closing and the remainder due over a pre-determined period of time.

As of March 31, 2018, the following amounts due from such joint venture partners remain recorded on the Company’s consolidated balance sheet:

Entity	Joint Venture Partner	Amount	Recorded in
Iconix India joint venture	Reliance Brands Ltd.	$1,000	Other Assets - Current

Investments

Equity Method Investments

Entity Name	Date of Original Formation / Investment	Partner	Put / Call Options, as applicable(3)
Iconix Australia, LLC(1)	September 2013	Pac Brands USA, Inc.	Put / Call Options
Iconix India joint venture(1)	June 2012	Reliance Brands Ltd.	—
Iconix SE Asia, Ltd.(1)	October 2013	Global Brands Group Asia Limited	Put / Call Options
MG Icon(1)	March 2010	Purim LLC	—
Galore Media, Inc.(1)(2)	April 2016	Various minority interest holders	—

(1)

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and its respective joint venture partner, that the joint venture is not a VIE and not subject to consolidation.  The Company has recorded its investment under the equity method of accounting since inception.

(2)

In September 2017, the Company entered into a stock repurchase agreement with Galore Media, Inc. (“Galore”) whereby the Company sold, and Galore agreed to repurchase, the Company’s 50,050 outstanding shares of Series A Preferred Stock of Galore for $0.5 million.  Pursuant to the stock repurchase agreement, the Company received $0.3 million upon execution of the agreement and the remaining $0.2 million was received in December 2017.  Additionally, pursuant to the stock repurchase agreement, the Company forfeited and surrendered the 46,067 shares of Series A Preferred Stock of Galore that were received in April 2016 upon the Company’s exercise of the initial warrant.  All remaining warrants to purchase additional shares of Series A Preferred Stock of Galore were also forfeited as part of the stock repurchase arrangement.  This transaction resulted in the Company’s ownership interest in Galore being reduced to zero.

(3)	Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for material terms of the put and call options associated with the Company’s joint venture.

Additionally, through its ownership of Iconix China Holdings Limited, the Company has equity interests in the following private companies which are accounted for as equity method investments:

Brands Placed	Partner	Ownership by Iconix China	Value of Investment As of March 31, 2018
Candie’s	Candies Shanghai Fashion Co. Ltd.	20%	$10,343
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	2,270
Material Girl	Ningo Material Girl Fashion Co. Ltd.	20%	2,129
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	10,568
			$25,310

Other Equity Investments

Entity Name	Date of Original Formation / Investment
China Outfitters Holdings Ltd.(3)	September 2008
Marcy Media Holdings, LLC(1)	July 2013
Complex Media(1)(2)	September 2013
iBrands International, LLC(1)	April 2014

(1)

Historically, given that the Company does not have significant influence over the entity, its investment has been recorded under the cost method of accounting.  During the Current Quarter, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. As a result of the adoption of the standard, given that these investments do not have readily determinable fair values and the Company does not have significant influence over the entity, the Company assesses these investments for potential impairment on a quarterly basis.  As of March 31, 2018, there were no indicators of impairment for these investments.

(2)

In July 2016, the Company received $35.3 million in connection with the sale of its interest in Complex Media.  An additional $3.7 million was held in escrow to satisfy specified indemnification claims, with a portion of such escrow released twelve months following the closing of the transaction and the remainder released eighteen months following the closing of the transaction, subject to any such claims, at which time, the Company recorded the gain within its consolidated statement of operations.  The Company recognized a gain of $10.2 million as a result of this transaction which has been recorded in Other Income on the Company’s consolidated statement of operations during the third quarter of the year ended December 31, 2016.  In July 2017, the Company received $2.7 million in cash of the total $3.7 million being held in escrow.  As a result, the Company has recognized a gain of $2.7 million recorded within Other Income on the Company’s condensed consolidated statement of operations in FY 2017.   In January 2018, the Company received the remaining $1.0 million in cash being held in escrow.  As a result, the Company has recognized a gain of $1.0 million recorded within Other Income on the Company’s condensed consolidated statement of operations in the Current Quarter.

(3)

As part of the 2015 purchase of our joint venture partners’ interest in Iconix China, the Company acquired available-for-sale securities in China Outfitters Holdings Ltd.  The Company historically recorded the change in fair value through accumulated other comprehensive income on the Company’s condensed consolidated balance sheet.  In the Current Quarter, the Company adopted ASU 2016-01 and accordingly, adjustments to the fair value of this entity will be recorded through other income on the Company’s condensed consolidated statement of operations prospectively.  As of January 1, 2018, the Company reclassified the $3.2 million cumulative loss in fair value of these available-for-sale securities which were historically recorded in accumulated other comprehensive loss to accumulated losses in accordance with ASU 2016-01.  As of March 31, 2018, the fair value of this investment was approximately $1.0 million.

6. Gains on Sale of Trademarks, Net

The following table details transactions comprising gains on sale of trademarks, net in the condensed consolidated statement of operations:

	Three Months Ended March 31,
	2018	2017
Interest in Sharper Image trademark in Iconix Southeast Asia(1)	$236	$—
Interest in Sharper Image trademark in Iconix Europe(1)	352	—
Interest in Sharper Image trademark in Iconix MENA(1)	250	—
Interest in Badgley Mischka trademark in Iconix Southeast Asia(2)	478	—
Interest in Badgley Mischka trademark in Iconix Europe(2)	(244)	—
Interest in Badgley Mischka trademark in Iconix MENA(2)	71	—
Net gains on sale of trademarks	$1,143	$—

(1)

In December 2016, the Company sold its rights to the Sharper Image intellectual property and related assets to 360 Holdings, Inc. The Sharper Image intellectual property and related assets within other foreign territories, which was owned by certain of the Company’s joint venture entities, required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  As a result, in the Current Quarter, the Company recognized an additional combined gain of approximately $0.8 million upon final execution of the agreement for the sale of the Sharper Image intellectual property and related assets which were previously owned by the Iconix Southeast Asia, Iconix Europe and Iconix MENA joint ventures.

(2)

In February 2016, the Company sold its rights to the Badgley Mischka intellectual property and related assets to Titan Industries, Inc. in partnership with the founders, Mark Badgley and James Mischka, and the apparel license MJCLK LLC.  The Badgley Mischka intellectual property and related assets within other foreign territories, which was owned by certain of the Company’s joint venture entities, required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  As a result, in the Current Quarter, the Company recognized an additional combined net gain of approximately $0.3 million upon final execution of the agreement for the sale of the Badgley Mischka intellectual property and related assets which were previously owned by the Iconix Southeast Asia, Iconix Europe and Iconix MENA joint ventures.

7. Fair Value Measurements

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

Hedge Instruments

From time to time, the Company may purchase hedge instruments to mitigate income statement risk and cash flow risk of revenue and receivables. As of March 31, 2018, the Company had no hedge instruments.

Financial Instruments

As of March 31, 2018 and December 31, 2017, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our other equity investments is not readily determinable and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these other equity investments as of March 31, 2018 or December 31, 2017. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion(1)	$758,351	$769,136	$800,842	$747,818

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

Additionally, the fair value of the available-for-sale securities acquired as part of the 2015 purchase of our joint venture partners’ interest in Iconix China was approximately $1.0 million as of March 31, 2018.  Due to the adoption of ASU 2016-01, changes in fair value of this other equity investment will be prospectively recorded in the Company’s condensed consolidated statement of operations in future periods.

Financial instruments expose the Company to counterparty credit risk for nonperformance and to market risk for changes in interest. The Company manages exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor the amount of credit exposure. The Company’s financial instrument counterparties are investment or commercial banks with significant experience with such instruments as well as certain of our joint venture partners – see Note 5.

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

8. Fair Value Option

During the Current Quarter, the Company elected to account for its 5.75% Convertible Notes under the fair value option.  The fair value carrying amount and the contractual principal outstanding balance of the 5.75% Convertible Notes accounted for under the fair value option as of March 31, 2018 is $109.5 million and $116.2 million, respectively.  The change of $24.4 million in the fair value of the 5.75% Convertible Notes accounted for under the fair value option are included in the Company’s condensed consolidated statement of operations for the Current Quarter within Other Income.

The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the 5.75% Convertible Notes (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives.  The 5.75% Convertible Notes contain bifurcatable embedded derivatives and do not require settlement by physical delivery of non-financial assets.

The significant inputs to the valuation of the 5.75% Convertible Notes at fair value are Level 1 inputs as they are based on the quoted prices of the notes in the active market.

9. Debt Arrangements

The Company’s debt obligations consist of the following:

	March 31, 2018	December 31, 2017
Senior Secured Notes	$397,500	$408,174
1.50% Convertible Notes	—	233,898
Variable Funding Note, net of original issue discount	92,294	91,363
Senior Secured Term Loan, net of original issue discount	170,473	74,813
5.75% Convertible Notes(1)	109,455	—
Unamortized debt issuance costs	(11,371)	(7,406)
Total debt	758,351	800,842
Less current maturities	46,549	44,349
Total long-term debt	$711,802	$756,493

(1)

On February 12, 2018, the Company entered into the Exchange Agreements and consummated the Note Exchange on February 22, 2018, pursuant to which the Company exchanged approximately $125.0 million aggregate principal amount of its 1.50% Convertible Notes for 5.75% Convertible Notes issued by the Company in an aggregate principal amount of approximately $125.0 million.  See below for further details.

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

Pursuant to the Securitization Notes Indenture, the Securitization Notes are the joint and several obligations of the Co-Issuers only. The Securitization Notes are secured under the Indenture by a security interest in substantially all of the assets of the Co-Issuers (the “Collateral”), which includes, among other things, (i) intellectual property assets, including the U.S. and Canadian registered and applied for trademarks for the following brands and other related IP assets: Candie’s, Bongo, Joe Boxer (excluding Canadian trademarks, none of which are owned by Iconix), Rampage, Mudd, London Fog (other than the trademark for outerwear products sold in the United States), Mossimo, Ocean Pacific and OP, Danskin and Danskin Now, Rocawear, Starter, Waverly, Fieldcrest, Royal Velvet, Cannon, Charisma, and Sharper Image (other than for a “Sharper Image” branded website or catalog in the United States and other specified jurisdictions); (ii) the rights (including the rights to receive payments) and obligations under all license agreements for use of those trademarks; (iii) the following equity interests in the following joint ventures: an 85% interest in Hardy Way LLC which owns the Ed Hardy brand, a 50% interest in MG Icon LLC which owns the Material Girl and Truth or Dare brands, and a 100% interest in ZY Holdings LLC which owns the Zoo York brand; and (iv) certain cash accounts established under the Securitization Notes Indenture.

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

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of March 31, 2018, the Company is in compliance with all covenants under the Securitization Notes.

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

As of March 31, 2018 and December 31, 2017, the total outstanding principal balance of the Securitization Notes was $497.5 million and $508.2 million, respectively, of which $42.7 million is included in the current portion of long-term debt on the consolidated balance sheet for both periods. As of March 31, 2018 and December 31, 2017, $42.9 million and $29.9 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For the Current Quarter and the Prior Year Quarter, cash interest expense relating to the Senior Secured Notes was approximately $5.6 million and $8.1 million, respectively.

1.50% Convertible Notes

On March 18, 2013, the Company completed the issuance of $400.0 million principal amount of the Company’s 1.50% Convertible Notes in a private offering to certain institutional investors which was exempt from registration under the Securities Act. The net proceeds received by the Company from the offering, excluding the net cost of hedges and sale of warrants (described below) and including transaction fees, were approximately $390.6 million.

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

On February 22, 2018, the Company exchanged $125 million of aggregate principal amount of 1.50% Convertible Notes for $125 million of aggregate principal amount of 5.75% Convertible Notes, and on March 15, 2018 (the maturity date), the Company repaid the remaining outstanding principal balance of $111.2 million of the 1.50% Convertible Notes, with the proceeds of the Second Delayed Draw Term Loan of $110 million plus cash on hand, effectively extinguishing the 1.50% Convertible Notes by its terms.  The exchange of the 1.50% Convertible Notes for the 5.75% Convertible Notes was accounted for as a debt extinguishment in accordance with ASC 470 and resulted in the Company recording a gain on extinguishment of debt of $4.5 million, which is recorded in the Company’s condensed consolidated statement of operations for the Current Quarter.

The 1.50% Convertible Notes bore interest at an annual rate of 1.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2013. However, the Company recognized an effective interest rate of 6.50% on the carrying amount of the 1.50% Convertible Notes. The effective rate was based on the rate for a similar instrument that does not have a conversion feature. The 1.50% Convertible Notes were convertible into cash and, if applicable, shares of the Company’s common stock based on a conversion rate of 32.4052 shares of the Company’s common stock, subject to customary adjustments, per $1,000 principal amount of the 1.50% Convertible Notes (which is equal to an initial conversion price of approximately $30.86 per share) only under the following circumstances: (1) during any fiscal quarter beginning after December 15, 2017 (and only during such fiscal quarter), if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on and including the last trading day of the immediately preceding fiscal quarter was more than 130% of the conversion price per share, which was $1,000 divided by the then applicable conversion rate; (2) during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of the 1.50% Convertible Notes for each day of that period was less than 98% of the product of (a) the closing price of the Company’s common stock for each day in that period and (b) the conversion rate per $1,000 principal amount of the 1.50% Convertible Notes; (3) if specified distributions to holders of the Company’s common stock were made, as set forth in the 1.50% Notes Indenture; (4) if a “change of control” or other “fundamental change,” each as defined in the 1.50% Notes Indenture, occurred; and (5) during the 90 day period prior to maturity of the 1.50% Convertible Notes. If the holders of the 1.50% Convertible Notes exercised the conversion provisions under the circumstances set forth, the Company would have needed to remit the lower of the principal balance of the 1.50% Convertible Notes or their conversion value to the holders in cash. As such, the Company would have been required to classify the entire amount outstanding of the 1.50% Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the 1.50% Convertible Notes occurred every quarter.

Upon conversion, a holder would receive an amount in cash equal to the lesser of (a) the principal amount of the 1.50% Convertible Note or (b) the conversion value, determined in the manner set forth in the 1.50% Notes Indenture. If the conversion value exceeded the principal amount of the 1.50% Convertible Notes on the conversion date, the Company would also have been required to deliver, at its election, cash or the Company’s common stock or a combination of cash and the Company’s common stock for the conversion value in excess of the principal amount. In the event of a change of control or other fundamental change, the holders of the 1.50% Convertible Notes could require the Company to purchase all or a portion of their 1.50% Convertible Notes at a purchase price equal to 100% of the principal amount of the 1.50% Convertible Notes, plus accrued and unpaid interest, if any.  Holders of the 1.50% Convertible Notes who converted their 1.50% Convertible Notes in connection with a fundamental change may have been entitled to a make-whole premium in the form of an increase in the conversion rate.

Pursuant to guidance issued under ASC 815- “Derivatives and Hedging” (“ASC 815”), the 1.50% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 1.50% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.50% Convertible Notes and the 1.50% Convertible Notes Hedges and Sold Warrants defined and discussed below on earnings per share, see Note 11.

For the Current Quarter and Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $2.4 million and $3.2 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Quarter and Prior Year Quarter, the Company recorded cash interest expense relating to the 1.50% Convertible Notes of approximately $0.7 million and $1.1 million, respectively.

2016 Senior Secured Term Loan

On March 7, 2016, the Company entered into a credit agreement (the “Credit Agreement”), among IBG Borrower LLC, the Company’s wholly-owned direct subsidiary, as borrower (“IBG Borrower”), the Company and certain wholly-owned subsidiaries of IBG Borrower, as guarantors (the “Guarantors”), Cortland Capital Market Services LLC, as administrative agent and collateral agent (“Cortland”) and the lenders party thereto from time to time (the “Lenders”), including CF ICX LLC and Fortress Credit Co LLC (“Fortress”) which was a privately negotiated transaction.  Pursuant to the Credit Agreement, the Lenders are providing to IBG Borrower a 2016 Senior Secured Term Loan (the “2016 Senior Secured Term Loan”), scheduled to mature on March 7, 2021, in an aggregate principal amount of $300 million and bearing interest at LIBOR (with a floor of 1.50%) plus an applicable margin of 10% per annum.

The net cash proceeds of the 2016 Senior Secured Term Loan, which were approximately $264.2 million (after deducting financing, investment banking and legal fees), were, pursuant to the terms of the Credit Agreement, deposited by the Lenders into an escrow account on April 4, 2016.  IBG Borrower deposited into the escrow account certain additional funds, so that the total amount of cash on deposit in the escrow account was sufficient to pay all outstanding obligations, plus accrued interest, under the Company’s 2.50% Convertible Notes due June 2016.  In accordance with the terms of the 2016 Senior Secured Term Loan, the funds in the escrow account were used to repay the 2.50% Convertible Notes (see above discussion on repayment of the 2.50% Convertible Notes) on or before their maturity, with any remaining funds going toward general corporate purposes permitted under the terms of the Credit Agreement.

In December 2016, as a result of the sale of the Sharper Image intellectual property and related assets and in accordance with the Credit Agreement, the Company was required to make a mandatory principal prepayment of $28.7 million and a corresponding prepayment premium of $4.3 million.  The Company wrote off a pro-rata portion of the 2016 Senior Secured Term Loan’s original issue discount and deferred financing costs of $2.1 million and $1.0 million, respectively.  As a result of this transaction, the Company recognized a loss on extinguishment of debt of $7.4 million which has been recorded on the Company’s consolidated statement of operations.

In January 2017, the Company made a voluntary prepayment and an additional mandatory prepayment of $23.0 million and $23.5 million, respectively, as well as a corresponding prepayment premium of $3.4 million and $3.4 million, respectively.  As the Company was contractually obligated to pay the prepayment premium prior to December 31, 2016, the Company recorded the aggregate $6.8 million of prepayment premium in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2016, with a corresponding amount recorded in loss on extinguishment of debt on the Company’s consolidated statement of operations for FY 2016.  For each of the voluntary prepayment of $23.0 million and the mandatory prepayment of $23.5 million, the Company wrote off a pro-rata portion of the 2016 Senior Secured Term Loan’s original issue discount and deferred financing costs of $1.7 million and $0.8 million, respectively, which resulted in an aggregate loss on extinguishment of debt of $5.0 million recorded in the Company’s consolidated statement of operations in FY 2017.

On June 30, 2017, in connection with the sale of the Entertainment segment, the Company made a mandatory prepayment of $140.0 million with a corresponding prepayment premium of $15.2 million of the 2016 Senior Secured Term Loan, of which the prepayment premium was allocated to discontinued operations in the Company’s consolidated statement of operations.  As part of this mandatory prepayment, the Company wrote-off a pro-rata portion of the original issue discount and deferred financing costs of $9.4 million and $4.7 million, respectively, which was also allocated to discontinued operations in the Company’s consolidated statement of operations in FY 2017.  Additionally, on June 30, 2017, the Company made a voluntary prepayment of $66.0 million with a corresponding prepayment premium of $7.2 million of which the prepayment premium was recorded in loss on extinguishment of debt within continuing operations on the Company’s consolidated statement of operations in FY 2017.  Accordingly, the Company wrote off the remaining portion of the original issue discount and deferred financing costs of $4.4 million and $2.3 million, respectively, which was recorded in loss on extinguishment of debt in the Company’s consolidated statement of operations in FY 2017.  As a result of these prepayments, the Company’s outstanding principal balance of the 2016 Senior Secured Term Loan was zero as of June 30, 2017 and the facility has since been terminated.

Given the principal balance of the loan was reduced to zero as of June 30, 2017, the Company recorded no cash interest during the Current Quarter as compared to $6.3 million in the Prior Year Quarter.

Senior Secured Term Loan

On August 2, 2017, the Company entered into the Senior Secured Term Loan, among IBG Borrower, the Company’s wholly-owned direct subsidiary, as borrower, the Company and certain wholly-owned subsidiaries of IBG Borrower, as Guarantors, Cortland, as administrative agent and collateral agent and the lenders party thereto from time to time, including Deutsche Bank AG, New York Branch which was a privately negotiated transaction.  Pursuant to the Senior Secured Term Loan, the lenders provided to IBG Borrower the Senior Secured Term Loan, scheduled to mature on August 2, 2022 in an aggregate principal amount of $300 million and bearing interest at LIBOR plus an applicable margin of 7% per annum.

Pursuant to the terms of the Senior Secured Term Loan, the net proceeds of the Senior Secured Term Loan were to be used to repay the Company’s 1.50% Convertible Notes on or before their maturity (with any remaining funds going toward general corporate purposes).

On the Closing Date the net cash proceeds of the Senior Secured Term Loan were deposited into an escrow account. Effective as of the Closing Date, the funds in the escrow account were subject to release to IBG Borrower from time to time, subject to the satisfaction of customary conditions precedent upon each withdrawal, to finance repurchases of, or at the maturity date thereof to repay in full, the 1.50% Convertible Notes. The Company had the ability to make these repurchases in the open market or privately negotiated transactions, depending on prevailing market conditions and other factors.

Borrowings under the Senior Secured Term Loan were to amortize quarterly at 0.5% of principal, commencing on September 30, 2017. IBG Borrower was obligated to make mandatory prepayments annually from excess cash flow and periodically from net proceeds of certain asset dispositions and from net proceeds of certain indebtedness, if incurred (in each case, subject to certain exceptions and limitations provided for in the Senior Secured Term Loan).

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

In connection with the Senior Secured Term Loan, IBG Borrower, the Company and the other Guarantors made customary representations and warranties and have agreed to adhere to certain customary affirmative covenants. Additionally, the Senior Secured Term Loan mandates that IBG Borrower, the Company and the other Guarantors enter into account control agreements on certain deposit accounts, maintain and allow appraisals of their intellectual property, perform under the terms of certain licenses and other agreements scheduled in the Senior Secured Term Loan and report significant changes to or terminations of licenses generating guaranteed minimum royalties of more than $0.5 million.  Prior to the First Amendment (as discussed below), IBG Borrower was required to satisfy a minimum asset coverage ratio of 1.25:1.00 and maintain a leverage ratio of no greater than 4.50:1.00.

Amendments to Senior Secured Term Loan

First Amendment

On October 27, 2017, the Company entered into the First Amendment to the Senior Secured Term Loan pursuant to which, among other things, the remaining escrow balance of approximately $231 million (after taking into account approximately $59.2 million that was used to buy back 1.50% Convertible Notes in open market purchases in the third quarter of 2017) was returned to the lenders.

The First Amendment also provided for, among other things, (a) a reduction in the existing $300 million term loan, (b) a new senior secured delayed draw term loan facility in the aggregate amount of up to $165.7 million, consisting of (i) a $25 million First Delayed Draw Term Loan to be drawn on or prior to March 15, 2018, which was drawn on October 27, 2017 and (ii) a $140.7 million Second Delayed Draw Term Loan to be drawn on March 14, 2018 for the purpose of repaying the 1.50% Convertible Notes; (c) an increase of the Total Leverage Ratio permitted under the Senior Secured Term Loan from 4.50:1.00 to 5.75:1.00; (d) a reduction in the debt service coverage ratio multiplier in the Company’s asset coverage ratio under the Senior Secured Term Loan; (e) an increase in the existing amortization rate from 2 percent per annum to 10 percent per annum commencing July 2019; and (f) amendments to the mandatory prepayment provisions to (i) permit the Company not to prepay borrowings under the Senior Secured Term Loan from the first $100 million of net proceeds resulting from Permitted Capital Raising Transactions (as defined in the Senior Secured Term Loan) effected prior to March 15, 2018, and (ii) eliminate the requirement that the Company pay a Prepayment Premium (as defined in the Senior Secured Term Loan) on any payments or prepayments made prior to December 31, 2018. Indebtedness issued under the Delayed Draw Term Loan Facility was issued with original issue discount.

Conditions to the availability of the Second Delayed Draw Term Loan included (i) the Company raising additional funds through various sources (and/or achieving a reduction in the outstanding principal amount of the 2018 Notes) in an aggregate amount of at least $100 million which will be utilized to repay the 2018 Notes and provide at least $25 million of additional cash to enhance liquidity and be used for general corporate purposes, (ii) the Company being in financial covenant compliance, on a pro forma basis as of the time of the requested borrowing and on a projected basis for the succeeding 12 months, and (iii) there not existing a default or event of default as of the time of the borrowing.

Second Amendment

Given that the Company was unable to timely file its quarterly financial statements for the quarter ended September 30, 2017 with the SEC by November 14, 2017 and became in default under the terms of the Senior Secured Term Loan, as amended by the First

Amendment, on November 24, 2017, the Company entered into the Second Amendment to the Senior Secured Term Loan.  Pursuant to the Second Amendment, among other things, the lenders under the Senior Secured Term Loan agreed, subject to the Company’s compliance with the requirements set forth in the Second Amendment, to waive until December 22, 2017, the potential defaults and events of default arising under the Senior Secured Term Loan (a) from the failure to furnish to the Administrative Agent for the Senior Secured Term Loan (i) the financial statements, reports and other documents as required under Section 6.01(b) of the Senior Secured Term Loan with respect to the fiscal quarter of the Company ended September 30, 2017 and (ii) the related deliverables required under Sections 6.02(b), 6.02(c) and 6.02(e) of the Senior Secured Term Loan or (b) relating to certain other affirmative covenants that may have been abrogated by such failure to make such timely deliveries.

In connection with the Second Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the Senior Secured Term Loan (“Flex”) and ticking fees on the unfunded portion of the loan. The Second Amendment allows, among other things, for cash payments on account of the Flex and ticking fees to be paid from the proceeds of the First Delayed Draw Term Loan, which was previously fully funded in accordance with the terms of the Senior Secured Term Loan. After giving effect to the additional Flex provided in the Second Amendment, the Company estimates that it could be responsible for payments on account of Flex in an aggregate total amount of up to $12.0 million.  As of March 31, 2018, the Company has paid a total of approximately $5.0 million in Flex which is being amortized over the remaining life of the debt facility utilizing the effective interest rate method with the amortization expense being recorded in interest expense on the Company’s condensed consolidated statement of operations.

The Senior Secured Term Loan, as amended, contains customary negative covenants and events of default. The Senior Secured Term Loan limits the ability of IBG Borrower, the Company and the other Guarantors, with respect to themselves, their subsidiaries and certain joint ventures, from, among other things, incurring and prepaying certain indebtedness, granting liens on certain assets, consummating certain types of acquisitions, making fundamental changes (including mergers and consolidations), engaging in substantially different lines of business than those in which they are currently engaged, making restricted payments and amending or terminating certain licenses scheduled in the Senior Secured Term Loan. Such restrictions, failure to comply with which may result in an event of default under the terms of the Senior Secured Term Loan, are subject to certain customary and specifically negotiated exceptions, as set forth in the Senior Secured Term Loan.

If an event of default occurs, in addition to the Interest Rate increasing by an additional 3% per annum, Cortland shall, at the request of lenders holding more than 50% of the then-outstanding principal of the Senior Secured Term Loan, declare payable all unpaid principal and accrued interest and take action to enforce payment in favor of the lenders. An event of default includes, among other events: a change of control by which a person or group becomes the beneficial owner of 35% of the voting stock of the Company or IBG Borrower; the failure to extend of the Series 2012-1 Class A-1 Senior Notes Renewal Date (as defined in the Senior Secured Term Loan); the failure of any of Icon Brand Holdings LLC, Icon NY Holdings LLC, Icon DE Intermediate Holdings LLC, Icon DE Holdings LLC and their respective subsidiaries (the “Securitization Entities”) to perform certain covenants; and the entry into amendments to the securitization facility that would be materially adverse to the lenders or Cortland without consent. Subject to the terms of the Senior Secured Term Loan, both voluntary and certain mandatory prepayments will trigger a premium of 5% of the aggregate principal amount during the first year of the loan and a premium of 3% of the aggregate principal amount during the second year of the loan, with no premiums payable in subsequent periods.

As a result of the First Amendment, on October 27, 2017, the Company repaid $231.0 million which represented $240.7 million of outstanding principal balance.  As this transaction was accounted for as a debt modification in accordance ASC 470-50-40, and based on the Company’s accounting policy for debt modifications, the Company wrote-off a pro-rata portion of the original issue discount and deferred financing costs of $9.3 million and $5.4 million, respectively, which were both recorded to interest expense on the Company’s consolidated statement of operations for FY 2017.  As a result of this transaction, the Company’s outstanding principal balance of the Senior Secured Term Loan was reduced to $57.8 million at that time and the Company recorded a gain on modification of debt of $8.8 million (which is net of $0.8 million of additional deferred financing costs associated with the First Amendment) which has been recorded in interest expense on the Company’s consolidated statement of operations for FY 2017.

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

On December 7, 2017, the Company paid approximately $5.0 million of Flex of which the Company has recorded this amount against the outstanding principal balance of Senior Secured Term Loan on the Company’s consolidated balance sheet and is being amortized over the remaining term of loan.

Third Amendment

On February 12, 2018, the Company, through IBG Borrower, entered into the Third Amendment to the Senior Secured Term Loan. The Third Amendment provides for, among other things, amendments to certain restrictive covenants and other terms set forth in the Senior Secured Term Loan, as amended, to permit (i) IBG Borrower to enter into the 5.75% Notes Indenture (as described above) and a related intercreditor agreement that was executed and (ii) the Note Exchange. In connection with the Third Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the loan (“Third Amendment Flex”). After giving effect to the additional Third Amendment Flex, the Company estimates that it could be responsible for payments on account of the Third Amendment Flex in an aggregate total amount of up to $6.1 million.

Fourth Amendment

The Company, through IBG Borrower, entered into the Fourth Amendment to the Senior Secured Term Loan as of March 12, 2018. The Fourth Amendment provides, among other things, that the funding date for the Second Delayed Draw Term Loan is March 14, 2018 instead of March 15, 2018.  Accordingly, the conditions to the availability of the Second Delayed Draw Term Loan (described above) were satisfied as of March 14, 2018 due, in part, to the transactions contemplated by the Note Exchange, and the Company was able to draw on the Second Delayed Draw Term Loan. On March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018.

As of March 31, 2018 and December 31, 2017, the outstanding principal balance of the Senior Secured Term Loan is $170.5 million (which is net of $21.8 million of original issue discount) and $74.8 million (which is net of $8.0 million of original issue discount) of which $3.9 million and $1.7 million is recorded in current portion of long term debt on the Company’s consolidated balance sheet, respectively.

The Company recorded cash interest expense of approximately $2.2 million relating to the Senior Secured Term Loan during the Current Quarter as compared to none for the Prior Year Quarter.

The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $0.5 million relating to the Senior Secured Term Loan, included in interest expense on the unaudited condensed consolidated statement of operations, during the Current Quarter as compared to none for the Prior Year Quarter.

5.75% Convertible Notes

On February 12, 2018, the Company entered into the Exchange Agreements which was an offering exempt from registration under the Securities Act.  On February 22, 2018, the Company consummated the Note Exchange, pursuant to which the Company exchanged approximately $125 million aggregate principal amount of 1.50% Convertible Notes for 5.75% Convertible Notes issued by the Company in an aggregate principal amount of approximately $125 million.

Consummation of the Note Exchange satisfied one of the principal conditions to the availability of the Second Delayed Draw Term Loan under the Senior Secured Term Loan that the Company achieve a reduction in the outstanding principal amount of the 1.50% Convertible Notes of at least $100.0 million.  In addition, the Company satisfied the remaining conditions to the availability of the Second Delayed Draw Term Loan, which included (i) the Company being in financial covenant compliance, on a pro forma basis as of the time of the requested borrowing and on a projected basis for the succeeding 12 months based on projections reasonably acceptable to the lenders, and (ii) there not existing a default or event of default under the Senior Secured Term Loan as of the time of the borrowing.  On March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes in an amount to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018.

Interest on the 5.75% Convertible Notes may be paid in cash, shares of the Company’s common stock, or a combination of both, at the Company’s election. If the Company elects to pay all or a portion of an interest payment in shares of common stock, the number of shares of common stock payable will be equal to the applicable interest payment divided by the average of the 10 individual volume-weighted average prices for the 10-trading day period ending on and including the trading day immediately preceding the relevant interest payment date.

The 5.75% Convertible Notes are (i) secured by a second lien on the same assets that secure the obligations of IBG Borrower under the Senior Secured Term Loan and (ii) guaranteed by IBG Borrower and same guarantors as those under the Senior Secured Term Loan, other than the Company.

Subject to certain conditions and limitations, the Company may cause all or part of the 5.75% Convertible Notes to be automatically converted.

Holders converting their 5.75% Convertible Notes (including in connection with a mandatory conversion) shall also be entitled to receive a payment from the Company equal to the Conversion Make-Whole Payment if such conversion occurs after a regular record date and on or before the next succeeding interest payment date, through and including the maturity date (determined as if such conversion did not occur).

If the Company elects to pay all or a portion of a Conversion Make-Whole Payment in shares of common stock, the number of shares of common stock payable will be equal to the applicable Conversion Make-Whole Payment divided by the average of the 10 individual volume-weighted average prices for the 10-trading day period immediately preceding the applicable conversion date.

Subject to certain limitations pursuant to the Senior Secured Term Loan, from and after the one-year anniversary of the closing of the Note Exchange, the Company may redeem for cash all or part of the 5.75% Convertible Notes at any time by providing at least 30 days’ prior written notice to holders of the 5.75% Convertible Notes.

If the Company undergoes a fundamental change (which would occur if the Company experiences a change of control or is delisted from NASDAQ) prior to maturity, each holder will have the right, at its option, to require the Company to repurchase for cash all or a portion of such holder’s 5.75% Convertible Notes at a fundamental change purchase price equal to 100% of the principal amount of the 5.75% Convertible Notes to be repurchased, together with interest accrued and unpaid to, but excluding, the fundamental change purchase date.

The Company will be subject to certain restrictive covenants pursuant to the 5.75% Convertible Note Indenture, including limitations on (i) liens, (ii) indebtedness, (iii) asset sales, (iv) restricted payments and investments, (v) prepayments of indebtedness and (vi) transactions with affiliates.

On various dates subsequent to the Exchange on February 22, 2018 and through March 16, 2018, certain noteholders converted an aggregate outstanding principal balance of $8.8 million of their 5.75% Convertible Notes in to approximately 4.5 million shares of the Company’s common stock.  Pursuant to the note agreement, the Company was required to make a conversion make-whole payment which was also settled in the issuance of approximately 1.9 million shares of the Company’s common stock.  As a result of this transaction, the conversion of the outstanding principal balance of $8.8 million of its 5.75% Convertible Notes represented a reduction of $9.6 million in the fair value of the 5.75% Convertible Notes and $0.8 million was recorded for the difference in the fair value of the debt and the fair value of the common stock issued has been recorded within Other Income in the Company’s condensed consolidated statement of operations for the Current Quarter.

The Company has elected to account for the 5.75% Convertible Notes based on the Fair Value Option accounting as outlined in ASC 825.  Refer to Note 8 for further details.  As of March 31, 2018, while the debt balance recorded at fair value on the Company’s condensed consolidated balance sheet is $109.5 million, the actual outstanding principal balance of the 5.75% Convertible Notes is $116.2 million.

The Company recorded cash interest expense of approximately $0.7 million relating to the 5.75% Convertible Notes during the Current Quarter as compared to none for the Prior Year Quarter.

Debt Maturities

As of March 31, 2018, the Company’s debt maturities on a calendar year basis are as follows:

	Total	April 1 through December 31, 2018	2019	2020	2021	2022	Thereafter
Senior Secured Notes	$397,500	$32,020	$42,693	$42,693	$42,693	$42,693	$194,708
Variable Funding Notes(1)	$92,294	—	—	92,294	—	—	—
2017 Senior Secured Term Loan(2)	$170,473	2,893	11,570	19,284	19,284	117,442	—
5.75% Convertible Notes(3)	$109,455	—	—	—	—	—	109,455
Total	$769,722	$34,913	$54,263	$154,271	$61,977	$160,135	$304,163

(1)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the unaudited condensed consolidated balance sheet as of March 31, 2018.  The actual principal outstanding balance of the Variable Funding Notes is $100.0 million as of March 31, 2018.

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the unaudited condensed consolidated balance sheet as of March 31, 2018.  The actual principal outstanding balance of the Senior Secured Term Loan is $192.3 million as of March 31, 2018.

(3)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the unaudited condensed consolidated balance sheet as of March 31, 2018.  The actual principal outstanding balance of the 5.75% Convertible Notes is $116.2 million as of March 31, 2018.

10. Stockholders’ Equity

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

Shares Reserved for Issuance

As of March 31, 2018, there were no common shares available for issuance under the 2016 Plan or under any of the Company’s prior plans.  On May 7, 2018, the Company filed a Form S-8 to register the 1.9 million shares available for issuance under the 2016 Plan that were approved at the 2017 Annual Meeting of Stockholders.

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

There was no compensation expense related to stock option grants or warrant grants during the Current Quarter or Prior Year Quarter as all prior awards have been fully expensed.  Additionally, no stock options or warrants were granted during the Current Quarter or Prior Year Quarter.

Summaries of the Company’s stock options, warrants and performance related options activity, and related information for the Current Quarter are as follows:

Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	20,000	$12.29
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at March 31, 2018	20,000	$12.29
Exercisable at March 31, 2018	20,000	$12.29

Warrants	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2018	20,000	$6.64
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at March 31, 2018	20,000	$6.64
Exercisable at March 31, 2018	20,000	$6.64

The weighted average contractual term (in years) of options outstanding and exercisable and warrants outstanding and exercisable as of March 31, 2018 was 1.26 and 0.51, respectively.

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

The following table summarize information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2018	1,308,084	$25.29
Granted	—	—
Vested	(239,559)	7.83
Forfeited/Canceled	19,244	6.37
Non-vested, March 31, 2018	1,087,769	$28.81

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

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was approximately $1.0 million (including approximately $0.2 million related to retention stock discussed below and expense related to performance based awards (long-term incentive compensation discussed below) of approximately $0.3 million) and $1.7 million (including approximately $0.4 million related to retention stock discussed below and expense related to performance based awards (long-term incentive compensation discussed below)  of approximately $0.1 million), respectively.  An additional amount of $7.9 million of expense (including $0.9 million related to retention stock discussed below and expense related to performance based awards (long-term incentive compensation discussed below) of approximately $4.6 million) of compensation expense is expected to be expensed evenly over a period of approximately two years.  For both the Current Quarter and Prior Year Quarter, the Company repurchased shares valued at less than $0.1 million and approximately $0.9 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.

Retention Stock

On January 7, 2016, the Company awarded to certain employees a retention stock grant of approximately 1.3 million shares in the aggregate with a then current value of approximately $7.5 million.  The awards cliff vest in three years based on the Company’s total shareholder return measured against a peer group, as described in the Company’s Form 10-K/A filed on April 29, 2016.  The measurement period began on the grant date and the beginning measurement amount was calculated based on the 20 day average closing stock price leading up to the grant date.  The measurement period ends on December 31, 2018 and the ending measurement amount is based on the 20 day average closing stock price leading up to December 31, 2018.  The award will vest on a scaled pay out based on the Company’s total shareholder return versus the peer group.

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

Long-Term Incentive Compensation

On March 31, 2016, the Company approved a new plan for long-term incentive compensation (the “2016 LTIP”) for key employees and granted equity awards under the 2016 LTIP in the aggregate amount of 707,028 shares at a weighted average share price of $7.31 with a then current value of approximately $5.2 million. For each grantee other than Mr. Haugh, the Company’s Chief Executive Officer, 33% of the award was in the form of restricted stock units (“RSUs”) and 67% of the award was in the form of target level performance stock units (“PSUs”).  Mr. Haugh’s award under the 2016 LTIP consisted of 25% RSUs and 75% PSUs. The RSUs for each grantee vest in three equal installments annually over a three-year period. Other than for Mr. Haugh, the PSUs cliff vest over three years based on the achievement of an aggregate adjusted operating income performance target established by the Compensation Committee.  One-third of Mr. Haugh’s PSUs shall be converted to time-based awards on December 31, 2016, December 31, 2017 and December 31, 2018, based on the achievement of aggregate adjusted operating income performance targets established by the Compensation Committee, and such time-based awards shall vest and be settled on December 31, 2018.  For both the Current Quarter and Prior Year Quarter, less than 0.1 million shares were forfeited in respect of the 2016 LTIP.  The weighted average remaining contractual term (in years) of the PSUs is one year.

On March 7, 2017, the Company approved a new plan for long-term incentive compensation (the “2017 LTIP”) for certain employees and granted equity awards under the 2017 LTIP in the aggregate amount of 871,011 shares at a weighted average share price of $7.52 with a then current value of $6.6 million.  For each grantee, 33% of the award was in the form of RSUs and 67% of the award was in the form of target level PSUs.  The material terms of the PSUs and RSUs are substantially similar to those set forth in the 2016 LTIP.  Specifically, the RSUs vest one third annually on each of March 30, 2018, March 30, 2019 and March 30, 2020.  The PSUs vest based on performance metrics approved by the Compensation Committee, which, for the performance period commencing January 1, 2017 and ending on December 31, 2019, are based on the Company’s achievement of an aggregate adjusted operating income performance target as set forth in the applicable award agreements, and continued employment through December 31, 2019.  For the Current Quarter, less than 0.1 million shares as compared to none for the Prior Year Quarter were forfeited in respect of the 2017 LTIP.  The weighted average remaining contractual term (in years) of the PSUs is two years.

On March 15, 2018, the Company approved a new plan for long-term incentive compensation (the “2018 LTIP”) for certain employees which consisted of (i) equity awards in the aggregate amount of 2,241,828 shares at a weighted average share price of $1.38 with a then current value of $3.1 million and (ii) cash awards in the aggregate amount of approximately $3.1 million.  For each grantee, 50% of the award was in the form of PSUs and 50% of such award was in the form of cash (the “Cash Grant”).  The Cash Grants comprising the 2018 LTIP vest in 48 equal semi-monthly installments on the 15th and last days of each month, beginning March 31, 2018 and ending March 15, 2020, subject in each case to continued employment through the applicable vesting date.  Each installment is paid within 15 days of the applicable vesting date.  Upon the end of an employee’s employment with the Company, any remaining unpaid portion of the Cash Grant is forfeited.  The PSUs vest based on performance metrics approved by the Compensation Committee over three separate performance periods, commencing on January 1 of each of 2018, 2019 and 2020 and ending on December 31 of each of 2018, 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted operating income performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date.  For the Current Quarter, there were no shares forfeited in respect of the 2018 LTIP.  The weighted average remaining contractual term (in years) of the PSUs is three years.

11. Earnings Per Share

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, all or approximately 0.6 million shares were anti-dilutive, as compared to less than 0.1 million shares that were anti-dilutive for the Prior Year Quarter.

For the Current Quarter, all of the shares (approximately 0.8 million) of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive as compared to less than 0.1 million of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive in the Prior Year Quarter.

For the Prior Year Quarter, warrants issued in connection with the Company’s 1.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation. Note there were no warrants associated with the Company’s 1.50% Convertible Notes for the Current Quarter as the outstanding principal balance was repaid on March 15, 2018 (the maturity date).

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Basic	59,117	56,964
Effect of exercise of stock options	—	—
Effect of assumed vesting of restricted stock	—	—
Diluted	59,117	56,964

In accordance with ASC 480, the Company considers its redeemable non-controlling interest in its computation of earnings per share.  For the Current Quarter and Prior Year Quarter, adjustments to the Company’s redeemable non-controlling interest had an impact on the Company’s earnings per share calculation as follows:

	Three Months Ended March 31,
	2018	2017
Net income from continuing operations attributable to Iconix Brand Group, Inc.	$32,715	$4,402
Accretion of redeemable non-controlling interest	(2,483)	(1,026)
Net income attributable to Iconix Brand Group, Inc. after accretion of redeemable non-controlling interest	30,232	3,376

Net loss from discontinued operations attributable to Iconix Brand Group, Inc.	—	(8,682)

Net income (loss) attributable to Iconix Brand Group, Inc.	$30,232	$(5,306)

Earnings (loss) per share - basic:
Continuing operations	$0.51	$0.06
Discontinued operations	$—	$(0.15)
Earnings (loss) per share - basic	$0.51	$(0.09)

Earnings (loss) per share - diluted:
Continuing operations	$0.51	$0.06
Discontinued operations	$—	$(0.15)
Earnings (loss) per share - diluted	$0.51	$(0.09)
Weighted average number of common shares outstanding:
Basic	59,117	56,964
Diluted	59,117	56,964

12. Contingencies

In July 2013, Signature Apparel Group LLC, referred to as Signature, filed an amended complaint in an adversary proceeding captioned Signature Apparel Group LLC v. ROC Fashions, LLC, et al., Adv. Pro. No. 11-02800-REG in the United States Bankruptcy Court for the Southern District of New York that, among others, named as defendants the Company and Studio IP Holdings, LLC, referred to as Studio IP (the Company and Studio IP are collectively referred to as Iconix).  The causes of action in the amended complaint relate to a series of events from September 2009 with respect to which Signature sought at least $8.8 million in damages from Iconix.  In August 2017, the Bankruptcy Court rendered a decision in this matter.  In that decision, the Court found that one of Signature’s principals must disgorge $2.05 million of the consulting fees that he received in breach of his fiduciary duties to Signature and that Iconix was jointly and severally liable for this amount, plus interest as applicable.  The Court also found Iconix liable on the causes of action asserted against it in the amended complaint, including negligent misrepresentation, aiding and abetting breach of fiduciary duty, breach of contract (Studio IP only), fraud, and tortious interference with contract (the Company only).  The Court ordered supplemental post-trial briefing related solely to the calculation of additional damages, if any, to be awarded to Signature.  Signature now alleges damages of up to $70 million, plus counsel fees and interest as applicable.  Iconix strongly disagrees with the basis for and amounts of damages claimed by Signature, and argued vigorously that no additional damages are warranted.  On January 12, 2018, Signature filed an application with the Court for reimbursement of its counsel fees and expenses totaling approximately $4.2 million that it purportedly incurred in the adversary proceeding.  Iconix vigorously opposed Signature’s application.  Given the uncertainty of how the Bankruptcy Court will rule with respect to damages and counsel fees, Iconix cannot estimate the amount of additional damages, if any, at this time.

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

13. Related Party Transactions

For the Prior Year Quarter, the Company paid less than $0.1 million to Galore Media, Inc. in relation to certain marketing services to promote the Company’s brands and for the rights to certain warrants of Galore Media, Inc. as compared to none during the Current Quarter.  The Company owned a minority interest in Galore Media, Inc.  The Company sold its interest in Galore Media during FY 2017.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  For the Current Quarter and Prior Year Quarter, the Company recognized the following royalty revenue amounts:

	Three Months Ended March 31,
	2018	2017
Joint Venture Partner
Global Brands Group Asia Limited (1)	$5,629	$3,238
Buffalo International ULC(2)	—	690
Rise Partners, LLC / Top On International Group Limited	242	335
M.G.S. Sports Trading Limited	153	92
Pac Brands USA, Inc.	100	33
Albion Equity Partners LLC / GL Damek	585	466
Anthony L&S	17	—
MHMC	732	450
	$7,458	$5,304

(1)

Royalty revenue of less than $0.1 million for the Prior Year Quarter as compared to none during the Current Quarter was included in the amounts presented in the table above, related to royalty revenue associated with Peanuts Worldwide which has been reclassified in to income from discontinued operations on the Company’s condensed consolidated statement of operations.  Additionally, Global Brands Group Asia Limited also served as agent to Peanuts Worldwide in respect of the Greater China Territory for Peanuts brands.  As of June 30, 2017, due to the completion of the sale of the Entertainment segment, Global Brands Group Asia Limited is no longer a related party in its capacity as agent of Peanuts Worldwide.  For the Prior Year Quarter, Global Brands Group Asia Limited earned fees of approximately $0.8 million in its capacity as agent to Peanuts Worldwide, which have been recorded within discontinued operations in the Company’s condensed consolidated statement of operations.

(2)

Prior to FY 2017, Buffalo International ULC maintained the Buffalo license agreement.  However, starting in February 2017, Buffalo International ULC effectively assigned the Buffalo license agreement to GBG.  The license revenue from the Buffalo license agreement represents approximately $5.2 million and $2.5 million of the total license revenue for GBG shown in the table above for the Current Quarter and Prior Year Quarter, respectively.

14. Income Taxes

The Company computes its expected annual effective income tax rate in accordance with ASC 740 and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual pre-tax income; changes to actual or forecasted permanent book to tax differences; impacts from tax audits with state, federal or foreign tax authorities; impacts from tax law changes; or change in judgment as to the realizability of deferred tax assets. The Company identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discrete items is recorded in the quarter in which the discrete events occur. Due to the volatility of these factors, the Company's consolidated effective income tax rate can change significantly on a quarterly basis.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state and local, and foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes.  In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions.  During the fourth quarter of 2016, the Internal Revenue Service initiated an audit of the 2014 federal income tax return which is still ongoing.  For state tax purposes, our 2011 and forward tax years remain open for examination by New York State.  The Company recognized no interest expense related to uncertain tax positions in the Current Quarter as compared to less than $0.1 million during the Prior Year Quarter.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these items and the three consecutive years of pretax losses (resulting from impairment), management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance for all taxing jurisdictions starting as of September 30, 2017, other than for Canadian operations and certain assets for the US that management believe will be available to reduce current federal taxes on the balance sheet at March 31, 2018.  In addition, the Company continues to have deferred tax liabilities related to indefinite lived intangibles on the condensed consolidated balance sheet which cannot be considered to be a source of taxable income to offset deferred tax assets.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act. The new law, which is also commonly referred to as “U.S. tax reform”, significantly changes U.S. corporate income tax laws. The primary impact on the Company was associated with the effect of reducing the U.S. corporate income tax rate from 35% to 21% starting in 2018. As a result, the Company has estimated a net benefit of $67 million recorded during the fourth quarter of 2017.  Other provisions of the law took effect January 1, 2018, including, but not limited to, creating a territorial tax system, eliminating or limiting the deduction of certain expenses including interest expense, and requiring a tax of earnings generated by foreign subsidiaries that are in excess of a specified return.

As of March 31, 2018, the Company continues to evaluate its accounting for the tax effects of the enactment of the law.  However, the Company has made a reasonable estimate and recorded in the fourth quarter of 2017 (i) a net income tax provision of $34 million resulting from the remeasurement of the Company’s net deferred income tax assets and liabilities and uncertain tax liabilities based on the new reduced U.S. corporate income tax rate, and (ii) an income tax benefit of $101 million from the remeasurement of the Company’s valuation allowance for the impact of the law on certain tax attributes.  In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on its existing accounting under GAAP and the provisions of the tax laws that were in effect prior to enactment. One such case is the Company’s intent regarding whether to continue to assert indefinite reinvestment on a part or all the foreign undistributed earnings.  Once the Company finalizes its analysis, it will be able to conclude on further adjustments, if any, to be recorded to these provisional amounts.  Any such change will be reported as a component of income taxes in the period in which such adjustments are determined but in no case later than the fourth quarter of 2018.

The Company’s consolidated effective tax rate from continuing operations for the Current Quarter was 4.4% which resulted in a $1.7 million income tax provision as compared to the consolidated effective tax rate from continuing operations for the Prior Year Quarter of 46.1% which resulted in a $5.9 million income tax provision.  The decrease in the effective tax rate for the Current Quarter’s effective tax rate as compared to the Prior Year Quarter is primarily a result of the release of a portion of the valuation allowance on the deferred tax assets as well as the impact of the income related to the mark to market adjustment occurring in the Current Quarter of which a large portion was a permanent difference and therefore no tax was provided.  This benefit had the effect of reducing the tax expense on the pretax income which lowers the effective tax rate.

The Company is currently indefinitely reinvested in all earnings in its foreign subsidiaries.  The Company currently has zero undistributed earnings and profits in its foreign subsidiary.

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

15. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the Current Quarter and Prior Year Quarter:

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2017	$(48,103)	$(3,177)	$(51,280)
Changes before reclassifications	2,761	—	2,761
Cumulative adjustment for adoption of ASU 2016-01	—	3,177	3,177
Current period other comprehensive income	2,761	3,177	5,938
Balance at March 31, 2018	$(45,342)	$—	$(45,342)

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2016	$(67,735)	$(2,693)	$(70,428)
Changes before reclassifications	2,630	(571)	2,059
Current period other comprehensive income	2,630	(571)	2,059
Balance at March 31, 2017	$(65,105)	$(3,264)	$(68,369)

16. Segment and Geographic Data

The Company identifies its operating segments for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer, the Company’s chief operating decision maker, in deciding how to allocate resources and in assessing performance.  The Company has disclosed the following operating segments:  men’s, women’s, home, and international.  Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported.

Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s condensed consolidated statement of operations as a discontinued operation for the Prior Year Quarter.  See Note 2 in Notes to Consolidated Financial Statements for further details.

The geographic regions consist of the United States and Other (which principally represent Latin America and Europe). Revenues attributable to each region are based on the location in which licensees are located and where they principally do business.

Reportable data for the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2018	2017
Licensing revenue:
Women's	$16,598	$28,143
Men's	9,945	10,193
Home	6,512	7,336
International	15,493	13,050
	$48,548	$58,722
Operating income (loss):
Women's	$14,628	$26,281
Men's	5,874	5,944
Home	5,743	6,625
International	6,486	5,520
Corporate	(12,238)	(10,760)
	$20,493	$33,610

17. Other Assets- Current and Long-Term

Other Assets - Current

	March 31, 2018	December 31, 2017
Other assets- current consisted of the following:
Notes receivables on sale of trademarks (1)	$4,114	$3,097
Note receivable in connection with acquisition of interest in Buffalo brand	—	2,515
Due from DHX Media, Ltd.(2)	739	1,175
Contract asset - current	6,370	—
Prepaid advertising	2,356	2,453
Prepaid expenses	4,239	4,621
US federal tax receivables	29,662	29,662
Prepaid taxes	4,140	2,347
Prepaid insurance	1,153	1,428
Due from related parties	3,899	3,843
Other current assets	492	709
Other current assets	$57,164	$51,850

(1)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the condensed consolidated balance sheet.  Refer to Note 5 for further details.

(2)

This amount represents the remaining amount due from DHX as a result of amounts reimbursable to the Company of $0.7 million associated with the transitional service agreement between DHX and the Company and other expenses which were incurred by the Company subsequent to the completion of the sale of the Entertainment segment on June 30, 2017.  Refer to Note 2 for further details.

Other Assets – Long Term

	March 31,	December 31,
	2018	2017
Other noncurrent assets consisted of the following:
Contract asset - long term	$11,667	$—
Prepaid Interest	5,596	5,601
Deposits	616	616
Other noncurrent assets	46	51
Other noncurrent assets	$17,925	$6,268

18. Other Liabilities – Current

As of March 31, 2018 and December 31, 2017, other current liabilities of $10.2 million and $13.6 million, respectively, related to $10.2 million and $9.2 million, respectively, due to certain joint ventures that are not consolidated with the Company and $0 million and $4.4 million, respectively, owed to Buffalo International for distributions associated with the Buffalo joint venture.

19. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company located in Luxembourg, is the Euro.  However, the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and the Prior Year Quarter, the Company recorded a $0.6 million currency translation gain and a $0.4 million currency translation loss, respectively, that is included in the condensed consolidated statement of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and the Prior Year Quarter, the Company recognized as a component of its comprehensive income, a foreign currency translation gain of $2.8 million and foreign currency translation gain of $2.6 million, respectively, due to changes in foreign exchange rates during the Current Quarter and the Prior Year Quarter, respectively.

20. Accounting Pronouncements

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which such company expects to be entitled in exchange for those goods or services. The Company adopted the new standard in the Current Quarter.  Refer to Note 3 for further details.

In January 2016, FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, includes amendments on recognition, measurement, presentation, and disclosure of financial instruments.  It requires an entity to (1) measure equity investments at fair value through net income, with certain exceptions; (2) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (3) present financial assets and financial liabilities by measurement category and form of financial asset; (4) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (5) assess a valuation allowance on deferred tax assets related to unrealized losses on available-for-sale debt securities in connection with other deferred tax assets.  The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes.  The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.  The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Certain provisions of the ASU are eligible for early adoption.  The Company adopted the new standard in the Current Quarter which resulted in the Company reclassing the cumulative loss in fair value of our available-for-sale securities of $3.2 million from accumulated other comprehensive loss to accumulated losses as of January 1, 2018 in the Company’s condensed consolidated balance sheet.  Change in the fair value of the available-for-sale securities will be recorded within the Company’s condensed consolidated statement of operations in future periods.  Additionally, the Company’s previously cost method investments are now being categorized as other equity investments and continue to be recorded on the Company’s condensed consolidated balance sheet at cost and assessed for potential impairment on a quarterly basis.  Refer to Note 5 and Note 6 for further details.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies how certain cash receipts and cash payments are presented in the statement of cash flows.  The amendment addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The Company adopted the new standard in the Current Quarter which did not have a material impact to our financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory”, which was issued as part of the FASB’s simplification initiative and, intends to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Under this ASU, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The Company adopted the new standard in the Current Quarter which did not have a material impact to our financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.”  The primary purpose of this ASU is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.  This ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company adopted the new standard in the Current Quarter.

In January 2017, the FASB issued ASU No. 2017-01,”Business Combinations (Topic 805) - Clarifying the Definition of a Business”, to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisition (or disposals) of assets or businesses.   The guidance is generally expected to result in fewer transactions qualifying as business combinations.  The Company adopted the new standard in the Current Quarter which did not have a material impact to our financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718)”, which provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company adopted the new standard in the Current Quarter which did not have a material impact to our financial statements.

21. Other Matters

During the Current Quarter and the Prior Year Quarter, the Company included in its selling, general and administrative expenses approximately $2.7 million and $2.2 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation and the class action and derivative litigations.

22. Subsequent Events

At the Special Meeting of Stockholders of the Company held on April 26, 2018, the Company’s stockholders entitled to vote at the meeting voted to approve the amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of its common stock, $.001 par value per share, from 150 million to 260 million.

On May 7, 2018, the Company filed a Form S-8 to register the 1.9 million shares that were approved at the 2017 Annual Meeting of Stockholders.

In April 2018, the Company converted a total outstanding principal balance of $2.8 million of its 5.75% Convertible Notes in to 2.3 million shares of the Company’s common stock.

In April 2018, pursuant to a letter agreement entered into simultaneously with the Company’s acquisition of a 51% equity interest in Hydraulic, the Company acquired the remaining 49% ownership interest from its joint venture partner for no consideration effectively increasing the Company’s ownership interest in Hydraulic to 100% until such time as an affiliate of such joint venture partner satisfies its outstanding payment obligations to the Company under a terminated license agreement (through distributions on such 49% interest or otherwise).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary. Iconix Brand Group is a brand management company and owner of a diversified portfolio of approximately 30 global consumer brands across women’s, men’s, home and international industry segments.  Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s unaudited condensed consolidated statement of operations as a discontinued operation for the Prior Year Quarter.  Refer to Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for further details.  The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

As of March 31, 2018, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer  ® , Rampage  ® , Mudd  ® , London Fog  ® , Mossimo  ® , Ocean Pacific/OP  ® , Danskin /Danskin Now ® , Rocawear  ®  /Roc Nation  ® , Artful Dodger  ® , Cannon  ® , Royal Velvet  ® , Fieldcrest  ® , Charisma  ® , Starter  ® , Waverly  ® , Ecko Unltd  ®  /Mark Ecko Cut & Sew ® , Zoo York  ® , Umbro  ® and Lee Cooper  ®; and interests in Material Girl  ® , Ed Hardy  ® , Truth or Dare  ® , Modern Amusement  ® , Buffalo  ® , Hydraulic ®  and Pony ® .

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

Globally, the Company has over 50 DTR licenses and more than 400 total licenses.  Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and without inventory, production or distribution costs or risks, and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows.  As of April 1, 2018, the Company had over $470 million of aggregate guaranteed royalty revenue over the terms of the Company’s existing contracts excluding renewals.

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

Therefore, the Company has disclosed these reportable segments for the periods shown below.

	Three Months Ended March 31,
	2018	2017
Licensing revenue:
Women's	$16,598	$28,143
Men's	9,945	10,193
Home	6,512	7,336
International	15,493	13,050
	$48,548	$58,722
Operating income (loss):
Women's	$14,628	$26,281
Men's	5,874	5,944
Home	5,743	6,625
International	6,486	5,520
Corporate	(12,238)	(10,760)
	$20,493	$33,610

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total revenue for the Current Quarter was $48.5 million, a 17% decrease as compared to $58.7 million for the Prior Year Quarter. Total licensing revenue was negatively impacted by approximately $1.0 million due to the deconsolidation of the SE Asia joint venture. Excluding the SE Asia joint venture, licensing revenue was down 16%. The women’s segment decreased 41% from $28.1 million in the Prior Year Quarter to $16.6 million in the Current Quarter primarily due to a decrease in licensing revenue from our Mossimo, Danskin and Ocean Pacific brands as the brands transition from their historical DTR relationships. The men’s segment decreased 2% from $10.2 million in the Prior Year Quarter to $9.9 million in the Current Quarter mainly due to weakness in our Starter and Rocawear brands somewhat offset by strength in our Buffalo brand. The home segment decreased 11% from $7.3 million in the Prior Year Quarter to $6.5 million in the Current Quarter mainly due to weakness in our Waverly brand. The international segment increased 19% from $13.1 million in the Prior Year Quarter to $15.5 million in the Current Quarter, mainly due to $2.0 million of replica jersey sales from our Diamond Icon joint venture.  The Company generally does this as an accommodation to its licensees to consolidate ordering from the manufacturers. Refer to Note 3 of Unaudited Condensed Consolidated Financial Statements for details.  Excluding this increase in licensing revenue for Diamond Icon and the impact of deconsolidating the SE Asia joint venture, Licensing Revenue from our international segment increased 12% due to strength in our business in China and Europe.

In the Current Quarter, the Company adopted the new revenue recognition accounting standard, ASC 606.  The adoption of the standard decreased the Current Quarter revenue by approximately $1.9 million but is expected to increase the full-year 2018 revenue by approximately $2.5 million to $3.0 million.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $28.6 million for the Current Quarter as compared to $25.4 million for the Prior Year Quarter, an increase of $3.2 million or 13%. SG&A from the women’s segment decreased 11% from $2.7 million in the Prior Year Quarter to $2.4 million in the Current Quarter mainly due to a $0.9 million decrease in accounts receivables reserves and write-offs. SG&A from the men’s segment decreased 3% from $4.1 million in the Prior Year Quarter to $4.0 million in the Current Quarter primarily due to a $0.7 million decrease in compensation expense. SG&A from the home segment increased 8% from $0.7 million in the Prior Year Quarter to $0.8 million in the Current Quarter mainly due to a $0.1 million increase in advertising costs. SG&A from the international segment increased 14% from $7.5 million in the Prior Year Quarter to $8.6 million in the Current Quarter mainly due to a $1.9 million increase in cost of goods sold due to replica jersey sales by our Diamond Icon joint venture. Refer to Note 3 of Unaudited Condensed Consolidated Financial Statements for details.  Corporate SG&A increased 24% from $10.4 million in the Prior Year Quarter to $12.9 million primarily due to $1.7 million increase in compensation expense mostly related to severance costs related to the Company’s cost saving initiative.

Depreciation and Amortization. Depreciation and amortization was $0.7 million for the Current Quarter, compared to $0.7 million in the Prior Year Quarter.

Equity earnings on joint ventures. Equity earnings on joint ventures was $0.1 million for the Current Quarter, compared to $0.9 million for the Prior Year Quarter. The decrease was primarily due to a $0.4 million decrease in income in our Material Girl joint venture.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was $1.1 million for the Current Quarter, compared to zero in the Prior Year Quarter. The gain in the Current Quarter was related to the completion of the sale of the Sharper Image and Badgley Mischka trademarks in certain of the Company’s international joint ventures.

Operating Income. Total operating income for the Current Quarter decreased to $20.5 million, or approximately 42% of total revenue, compared to approximately $33.6 million or approximately 57% of total revenue in the Prior Year Quarter. Operating income from the women’s segment was $14.6 million in the Current Quarter compared to $26.3 million in the Prior Year Quarter. Operating income from the men’s operating segment was $5.9 million in the Current Quarter compared to $5.9 million in the Prior Year Quarter. Operating income from the home segment was $5.7 million in the Current Quarter compared to $6.6 million in the Prior Year Quarter. Operating income from the international segment was $6.5 million in the Current Quarter compared to $5.5 million in the Prior Year Quarter. Corporate operating loss was $12.2 million in the Current Quarter compared to operating loss of $10.8 million in the Prior Year Quarter.

Other Expenses (income)-Net. Other expenses (income)- net was approximately income of $16.7 million for the Current Quarter as compared to an expense of $20.8 million for the Prior Year Quarter, a decrease of $37.6 million. The decrease was primarily related to (i) a gain of $24.4 million in the Current Quarter related to the mark-to-market adjustment from the Company’s 5.75% Convertible Notes based on the Company’s accounting treatment which requires the fair value of the debt at the end of each period and (ii) a gain of $4.5 million in the Current Quarter on the extinguishment of debt as compared to a $5.5 million loss in the Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 4.4% resulting in a $1.7 million income tax expense, as compared to an effective income tax rate of 46.1% in the Prior Year Quarter which resulted in a $5.9 million income tax expense. The decrease in the effective tax rate is primarily as a result of the release of a portion of the valuation allowance on the deferred tax assets as well as the impact of the income related to the mark to market adjustment in the Current Quarter of which a large portion was a permanent difference and therefore no tax was provided.  The Prior Year Quarter included a charge of approximately $2.0 million resulting from an increase in our liability for unrecognized tax benefits associated with negotiations with certain local tax authorities.

Net Income from Continuing Operations. Our net income from continuing operations was approximately $35.6 million in the Current Quarter, compared to net income of approximately $6.9 million in the Prior Year Quarter, as a result of the factors discussed above.

Discontinued Operations.  In the three months ended March 31, 2017, our Board of Directors approved a plan to sell the businesses underlying the Entertainment segment.  As a result, we have classified the results of our Entertainment segment as discontinued operations in our condensed consolidated statement of operations for all periods presented.  Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet as of December 31, 2016.  On May 9, 2017, we signed a definitive agreement to sell these businesses and completed the sale on June 30, 2017.  See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Liquidity and Capital Resources

Liquidity

Historically, our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures.  Since FY 2016, our principal capital requirements have been to refinance or extinguish existing indebtedness and working capital needs.  We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. Since FY 2016, we have relied on asset sales and issuance of indebtedness to refinance existing indebtedness.  At March 31, 2018 and December 31, 2017, our cash totaled $52.1 million and $65.9 million, respectively, not including short-term restricted cash of $43.7 million and $48.8 million, respectively. Our short term restricted cash primarily consists of collection and investment accounts related to our Senior Secured Notes and Senior Secured Term Loan.  In addition, as of March 31, 2018, approximately $14.5 million, or 15%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations.  Cash held in these foreign subsidiaries is otherwise considered unrestricted and available for use outside the U.S.

Due to certain developments during the year ended December 31, 2017, including the decision by Target Corporation not to renew the existing Mossimo license agreement following its expiration in October 2018 and by Walmart, Inc. not to renew the existing Danskin Now license agreement following its expiration in January 2019, and the Company’s revised projected future earnings, the Company had initially forecasted that it would unlikely be in compliance with certain of its financial debt covenants in 2018 and beyond and that it may otherwise face possible liquidity challenges in 2018 and beyond. As a result, the Company amended its Senior Secured Term Loan to provide relief under certain covenants and implemented a cost savings plan to improve liquidity.

Following the completion of an exchange (the “Exchange”) whereby the Company exchanged an aggregate principal amount of approximately $125 million of the 1.50% Convertible Notes with the same aggregate principal value of new 5.75% Convertible Notes, the Company received proceeds of the Second Delayed Draw Term Loan of $110 million, and used these proceeds, as well as cash on hand, to extinguish the remaining 1.50% Convertible Notes outstanding as of their maturity date, March 15, 2018. See Note 9 for further information on these financings.

While conditions and events do exist that may raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months, management believes that (i) as a result of the aforementioned amendments to the Senior Secured Term Loan, (ii) the Exchange, (iii) the extinguishment of the 1.50% Convertible Notes at maturity, as well as (iv) implemented and planned cost savings, that its plans alleviate this substantial doubt, and therefore the management believes that it will continue as a going concern for the next twelve months.

For additional information, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

We may, from time to time, seek to retire or repurchase our outstanding debt through cash purchases and/or exchanges for equity or debt securities, in open market transactions, privately negotiated transactions, or otherwise.  Such repurchase or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved in any such transactions may individually or in the aggregate, be material.

Changes in Working Capital

At March 31, 2018 and December 31, 2017, the working capital ratio (current assets to current liabilities) was 2.04 to 1 and 2.07 to 1, respectively.

Operating Activities

Net cash provided by operating activities increased $10.0 million from net cash provided by operating activities of $10.5 million in the Prior Year Quarter to net cash provided by operating activities of $20.5 million in the Current Quarter primarily due to cash provided by working capital items of $8.8 million in the Current Quarter as compared to cash used in working capital items of $12.2 million in the Prior Year Quarter.  Excluding non-cash items, net income decreased from $16.7 million in the Prior Year Quarter to $11.8 million which is primarily as a result of the decrease in total revenues period over period.

Investing Activities

Net cash used in investing activities increased approximately $2.1 million, from cash used in investing activities of $0.8 million in the Prior Year Quarter to cash used in investing activities of $2.9 million in the Current Quarter. The increase between both periods is primarily due to the following: 1) cash paid of $2.1 million related to the acquisition of the trademarks from Iconix Southeast Asia, 2) cash paid of $2.7 million related to the acquisition of the remaining interest in Iconix Canada, and 3) cash paid for the sale of the Badgley Mischka and Sharper Image trademarks in certain of the Company’s international joint ventures offset by the following: 1) proceeds of $1.3 million related to the sale of the interest in the Badgely Mischka trademarks in certain of the Company’s international joint ventures, 2) proceeds of $1.4 million received from Buffalo International as part of the formation of the Buffalo joint venture, and 3) proceeds of $1.0 million received from the sale of Complex Media.

Financing Activities

Net cash used in financing activities decreased approximately $75.6 million, from cash used in financing activities of $113.5 million in the Prior Year Quarter to cash used in financing activities of $37.9 million in the Current Quarter. The decrease between both periods is primarily due to proceeds received of $95.7 million which represents the drawdown of the Company’s Second Delayed Draw Term Loan of which there were no comparable debt issuances in the Prior Year Quarter.  This decrease was offset by an increase in payment of long-term debt from $105.9 million in the Prior Year Quarter to $122.4 million in the Current Quarter.

Other Matters

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used. Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. With the exception of the adoption of ASC 606 related to revenue recognition (refer to Note 3 in Notes to Condensed Consolidated Financial Statements), there have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its 2017 Annual Report on Form 10-K filed with the SEC on March 14, 2018.

Recent Accounting Pronouncements

See Note 20 of the notes to unaudited condensed consolidated financial statement for recent accounting pronouncements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this Quarterly Report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in our Form 10-K for the fiscal year ended December 31, 2017 and other SEC filings. The words “believe,” “anticipate,” “expect,” “confident,” “project,” “provide,” “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We limit exposure to foreign currency fluctuations by requiring the majority of our licenses to be denominated in U.S. dollars. Certain other licenses are denominated in Euro. To mitigate interest rate risks, we have, from time to time, purchased derivative financial instruments such as forward contracts to convert certain portions of our revenue and cash received in foreign currencies to fixed exchange rates. If there were an adverse change in the exchange rate from Euro to U.S. Dollars of less than 10%, the expected effect on net income would be immaterial.

The effect, if any, of these transactions and activities on the trading price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this Quarterly Report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In 2015, 2016 and 2017, material weaknesses were identified in certain of the Company’s review and other controls, which have been enumerated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Addressing the Material Weaknesses

Material weaknesses identified in 2017, related to the financial reporting for reconsideration events of joint venture accounting and monitoring controls related to the identification of the need for a valuation allowance against certain deferred tax assets associated with the Company’s intangible asset impairment charges, were remediated at December 31, 2017. However, management concluded at December 31, 2017, that certain management review controls related to our statement of cash flows, our intangible asset impairment testing, the calculation of long term incentive program (“LTIP”) compensation expense, and the financial reporting for the modification of our debt were not adequate as the controls in place failed to detect certain material errors. In 2018, management identified a material weakness in internal control over financial reporting, specifically dealing with the management review controls surrounding the calculation of the adjustment to retained earnings resulting from the implementation of the new revenue recognition standard (ASC 606).  In 2018, additional review procedures are being performed by the Senior Vice President-Finance and the Chief Financial Officer and certain additional control procedures have been adopted to mitigate these material weaknesses.

We are in the process of remediating the above weaknesses and testing the operating effectiveness of the new and existing controls. The material weaknesses cannot be considered completely remediated until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  As a result of the foregoing, the principal executive officer and the principal financial and accounting officer concluded that as of March 31, 2018, certain of the Company’s disclosure controls and procedures, including management review controls related to our statement of cash flows, our intangible asset impairment testing, calculation of LTIP compensation expense, and the financial reporting for the modification of our debt were not effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2018, that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed above.

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

PART II. Other Information

Item 1. Legal Proceedings.

In July 2013, Signature Apparel Group LLC, referred to as Signature, filed an amended complaint in an adversary proceeding captioned Signature Apparel Group LLC v. ROC Fashions, LLC, et al., Adv. Pro. No. 11-02800-REG in the United States Bankruptcy Court for the Southern District of New York that, among others, named as defendants the Company and Studio IP Holdings, LLC, referred to as Studio IP (the Company and Studio IP are collectively referred to as Iconix).  The causes of action in the amended complaint relate to a series of events from September 2009 with respect to which Signature sought at least $8.8 million in damages from Iconix.  In August 2017, the Bankruptcy Court rendered a decision in this matter.  In that decision, the Court found that one of Signature’s principals must disgorge $2.05 million of the consulting fees that he received in breach of his fiduciary duties to Signature and that Iconix was jointly and severally liable for this amount, plus interest as applicable.  The Court also found Iconix liable on the causes of action asserted against it in the amended complaint, including negligent misrepresentation, aiding and abetting breach of fiduciary duty, breach of contract (Studio IP only), fraud, and tortious interference with contract (the Company only).  The Court ordered supplemental post-trial briefing related solely to the calculation of additional damages, if any, to be awarded to Signature.  Signature now alleges damages of up to $70 million, plus counsel fees and interest as applicable.  Iconix strongly disagrees with the basis for and amounts of damages claimed by Signature, and argued vigorously that no additional damages are warranted.  On January 12, 2018, Signature filed an application with the Court for reimbursement of its counsel fees and expenses totaling approximately $4.2 million that it purportedly incurred in the adversary proceeding.  Iconix vigorously opposed Signature’s application.  Given the uncertainty of how the Bankruptcy Court will rule with respect to damages and counsel fees, Iconix cannot estimate the amount of additional damages, if any, at this time.

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

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2017, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to certain trademarks.

As of March 31, 2018, the Company’s consolidated balance sheet reflects debt of approximately $758.4 million (which is net of $11.4 million of debt issuance costs), including (i) secured debt of $660.3 million under our Series 2012-1 4.229% Senior Secured Notes, Class A-2, Series 2013-1 4.352% Senior Secured Notes and Class A-2 (collectively, the “Senior Secured Notes”), Variable Funding Notes and Senior Secured Term Loan, and (ii) $109.5 million net debt carrying value of our 5.75% Convertible Notes; however, the principal amount owed to the holders of our 5.75% Convertible Notes, was $116.2 million as of such date. In accordance with ASC 825, our 5.75% Convertible Notes are included in our $758.4 million of consolidated debt at a fair value of $109.5 million. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our outstanding debt obligations:

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

In addition, as of March 31, 2018, approximately $14.5 million, or 15%, of the Company’s total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

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

Our licenses with Walmart, Target, Kohls, Kmart/Sears and Global Brands Group represent, each in the aggregate, our five largest licensees during the three-month period ended March 31, 2018, representing approximately 7%, 7%, 11%, 9% and 12%, respectively, of our total revenue for such period.

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

As of March 31, 2018, goodwill represented approximately $63.9 million, or approximately 8% of the Company’s total consolidated assets, and trademarks and other intangible assets represented approximately $468.7 million, or approximately 55% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

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

In addition, under certain circumstances, the Tax Act may require us to pay taxes on cash held abroad, even if the cash is not ultimately repatriated to the U.S. As of March 31, 2018, approximately $14.5 million, or 15%, of the Company’s total cash (including restricted cash) was held in foreign subsidiaries. Although we do not anticipate being required to pay taxes on such foreign cash under the Tax Act because the Company did not generate sufficient earnings and profits to trigger such tax liability, it is not possible for us to determine with certainty whether we will be subject to any such taxes in the future due to the complexity of the income tax laws and the effects of the Tax Act and other factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities in the Current Quarter.

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 - January 31	11,724	$1.19	—	$—
February 1 - February 28	34,702	$1.47	—	$—
March 1 - March 31	45,672	$1.22	—	$—
Total	92,098	$1.31	—	$—

*	Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 3.1	Certificate of Incorporation, as amended*

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

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

Iconix Brand Group, Inc.
(Registrant)

Date: May 9, 2018	/s/ John N. Haugh
John N. Haugh
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2018	/s/ F. Peter Cuneo
F. Peter Cuneo
Executive Chairman of the Board of Directors

Date: May 9, 2018	/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)