Form 10-Q
period 2018-06-30
ICONIX BRAND GROUP, INC.
filed 2018-08-08
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

Common Stock, $.001 Par Value- 68,443,319 shares as of August 7, 2018.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$71,385	$65,927
Restricted cash	24,176	48,766
Accounts receivable, net	45,936	66,625
Other assets – current	52,526	51,850
Total Current Assets	194,023	233,168
Property and equipment:
Furniture, fixtures and equipment	22,189	21,661
Less: Accumulated depreciation	(16,666)	(15,567)
	5,523	6,094
Other Assets:
Other assets	18,948	6,268
Deferred income tax asset	4,323	4,492
Trademarks and other intangibles, net	390,419	465,722
Investments and joint ventures	90,879	90,887
Goodwill	26,070	63,882
	530,639	631,251
Total Assets	$730,185	$870,513
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$42,773	$49,191
Deferred revenue	9,084	5,525
Current portion of long-term debt	46,549	44,349
Other liabilities – current	10,627	13,581
Total Current Liabilities	109,033	112,646
Deferred income tax liability	6,331	11,466
Other tax liabilities	—	531
Long-term debt, less current maturities (includes $73,128 and $0, respectively, at fair value)	671,037	756,493
Other liabilities	8,795	10,066
Total Liabilities	795,196	891,202
Redeemable Non-Controlling Interest	29,292	30,287
Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.001 par value shares authorized 260,000; shares issued 101,491 and 90,159, respectively	101	90
Additional paid-in capital	1,037,579	1,044,518
Accumulated losses	(261,030)	(223,718)
Accumulated other comprehensive loss	(50,883)	(51,280)
Less: Treasury stock – 32,930 and 32,820 shares at cost, respectively	(844,176)	(844,030)
Total Iconix Brand Group, Inc. Stockholders’ Deficit	(118,409)	(74,420)
Non-Controlling Interest, net of installment payments due from non-controlling interest holders	24,106	23,444
Total Stockholders’ Deficit	(94,303)	(50,976)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$730,185	$870,513

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Licensing revenue	$50,212	$61,647	$98,761	$120,370
Selling, general and administrative expenses	28,643	26,802	62,241	52,192
Loss on termination of licenses	5,650	23,230	5,650	23,230
Depreciation and amortization	632	571	1,286	1,223
Equity earnings on joint ventures	(1,149)	(1,059)	(1,245)	(1,992)
Gain on deconsolidation of joint venture	—	(3,772)	—	(3,772)
Gain on sale of trademarks	(125)	—	(1,268)	—
Goodwill impairment	37,812	—	37,812	—
Trademark impairment	73,335	—	73,335	—
Operating (loss) income	(94,586)	15,875	(79,050)	49,489
Other expenses (income):
Interest expense	14,827	14,130	29,376	28,876
Interest income	(92)	(141)	(214)	(267)
Other income	(32,083)	—	(58,215)	(1)
Loss (gain) on extinguishment of debt	—	13,919	(4,473)	19,400
Foreign currency translation loss	704	3,416	152	3,845
Other (income) expenses – net	(16,644)	31,324	(33,374)	51,853
Loss from continuing operations before income taxes	(77,942)	(15,449)	(45,676)	(2,364)
(Benefit) Provision for income taxes	(2,804)	(5,501)	(1,154)	386
Net loss from continuing operations	(75,138)	(9,948)	(44,522)	(2,750)
Less: Net income attributable to non-controlling interest from continuing operations	4,291	3,904	7,148	6,386
Net loss from continuing operations attributable to Iconix Brand Group, Inc.	(79,429)	(13,852)	(51,670)	(9,136)

Loss from discontinued operations before income taxes	—	(11,140)	—	(23,924)
Gain on sale of Entertainment segment	—	104,327	—	104,327
Provision for income taxes	—	34,060	—	28,962
Net income from discontinued operations	—	59,127	—	51,441
Less: Net income attributable to non-controlling interest from discontinued operations	—	1,634	—	2,943
Net income from discontinued operations attributable to Iconix Brand Group, Inc.	—	57,493	—	48,498

Net (loss) income attributable to Iconix Brand Group, Inc.	$(79,429)	$43,641	$(51,670)	$39,362

(Loss) earnings per share - basic:
Continuing operations	$(1.26)	$(0.26)	$(0.91)	$(0.20)
Discontinued operations	$—	$1.01	$—	$0.85
(Loss) earnings per share - basic	$(1.26)	$0.75	$(0.91)	$0.65

(Loss) earnings per share - diluted:
Continuing operations	$(1.26)	$(0.26)	$(0.91)	$(0.19)
Discontinued operations	$—	$1.00	$—	$0.84
(Loss) earnings per share - diluted	$(1.26)	$0.74	$(0.91)	$0.65
Weighted average number of common shares outstanding:
Basic	65,976	57,082	62,566	57,026
Diluted	65,976	57,568	62,566	57,568

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss from continuing operations	$(75,138)	$(9,948)	$(44,522)	$(2,750)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(5,541)	11,917	(2,780)	14,546
Change in fair value of available for sale securities	—	(100)	—	(670)
Total other comprehensive (loss) income	(5,541)	11,817	(2,780)	13,876
Comprehensive (loss) income	$(80,679)	$1,869	$(47,302)	$11,126
Less: comprehensive income attributable to non-controlling interest from continuing operations	4,291	3,904	7,148	6,386
Comprehensive (loss) income from continuing operations attributable to Iconix Brand Group, Inc.	$(84,970)	$(2,035)	$(54,450)	$4,740

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

Six Months Ended June 30, 2018

(in thousands)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	In Capital	Losses	Loss	Stock	Interest	Total
Balance at January 1, 2018	90,159	$90	$1,044,518	$(223,718)	$(51,280)	$(844,030)	$23,444	$(50,976)
Shares issued on vesting of restricted stock	297	—	—	—	—	—	—	—
Shares issued on conversion of 5.75% Convertible Notes	11,035	11	12,683	—	—	—	—	12,694
Writeoff of equity component of 1.50% Convertible Notes	—	—	(23,250)	—	—	—	—	(23,250)
Cumulative effect of accounting change for adoption of ASC 606	—	—	—	16,540	—	—	1,176	17,716
Cumulative effect of accounting change for adoption of ASU 2016-01	—	—	—	(3,177)	3,177	—	—	—
Elimination of non-controlling interest related to the acquisition of additional interest in Hydraulic joint venture	—	—	2,097	—	—	—	(2,097)	—
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(146)	—	(146)
Compensation expense in connection with restricted stock and stock options	—	—	1,518	—	—	—	—	1,518
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	195	195
Change in redemption value of redeemable non-controlling interest	—	—	—	995	—	—	—	995
Net (loss) income	—	—	—	(51,670)	—	—	7,148	(44,522)
Tax benefit related to amortization of convertible notes' discount	—	—	35	—	—	—	—	35
Foreign currency translation	—	—	(22)	—	(2,780)	—	—	(2,802)
Distributions to joint ventures	—	—	—	—	—	—	(5,760)	(5,760)
Balance at June 30, 2018	101,491	$101	$1,037,579	$(261,030)	$(50,883)	$(844,176)	$24,106	$(94,303)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss from continuing operations	$(44,522)	$(2,750)
Income from discontinued operations	—	51,441
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	1,135	831
Amortization of trademarks and other intangibles	151	392
Amortization of deferred financing costs	1,587	2,846
Amortization of debt discount	5,411	8,928
Third party fees associated with the issuance of 5.75% Convertible Notes	4,958	—
Stock-based compensation expense	1,518	4,746
Provision for doubtful accounts	1,744	4,929
Writeoff of contract assets	417	—
Earnings on equity investments in joint ventures	(1,245)	(1,992)
Distributions from equity investments	1,913	2,291
Gain on deconsolidation of joint venture	—	(3,772)
Gain on sale of trademarks, net	(1,268)	—
Trademark impairment	73,335	—
Goodwill impairment	37,812	—
Settlement of note receivable related to formation of Buffalo joint venture	1,141	—
Mark to market adjustment on convertible note	(56,496)	—
Gain on debt to equity conversions	(1,057)	—
Gain on sale of Complex Media	(958)	—
(Gain) loss on extinguishment of debt	(4,473)	19,400
Income on other equity investment	296	—
Deferred income tax benefit	(5,253)	(6,453)
Loss on foreign currency translation	152	3,845
Changes in operating assets and liabilities:
Accounts receivable	18,668	(1,490)
Other assets – current	2,779	(4,925)
Other assets	(2,481)	789
Deferred revenue	3,715	(918)
Accounts payable and accrued expenses	(457)	(2,236)
Other tax liabilities	(531)	(4,165)
Other liabilities	1,357	(281)
Net cash provided by continuing operating activities	39,348	20,015
Net cash used in discontinued operating activities	—	(734)
Net cash provided by operating activities	39,348	19,281
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(571)	(755)
Acquisition of additional interest in Iconix MENA	—	(1,800)
Acquisition of trademarks from Iconix Southeast Asia	(2,120)	—
Acquisition of remaining interest in Iconix Canada	(4,875)	—
Acquisition of Badgley Mischka and Sharper Image trademarks in certain international joint ventures	(1,289)	—
Proceeds received from note due from American Greetings	—	1,250
Proceeds from sale of interest in Badgley Mischka in certain international joint ventures	2,500	—
Proceeds from sale of Complex Media	958	—
Proceeds from sale of discontinued operation, net of cash sold		336,675
Decrease in cash and cash equivalents from deconsolidation of joint venture		(1,853)
Proceeds from note receivable from formation of Buffalo joint venture	1,409	—
Additions to trademarks	(256)	(52)
Net cash (used in) provided by continuing investing activities	(4,244)	333,465
Net cash used in discontinued investing activities	—	(84)
Net cash (used in) provided by investing activities	(4,244)	333,381
Cash flows provided by (used in) financing activities:
Prepaid financing costs	(5,423)	—
Proceeds from long-term debt, net of discount and fees	95,700	—
Payment of long-term debt	(134,018)	(330,080)
Payment of make-whole premium on repayment of long-term debt	—	(13,933)
Proceeds from sale of trademarks and related notes receivable from consolidated JVs	195	6,927
Distributions to non-controlling interests	(10,168)	(3,843)
Tax benefit related to amortization of convertible notes' discount	35	44
Cost of shares repurchased on vesting of restricted stock	(146)	(1,066)
Net cash used in continuing financing activities	(53,825)	(341,951)
Net cash used in discontinued financing activities	—	(23,596)
Net cash used in financing activities	(53,825)	(365,547)
Effect of exchange rate changes on cash and restricted cash	(411)	(760)
Net decrease in cash and cash equivalents, and restricted cash	(19,132)	(13,645)
Cash, cash equivalents, and restricted cash from continuing operations, beginning of period	114,693	314,383
Cash and cash equivalents from discontinued operations, beginning of period	—	12,297
Cash, cash equivalents, and restricted cash, beginning of period	114,693	326,680
Cash, cash equivalents, and restricted cash, end of period	95,561	313,035
Less: Cash and cash equivalents from discontinued operations, end of period	—	—
Cash, cash equivalents, and restricted cash of continuing operations, end of period	$95,561	$313,035

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2018	2017
Cash paid during the period:
Income taxes (net of refunds received)	$5,031	$8,135
Interest	$20,246	$13,629
Non-cash investing and financing activities:
Transaction costs related to the sale of the Entertainment segment included in accrued expenses	$—	$7,629
Shares issued upon conversion of debt	$12,694	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2018 (“Current Quarter”) and the six months ended June 30, 2018 (“Current Six Months”) are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

During the Current Six Months, the Company adopted seven new accounting pronouncements.  Refer to Note 20 for further details.

Correction of an Immaterial Error

During the Current Six Months, the Company determined that the debt issuance costs associated with the Company’s issuance of its 5.75% Convertible Notes had been incorrectly capitalized in the Company’s consolidated balance sheet as of March 31, 2018.  During the Current Six Months, the Company correctly expensed approximately $5.0 million of debt issuance costs to selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.  Management evaluated the materiality of the error from a quantitative and qualitative perspective and concluded that this adjustment was not material to the Company’s presentation and disclosures, and has no material impact on the Company’s financial position, results of operations and cash flows.  Accordingly, no amendments to previously filed reports are deemed necessary.  After taking into effect this adjustment, for the three months ended March 31, 2018, selling, general and administrative expenses would have been $33.6 million, operating income would have been $15.5 million, and net income from continuing operations attributable to Iconix Brand Group, Inc. would have been $27.8 million.

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

Following the completion of a transaction in which the Company exchanged (the “Exchange”) an aggregate principal amount of approximately $125 million of our 1.50% convertible senior subordinated notes due March 2018 (the “1.50% Convertible Notes”) with the same aggregate principal value of our new 5.75% convertible senior subordinated notes due August 2023 (the “5.75% Convertible Notes”), the Company received proceeds of the Second Delayed Draw Term Loan of $110 million, and used these proceeds, as well as cash on hand, to extinguish the remaining 1.50% Convertible Notes outstanding as of their maturity date, March 15, 2018. See Note 9 for further information on these financings.

While conditions and events do exist that may raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months, management believes as a result of the aforementioned (i) amendments to the Senior Secured Term Loan, (ii) Exchange, (iii) extinguishment of the 1.50% Convertible Notes at maturity, as well as (iv) implemented and planned cost savings, that its plans alleviate this substantial doubt, and therefore the management believes that it will continue as a going concern for the next twelve months.

For additional information, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

2. Discontinued Operations

On May 9, 2017, the Company signed definitive agreements to sell its Entertainment segment for $349.1 million in cash, which included a customary working capital adjustment.  The sale was completed on June 30, 2017.  As a result of the sale, the Company has classified the results of its Entertainment segment as discontinued operations in its condensed consolidated statement of operations for the three months ended June 30, 2017 (“Prior Year Quarter”) and the six months ended June 30, 2017 (“Prior Year Six Months”).

The following table presents the details of the Entertainment segment for the Prior Year Quarter and Prior Year Six Months which were shown as income from discontinued operations, net of income taxes, in our unaudited condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Licensing revenue	$—	$25,669	$—	$53,129
Selling, general and administrative expenses	—	16,691	—	34,542
Depreciation and amortization	—	117	—	303
Operating income	—	8,861	—	18,284
Other expenses (income):
Interest expense	—	6,548	—	12,973
Interest income	—	(81)	—	(180)
Loss on extinguishment of debt	—	13,509	—	29,246
Foreign currency translation loss	—	25	—	169
Other expenses – net	—	20,001	—	42,208
Loss from operations of discontinued operations before income taxes	—	(11,140)	—	(23,924)
Gain on sale of Entertainment segment	—	104,327	—	104,327
Provision for income taxes	—	34,060	—	28,962
Net income from discontinued operations	—	59,127	—	51,441
Less: Net income attributable to non- controlling interest from discontinued operations	—	1,634	—	2,943
Income from discontinued operations, net of income taxes	$—	$57,493	$—	$48,498

The cash proceeds from the sale of the Company’s Entertainment segment were utilized by the Company to make mandatory principal prepayments on both its Senior Secured Notes and 2016 Senior Secured Term Loan (as well as a corresponding prepayment premium).  As a result, and in accordance with ASC 205-20-45-6, for the Prior Year Quarter and Prior Year Six Months, the Company allocated interest expense of $6.5 million (which includes $0.9 million of amortization of the original issue discount on the 2016 Senior Secured Term Loan) and $12.9 million (which includes $1.7 million of amortization of the original issue discount on the 2016 Senior Secured Term Loan, respectively, from continuing operations to discontinued operations.  Additionally, for the Prior Year Six Months, the Company allocated the prepayment premium of $15.2 million related to the 2016 Senior Secured Term Loan as well as the write-off of the pro-rata portion of deferred financing costs and original issue discount of $9.4 and $4.7 million, respectively, from continuing operations to discontinued operations on the Company’s unaudited condensed consolidated statement of operations.  Refer to Note 9 for further details.

The following table presents cash flow of the Entertainment segment during the Prior Year Six Months:

	Six Months Ended June 30,
	2018	2017
Net cash used in discontinued operating activities	$—	$(734)
Net cash used in discontinued investing activities	$—	$(84)
Net cash used in discontinued financing activities	$—	$(23,596)

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

We recorded a net increase to opening retained earnings and the corresponding amount to non-controlling interest of $16.5 million and $1.2 million, respectively, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our revenues associated with license agreements which have escalating guaranteed minimum royalties in the contract years of the license agreement term.  The impact to revenues was an increase of approximately $0.1 million for the Current Quarter and a decrease of $1.8 million for the Current Six Months as a result of applying Topic 606.

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

Within the Company's International segment, the Umbro business purchases replica soccer jerseys for resale to certain licensees. The Company generally does this as an accommodation to its licensees to consolidate ordering from the manufacturers. The revenue associated with such activity is included in licensing revenue and was approximately $0.6 million and $2.6 million in the Current Quarter and the Current Six Months, respectively. The associated cost of goods sold is included in selling general and administrative expenses and was approximately $0.6 million and $2.5 million in the Current Quarter and Current Year Six Months, respectively.  There were no such sales or corresponding cost of goods sold in the Prior Year Six Months.  Revenue for these sales are recognized upon the transfer of control of the promised product to the customer or licensee in an amount that reflects the consideration that we expect to receive in exchange for these products.

The following table presents our revenues disaggregated by license type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Licensing revenue by license type:
Direct-to-retail license	$20,094	$34,260	$41,307	$68,797
Wholesale licenses	29,418	27,294	54,557	51,451
Other licenses(1)	700	93	2,897	122
	$50,212	$61,647	$98,761	$120,370
(1)

Included in Other licenses for the Current Quarter and the Current Year Six Months is $0.6 million and $2.6 million, respectively, of revenue associated with the Umbro business purchases discussed above of which there was no comparable amounts in both the Prior Year Quarter and Prior Year Six Months.

The following table represents our revenues disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total licensing revenue by geographic region:
United States	$34,225	$45,327	$67,102	$89,945
Other (1)	15,987	16,320	31,659	30,425
	$50,212	$61,647	$98,761	$120,370
(1)	No single country represented 10% of the Company’s revenues in the periods presented.

Remaining Performance Obligation

We enter into long-term license agreements with our licensees across all operating segments.  Revenues are recognized on a straight line basis consistent with the nature, timing and extent of our services, which primarily relate to the ongoing brand management and maintenance of the intellectual property.  As of July 1, 2018, the Company and its joint ventures had a contractual right to receive over $450 million of aggregate minimum licensing revenue through the balance of all of their current licenses, excluding any renewals.

As of June 30, 2018, future minimum license revenue to be recognized is as follows: $66.1 million, $109.2 million, $82.2 million, $47.5 million, $40.0 million and $111.8 million for the remainder of FY 2018, FY 2019, FY 2020, FY 2021, FY 2022 and thereafter, respectively.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to licensees.  We record a receivable when amounts are contractually due or when revenue is recognized prior to invoicing.  Deferred revenue is recorded when amounts are contractually due prior to satisfying the performance obligations of the contracts.  For multi-year license agreements, as the performance obligation is providing the licensee with the right of access to the Company’s intellectual property for the contractual term, the Company uses a time-lapse measure of progress and straight lines the guaranteed minimum royalties over the contract term.

Contract Asset

We record contract assets when revenue is recognized in advance of cash payment being due from our licensees.  Contract assets due within one year of the most recent balance sheet date are recorded within Other assets – current and long term contract assets are recorded within Other assets on the Company’s condensed consolidated balance sheet.  As of June 30, 2018, our contract assets – current and long term contract assets were $5.6 million and $12.7 million, respectively, which has been included within other assets – current and other assets, respectively, in the Company’s condensed consolidated balance sheet.

Deferred Revenue

We record deferred revenue when cash payment is received or due in advance of our performance, including amounts which are refundable.  Advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s consolidated balance sheet in deferred revenue at the time the payment is received.  The increase in deferred revenues for the Current Six Months is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $5.4 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period.

4. Goodwill and Trademarks and Other Intangibles, net

Goodwill

Goodwill by reportable operating segment and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

	Women's	Men's	Home	International	Consolidated
Net goodwill at December 31, 2017	$37,812	$—	$—	$26,070	$63,882
Impairment	(37,812)	—	—	—	(37,812)
Net goodwill at June 30, 2018	$—	$—	$—	$26,070	$26,070

The annual evaluation of the Company’s goodwill, by segment, is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

As of June 30, 2018, based upon the results of step 1 of the goodwill impairment test in accordance with ASC 350 for the women’s segment, the Company noted that the carrying value of the women’s segment exceeded its fair value after first reflecting the impairment of the Mossimo trademark as discussed below.  In accordance with step 2 of the goodwill impairment test, the Company recorded a non-cash impairment charge of $37.8 million in the Current Quarter, which is due to the projected decline in royalties associated with the license agreements for the Mossimo brand.

There was no impairment of the Company’s goodwill during the Prior Year Six Months.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		June 30, 2018		December 31, 2017
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks	Indefinite	$390,241	$—	$465,391	$—
Definite-lived trademarks	10-15	8,958	8,938	8,958	8,917
Non-compete agreements	2-15	—	—	940	940
Licensing contracts	1-9	993	835	3,412	3,122
		$400,192	$9,773	$478,701	$12,979
Trademarks and other intangibles, net			$390,419		$465,722

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Ed Hardy, Umbro, Modern Amusement, Buffalo, Lee Cooper, Hydraulic and Pony have been determined to have an indefinite useful life.  Each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting representing domestic and various international assets, with any related impairment charge recorded to the income statement at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

As of June 30, 2018, the Company revised its forecasted future earnings for the Mossimo brand and accordingly, conducted an indefinite-lived intangible asset impairment test in accordance with ASC 350.  Consequently, the Company recorded a non-cash impairment charge of $73.3 million in the Current Quarter in the women segment to reduce the Mossimo trademark to fair value.

In accordance with ASC 350, there was no impairment of the indefinite-lived trademarks during the Prior Year Six Months.  Further, in accordance with ASC 360, there were no impairment charges to the Company’s definite-lived trademarks during the Current Six Months or Prior Year Six Months.

During the Current Six Months, the Company completed the sale of the Badgley Mischka and Sharper Image intellectual property and related assets from the Iconix Southeast Asia, Iconix MENA, Iconix Europe and Iconix Australia joint ventures.  Refer to Note 6 for further details.

Other amortizable intangibles primarily include non-compete agreements and contracts, which are amortized on a straight-line basis over their estimated useful lives of 1 to 15 years. Certain trademarks are amortized using estimated useful lives of 10 to 15 years with no residual values.

Amortization expense for intangible assets for the Current Quarter was less than $0.1 million as compared to amortization expense for intangible assets of approximately $0.2 million for the Prior Year Quarter.  Amortization expense for intangible assets for the Current Six Months was approximately $0.2 million as compared to amortization expense for intangible assets of $0.4 million for the Prior Year Six Months.

5. Joint Ventures and Investments

Joint Ventures

As of June 30, 2018, the following joint ventures are consolidated with the Company:

Entity Name	Date of Original Formation / Investment	Iconix's Ownership % as of June 30, 2018	Joint Venture Partner	Put / Call Options, as applicable(2)
Starter China Limited(4)	March 2018	100%	Photosynthesis Holdings Co. Ltd.	—
Danskin China Limited	October 2016	100%	Li-Ning (China) Sports Goods Co. Ltd.	—
Umbro China Limited	July 2016	95%	Hong Kong MH Umbro International Co. Ltd.	Call Options
US Pony Holdings, LLC	February 2015	75%	Anthony L&S Athletics, LLC	—
Iconix MENA Ltd.(1)	December 2014	55%	Global Brands Group Asia Limited	Put / Call Options
Iconix Israel, LLC(1)	November 2013	50%	MGS	—
Iconix Europe LLC(1)	December 2009	51%	Global Brands Group Asia Limited	Put / Call Options
Hydraulic IP Holdings LLC(1)	December 2014	100%(3)	Top On International	—
Diamond Icon(1)	March 2013	51%	Albion Agencies Ltd.
Buffalo brand joint venture(1)	February 2013	51%	Buffalo International	—
Icon Modern Amusement, LLC(1)	December 2012	51%	Dirty Bird Productions	—
Hardy Way, LLC	May 2009	85%	Donald Edward Hardy	—

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
(3)

In April 2018, pursuant to a letter agreement entered into simultaneously with the Company’s acquisition of a 51% equity interest in Hydraulic, the Company acquired the remaining 49% ownership interest from its joint venture partner for no cash consideration as a result of an affiliate of the joint venture partner not making its minimum guaranteed royalty payment obligations to the Company in accordance with the respective license agreement.  This transaction resulted in the Company effectively increasing its ownership interest in Hydraulic to 100%.  The Company will retain 100% ownership interest in Hydraulic unless the affiliate of such joint venture partner satisfies its outstanding payment obligations by making all payments of the minimum guaranteed royalties to the Company under the terminated license agreement.

(4)

In March 2018, the Company entered into an agreement with Photosynthesis Holdings, Co. Ltd. (“PHL”) to sell up to no less than a 50% interest and up to a total of 60% interest in its wholly-owned indirect subsidiary, Starter China Limited, a newly registered Hong Kong subsidiary of Iconix China (“Starter China”), and which will hold the Starter trademarks and related assets in respect of the Greater China territory.  PHL’s purchase of the initial 50% equity interest in Starter China is expected to occur over a three-year period commencing on January 15, 2020 for cash consideration of $20.0 million.  The additional 10% equity interest (for a total equity interest of 60% interest) purchase right of PHL is expected to occur over a three-year period commencing January 16, 2022 for cash consideration equal to the greater of $2.7 million or 2.5% times the royalty received under the respective license agreement in the previous twelve months based on other terms and conditions specified in the share purchase agreement.

As part of the formation of certain joint ventures, the Company entered into arrangements whereby the joint venture partner paid for its investment in the joint venture entity through payment of a portion of the purchase price in cash at closing and the remainder due over a pre-determined period of time.

As of June 30, 2018, the following amounts due from such joint venture partners remain recorded on the Company’s consolidated balance sheet:

Entity	Joint Venture Partner	Amount	Recorded in
Iconix India joint venture	Reliance Brands Ltd.	$1,000	Other Assets - Current

Investments

Equity Method Investments

Entity Name	Date of Original Formation / Investment	Partner	Put / Call Options, as applicable(3)
Iconix Australia, LLC(1)(4)	September 2013	Pac Brands USA, Inc.	Put / Call Options
Iconix India joint venture(1)	June 2012	Reliance Brands Ltd.	—
Iconix SE Asia, Ltd.(5)	October 2013	Global Brands Group Asia Limited	Put / Call Options
MG Icon(1)	March 2010	Purim LLC	—
Galore Media, Inc.(1)(2)	April 2016	Various minority interest holders	—

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
(4)

In July 2018, the Company entered into the Third Amended and Restated Shareholders Agreement for Iconix Australia in which the Company purchased an additional 5% ownership interest in Iconix Australia from Brand Collection (USA), Inc. (“BrandCo”) for $0.7 million in cash.  Refer to Note 22 for further information.

(5)

In the Prior Year Quarter, the Company received the final purchase price installment payment due from its joint venture partner, in respect of such partner’s interest in the joint venture, which resulted in the Company no longer having a de facto agency relationship with the Iconix SE Asia, Ltd. joint venture partner.  In accordance with ASC 810, the receipt of the final purchase price installment payment was considered a reconsideration event and although the joint venture remains a VIE, the Company is no longer the primary beneficiary.  As a result, the Company deconsolidated the entity from its condensed consolidated balance sheet as of June 30, 2017 and recognized a pre-tax gain on deconsolidation of $3.8 million in its condensed consolidated statement of operations for the Prior Year Six Months.  Subsequent to the deconsolidation of the joint venture, Iconix SE Asia, Ltd. is being accounted as an equity-method investment with earnings from the investment being recorded in equity earnings from joint ventures in the Company’s condensed consolidated statement of operations.

Additionally, through its ownership of Iconix China Holdings Limited, the Company has equity interests in the following private companies which are accounted for as equity method investments:

Brands Placed	Partner	Ownership by Iconix China	Value of Investment As of June 30, 2018
Candie’s	Candies Shanghai Fashion Co. Ltd.	20%	$10,343
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	2,270
Material Girl	Ningo Material Girl Fashion Co. Ltd.	20%	2,129
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	10,568
			$25,310

Other Equity Investments

Entity Name	Date of Original Formation / Investment
China Outfitters Holdings Ltd.(3)	September 2008
Marcy Media Holdings, LLC(1)	July 2013
Complex Media(1)(2)	September 2013
iBrands International, LLC(1)	April 2014

(1)

Historically, given that the Company does not have significant influence over the entity, its investment has been recorded under the cost method of accounting.  During the three months ended March 31, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. As a result of the adoption of the standard, given that these investments do not have readily determinable fair values and the Company does not have significant influence over the entity, the Company assesses these investments for potential impairment on a quarterly basis.  As of June 30, 2018, there were no indicators of impairment for these investments.

(2)

In July 2016, the Company received $35.3 million in connection with the sale of its interest in Complex Media.  An additional $3.7 million was held in escrow to satisfy specified indemnification claims, with a portion of such escrow released twelve months following the closing of the transaction and the remainder released eighteen months following the closing of the transaction, subject to any such claims, at which time, the Company recorded the gain within its consolidated statement of operations.  The Company recognized a gain of $10.2 million as a result of this transaction which has been recorded in Other Income on the Company’s consolidated statement of operations during the third quarter of the year ended December 31, 2016.  In July 2017, the Company received $2.7 million in cash of the total $3.7 million being held in escrow.  As a result, the Company has recognized a gain of $2.7 million recorded within Other Income on the Company’s condensed consolidated statement of operations in FY 2017.   In January 2018, the Company received the remaining $1.0 million in cash being held in escrow.  As a result, the Company has recognized a gain of $1.0 million recorded within Other Income on the Company’s condensed consolidated statement of operations in the Current Six Months.

(3)

As part of the 2015 purchase of our joint venture partners’ interest in Iconix China, the Company acquired available-for-sale securities in China Outfitters Holdings Ltd.  The Company historically recorded the change in fair value through accumulated other comprehensive income on the Company’s condensed consolidated balance sheet.  In the three months ended March 31, 2018, the Company adopted ASU 2016-01 and accordingly, adjustments to the fair value of this entity will be recorded through other income on the Company’s condensed consolidated statement of operations prospectively.  As of January 1, 2018, the Company reclassified the $3.2 million cumulative loss in fair value of these available-for-sale securities which were historically recorded in accumulated other comprehensive loss to accumulated losses in accordance with ASU 2016-01.  As of June 30, 2018, the fair value of this investment was approximately $1.2 million.

6. Gains on Sale of Trademarks, Net

The following table details transactions comprising gains on sale of trademarks, net in the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest in Sharper Image trademark in Iconix Southeast Asia(1)	$—	$—	$236	$—
Interest in Sharper Image trademark in Iconix Europe(1)	—	—	352	—
Interest in Sharper Image trademark in Iconix MENA(1)	—	—	250	—
Interest in Sharper Image trademark in Iconix Australia(1)	125	—	125	—
Interest in Badgley Mischka trademark in Iconix Southeast Asia(2)	—	—	478	—
Interest in Badgley Mischka trademark in Iconix Europe(2)	—	—	(244)	—
Interest in Badgley Mischka trademark in Iconix MENA(2)	—	—	71	—
Net gains on sale of trademarks	$125	$—	$1,268	$—

(1)

In December 2016, the Company sold its rights to the Sharper Image intellectual property and related assets to 360 Holdings, Inc. The Sharper Image intellectual property and related assets within other foreign territories, which was owned by certain of the Company’s joint venture entities, required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  As a result, in the Current Six Months, the Company recognized an additional combined gain of approximately $1.0 million upon final execution of the agreement for the sale of the Sharper Image intellectual property and related assets which were previously owned by the Iconix Southeast Asia, Iconix Europe, Iconix MENA and Iconix Australia joint ventures.

(2)

In February 2016, the Company sold its rights to the Badgley Mischka intellectual property and related assets to Titan Industries, Inc. in partnership with the founders, Mark Badgley and James Mischka, and the apparel license MJCLK LLC.  The Badgley Mischka intellectual property and related assets within other foreign territories, which was owned by certain of the Company’s joint venture entities, required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  As a result, in the Current Six Months, the Company recognized an additional combined net gain of approximately $0.3 million upon final execution of the agreement for the sale of the Badgley Mischka intellectual property and related assets which were previously owned by the Iconix Southeast Asia, Iconix Europe and Iconix MENA joint ventures.

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

Hedge Instruments

From time to time, the Company may purchase hedge instruments to mitigate income statement risk and cash flow risk of revenue and receivables. As of June 30, 2018, the Company had no hedge instruments.

Financial Instruments

As of June 30, 2018 and December 31, 2017, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our other equity investments is not readily determinable and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these other equity investments as of June 30, 2018 or December 31, 2017. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion(1)	$717,586	$730,188	$800,842	$747,818

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

Additionally, the fair value of the other equity investments acquired as part of the 2015 purchase of our joint venture partners’ interest in Iconix China was approximately $1.2 million as of June 30, 2018.  Due to the adoption of ASU 2016-01, changes in fair value of this other equity investment will be prospectively recorded in the Company’s condensed consolidated statement of operations in future periods.

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other” (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks.  The Company recorded impairment charges on the Mossimo indefinite-lived trademark and women’s segment goodwill during the Current Quarter.  There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during the Prior Year Six Months.

8. Fair Value Option

During the Current Six Months, the Company elected to account for its 5.75% Convertible Notes under the fair value option.  The fair value carrying amount and the contractual principal outstanding balance of the 5.75% Convertible Notes accounted for under the fair value option as of June 30, 2018 is $73.1 million and $111.0 million, respectively.  The change of $32.1 million and $56.5 million in the fair value of the 5.75% Convertible Notes accounted for under the fair value option are included in the Company’s condensed consolidated statement of operations for the Current Quarter and Current Six Months, respectively, within Other Income.

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

9. Debt Arrangements

The Company’s debt obligations consist of the following:

	June 30, 2018	December 31, 2017
Senior Secured Notes	$386,827	$408,174
1.50% Convertible Notes	—	233,898
Variable Funding Note, net of original issue discount	93,254	91,363
Senior Secured Term Loan, net of original issue discount	170,661	74,813
5.75% Convertible Notes(1)	73,128	—
Unamortized debt issuance costs	(6,284)	(7,406)
Total debt	717,586	800,842
Less current maturities	46,549	44,349
Total long-term debt	$671,037	$756,493

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

The Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Securitization Notes.” The Securitization Notes were issued in securitization transactions pursuant to which the Securitized Assets, were transferred to and are currently held by the Co-Issuers. The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiaries that own the Ecko Unltd trademarks, the Mark Ecko trademarks, the Artful Dodger trademarks, the Umbro trademarks, and the Lee Cooper trademarks, (y) the Iconix subsidiaries that own Iconix’s other brands outside of the United States and Canada or (z) the joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Modern Amusement trademarks, the Buffalo trademarks, the Pony trademarks, and the Hydraulic trademarks.

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

At the issuance of the Securitization Notes, the Company was required to make principal payments of interest on a quarterly basis while the Securitization Notes are outstanding. To the extent funds were available, principal payments in the amount of $10.5 million and $4.8 million were required to be made on the 2012 Senior Secured Notes and 2013 Senior Secured Notes, respectively, on a quarterly basis.  The amount of quarterly principal payments changed in subsequent periods due to the prepayments made on the Securitization Notes. See below for further discussion.

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

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of June 30, 2018, the Company is in compliance with all covenants under the Securitization Notes.

The Company’s Securitization Notes include a test that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to the approximate cash flow available to pay such principal and interest; the test is referred to as the debt service coverage ratio (“DSCR”).  As a result in the decline in royalty collections received by the Co-Issuers during the twelve months ended June 30, 2018, the DSCR fell below 1.45x as of June 30, 2018.  Beginning July 1, 2018, the Co-Issuers are required to allocate 25% of residual royalty collections (i.e. collections less debt service, management, servicing, administrative and other fees) to a restricted reserve account administered by the securitization program’s trustee, which will result in cash remaining inside the securitization program.  The cash required to be maintained inside the securitization program may be released if the DSCR is at least 1.45x for two consecutive quarters.

The Securitization Notes are also subject to customary rapid amortization events provided for in the Securitization Notes Indenture, including events tied to (i) the failure to maintain a stated DSCR, (ii) certain manager termination events, (iii) the occurrence of an event of default and (iv) the failure to repay or refinance the Securitization Notes on the anticipated repayment date. If a rapid amortization event were to occur, Icon DE Intermediate Holdings LLC and Icon Brand Holdings LLC would be restricted from declaring or paying distributions on any of its limited liability company interests.

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

As of June 30, 2018 and December 31, 2017, the total outstanding principal balance of the Securitization Notes was $486.8 million and $508.2 million, respectively, of which $42.7 million is included in the current portion of long-term debt on the consolidated balance sheet for both periods. As of June 30, 2018 and December 31, 2017, $23.3 million and $29.9 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For the Current Quarter and the Prior Year Quarter, cash interest expense relating to the Securitization Notes was approximately $5.6 million and $7.5 million, respectively.  For the Current Six Months and the Prior Year Six Months, cash interest expense relating to the Senior Secured Note was approximately $11.2 million and $15.1 million, respectively.

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

In connection with the Second Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the Senior Secured Term Loan (“Flex”) and ticking fees on the unfunded portion of the loan. The Second Amendment allows, among other things, for cash payments on account of the Flex and ticking fees to be paid from the proceeds of the First Delayed Draw Term Loan, which was previously fully funded in accordance with the terms of the Senior Secured Term Loan. After giving effect to the additional Flex provided in the Second Amendment, the Company estimates that it could be responsible for payments on account of Flex in an aggregate total amount of up to $12.0 million.  As of June 30, 2018, the Company has paid a total of approximately $5.0 million in Flex which is being amortized over the remaining life of the debt facility utilizing the effective interest rate method with the amortization expense being recorded in interest expense on the Company’s condensed consolidated statement of operations.

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

As of June 30, 2018 and December 31, 2017, the outstanding principal balance of the Senior Secured Term Loan is $170.7 million (which is net of $20.7 million of original issue discount) and $74.8 million (which is net of $8.0 million of original issue discount) of which $3.9 million and $1.7 million is recorded in current portion of long term debt on the Company’s consolidated balance sheet, respectively.

The Company recorded cash interest expense of approximately $4.6 million relating to the Senior Secured Term Loan during the Current Quarter as compared to none for the Prior Year Quarter.   The Company recorded cash interest expense (including a commitment fee) of approximately $8.0 million relating to the Senior Secured Term Loan during the Current Six Months as compared to none for the Prior Year Six Months, respectively.

The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $1.2 million relating to the Senior Secured Term Loan, included in interest expense on the unaudited condensed consolidated statement of operations, during the Current Quarter as compared to none for the Prior Year Quarter.  The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $1.8 million relating to the Senior Secured Term Loan, included in interest expense on the unaudited condensed consolidated statement of operations, during the Current Six Months as compared to none for the Prior Year Six Months.

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

The Company is subject to certain restrictive covenants pursuant to the 5.75% Convertible Note Indenture, including limitations on (i) liens, (ii) indebtedness, (iii) asset sales, (iv) restricted payments and investments, (v) prepayments of indebtedness and (vi) transactions with affiliates.

On various dates subsequent to the Exchange on February 22, 2018 and through March 16, 2018, certain noteholders converted an aggregate outstanding principal balance of $8.8 million of their 5.75% Convertible Notes in to approximately 4.5 million shares of the Company’s common stock.  Pursuant to the note agreement, the Company was required to make a conversion make-whole payment which was also settled in the issuance of approximately 1.9 million shares of the Company’s common stock.  As a result of this transaction, the conversion of the outstanding principal balance of $8.8 million of its 5.75% Convertible Notes represented a reduction of $9.6 million in the fair value of the 5.75% Convertible Notes and $0.8 million was recorded for the difference in the fair value of the debt and the fair value of the common stock issued has been recorded within Other Income in the Company’s condensed consolidated statement of operations for the first quarter of 2018.

Additionally, in April 2018 and June 2018, certain noteholders converted an aggregate outstanding principal balance of $5.2 million of their 5.75% Convertible Notes in to approximately 2.7 million shares of the Company’s common stock.  Pursuant to the note agreement, the Company was required to make a conversion make-whole payment which was also settled in the issuance of approximately 2.0 million shares of the Company’s common stock.  As a result of this transaction, the conversion of the outstanding principal balance of $5.2 million of its 5.75% Convertible Notes represented a reduction of $4.2 million in the fair value of the 5.75% Convertible Notes and $0.2 million was recorded for the difference in the fair value of the debt and the fair value of the common stock issued has been recorded within Other Income in the Company’s condensed consolidated statement of operations for the Current Quarter.

The Company has elected to account for the 5.75% Convertible Notes based on the Fair Value Option accounting as outlined in ASC 825.  Refer to Note 8 for further details.  As of June 30, 2018, while the debt balance recorded at fair value on the Company’s condensed consolidated balance sheet is $73.1 million, the actual outstanding principal balance of the 5.75% Convertible Notes is $111.0 million.

The Company recorded interest expense of approximately $1.6 million relating to the 5.75% Convertible Notes during the Current Quarter as compared to none for the Prior Year Quarter.  The Company recorded interest expense of approximately $2.3 million relating to the 5.75% Convertible Notes during the Current Six Months as compared to none for the Prior Year Six Months.  The Company has elected to pay accrued interest in shares for the first interest payment date of August 15, 2018.

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

For the Current Quarter, the Company recorded no non-cash interest expense (given the extinguishment of the debt as is discussed above) as compared to $3.5 million for the Prior Year Quarter, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.  For the Current Six Months and the Prior Year Six Months, the Company recorded additional non-cash interest expense of approximately $2.4 million and $6.7 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Quarter, the Company recorded no cash interest expense relating to the 1.50% Convertible Notes (given the extinguishment of the debt as is discussed above) as compared to approximately $1.1 million in the Prior Year Quarter.  For the Current Six Months and the Prior Year Six Months, the Company recorded cash interest expense relating to the 1.50% Convertible Notes of approximately $0.7 million and $2.2 million, respectively.

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

In December 2016, as a result of the sale of the Sharper Image intellectual property and related assets and in accordance with the Credit Agreement, the Company was required to make a mandatory principal prepayment of $28.7 million and a corresponding prepayment premium of $4.3 million.  The Company wrote off a pro-rata portion of the 2016 Senior Secured Term Loan’s original issue discount and deferred financing costs of $2.1 million and $1.0 million, respectively.  As a result of this transaction, the Company recognized a loss on extinguishment of debt of $7.4 million which has been recorded on the Company’s consolidated statement of operations in FY 2016.

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

Given the principal balance of the loan was reduced to zero as of June 30, 2017, the Company recorded no cash interest during the Current Quarter as compared to $6.1 million in the Prior Year Quarter and recorded no interest during the Current Six Months as compared to $12.4 million in the Prior Year Six Months.

Debt Maturities

As of June 30, 2018, the Company’s debt maturities on a calendar year basis are as follows:

	Total	July 1 through December 31, 2018	2019	2020	2021	2022	Thereafter
Senior Secured Notes	$386,827	$21,347	$42,693	$42,693	$42,693	$42,693	$194,708
Variable Funding Notes(1)	$93,254	—	—	93,254	—	—	—
Senior Secured Term Loan(2)	$170,661	1,928	11,570	19,284	19,284	118,595	—
5.75% Convertible Notes(3)	$73,128	—	—	—	—	—	73,128
Total	$723,870	$23,275	$54,263	$155,231	$61,977	$161,288	$267,836

(1)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the unaudited condensed consolidated balance sheet as of June 30, 2018.  The actual principal outstanding balance of the Variable Funding Notes is $100.0 million as of June 30, 2018.

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the unaudited condensed consolidated balance sheet as of June 30, 2018.  The actual principal outstanding balance of the Senior Secured Term Loan is $191.3 million as of June 30, 2018.

(3)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the unaudited condensed consolidated balance sheet as of June 30, 2018.  The actual principal outstanding balance of the 5.75% Convertible Notes is $111.0 million as of June 30, 2018.

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

Shares Reserved for Issuance

As of June 30, 2018, there were approximately 3.2 million common shares available for issuance under the 2016 Plan.  On May 7, 2018, the Company filed a Form S-8 to register the 1.9 million shares available for issuance under the 2016 Plan that were approved at the 2017 Annual Meeting of Stockholders.

Amendment of Certification of Incorporation

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

There was no compensation expense related to stock option grants or warrant grants during the Current Six Months or Prior Year Six Months as all prior awards have been fully expensed.  Additionally, no stock options or warrants were granted during the Current Six Months or Prior Year Six Months.

Summaries of the Company’s stock options, warrants and performance related options activity, and related information for the Current Six Months are as follows:

Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	20,000	$12.29
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at June 30, 2018	20,000	$12.29
Exercisable at June 30, 2018	20,000	$12.29

Warrants	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2018	20,000	$6.64
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at June 30, 2018	20,000	$6.64
Exercisable at June 30, 2018	20,000	$6.64

The weighted average contractual term (in years) of options outstanding and exercisable and warrants outstanding and exercisable as of June 30, 2018 was 1.01 and 0.26, respectively.

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

The following table summarize information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2018	1,308,084	$25.29
Granted	50,000	0.75
Vested	(561,247)	7.17
Forfeited/Canceled	108,683	7.51
Non-vested, June 30, 2018	905,520	$33.04

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

Compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was approximately $0.5 million (including approximately $0.2 million related to retention stock discussed below and benefit related to performance based awards (long-term incentive compensation discussed below) of approximately $0.9 million) and $3.1 million (including approximately $0.1 million related to retention stock discussed below and expense related to performance based awards (long-term incentive compensation discussed below) of approximately $1.9 million), respectively.

Compensation expense related to restricted stock grants for the Current Six Months and Prior Year Six Months was approximately $1.5 million (including approximately $0.5 million related to retention stock discussed below and benefit related to performance based awards (long-term incentive compensation discussed below) of approximately $0.6 million) and $4.8 million (including approximately $0.5 million related to retention stock discussed below and expense related to performance based awards (long-term incentive compensation discussed below) of approximately $2.0 million), respectively.

An additional amount of $2.8 million of expense (including $0.4 million related to retention stock discussed below and expense related to performance based awards (long-term incentive compensation discussed below) of approximately $1.4 million) of compensation expense is expected to be expensed evenly over a period of approximately two years.

For both the Current Quarter and Prior Year Quarter, the Company repurchased shares valued at less than $0.1 million of its common stock in connection with net share settlement of restricted stock grants and option exercises.  For the Current Six Months and the Prior Year Six Months, the Company repurchased shares valued at approximately $0.1 million and approximately $1.1 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.

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

Mr. Haugh, the Company’s former Chief Executive Officer, was issued an Employment Inducement Award pursuant to his employment agreement.  The terms of the Employment Inducement Award are similar to the retention stock awards provided to all other employees as described above.  The grant date fair value of Mr. Haugh’s award issued on February 23, 2016 was $5.75 and was based on the following range of assumptions for the Company and the peer group:

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

As of June 15, 2018, Mr. Haugh, the Company’s former Chief Executive Officer and President, was no longer an employee of the Company or member of the Company’s board of directors.  As of Mr. Haugh’s termination date, given that the retention stock awards were not earning out, the vesting of shares associated with Mr. Haugh’s awards resulted in zero shares issuable.

Long-Term Incentive Compensation

On March 31, 2016, the Company approved a new plan for long-term incentive compensation (the “2016 LTIP”) for key employees and granted equity awards under the 2016 LTIP in the aggregate amount of 707,028 shares at a weighted average share price of $7.31 with a then current value of approximately $5.2 million. For each grantee other than Mr. Haugh, the Company’s former Chief Executive Officer, 33% of the award was in the form of restricted stock units (“RSUs”) and 67% of the award was in the form of target level performance stock units (“PSUs”).  Mr. Haugh’s award under the 2016 LTIP consisted of 25% RSUs and 75% PSUs. The RSUs for each grantee vest in three equal installments annually over a three-year period. Other than for Mr. Haugh, the PSUs cliff vest over three years based on the achievement of an aggregate adjusted operating income performance target established by the Compensation Committee.  Subject to his continued employment, one-third of Mr. Haugh’s PSUs were to be converted to time-based awards on December 31, 2016, December 31, 2017 and December 31, 2018, based on the achievement of aggregate adjusted operating income performance targets established by the Compensation Committee, and such time-based awards shall vest and be settled on December 31, 2018.  As noted above, as of Mr. Haugh’s termination date, approximately 0.2 million shares of this award vested, but will be issued on December 31, 2018 and the Company accelerated approximately $0.3 million of stock compensation expense for these awards.  Additionally, given Mr. Haugh’s termination date, the one-third awards that would have converted to time-based awards on December 31, 2018 were forfeited and the Company reversed approximately $0.6 million of stock compensation expense for this tranche.  For both the Current Six Months and Prior Year Six Months, less than 0.1 million shares were forfeited in respect of the 2016 LTIP.  The weighted average remaining contractual term (in years) of the PSUs is less than one year.

On March 7, 2017, the Company approved a new plan for long-term incentive compensation (the “2017 LTIP”) for certain employees and granted equity awards under the 2017 LTIP in the aggregate amount of 871,011 shares at a weighted average share price of $7.52 with a then current value of $6.6 million.  For each grantee, 33% of the award was in the form of RSUs and 67% of the award was in the form of target level PSUs.  The material terms of the PSUs and RSUs are substantially similar to those set forth in the 2016 LTIP.  Specifically, the RSUs vest one third annually on each of March 30, 2018, March 30, 2019 and March 30, 2020.  The PSUs vest based on performance metrics approved by the Compensation Committee, which, for the performance period commencing January 1, 2017 and ending on December 31, 2019, are based on the Company’s achievement of an aggregate adjusted operating income performance target as set forth in the applicable award agreements, and continued employment through December 31, 2019.  For the Current Six Months, approximately 0.1 million shares as compared to less than 0.1 million for the Prior Year Six Months were forfeited in respect of the 2017 LTIP.  The weighted average remaining contractual term (in years) of the PSUs is two years.

On March 15, 2018, the Company approved a new plan for long-term incentive compensation (the “2018 LTIP”) for certain employees which consisted of (i) equity awards in the aggregate amount of 2,241,828 shares at a weighted average share price of $1.38 with a then current value of $3.1 million and (ii) cash awards in the aggregate amount of approximately $3.1 million.  For each grantee, 50% of the award was in the form of PSUs and 50% of such award was in the form of cash (the “Cash Grant”).  The Cash Grants comprising the 2018 LTIP vest in 48 equal semi-monthly installments on the 15th and last days of each month, beginning March 31, 2018 and ending March 15, 2020, subject in each case to continued employment through the applicable vesting date.  Each installment is paid within 15 days of the applicable vesting date.  Upon the end of an employee’s employment with the Company, any remaining unpaid portion of the Cash Grant is forfeited.  The PSUs vest based on performance metrics approved by the Compensation Committee over three separate performance periods, commencing on January 1 of each of 2018, 2019 and 2020 and ending on December 31 of each of 2018, 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted operating income performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date.  For the Current Quarter, there were approximately 0.9 million shares forfeited in respect of the 2018 LTIP.  The weighted average remaining contractual term (in years) of the PSUs is three years.

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, all or approximately 0.2 million shares were anti-dilutive, as compared to approximately 0.4 million shares that were anti-dilutive for the Prior Year Quarter.

For the Current Quarter, all of the shares (approximately 0.3 million) of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive as compared to approximately 0.6 million of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive in the Prior Year Quarter.

For both the Prior Year Quarter and Prior Year Six Months, warrants issued in connection with the Company’s 1.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation. Note there were no warrants associated with the Company’s 1.50% Convertible Notes for the Current Quarter or the Current Six Months as the outstanding principal balance was repaid on March 15, 2018 (the maturity date).

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Basic	65,976	57,082	62,566	57,026
Effect of exercise of stock options	—	1	—	3
Effect of assumed vesting of restricted stock	—	485	—	539
Diluted	65,976	57,568	62,566	57,568

As a result of the Company being in a net loss position during the Current Quarter and Current Six Months, dilution from the exercise of vesting of restricted stock has been excluded in the diluted earnings per share calculation.

In accordance with ASC 480, the Company considers its redeemable non-controlling interest in its computation of earnings per share.  For the Current Quarter and Prior Year Quarter, adjustments to the Company’s redeemable non-controlling interest had an impact on the Company’s earnings per share calculation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss from continuing operations attributable to Iconix Brand Group, Inc.	$(79,429)	$(13,852)	$(51,670)	$(9,136)
Accretion of redeemable non-controlling interest	(3,391)	(978)	(4,993)	(2,013)
Net loss attributable to Iconix Brand Group, Inc. after accretion of redeemable non- controlling interest	(82,820)	(14,830)	(56,663)	(11,149)

Net income from discontinued operations attributable to Iconix Brand Group, Inc.	—	57,493	—	48,498

Net income (loss) attributable to Iconix Brand Group, Inc.	$(82,820)	$42,663	$(56,663)	$37,349

Earnings (loss) per share - basic:
Continuing operations	$(1.26)	$(0.26)	$(0.91)	$(0.20)
Discontinued operations	$—	$1.01	$—	$0.85
Earnings (loss) per share - basic	$(1.26)	$0.75	$(0.91)	$0.65

Earnings (loss) per share - diluted:
Continuing operations	$(1.26)	$(0.26)	$(0.91)	$(0.19)
Discontinued operations	$—	$1.00	$—	$0.84
Earnings (loss) per share - diluted	$(1.26)	$0.74	$(0.91)	$0.65
Weighted average number of common shares outstanding:
Basic	65,976	57,082	62,566	57,026
Diluted	65,976	57,568	62,566	57,568

12. Contingencies

In July 2013, Signature Apparel Group LLC, referred to as Signature, filed an amended complaint in an adversary proceeding captioned Signature Apparel Group LLC v. ROC Fashions, LLC, et al., Adv. Pro. No. 11-02800-REG in the United States Bankruptcy Court for the Southern District of New York that, among others, named as defendants the Company and Studio IP Holdings, LLC, referred to as Studio IP (the Company and Studio IP are collectively referred to as Iconix).  The causes of action in the amended complaint relate to a series of events from September 2009 with respect to which Signature sought at least $8.8 million in damages from Iconix.  In August 2017, the Bankruptcy Court rendered a decision in this matter.  In that decision, the Court found that one of Signature’s principals must disgorge $2.05 million of the consulting fees that he received in breach of his fiduciary duties to Signature and that Iconix was jointly and severally liable for this amount, plus interest as applicable.  The Court also found Iconix liable on the causes of action asserted against it in the amended complaint, including negligent misrepresentation, aiding and abetting breach of fiduciary duty, breach of contract (Studio IP only), fraud, and tortious interference with contract (the Company only).  The Court ordered supplemental post-trial briefing related solely to the calculation of additional damages, if any, to be awarded to Signature.  Before the Court entered a final award of damages, Signature and Iconix agreed to mediate the issue of damages.  Following the mediation, on July 3, 2018, Signature and Iconix entered into a definitive settlement agreement resolving all claims asserted against Iconix in the action.  The parties have submitted the settlement agreement to the Court for approval.

On May 1, 2017, 3TAC, LLC, referred to as 3TAC, a former licensee of the Company, and West Loop South, LLC, referred to as West Loop (3TAC and West Loop collectively referred to as Plaintiffs), filed a second amended complaint against the Company, its affiliate, IP Holdings Unltd., LLC, referred to as IPHU, and the Company’s former CEO, Neil Cole (the Company, IPHU, and Cole are collectively referred to as the Iconix Parties), in the action captioned 3TAC, LLC and West Loop South, LLC v. Iconix Brand Group, Inc., and Neil Cole, Case No. 16-cv-08795-KBF-RWL in the United States District Court for the Southern District of New York.  Plaintiffs asserted claims for breach of contract, tortious interference with contract and business relations, unjust enrichment, trade libel, unfair competition and prima facie tort relating to the Iconix Parties’ alleged breach of a Global License Agreement, as amended, between 3TAC and IPHU concerning intellectual property rights in and to the Marc Ecko brands, the Iconix Parties’ alleged interference with 3TAC’s performance thereunder, and the Iconix Parties’ alleged interference with a related sublicense between 3TAC and West Loop.  On October 27, 2017, Judge Katherine B. Forrest granted the Iconix Parties’ motion to dismiss Plaintiffs’ unjust enrichment, trade libel, unfair competition and prima facie tort claims.  Plaintiffs seek damages of at least $22 million for their remaining claims as well as punitive damages, attorneys’ fees and costs.  The Iconix Parties are vigorously defending against the remaining claims.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

On November 1, 2017, Seth Gerszberg and EGRHC, LLC, collectively referred to as Plaintiffs, (EGRHC, LLC suing in its capacity as a successor-in-interest to Suchman, LLC, referred to as Suchman, a company wholly-owned by Gerszberg that entered into a joint venture with the Company pursuant to which they formed IP Holdings Unltd., LLC, referred to as IPHU), filed an action captioned Gerszberg and EGRHC, LLC v. Iconix Brand Group, Inc., IP Holdings Unltd, LLC and Neil Cole, Case No. 17-cv-08421-KBF-RWL in the United States District Court for the Southern District of New York.  Plaintiffs asserted claims against the Company, IPHU, and Neil Cole (collectively referred to as the Iconix Parties) for breach of IPHU’s Operating Agreement and related breaches of fiduciary duties, breach of an agreement pursuant to which the Company bought out Suchman’s interest in IPHU and fraudulent inducement and unjust enrichment regarding that buyout agreement; and also asserted claims for fraudulent inducement regarding the fourth amendment of the Global License Agreement between 3TAC, LLC and IPHU concerning the intellectual property rights in and to the Marc Ecko brands.  On May 7, 2018, Judge Katherine B. Forrest dismissed the breach of fiduciary duty, breach of the IPHU Operating Agreement, and unjust enrichment claims, based largely upon a release provision in the buyout agreement.  Further, the court narrowed the remaining claims in the following manner: limiting the fraudulent inducement claim as to the fourth amendment to the Global License Agreement (ruling that the fraudulent inducement claim as to the buyout agreement was released), and limiting the breach of the buyout agreement claim to the government investigation representation.  The Iconix Parties are vigorously defending against the remaining claims asserted by Plaintiffs.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

In April 2016, New Rise Brands Holdings, LLC, referred to as New Rise, a former licensee of the Ecko Unlimited trademark, and Sichuan New Rise Import & Export Co. Ltd., referred to as Sichuan, the guarantor under New Rise's license agreement, commenced an action captioned New Rise Brands Holdings, LLC and Sichuan New Rise Import & Export Co. Ltd v. IP Holdings Unltd, LLC, et al., Index No. 652278/2016 in the New York State Supreme Court, New York County against the Company’s subsidiary, IP Holdings Unltd, LLC, referred to as IP Holdings, seeking damages of at least $15 million, plus punitive damages of $50 million, counsel fees and costs. Among other claims, New Rise and Sichuan allege improper termination of New Rise’s license agreement, fraud and misappropriation. IP Holdings is vigorously defending against the claims and has asserted counterclaims against New Rise and Sichuan. At this time, the Company is unable to estimate the ultimate outcome of this matter.

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

13. Related Party Transactions

For both the Prior Year Quarter and Prior Year Six Months, the Company paid less than $0.1 million to Galore Media, Inc. in relation to certain marketing services to promote the Company’s brands and for the rights to certain warrants of Galore Media, Inc. as compared to none during both the Current Quarter and the Current Year Six Months.  The Company owned a minority interest in Galore Media, Inc.  The Company sold its interest in Galore Media during FY 2017.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  For the Current Quarter, Current Six Months, Prior Year Quarter and Prior Year Six Months, the Company recognized the following royalty revenue amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Joint Venture Partner
Global Brands Group Asia Limited (1)	$6,138	$4,458	$11,767	$7,696
Buffalo International ULC(2)	—	—	—	690
Rise Partners, LLC / Top On International Group Limited	242	360	483	695
M.G.S. Sports Trading Limited	182	125	336	217
Pac Brands USA, Inc.	23	90	124	123
Albion Equity Partners LLC / GL Damek	633	452	1,218	918
Anthony L&S	600	—	617	—
MHMC	732	450	1,463	900
	$8,550	$5,935	$16,008	$11,239

(1)

Royalty revenue of approximately $0.7 million for the Prior Year Quarter as compared to none during the Current Quarter was included in the amounts presented in the table above, related to royalty revenue associated with Peanuts Worldwide which has been reclassified in to income from discontinued operations on the Company’s condensed consolidated statement of operations.  Royalty revenue of $1.6 million for the Prior Year Six Months as compared to none during the Current Six Months was included in the amounts presented in the table above, related to royalty revenue associated with Peanuts Worldwide which has been reclassified into income from discontinued operations on the Company’s condensed consolidated statement of operations.  Additionally, Global Brands Group Asia Limited also served as agent to Peanuts Worldwide in respect of the Greater China Territory for Peanuts brands.  As of June 30, 2017, due to the completion of the sale of the Entertainment segment, Global Brands Group Asia Limited is no longer a related party in its capacity as agent of Peanuts Worldwide.  For the Prior Year Quarter and Prior Year Six Months, Global Brands Group Asia Limited earned fees of approximately $0 million and less than $0.1 million, respectively, in its capacity as agent to Peanuts Worldwide, which have been recorded within discontinued operations in the Company’s condensed consolidated statement of operations.

(2)

Prior to FY 2017, Buffalo International ULC maintained the Buffalo license agreement.  However, starting in February 2017, Buffalo International ULC effectively assigned the Buffalo license agreement to GBG.  The license revenue from the Buffalo license agreement represents approximately $5.9 million and $4.2 million of the total license revenue for GBG shown in the table above for the Current Quarter and Prior Year Quarter, respectively.  The license revenue from the Buffalo license agreement represents approximately $11.1 million and $6.7 million of the total license revenue for GBG shown in the table above for the Current Six Months and Prior Year Six Months, respectively.

14. Income Taxes

The Company computes its expected annual effective income tax rate in accordance with ASC 740 and makes changes on a quarterly basis, as necessary, based on certain factors such as changes in forecasted annual pre-tax income; changes to actual or forecasted permanent book to tax differences; impacts from tax audits with state, federal or foreign tax authorities; impacts from tax law changes; or change in judgment as to the realizability of deferred tax assets. The Company identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discrete items is recorded in the quarter in which the discrete events occur. Due to the volatility of these factors, the Company's consolidated effective income tax rate can change significantly on a quarterly basis.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state and local, and foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes.  In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions.  During the fourth quarter of 2016, the Internal Revenue Service initiated an audit of the 2014 federal income tax return which is still ongoing.  The Company recognized no interest expense related to uncertain tax positions in both the Current Quarter and Prior Year Quarter.  The Company recognized no interest expense related to uncertain tax positions in the Current Six Months as compared to approximately $0.6 million during the Prior Year Six Months.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these items and the three consecutive years of pretax losses (resulting from impairment), management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance for all taxing jurisdictions starting as of September 30, 2017, other than for Canadian operations.  In addition, the Company continues to have deferred tax liabilities related to indefinite lived intangibles on the condensed consolidated balance sheet which cannot be considered to be a source of taxable income to offset deferred tax assets.

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

As of June 30, 2018, the Company continues to evaluate its accounting for the tax effects of the enactment of the law.  However, the Company has made a reasonable estimate and recorded in the fourth quarter of 2017 (i) a net income tax provision of $34 million resulting from the remeasurement of the Company’s net deferred income tax assets and liabilities and uncertain tax liabilities based on the new reduced U.S. corporate income tax rate, and (ii) an income tax benefit of $101 million from the remeasurement of the Company’s valuation allowance for the impact of the law on certain tax attributes.  In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on its existing accounting under GAAP and the provisions of the tax laws that were in effect prior to enactment. Once the Company finalizes its analysis, it will be able to conclude on further adjustments, if any, to be recorded to these provisional amounts.  Any such change will be reported as a component of income taxes in the period in which such adjustments are determined but in no case later than the fourth quarter of 2018.

The Company’s consolidated effective tax rate from continuing operations for the Current Quarter was 3.6% which resulted in a $2.8 million income tax benefit as compared to the consolidated effective tax rate from continuing operations for the Prior Year Quarter of 35.6% which resulted in a $5.5 million income tax benefit.  The decrease in the effective tax rate for the Current Quarter’s effective tax rate as compared to the Prior Year Quarter is primarily a result of the benefit associated with the impairment charges of trademark and goodwill of approximately $111.1 million which was significantly reduced due to a valuation allowance against the asset.  This valuation allowance charge had the effect of reducing the benefit on the loss which reduces the effective tax rate in the quarter.

The Company’s consolidated effective tax rate from continuing operations for the Current Six Months was 2.5% which resulted in a $1.2 million income tax benefit compared to the consolidated effective tax rate from continuing operations for the Prior Year Six Months of (16.3%) which resulted in a $0.4 million income tax provision on a pretax loss of $2.4 million.  The rate in the Current Six Months is higher than the Prior Year Six Months due to the benefit from the trademark and goodwill impairments being reduced by a valuation allowance against the write-off.  Also in the Prior Year Six Months, the Company expensed approximately $2.0 million as a discrete item related to a change in estimate related to certain state and local income tax audits.

During the second fiscal quarter of 2018, the Company elected to treat its Luxembourg top tier subsidiary (“Luxco”) as a disregarded entity for US tax purposes.  All the operations under LuxCo were previously treated as disregarded for US tax purposes. As of the election date, all the foreign operations under LuxCo will be treated as a branch for US tax purposes and subject to US taxation.  As such, the Company will no longer have any earnings in foreign subsidiaries that are not currently subject to taxation for US purposes.  Before the election, the Company was indefinitely reinvested in all earnings in its foreign subsidiaries.

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

Because of the change of ownership provisions, as defined under Internal Revenue Code Section 382, the use of a portion of our domestic NOL and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.  As of June 30, 2018, the Company has not determined if an ownership change, as defined under Internal Revenue Code Section 382, has occurred during the year.

15. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the Current Six Months and Prior Year Six Months:

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2017	$(48,103)	$(3,177)	$(51,280)
Changes before reclassifications	(2,780)	—	(2,780)
Cumulative adjustment for adoption of ASU 2016-01	—	3,177	3,177
Current period other comprehensive income	(2,780)	3,177	397
Balance at June 30, 2018	$(50,883)	$—	$(50,883)

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2016	$(67,735)	$(2,693)	$(70,428)
Changes before reclassifications	14,546	(670)	13,876
Current period other comprehensive income	14,546	(670)	13,876
Balance at June 30, 2017	$(53,189)	$(3,363)	$(56,552)

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

Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s condensed consolidated statement of operations as a discontinued operation for the Prior Year Quarter and Prior Year Six Months.  See Note 2 in Notes to Consolidated Financial Statements for further details.

The geographic regions consist of the United States and Other (which principally represent Latin America and Europe). Revenues attributable to each region are based on the location in which licensees are located and where they principally do business.

Reportable data for the Company’s operating segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Licensing revenue:
Women's	$16,871	$27,634	$33,469	$55,777
Men's	10,526	9,982	20,470	20,175
Home	6,961	7,824	13,473	15,161
International	15,854	16,207	31,349	29,257
	$50,212	$61,647	$98,761	$120,370
Operating income (loss):
Women's	$(95,694)	$23,349	$(81,066)	$49,630
Men's	664	(15,202)	6,538	(9,259)
Home	6,589	6,861	12,332	13,486
International	8,082	9,964	14,569	15,484
Corporate	(14,227)	(9,097)	(31,423)	(19,852)
	$(94,586)	$15,875	$(79,050)	$49,489

17. Other Assets- Current and Long-Term

Other Assets - Current

	June 30, 2018	December 31, 2017
Other assets- current consisted of the following:
Notes receivables on sale of trademarks (1)	$2,755	$3,097
Note receivable in connection with acquisition of interest in Buffalo brand	—	2,515
Due from DHX Media, Ltd.(2)	739	1,175
Contract asset - current	5,611	—
Prepaid advertising	2,428	2,453
Prepaid expenses	2,899	4,621
US federal tax receivables	29,662	29,662
Prepaid taxes	3,227	2,347
Prepaid insurance	738	1,428
Due from related parties	3,876	3,843
Other current assets	591	709
Other current assets	$52,526	$51,850

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

Other Assets – Long Term

	June 30,	December 31,
	2018	2017
Other noncurrent assets consisted of the following:
Contract asset - long term	$12,651	$—
Prepaid Interest	5,560	5,601
Deposits	704	616
Other noncurrent assets	33	51
Other noncurrent assets	$18,948	$6,268

18. Other Liabilities – Current

As of June 30, 2018 and December 31, 2017, other current liabilities of $10.6 million and $13.6 million, respectively, related to $10.6 million and $9.2 million, respectively, due to certain joint ventures that are not consolidated with the Company and $0 million and $4.4 million, respectively, owed to Buffalo International for distributions associated with the Buffalo joint venture.

19. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company located in Luxembourg, is the Euro.  However, the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and the Prior Year Quarter, the Company recorded a $0.7 million currency translation loss and a $3.4 million currency translation loss, respectively, that is included in the condensed consolidated statement of operations.  Due to fluctuations in currency in the Current Six Months and the Prior Year Six Months, the Company recorded a $0.2 million currency translation loss and a $3.8 million currency translation loss, respectively, that is included in the condensed consolidated statement of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and the Prior Year Quarter, the Company recognized as a component of its comprehensive income, a foreign currency translation loss of $5.5 million and foreign currency translation gain of $11.9 million, respectively, due to changes in foreign exchange rates during the Current Quarter and the Prior Year Quarter, respectively.  During the Current Six Months and the Prior Year Six Months, the Company recognized as a component of its comprehensive income, a foreign currency translation loss of $2.8 million and a foreign currency translation gain of $14.5 million, respectively, due to changes in foreign exchange rates during the Current Six Months and the Prior Year Six Months.

20. Accounting Pronouncements

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which such company expects to be entitled in exchange for those goods or services. The Company adopted the new standard in the first quarter of FY 2018.  Refer to Note 3 for further details.

In January 2016, FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, includes amendments on recognition, measurement, presentation, and disclosure of financial instruments.  It requires an entity to (1) measure equity investments at fair value through net income, with certain exceptions; (2) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (3) present financial assets and financial liabilities by measurement category and form of financial asset; (4) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (5) assess a valuation allowance on deferred tax assets related to unrealized losses on available-for-sale debt securities in connection with other deferred tax assets.  The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes.  The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.  The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Certain provisions of the ASU are eligible for early adoption.  The Company adopted the new standard in the first quarter of FY 2018 which resulted in the Company reclassing the cumulative loss in fair value of our available-for-sale securities of $3.2 million from accumulated other comprehensive loss to accumulated losses as of January 1, 2018 in the Company’s condensed consolidated balance sheet.  Change in the fair value of the available-for-sale securities will be recorded within the Company’s condensed consolidated statement of operations in future periods.  Additionally, the Company’s previously cost method investments are now being categorized as other equity investments and continue to be recorded on the Company’s condensed consolidated balance sheet at cost and assessed for potential impairment on a quarterly basis.  Refer to Note 5 and Note 7 for further details.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies how certain cash receipts and cash payments are presented in the statement of cash flows.  The amendment addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The Company adopted the new standard in the first quarter of FY 2018 which did not have a material impact to our financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory”, which was issued as part of the FASB’s simplification initiative and, intends to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Under this ASU, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The Company adopted the new standard in the first quarter of FY 2018 which did not have a material impact to our financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.”  The primary purpose of this ASU is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.  This ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company adopted the new standard in the first quarter of FY 2018.

In January 2017, the FASB issued ASU No. 2017-01,”Business Combinations (Topic 805) - Clarifying the Definition of a Business”, to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisition (or disposals) of assets or businesses.   The guidance is generally expected to result in fewer transactions qualifying as business combinations.  The Company adopted the new standard in the first quarter of FY 2018 which did not have a material impact to our financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718)”, which provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company adopted the new standard in the first quarter of FY 2018 which did not have a material impact to our financial statements.

21. Other Matters

During the Current Quarter and the Prior Year Quarter, the Company included in its selling, general and administrative expenses approximately $2.7 million and $2.5 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation and the class action and derivative litigations.  During the Current Six Months and the Prior Year Six Months, the Company included in its selling, general and administrative expenses approximately $5.4 million and $4.7 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation and the class action and derivative litigations.

As of June 15, 2018, Mr. Haugh, the Company’s former Chief Executive Officer and President, was no longer an employee of the Company or member of the Company’s board of directors.  Included in the charges related to professional fees discussed above is $2.1 million recorded in the Current Quarter associated with his severance and other benefits.

22. Subsequent Events

In July 2018, the Company entered into the Third Amended and Restated Shareholders Agreement (“the Amended Agreement”) for Iconix Australia in which the Company purchased an additional 5% ownership interest in Iconix Australia from Brand Collective (USA), Inc. (“BrandCo”) for $0.7 million in cash.  As a result of this transaction, the Company’s ownership interest in Iconix Australia will effectively increase to 55% and reduce BrandCo’s ownership interest in Iconix Australia to 45%.  The Amended Agreement also resulted in a change in rights, duties and obligations of the Company and BrandCo in their capacity as joint venture partners in respects of the Iconix Australia joint venture.

On July 25, 2018, the Company entered into a Cooperation Agreement with Sports Direct International plc (“Sports Direct”), which owns approximately 5.7 million shares of the Company’s common stock.  Amongst other things, the Cooperation Agreement resulted in the Company agreeing that its board of directors will nominate two individuals designated by Sports Direct and approved by the Company’s Board as directors to serve until the Company’s 2019 annual meeting of stockholders.  Sports Direct also has the right to appoint one non-voting observer to attend meetings of the Company’s board of directors and committees thereof.  Additionally, the Company also agreed to establish a non-board steering committee to undertake an operation review of the Company’s business.  In addition to being an equity investor in the Company, Sports Direct has license agreements with the Company for its Ocean Pacific/OP and Lee Cooper brands.  During the Current Quarter, the Company’s licenses with Sports Direct generated licensing revenue of $0.3 million as compared to $0.5 million in the Prior Year Quarter.  During the Current Six Months, Sports Direct generated licensing revenue of $0.6 million as compared to $0.8 million in the Prior Year Six Months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary. Iconix Brand Group is a brand management company and owner of a diversified portfolio of approximately 30 global consumer brands across women’s, men’s, home and international industry segments.  Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s unaudited condensed consolidated statement of operations as a discontinued operation for the first quarter of FY 2017.  Refer to Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for further details.  The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

As of June 30, 2018, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer  ® , Rampage  ® , Mudd  ® , London Fog  ® , Mossimo  ® , Ocean Pacific/OP  ® , Danskin /Danskin Now ® , Rocawear  ®  /Roc Nation  ® , Artful Dodger  ® , Cannon  ® , Royal Velvet  ® , Fieldcrest  ® , Charisma  ® , Starter  ® , Waverly  ® , Ecko Unltd  ®  /Mark Ecko Cut & Sew ® , Zoo York  ® , Umbro  ® and Lee Cooper  ®; and interests in Material Girl  ® , Ed Hardy  ® , Truth or Dare  ® , Modern Amusement  ® , Buffalo  ® , Hydraulic ®  and Pony ® .

The Company principally looks to monetize the Intellectual Property (herein referred to as “IP”) related to its brands throughout the world and in all relevant categories by licensing directly with leading retailers (herein referred to as “direct to retail” or “DTR”), through a consortia of wholesale licensees, through joint ventures in specific territories and via other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels. The licensees are generally responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with marketing, advertising and promotional campaigns designed to increase brand awareness. Additionally, the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

Globally, the Company has over 50 DTR licenses and more than 400 total licenses.  Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and generally without inventory, production or distribution costs or risks, and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows.  As of July 1, 2018, the Company had over $450 million of aggregate guaranteed royalty revenue over the terms of the Company’s existing contracts excluding renewals.

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

A key initiative in the Company’s global brand expansion plans has been the formation of international joint ventures. The strategy in forming international joint ventures is to partner with best-in-class, local partners to bring the Company’s brands to market more quickly and efficiently, generating greater short- and long-term value from its IP, than the Company believes is possible if it were to build-out wholly-owned operations ourselves across a multitude of regional or local offices. Since September 2008, the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel, Iconix Middle East, Umbro China, Danskin China and Starter China.

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

Therefore, the Company has disclosed these reportable segments for the periods shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Licensing revenue:
Women's	$16,871	$27,634	$33,469	$55,777
Men's	10,526	9,982	20,470	20,175
Home	6,961	7,824	13,473	15,161
International	15,854	16,207	31,349	29,257
	$50,212	$61,647	$98,761	$120,370
Operating income (loss):
Women's	$(95,694)	$23,349	$(81,066)	$49,630
Men's	664	(15,202)	6,538	(9,259)
Home	6,589	6,861	12,332	13,486
International	8,082	9,964	14,569	15,484
Corporate	(14,227)	(9,097)	(31,423)	(19,852)
	$(94,586)	$15,875	$(79,050)	$49,489

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total revenue for the Current Quarter was $50.2 million, a 19% decrease as compared to $61.6 million for the Prior Year Quarter. Total licensing revenue was negatively impacted by approximately $1.0 million due to the deconsolidation of the SE Asia joint venture. Excluding the SE Asia joint venture, licensing revenue was down 17%. The women’s segment decreased 39% from $27.6 million in the Prior Year Quarter to $16.9 million in the Current Quarter primarily due to a decrease in licensing revenue from our Mossimo, Danskin and Ocean Pacific brands as the brands transition from their historical DTR relationships. The men’s segment increased 5% from $10.0 million in the Prior Year Quarter to $10.5 million in the Current Quarter mainly due to strength in our Buffalo and Umbro brands. The home segment decreased 11% from $7.8 million in the Prior Year Quarter to $7.0 million in the Current Quarter mainly due to weakness in our Waverly brand. The international segment decreased 2% from $16.2 million in the Prior Year Quarter to $15.9 million in the Current Quarter, mainly due to the deconsolidation of the SE Asia joint venture. Excluding SE Asia, the international segment increased 4% mainly due to strength in China and Europe.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $28.6 million for the Current Quarter as compared to $26.8 million for the Prior Year Quarter, an increase of $1.8 million or 7%. SG&A from the women’s segment decreased 26% from $2.5 million in the Prior Year Quarter to $1.9 million in the Current Quarter mainly due to a $0.7 million decrease in accounts receivables reserves and write-offs. SG&A from the men’s segment decreased 5% from $4.4 million in the Prior Year Quarter to $4.2 million in the Current Quarter primarily due to a $0.5 million decrease in accounts receivables reserves and write-offs. SG&A from the home segment decreased 61% from $1.0 million in the Prior Year Quarter to $0.4 million in the Current Quarter mainly due to a $0.6 million decrease in accounts receivables reserves and write-offs. SG&A from the international segment increased 31% from $6.4 million in the Prior Year Quarter to $8.4 million in the Current Quarter mainly due to a $0.4 million increase in compensation costs. Corporate SG&A increased 11% from $12.5 million in the Prior Year Quarter to $13.8 million primarily due to $2.1 increase in professional fees.

Loss on Termination of Licenses. Loss on termination of licenses was $5.7 million for the Current Quarter, compared to $23.2 million in the Prior Year Quarter. The charge in the Current Quarter was related to a litigation settlement with a previous licensee for the Rocawear brand while the Prior Year Quarter related to the transition of a new license for the Umbro brand.

Depreciation and Amortization. Depreciation and amortization was $0.6 million for the Current Quarter, compared to $0.6 million in the Prior Year Quarter.

Equity earnings on joint ventures. Equity earnings on joint ventures was $1.1 million for the Current Quarter, compared to $1.1 million for the Prior Year Quarter. The SE Asia joint venture was $0.5 million for the Current Quarter as compared to zero in the Prior Year Quarter as a result of being deconsolidated in the Prior Year Quarter. This was offset by earnings from the MG Icon joint venture, which decreased $0.4 million.

Gain on Deconsolidation of Joint Venture.  Gain on deconsolidation of joint venture was zero for the Current Quarter, compared to $3.8 million for the Prior Year Quarter due to the deconsolidation of Southeast Asia joint venture.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was $0.1 million for the Current Quarter, compared to zero in the Prior Year Quarter. The gain in the Current Quarter was related to the completion of the sale of the Sharper Image trademarks in Australia.

Trademark & Goodwill Impairment.  Trademark & Goodwill Impairment loss for the Current Quarter was approximately $111.1 million as compared to zero in the Prior Year Quarter.  The Trademark Impairment was approximately $73.3 million related to a write-down in the Mossimo trademark as a result of the Company’s revisions to its forecasted future earnings for the Mossimo brand. The Goodwill Impairment was $37.8 million related to a write-down in our women’s segment as a result of the impairment of the Mossimo trademark.

Operating Income (loss). Total operating loss for the Current Quarter decreased to a loss $94.6 million, compared to income of approximately $15.9 million in the Prior Year Quarter. Excluding trademark and goodwill impairment, total operating income was $16.6 million for the Current Quarter or 33% of total revenue as compared to the Prior Year Quarter of 26% of total revenue. Operating loss from the women’s segment was $95.7 million in the Current Quarter compared to income of $12.3 million in the Prior Year Quarter. Excluding trademark and goodwill impairment, operating income from the women’s segment was $15.5 million. Operating income from the men’s operating segment was $0.7 million in the Current Quarter compared to a loss of $15.2 million in the Prior Year Quarter. Operating income from the home segment was $6.6 million in the Current Quarter compared to $6.9 million in the Prior Year Quarter. Operating income from the international segment was $8.1 million in the Current Quarter compared to $10.0 million in the Prior Year Quarter. Corporate operating loss was $14.2 million in the Current Quarter compared to operating loss of $9.1 million in the Prior Year Quarter.

Other Expenses (income)-Net. Other expenses (income)- net was approximately income of $16.6 million for the Current Quarter as compared to an expense of $31.3 million for the Prior Year Quarter, a decrease of $48.0 million. The decrease was primarily related to (i) a gain of $32.1 million in the Current Quarter related to the mark-to-market adjustment from the Company’s 5.75% Convertible Notes based on the Company’s accounting treatment which requires the fair value of the debt at the end of each period and (ii) a loss on the extinguishment of debt of zero in the Current Year Quarter as compared to a loss of $13.9 million in the Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 3.6% resulting in a $2.8 million income tax benefit, as compared to an effective income tax rate of 35.6% in the Prior Year Quarter which resulted in a $5.5 million income tax benefit. The decrease in the effective tax rate is primarily as a result of the benefit associated with the impairment charges of trademark and goodwill of approximately $111.1 million which was significantly reduced due to a valuation allowance against the asset.  This valuation allowance charge had the effect of reducing the benefit on the loss which reduces the effective tax rate in the Current Quarter.

Net Loss from Continuing Operations. Our net loss from continuing operations was approximately $75.1 million in the Current Quarter, compared to a net loss of approximately $9.9 million in the Prior Year Quarter, as a result of the factors discussed above.

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

Current Six Months compared to Prior Year Six Months

Licensing Revenue. Total revenue for the Current Six Months was $98.8 million, a 18% decrease as compared to $120.4 million for the Prior Year Six Months. Total licensing revenue was negatively impacted by approximately $2.0 million due to the deconsolidation of the SE Asia joint venture. Excluding the SE Asia joint venture, licensing revenue was down 17%. The women’s segment decreased 40% from $55.8 million in the Prior Year Six Months to $33.5 million in the Current Six Months primarily due to a decrease in licensing revenue from our Mossimo, Danskin and Ocean Pacific brands as the brands transition from their historical DTR relationships. The men’s segment increased 1% from $20.2 million in the Prior Year Six Months to $20.5 million in the Current Six Months mainly due to strength in our Buffalo brand somewhat offset by a decrease in our Starter brand. The home segment decreased 11% from $15.2 million in the Prior Year Six Months to $13.5 million in the Current Six Months mainly due to weakness in our Waverly brand. The international segment increased 7% from $29.3 million in the Prior Year Six Months to $31.3 million in the Current Six Months, mainly due to $2.6 million of replica jersey sales from our Diamond Icon joint venture.  The Company generally does this as an accommodation to its licensees to consolidate ordering from the manufacturers. Refer to Note 3 of Unaudited Condensed Consolidated Financial Statements for details.  Excluding this increase in licensing revenue for Diamond Icon and the impact of deconsolidating the SE Asia joint venture, Licensing Revenue from our international segment increased 5% due to strength in our business in China and India.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $62.2 million for the Current Six Months as compared to $52.2 million for the Prior Year Six Months, an increase of $10.0 million or 19%. SG&A from the women’s segment decreased 18% from $5.2 million in the Prior Year Six Months to $4.2 million in the Current Six Months mainly due to a $1.6 million decrease in accounts receivables reserves and write-offs. SG&A from the men’s segment decreased 3% from $8.5 million in the Prior Year Six Months to $8.2 million in the Current Six Months primarily due to a $1.2 million decrease in accounts receivables reserves and write-offs. SG&A from the home segment decreased 32% from $1.7 million in the Prior Year Six Months to $1.1 million in the Current Six Months mainly due to a $0.6 million decrease in accounts receivables reserves and write-offs. SG&A from the international segment increased 22% from $13.9 million in the Prior Year Six Months to $17.0 million in the Current Six Months mainly due to a $2.4 million increase in cost of goods sold due to replica jersey sales by our Diamond Icon joint venture. Refer to Note 3 of Unaudited Condensed Consolidated Financial Statements for details. Corporate SG&A increased 38% from $22.9 million in the Prior Year Six Months to $31.7 in the Current Six Months million primarily due to (i) a $1.8 million increase mostly due to separation costs related to John Haugh and (ii) a $8.3 million increase in professional fees, mostly related to costs associated with the 5.75% convertible note.

Loss on Termination of Licenses. Loss on termination of licenses was $5.7 million for the Current Six Months, compared to $23.2 million in the Prior Year Six Months. The charge in the Current Quarter was related to a litigation settlement with a previous licensee for the Rocawear brand while the Prior Year Quarter related to the transition of a new license for the Umbro brand.

Depreciation and Amortization. Depreciation and amortization was $1.3 million for the Current Six Months, compared to $1.2 million in the Prior Year Six Months. The increase was mainly due to an increase in depreciation costs.

Equity Earnings on Joint Ventures. Equity earnings on joint ventures was $1.2 million for the Current Six Months, compared to $2.0 million for the Prior Year Six Months. The decrease was mainly due to a $0.8 million decrease in income in our MG Icon joint venture.

Gain on Deconsolidation of Joint Venture.  Gain on deconsolidation of joint venture was zero for the Current Six Months, compared to $3.8 million for the Prior Year Six Months due to the deconsolidation of Southeast Asia joint venture.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was $1.3 million for the Current Six Months, compared to zero in the Prior Year Six Months. The gain in the Current Six Months was related to the completion of the sale of the Sharper Image and Badgley Mischka trademarks in certain of the Company’s international joint ventures.

Trademark & Goodwill Impairment.  Trademark & Goodwill Impairment loss for the Current Six Months was approximately $111.1 million as compared to zero in the Prior Year Six Months.  The Trademark Impairment was approximately $73.3 million related to a write-down in the Mossimo trademark. The Goodwill Impairment was $37.8 million related to a write-down in our women’s segment as a result of the impairment of the Mossimo trademark.

Operating Income (loss). Total operating loss for the Current Six Months decreased to a loss $79.1 million, compared to income of approximately $49.5 million in the Prior Year Six Months. Excluding trademark and goodwill impairment, total operating income was $32.1 million for the Current Six Months or 33% of total revenue as compared to the Prior Year Six Months of 41% of total revenue. Operating loss from the women’s segment was $81.1 million in the Current Six Months compared to income of $49.6 million in the Prior Year Six Months. Excluding trademark and goodwill impairment, operating income from the women’s segment was $30.1 million. Operating income from the men’s operating segment was $6.5 million in the Current Six Months compared to a loss of $9.3 million in the Prior Year Six Months. Operating income from the home segment was $12.3 million in the Current Six Months compared to $13.5 million in the Prior Year Six Months. Operating income from the international segment was $14.6 million in the Current Six Months compared to $15.5 million in the Prior Year Six Months. Corporate operating loss was $31.4 million in the Current Six Months compared to operating loss of $19.9 million in the Prior Year Six Months.

Other Expenses (income)-Net. Other expenses (income)- net was approximately income of $33.4 million for the Current Six Months as compared to an expense of $51.9 million for the Prior Year Six Months, a decrease of $85.2 million. The decrease was primarily related to (i) a gain of $56.5 million in the Current Six Months related to the mark-to-market adjustment from the Company’s 5.75% Convertible Notes based on the Company’s accounting treatment which requires the fair value of the debt at the end of each period and (ii) a gain on the extinguishment of debt of $4.5 million in the Current Year Six Months as compared to a loss of $19.4 million in the Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Six Months is approximately 2.5% which resulted in a $1.2 million income tax benefit, as compared to an effective income tax rate of (16.3%) in the Prior Year Six Months which resulted in the $0.4 million income tax expense on a pretax loss of $2.4 million.  The rate in the Current Six Months is higher than the Prior Year Six Months due to the benefit from the trademark and goodwill impairments being reduced by a valuation allowance against the asset.  Also in the Prior Year Six Months, the Company expensed approximately $2.0 million as a discrete item related to a change in estimate related to certain state and local income tax audits.

Net Loss from Continuing Operations. Our net loss from continuing operations was approximately $44.5 million in the Current Six Months, compared to a net loss from continuing operations of approximately $2.8 million in the Prior Year Six Months, as a result of the factors discussed above.

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

Liquidity and Capital Resources

Liquidity

Historically, our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures.  Since FY 2016, our principal capital requirements have been to refinance or extinguish existing indebtedness and working capital needs.  We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. Since FY 2016, we have relied on asset sales and issuance of indebtedness to refinance existing indebtedness.  At June 30, 2018 and December 31, 2017, our cash totaled $71.4 million and $65.9 million, respectively, not including short-term restricted cash of $24.2 million and $48.8 million, respectively. Our short term restricted cash primarily consists of collection and investment accounts related to our Senior Secured Notes.  In addition, as of June 30, 2018, approximately $5.2 million, or 5%, of our total cash (including restricted cash) was held in foreign subsidiaries. As stated earlier, during the second fiscal quarter of 2018, the Company elected to treat its Luxembourg top tier subsidiary (“Luxco”) as a disregarded entity for US tax purposes.  All the operations under LuxCo were previously treated as disregarded for US tax purposes. As of the election date, all the foreign operations under LuxCo will be treated as a branch for US tax purposes and subject to US taxation.  As such, the Company will no longer have any earnings in foreign subsidiaries that are not currently subject to taxation for US purposes.  Before the election, the Company was indefinitely reinvested in all earnings in its foreign subsidiaries.

The Company’s Securitization Notes include a test that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to the approximate cash flow available to pay such principal and interest; the test is referred to as the debt service coverage ratio (“DSCR”).  As a result in the decline in royalty collections received by the Co-Issuers during the twelve months ended June 30, 2018, the DSCR fell below 1.45x as of June 30, 2018.  Beginning July 1, 2018, the Co-Issuers are required to allocate 25% of residual royalty collections (i.e. collections less debt service, management, servicing, administrative and other fees) to a restricted reserve account administered by the securitization program’s trustee, which will result in cash remaining inside the securitization program.  The cash required to be maintained inside the securitization program may be released if the DSCR is at least 1.45x for two consecutive quarters.

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

Following the completion of transaction in which the Company exchanged (the “Exchange”) an aggregate principal amount of approximately $125 million of the 1.50% Convertible Notes with the same aggregate principal value of new 5.75% Convertible Notes, the Company received proceeds of the Second Delayed Draw Term Loan of $110 million, and used these proceeds, as well as cash on hand, to extinguish the remaining 1.50% Convertible Notes outstanding as of their maturity date, March 15, 2018. See Note 9 for further information on these financings.

While conditions and events do exist that may raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months, management believes as a result of (i) the amendments to the Senior Secured Term Loan, (ii) the Exchange, (iii) the extinguishment of the 1.50% Convertible Notes at maturity, as well as (iv) implemented and planned cost savings, that its plans alleviate this substantial doubt, and therefore the management believes the Company will continue as a going concern for the next twelve months.

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

Changes in Working Capital

At June 30, 2018 and December 31, 2017, the working capital ratio (current assets to current liabilities) was 1.78 to 1 and 2.07 to 1, respectively.

Operating Activities

Net cash provided by operating activities increased $20.1 million from net cash provided by operating activities of $19.3 million in the Prior Year Six Months to net cash provided by operating activities of $39.3 million in the Current Six Months primarily due to cash provided by working capital items of $23.1 million in the Current Six Months as compared to cash used in working capital items of $13.2 million in the Prior Year Six Months.  Excluding non-cash items, net income decreased from $84.7 million in the Prior Year Six Months to $16.3 million which is primarily as a result of the decrease in total revenues period over period.

Investing Activities

Net cash used in investing activities increased approximately $337.6 million, from cash provided by investing activities of $333.4 million in the Prior Year Six Months to cash used in investing activities of $4.2 million in the Current Six Months. The increase between both periods is primarily due $336.7 million cash received in the Prior Year Six Months associated with the sale of the Entertainment segment as compared to cash paid of $4.9 million associated with the Company’s acquisition of the remaining ownership interest in Iconix Canada in the Current Six Months.

Financing Activities

Net cash used in financing activities decreased approximately $311.7 million, from cash used in financing activities of $365.5 million in the Prior Year Six Months to cash used in financing activities of $53.8 million in the Current Six Months. The decrease between both periods is primarily due to the decrease in the cash used in the payment of long-term debt from $330.1 million in the Prior Year Six Months to $134.0 million in the Current Six Months offset by the proceeds received of $95.7 million in the Current Six Months which represents the drawdown of the Company’s Second Delayed Draw Term Loan of which there were no comparable debt issuances in the Prior Year Six Months.

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

We are in the process of remediating the above weaknesses and testing the operating effectiveness of the new and existing controls. The material weaknesses cannot be considered completely remediated until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  As a result of the foregoing, the principal executive officer and the principal financial and accounting officer concluded that as of June 30, 2018, certain of the Company’s disclosure controls and procedures, including management review controls related to our statement of cash flows, our intangible asset impairment testing, calculation of LTIP compensation expense, and the financial reporting for the modification of our debt were not effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the six months ended June 30, 2018, that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed above.

The foregoing has been approved by our management team, including our Interim Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings.

In July 2013, Signature Apparel Group LLC, referred to as Signature, filed an amended complaint in an adversary proceeding captioned Signature Apparel Group LLC v. ROC Fashions, LLC, et al., Adv. Pro. No. 11-02800-REG in the United States Bankruptcy Court for the Southern District of New York that, among others, named as defendants the Company and Studio IP Holdings, LLC, referred to as Studio IP (the Company and Studio IP are collectively referred to as Iconix).  The causes of action in the amended complaint relate to a series of events from September 2009 with respect to which Signature sought at least $8.8 million in damages from Iconix. In August 2017, the Bankruptcy Court rendered a decision in this matter.  In that decision, the Court found that one of Signature’s principals must disgorge $2.05 million of the consulting fees that he received in breach of his fiduciary duties to Signature and that Iconix was jointly and severally liable for this amount, plus interest as applicable.  The Court also found Iconix liable on the causes of action asserted against it in the amended complaint, including negligent misrepresentation, aiding and abetting breach of fiduciary duty, breach of contract (Studio IP only), fraud, and tortious interference with contract (the Company only).  The Court ordered supplemental post-trial briefing related solely to the calculation of additional damages, if any, to be awarded to Signature.  Before the Court entered a final award of damages, Signature and Iconix agreed to mediate the issue of damages.  Following the mediation, on July 3, 2018, Signature and Iconix entered into a definitive settlement agreement resolving all claims asserted against Iconix in the action.  The parties have submitted the settlement agreement to the Court for approval.  On May 1, 2017, 3TAC, LLC, referred to as 3TAC, a former licensee of the Company, and West Loop South, LLC, referred to as West Loop (3TAC and West Loop collectively referred to as Plaintiffs),  filed a second amended complaint against the Company, its affiliate, IP Holdings Unltd., LLC, referred to as IPHU, and the Company’s former CEO, Neil Cole (the Company, IPHU, and Cole are collectively referred to as the Iconix Parties), in the action captioned 3TAC, LLC and West Loop South, LLC v. Iconix Brand Group, Inc., and Neil Cole, Case No. 16-cv-08795-KBF-RWL in the United States District Court for the Southern District of New York.  Plaintiffs asserted claims for breach of contract, tortious interference with contract and business relations, unjust enrichment, trade libel, unfair competition and prima facie tort relating to the Iconix Parties’ alleged breach of a Global License Agreement, as amended, between 3TAC and IPHU concerning intellectual property rights in and to the Marc Ecko brands, the Iconix Parties’ alleged interference with 3TAC’s performance thereunder, and the Iconix Parties’ alleged interference with a related sublicense between 3TAC and West Loop.  On October 27, 2017, Judge Katherine B. Forrest granted the Iconix Parties’ motion to dismiss Plaintiffs’ unjust enrichment, trade libel, unfair competition and prima facie tort claims.  On June 11, 2018, Plaintiffs amended the complaint for a third time, but did not add any new claims.  Plaintiffs seek damages of at least $22 million for their remaining claims, as well as punitive damages, attorneys’ fees and costs.  The Iconix Parties are vigorously defending against the remaining claims.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

On November 1, 2017, Seth Gerszberg and EGRHC, LLC, collectively referred to as Plaintiffs, (EGRHC, LLC suing in its capacity as a successor-in-interest to Suchman, LLC, referred to as Suchman, a company wholly-owned by Gerszberg that entered into a joint venture with the Company pursuant to which they formed IP Holdings Unltd., LLC, referred to as IPHU), filed an action captioned Gerszberg and EGRHC, LLC v. Iconix Brand Group, Inc., IP Holdings Unltd, LLC and Neil Cole, Case No. 17-cv-08421-KBF-RWL in the United States District Court for the Southern District of New York.  Plaintiffs asserted claims against the Company, IPHU, and Neil Cole (collectively referred to as the Iconix Parties) for breach of IPHU’s Operating Agreement and related breaches of fiduciary duties, breach of an agreement pursuant to which the Company bought out Suchman’s interest in IPHU and fraudulent inducement and unjust enrichment regarding that buyout agreement; and also asserted claims for fraudulent inducement regarding the fourth amendment of the Global License Agreement between 3TAC, LLC and IPHU concerning the intellectual property rights in and to the Marc Ecko brands.  On May 7, 2018, Judge Katherine B. Forrest dismissed the breach of fiduciary duty, breach of the IPHU Operating Agreement, and unjust enrichment claims, based largely upon a release provision in the buyout agreement.  Further, the court narrowed the remaining claims in the following manner: limiting the fraudulent inducement claim as to the fourth amendment to the Global License Agreement (ruling that the fraudulent inducement claim as to the buyout agreement was released), and limiting the breach of the buyout agreement claim to the government investigation representation.  The Iconix Parties are vigorously defending against the remaining claims asserted by Plaintiffs.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

In April 2016, New Rise Brands Holdings, LLC, referred to as New Rise, a former licensee of the Ecko Unlimited trademark, and Sichuan New Rise Import & Export Co. Ltd., referred to as Sichuan, the guarantor under New Rise's license agreement, commenced an action captioned New Rise Brands Holdings, LLC and Sichuan New Rise Import & Export Co. Ltd v. IP Holdings Unltd, LLC, et al., Index No. 652278/2016 in the New York State Supreme Court, New York County against the Company’s subsidiary, IP Holdings Unltd, LLC, referred to as IP Holdings, seeking damages of at least $15 million, plus punitive damages of $50 million, counsel fees and costs.  Among other claims, New Rise and Sichuan allege improper termination of New Rise’s license agreement, fraud and misappropriation.  IP Holdings is vigorously defending against the claims and has asserted counterclaims against New Rise and Sichuan.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

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

As of June 30, 2018, the Company’s consolidated balance sheet reflects debt of approximately $717.6 million (which is net of $6.3 million of debt issuance costs), including (i) secured debt of $650.7 million comprised of our Series 2012-1 4.229% Senior Secured Notes, Class A-2, Series 2013-1 4.352% Senior Secured Notes and Class A-2 (collectively, the “Senior Secured Notes”) of $386.8 million, Variable Funding Notes of $93.3 million and Senior Secured Term Loan of $170.7 million, and (ii) $73.1 million net debt carrying value of our 5.75% Convertible Notes; however, the principal amount owed to the holders of our 5.75% Convertible Notes, was $111.0 million as of such date. In accordance with ASC 825, our 5.75% Convertible Notes are included in our $717.6 million of consolidated debt at a fair value of $73.1 million. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our outstanding debt obligations:

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

In addition, as of June 30, 2018, approximately $5.2 million, or 5%, of the Company’s total cash (including restricted cash) was held in foreign subsidiaries.

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

Our licenses with Walmart, Target, Kohls, Kmart/Sears and Global Brands Group represent, each in the aggregate, our five largest licensees during the three-month period ended June 30, 2018, representing approximately 3%, 7%, 10%, 8% and 12%, respectively, of our total revenue for such period.

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

As of June 30, 2018, goodwill represented approximately $26.1 million, or approximately 4% of the Company’s total consolidated assets, and trademarks and other intangible assets represented approximately $390.4 million, or approximately 54% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

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

In addition, under certain circumstances, the Tax Act may require us to pay taxes on cash held abroad as of December 31, 2017, even if the cash is not ultimately repatriated to the U.S.   As of December 31, 2017, approximately $12.7 million, or 10%, of the Company’s total cash (including restricted cash) was held in foreign subsidiaries. Although we do not anticipate being required to pay taxes on such foreign cash under the Tax Act because the Company did not generate sufficient earnings and profits to trigger such tax liability, it is not possible for us to determine with certainty whether we will be subject to any such taxes in the future due to the complexity of the income tax laws and the effects of the Tax Act and other factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities in the Current Quarter.

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 - April 30	64	$1.01	—	$—
May 1 - May 31	752	$0.65	—	$—
June 1 - June 30	16,986	$0.75	—	$—
Total	17,802	$0.75	—	$—

*	Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 31.1	Certification of Interim Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Interim Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: August 8, 2018	/s/ F. Peter Cuneo
F. Peter Cuneo
Executive Chairman and Interim Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	/s/ David K. Jones
David K. Jones
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)