Form 10-Q
period 2018-09-30
ICONIX BRAND GROUP, INC.
filed 2018-11-09
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

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

Common Stock, $.001 Par Value- 75,192,597 shares as of November 6, 2018.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$66,458	$65,927
Restricted cash	21,174	48,766
Accounts receivable, net	40,294	66,625
Other assets – current	39,692	51,850
Total Current Assets	167,618	233,168
Property and equipment:
Furniture, fixtures and equipment	22,373	21,661
Less: Accumulated depreciation	(17,097)	(15,567)
	5,276	6,094
Other Assets:
Other assets	19,103	6,268
Deferred income tax asset	4,087	4,492
Trademarks and other intangibles, net	397,703	465,722
Investments and joint ventures	91,398	90,887
Goodwill	26,099	63,882
	538,390	631,251
Total Assets	$711,284	$870,513
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$29,499	$49,191
Deferred revenue	8,172	5,525
Current portion of long-term debt	50,406	44,349
Other liabilities – current	9,422	13,581
Total Current Liabilities	97,499	112,646
Deferred income tax liability	6,444	11,466
Other tax liabilities	—	531
Long-term debt, less current maturities (includes $55,878 and $0, respectively, at fair value)	641,232	756,493
Other liabilities	6,375	10,066
Total Liabilities	751,550	891,202
Redeemable Non-Controlling Interest	34,643	30,287
Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.001 par value shares authorized 260,000; shares issued 107,765 and 90,159, respectively	108	90
Additional paid-in capital	1,039,007	1,044,518
Accumulated losses	(240,303)	(223,718)
Accumulated other comprehensive loss	(51,612)	(51,280)
Less: Treasury stock – 32,934 and 32,820 shares at cost, respectively	(844,177)	(844,030)
Total Iconix Brand Group, Inc. Stockholders’ Deficit	(96,977)	(74,420)
Non-Controlling Interest, net of installment payments due from non-controlling interest holders	22,068	23,444
Total Stockholders’ Deficit	(74,909)	(50,976)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$711,284	$870,513

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Licensing revenue	$46,224	$53,165	$144,984	$173,535
Selling, general and administrative expenses	30,197	21,509	92,437	73,702
Loss on termination of licenses	—	2,750	5,650	25,980
Depreciation and amortization	502	592	1,788	1,814
Equity earnings on joint ventures	(967)	(483)	(2,212)	(2,475)
Gain on deconsolidation of joint venture	—	—	—	(3,772)
Gain on sale of trademarks	—	(875)	(1,268)	(875)
Goodwill impairment	—	103,877	37,812	103,877
Trademark impairment	4,386	521,653	77,721	521,653
Operating income (loss)	12,106	(595,858)	(66,944)	(546,369)
Other expenses (income):
Interest expense	14,944	16,911	44,320	45,787
Interest income	(89)	(150)	(304)	(417)
Other income	(25,787)	(2,648)	(84,001)	(2,649)
Loss (gain) on extinguishment of debt	—	1,539	(4,473)	20,939
Foreign currency translation loss (gain)	301	(1,091)	453	2,755
Other (income) expenses – net	(10,631)	14,561	(44,005)	66,415
Income (Loss) from continuing operations before income taxes	22,737	(610,419)	(22,939)	(612,784)
Provision (Benefit) for income taxes	1,026	(29,606)	(128)	(29,220)
Net income (loss) from continuing operations	21,711	(580,813)	(22,811)	(583,564)
Less: Net income (loss) attributable to non-controlling interest from continuing operations	1,487	(30,242)	8,635	(23,857)
Net income (loss) from continuing operations attributable to Iconix Brand Group, Inc.	20,224	(550,571)	(31,446)	(559,707)

Loss from discontinued operations before income taxes	—	(2,308)	—	(26,232)
Gain (loss) on sale of Entertainment segment	—	(228)	—	104,099
Provision (benefit) for income taxes	—	(406)	—	28,555
Net income (loss) from discontinued operations	—	(2,130)	—	49,312
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	—	2,943
Net income (loss) from discontinued operations attributable to Iconix Brand Group, Inc.	—	(2,130)	—	46,369

Net income (loss) attributable to Iconix Brand Group, Inc.	$20,224	$(552,701)	$(31,446)	$(513,338)

Earnings (loss) per share - basic:
Continuing operations	$0.20	$(9.64)	$(0.62)	$(9.83)
Discontinued operations	$—	$(0.04)	$—	$0.81
Earnings (loss) per share - basic	$0.20	$(9.67)	$(0.62)	$(9.02)

Earnings (loss) per share - diluted:
Continuing operations	$(0.01)	$(9.64)	$(0.81)	$(9.83)
Discontinued operations	$—	$(0.04)	$—	$0.81
Earnings (loss) per share - diluted	$(0.01)	$(9.67)	$(0.81)	$(9.02)
Weighted average number of common shares outstanding:
Basic	71,844	57,189	64,577	57,081
Diluted	175,910	57,189	123,096	57,081

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) from continuing operations	$21,711	$(580,813)	$(22,811)	$(583,564)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(729)	6,353	(3,509)	20,900
Change in fair value of available for sale securities	—	46	—	(625)
Total other comprehensive (loss) income	(729)	6,399	(3,509)	20,275
Comprehensive (loss) income	$20,982	$(574,414)	$(26,320)	$(563,289)
Less: comprehensive income (loss) attributable to non-controlling interest from continuing operations	1,487	(30,242)	8,635	(23,857)
Comprehensive income (loss) from continuing operations attributable to Iconix Brand Group, Inc.	$19,495	$(544,172)	$(34,955)	$(539,432)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

Nine Months Ended September 30, 2018

(in thousands)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	In Capital	Losses	Loss	Stock	Interest	Total
Balance at January 1, 2018	90,159	$90	$1,044,518	$(223,718)	$(51,280)	$(844,030)	$23,444	$(50,976)
Shares issued on vesting of restricted stock	317	1	—	—	—	—	—	1
Shares issued on conversion of 5.75% Convertible Notes	11,035	11	12,683	—	—	—	—	12,694
Shares issued on payment of interest of 5.75% Convertible Notes	6,254	6	3,061	—	—	—	—	3,067
Write-off of equity component of 1.50% Convertible Notes	—	—	(23,250)	—	—	—	—	(23,250)
Cumulative effect of accounting change for adoption of ASC 606	—	—	—	16,540	—	—	1,176	17,716
Cumulative effect of accounting change for adoption of ASU 2016-01	—	—	—	(3,177)	3,177	—	—	—
Elimination of non-controlling interest related to the acquisition of additional interest in Hydraulic joint venture	—	—	2,097	—	—	—	(2,097)	—
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(147)	—	(147)
Compensation expense in connection with restricted stock and stock options	—	—	(108)	—	—	—	—	(108)
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	195	195
Change in redemption value of redeemable non-controlling interest	—	—	—	1,498	—	—	—	1,498
Net (loss) income	—	—	—	(31,446)	—	—	8,635	(22,811)
Tax benefit related to amortization of convertible notes' discount	—	—	35	—	—	—	—	35
Foreign currency translation	—	—	(29)	—	(3,509)	—	—	(3,538)
Distributions to joint ventures	—	—	—	—	—	—	(9,285)	(9,285)
Balance at September 30, 2018	107,765	$108	$1,039,007	$(240,303)	$(51,612)	$(844,177)	$22,068	$(74,909)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss from continuing operations	$(22,811)	$(583,564)
Income from discontinued operations	—	49,312
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	1,583	1,247
Amortization of trademarks and other intangibles	205	567
Amortization of deferred financing costs	2,361	2,299
Amortization of debt discount	7,574	13,225
Third party fees associated with the issuance of 5.75% Convertible Notes	4,958	—
Interest expense on 5.75% Convertible Notes paid in shares	3,067	—
Stock-based compensation (benefit) expense	(108)	3,825
Provision for doubtful accounts	9,864	5,386
Writeoff of contract assets	575	—
Earnings on equity investments in joint ventures	(2,212)	(2,475)
Distributions from equity investments	3,021	2,824
Non-cash gain on re-measurement of equity investment	(8,410)	—
Gain on deconsolidation of joint venture	—	(3,772)
Gain on sale of trademarks, net	(1,268)	(875)
Loss on sale of NGX	—	79
Trademark impairment	77,721	521,653
Goodwill impairment	37,812	103,877
Settlement of note receivable related to formation of Buffalo joint venture	1,141	—
Mark to market adjustment on convertible note	(73,745)	—
Gain on debt to equity conversions	(1,056)	—
Gain on sale of Complex Media	(958)	(2,728)
(Gain) loss on extinguishment of debt	(4,473)	20,939
Income on other equity investment	364	—
Deferred income tax benefit	(4,905)	(31,721)
Loss on foreign currency translation	453	2,755
Changes in operating assets and liabilities:
Accounts receivable	16,265	(4,596)
Other assets – current	17,033	(9,541)
Other assets	(2,785)	2,543
Deferred revenue	2,778	(13)
Accounts payable and accrued expenses	(14,944)	(34,375)
Other tax liabilities	(531)	(4,165)
Other liabilities	1,128	(297)
Net cash provided by continuing operating activities	49,697	3,097
Net cash used in discontinued operating activities	—	(6,966)
Net cash provided by (used in) operating activities	49,697	(3,869)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(776)	(829)
Acquisition of additional interest in Iconix MENA	—	(1,800)
Acquisition of trademarks from Iconix Southeast Asia	(2,120)	—
Acquisition of remaining interest in Iconix Canada	(7,053)	(11,177)
Acquisition of Badgley Mischka and Sharper Image trademarks in certain international joint ventures	(1,289)	—
Acquisition of additional interest in Iconix Australia, net of cash acquired	(649)
Proceeds received from note due from American Greetings	—	1,250

Proceeds from sale of interest in Badgley Mischka in certain international joint ventures	2,500	—
Proceeds from sale of Galore Media	—	250
Proceeds from sale of Complex Media	958	2,728
Proceeds from sale of NGX	—	2,561
Proceeds from sale of interest in Badgley Mischka Canada		375
Proceeds from sale of interest in Sharper Image Canada		500
Proceeds from sale of discontinued operation, net of cash sold		336,675
Decrease in cash and cash equivalents from deconsolidation of joint venture		(1,853)
Proceeds from note receivable from formation of Buffalo joint venture	1,409	—
Additions to trademarks	(284)	(109)
Net cash (used in) provided by continuing investing activities	(7,304)	328,571
Net cash used in discontinued investing activities	—	(84)
Net cash (used in) provided by investing activities	(7,304)	328,487
Cash flows provided by (used in) financing activities:
Prepaid financing costs	(5,423)	(7,145)
Proceeds from Variable Funding Notes, net of discount and fees		73,437
Proceeds from long-term debt, net of discount and fees	95,700	288,000
Payment of long-term debt	(145,655)	(583,157)
Repurchase of convertible notes	—	(58,810)
Payment of make-whole premium on repayment of long-term debt	—	(13,933)
Proceeds from sale of trademarks and related notes receivable from consolidated JVs	195	6,927
Distributions to non-controlling interests	(13,693)	(3,850)
Tax benefit related to amortization of convertible notes' discount	35	78
Cost of shares repurchased on vesting of restricted stock	(147)	(1,078)
Net cash used in continuing financing activities	(68,988)	(299,531)
Net cash used in discontinued financing activities	—	(23,873)
Net cash used in financing activities	(68,988)	(323,404)
Effect of exchange rate changes on cash and restricted cash	(466)	2,831
Net (decrease) increase in cash and cash equivalents, and restricted cash	(27,061)	4,045
Cash, cash equivalents, and restricted cash from continuing operations, beginning of period	114,693	314,383
Cash and cash equivalents from discontinued operations, beginning of period	—	12,297
Cash, cash equivalents, and restricted cash, beginning of period	114,693	326,680
Cash, cash equivalents, and restricted cash, end of period	87,632	330,725
Less: Cash and cash equivalents from discontinued operations, end of period	—	—
Cash, cash equivalents, and restricted cash of continuing operations, end of period	$87,632	$330,725

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2018	2017
Cash paid during the period:
Income taxes (net of refunds received)	$(6,413)	$34,836
Interest	$30,334	$51,657

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2018 (“Current Quarter”) and the nine months ended September 30, 2018 (“Current Nine Months”) are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

During the Current Nine Months, the Company adopted seven new accounting pronouncements.  Refer to Note 20 for further details.

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

Additionally, the Company considered Sears Holdings Corporation’s bankruptcy filing on October 15, 2018 and determined that the bankruptcy filing does not currently expect it to have a material impact on the Company’s ability to continue as a going concern.  Refer to Note 4 and 22 for further details.

While conditions and events do exist that may raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months, management believes as a result of implemented and planned cost savings, that its plans alleviate this substantial doubt, and therefore the management believes that it will continue as a going concern for the next twelve months.

For additional information, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

2. Discontinued Operations

On May 9, 2017, the Company signed definitive agreements to sell its Entertainment segment for $349.1 million in cash, which included a customary working capital adjustment.  The sale was completed on June 30, 2017.  As a result of the sale, the Company has classified the results of its Entertainment segment as discontinued operations in its condensed consolidated statement of operations for the three months ended September 30, 2017 (“Prior Year Quarter”) and the nine months ended September 30, 2017 (“Prior Year Nine Months”).

The following table presents the details of the Entertainment segment for the Prior Year Quarter and Prior Year Nine Months which were shown as income from discontinued operations, net of income taxes, in our unaudited condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Licensing revenue	$—	$—	$—	$53,129
Selling, general and administrative expenses	—	—	—	34,542
Depreciation and amortization	—	—	—	303
Operating income	—	—	—	18,284
Other expenses (income):
Interest expense	—	—	—	12,973
Interest income	—	—	—	(180)
Loss on extinguishment of debt	—	2,308	—	31,554
Foreign currency translation loss	—	—	—	169
Other expenses – net	—	2,308	—	44,516
Loss from operations of discontinued operations before income taxes	—	(2,308)	—	(26,232)
Gain on sale of Entertainment segment	—	(228)	—	104,099
Provision for income taxes	—	(406)	—	28,555
Net income from discontinued operations	—	(2,130)	—	49,312
Less: Net income attributable to non- controlling interest from discontinued operations	—	—	—	2,943
Income from discontinued operations, net of income taxes	$—	$(2,130)	$—	$46,369

The cash proceeds from the sale of the Company’s Entertainment segment were utilized by the Company to make mandatory principal prepayments on both its Securitization Notes and 2016 Senior Secured Term Loan (each as defined below) (as well as a corresponding prepayment premium).  As a result, and in accordance with ASC 205-20-45-6, for the Prior Year Quarter and Prior Year Nine Months, the Company allocated interest expense of $6.5 million (which includes $1.0 million of amortization of the original issue discount on the 2016 Senior Secured Term Loan) and $12.9 million (which includes $1.7 million of amortization of the original issue discount on the 2016 Senior Secured Term Loan, respectively, from continuing operations to discontinued operations.  Given the completion of the sale on June 30, 2017, there were no corresponding allocations of interest expense for the Prior Year Quarter.  For the Prior Year Quarter, given the mandatory principal prepayment of $152.2 million on the 2016 Senior Secured Notes paid in July 2017, the Company allocated the associated prepayment penalty of $0.3 million as well as the write-off of the pro-rata portion of deferred financing costs of $2.0 million related to the Securitization Notes from continuing operations to discontinued operations on the Company’s condensed consolidated statement of operations.  Additionally, for the Prior Year Nine Months, the Company allocated the prepayment premium of $15.2 million related to the 2016 Senior Secured Term Loan as well as the write-off of the pro-rata portion of deferred financing costs and original issue discount of $9.4 and $4.7 million, respectively, from continuing operations to discontinued operations on the Company’s unaudited condensed consolidated statement of operations.  Refer to Note 9 for further details.

During the Prior Year Quarter, the Company recorded an additional $0.2 million of transaction costs associated with the sale of the Entertainment segment which was allocated to discontinued operations and recorded within Gain on sale of Entertainment segment on the Company’s condensed consolidated statement of operations which resulted in a reduction of the pre-tax gain to $104.1 million.

The following table presents cash flow of the Entertainment segment during the Prior Year Nine Months:

	Nine Months Ended September 30,
	2018	2017
Net cash used in discontinued operating activities	$—	$(6,966)
Net cash used in discontinued investing activities	$—	$(84)
Net cash used in discontinued financing activities	$—	$(23,873)

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

We recorded a net increase to opening retained earnings and the corresponding amount to non-controlling interest of $16.5 million and $1.2 million, respectively, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our revenues associated with license agreements which have escalating guaranteed minimum royalties in the contract years of the license agreement term.  The impact to revenues was an increase of approximately $2.4 million for the Current Quarter and an increase of $0.6 million for the Current Nine Months as a result of applying Topic 606.

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

Within the Company's International segment, the Umbro business purchases replica soccer jerseys for resale to certain licensees. The Company generally does this as an accommodation to its licensees to consolidate ordering from the manufacturers. The revenue associated with such activity is included in licensing revenue and was approximately $0.2 million and $2.8 million in the Current Quarter and the Current Nine Months, respectively. The associated cost of goods sold is included in selling general and administrative expenses and was approximately $0.2 million and $2.7 million in the Current Quarter and Current Year Nine Months, respectively.  There were less than $0.1 million of such sales and corresponding cost of goods sold in both the Prior Year Quarter and Prior Year Nine Months.  Revenue for these sales are recognized upon the transfer of control of the promised product to the customer or licensee in an amount that reflects the consideration that we expect to receive in exchange for these products.

The following table presents our revenues disaggregated by license type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Licensing revenue by license type:
Direct-to-retail license	$19,344	$27,640	$60,651	$96,438
Wholesale licenses	26,682	25,477	81,238	76,927
Other licenses(1)	198	48	3,095	170
	$46,224	$53,165	$144,984	$173,535
(1)

Included in Other licenses for the Current Quarter and the Current Year Nine Months is $0.2 million and $2.8 million, respectively, of revenue associated with the Umbro business purchases discussed above as compared to less than $0.1 million for both the Prior Year Quarter and Prior Year Nine Months.

The following table represents our revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total licensing revenue by geographic region:
United States	$29,430	$39,792	$96,532	$129,737
Other (1)	16,794	13,373	48,452	43,798
	$46,224	$53,165	$144,984	$173,535
(1)	No single country represented 10% of the Company’s revenues in the periods presented.

Remaining Performance Obligation

We enter into long-term license agreements with our licensees across all operating segments.  Revenues are recognized on a straight line basis consistent with the nature, timing and extent of our services, which primarily relate to the ongoing brand management and maintenance of the intellectual property.  As of October 1, 2018, the Company and its joint ventures had a contractual right to receive over $425 million of aggregate minimum licensing revenue through the balance of all of their current licenses, excluding any renewals.

As of September 30, 2018, future minimum license revenue to be recognized is as follows: $29.6 million, $98.1 million, $71.5 million, $48.9 million, $42.1 million and $137.4 million for the remainder of FY 2018, FY 2019, FY 2020, FY 2021, FY 2022 and thereafter, respectively.

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

Contract Asset

We record contract assets when revenue is recognized in advance of cash payment being due from our licensees.  Contract assets due within one year of the most recent balance sheet date are recorded within Other assets – current and long term contract assets are recorded within Other assets on the Company’s condensed consolidated balance sheet.  As of September 30, 2018, our contract assets – current and long term contract assets were $6.4 million and $12.9 million, respectively, which has been included within other assets – current and other assets, respectively, in the Company’s condensed consolidated balance sheet.

Deferred Revenue

We record deferred revenue when cash payment is received or due in advance of our performance, including amounts which are refundable.  Advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s consolidated balance sheet in deferred revenue at the time the payment is received.  The increase in deferred revenues for the Current Nine Months is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $4.3 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period.

4. Goodwill and Trademarks and Other Intangibles, net

Goodwill

Goodwill by reportable operating segment and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

	Women's	Men's	Home	International	Consolidated
Net goodwill at December 31, 2017	$37,812	$—	$—	$26,070	$63,882
Impairment	(37,812)	—	—	—	(37,812)
Acquisition of 5% interest in Iconix Australia	—	—	—	29	29
Net goodwill at September 30, 2018	$—	$—	$—	$26,099	$26,099

The annual evaluation of the Company’s goodwill, by segment, is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

During the second quarter of 2018, based upon the results of step 1 of the goodwill impairment test in accordance with ASC 350 for the women’s segment, the Company noted that the carrying value of the women’s segment exceeded its fair value after first reflecting the impairment of the Mossimo trademark as discussed below.  In accordance with step 2 of the goodwill impairment test, the Company recorded a non-cash impairment charge of $37.8 million in the second quarter of 2018, which is due to the projected decline in royalties associated with the license agreements for the Mossimo brand.

In July 2018, the Company purchased an additional 5% ownership interest in Iconix Australia from its joint venture partner.  As a result of this transaction, the Company recorded goodwill of less than $0.1 million.  Refer to Note 5 for further details.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		September 30, 2018		December 31, 2017
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks	Indefinite	$397,579	$—	$465,391	$—
Definite-lived trademarks	10-15	8,958	8,948	8,958	8,917
Non-compete agreements	2-15	—	—	940	940
Licensing contracts	1-9	988	874	3,412	3,122
		$407,525	$9,822	$478,701	$12,979
Trademarks and other intangibles, net			$397,703		$465,722

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

As of September 30, 2018, given the ongoing financial distress of Sears’ Holding Corporation (“Sears”) and its continuing liquidity challenges, the Company conducted an indefinite-lived intangible asset impairment test in accordance with ASC 350 for the Joe Boxer, Cannon and Bongo trademarks whose future revenues and earnings are either exclusively or heavily dependent on the existing license agreements with Sears.  As part of its indefinite-lived intangible asset impairment test for the Joe Boxer, Cannon and Bongo trademarks, the Company developed a number of potential scenarios of the future forecasted cash flows of the Joe Boxer, Cannon and Bongo trademarks in the event of a potential bankruptcy filing by Sears and applied a probability of occurrence to each potential scenario.  As a result, based on the indefinite-lived intangible asset impairment tests, the Company recorded a non-cash impairment charge of $4.4 million in the Current Quarter to reduce the Joe Boxer trademark to fair value.  The fair value of the Bongo and Cannon trademarks remained above their current book value and thus no impairment charge was recorded.  On October 15, 2018, Sears filed for Chapter 11 bankruptcy.  The Company will continue to monitor the Sears bankruptcy proceeding.  As new and additional information is learned about the Sears bankruptcy filing, the Company will update its forecasted future earnings for the Joe Boxer, Cannon and Bongo brands as is deemed necessary.  At this time, the Company is uncertain of the outcome of the Sears bankruptcy filing and how it could affect the future revenues and cash flows of these brands as well as if any future indefinite-lived intangible asset impairment charge for these trademarks is expected.  Refer to Note 22 for further details.

As of June 30, 2018, the Company revised its forecasted future earnings for the Mossimo brand and accordingly, conducted an indefinite-lived intangible asset impairment test in accordance with ASC 350.  Consequently, the Company recorded a non-cash impairment charge of $73.3 million in the Current Nine Months in the women segment to reduce the Mossimo trademark to fair value.

In accordance with ASC 360, there were no impairment charges to the Company’s definite-lived trademarks during the Current Nine Months or Prior Year Nine Months.

During the Current Nine Months, the Company completed the sale of the Badgley Mischka and Sharper Image intellectual property and related assets from the Iconix Southeast Asia, Iconix MENA, Iconix Europe and Iconix Australia joint ventures.  Refer to Note 6 for further details.

During the Current Quarter, the Company purchased an additional 5% ownership interest in Iconix Australia which resulted in the Company consolidating the entity on its condensed consolidated balance sheet and the statement of operations for the Current Quarter.  As a result of this transaction, the Company recorded $12.3 million of trademarks on its condensed consolidated balance sheet.  Refer to Note 5 for further details.

Other amortizable intangibles primarily include non-compete agreements and contracts, which are amortized on a straight-line basis over their estimated useful lives of 1 to 15 years. Certain trademarks are amortized using estimated useful lives of 10 to 15 years with no residual values.

Amortization expense for intangible assets for the Current Quarter was less than $0.1 million as compared to amortization expense for intangible assets of approximately $0.2 million for the Prior Year Quarter.  Amortization expense for intangible assets for the Current Nine Months was approximately $0.2 million as compared to amortization expense for intangible assets of $0.6 million for the Prior Year Nine Months.

5. Joint Ventures and Investments

Joint Ventures

As of September 30, 2018, the following joint ventures are consolidated with the Company:

Entity Name	Date of Original Formation / Investment	Iconix's Ownership % as of September 30, 2018	Joint Venture Partner	Put / Call Options, as applicable(2)
Lee Cooper China Limited(5)	June 2018	100%	POS Lee Cooper HK Co. Ltd.	—
Starter China Limited(4)	March 2018	100%	Photosynthesis Holdings Co. Ltd.	—
Danskin China Limited	October 2016	100%	Li-Ning (China) Sports Goods Co. Ltd.	—
Umbro China Limited	July 2016	95%	Hong Kong MH Umbro International Co. Ltd.	Call Options
US Pony Holdings, LLC	February 2015	75%	Anthony L&S Athletics, LLC	—
Iconix MENA Ltd.(1)	December 2014	55%	Global Brands Group Asia Limited	Put / Call Options
Iconix Israel, LLC(1)	November 2013	50%	MGS	—
Iconix Europe LLC(1)	December 2009	51%	Global Brands Group Asia Limited	Put / Call Options
Iconix Australia(6)	September 2013	55%	Pac Brands USA, Inc.	Put / Call Options
Hydraulic IP Holdings LLC(1)	December 2014	100%(3)	Top On International	—
Diamond Icon(1)	March 2013	51%	Albion Agencies Ltd.
Buffalo brand joint venture(1)	February 2013	51%	Buffalo International	—
Icon Modern Amusement, LLC(1)	December 2012	51%	Dirty Bird Productions	—
Hardy Way, LLC	May 2009	85%	Donald Edward Hardy	—

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

(4)

In March 2018, the Company entered into an agreement with Photosynthesis Holdings, Co. Ltd. (“PHL”) to sell up to no less than a 50% interest and up to a total of 60% interest in its wholly-owned indirect subsidiary, Starter China Limited, a newly registered Hong Kong subsidiary of Iconix China (“Starter China”), and which will hold the Starter trademarks and related assets in respect of the Greater China territory.  PHL’s purchase of the initial 50% equity interest in Starter China is expected to occur over a three-year period commencing on January 15, 2020 for cash consideration of $20.0 million.  The additional 10% equity interest (for a total equity interest of 60% interest) purchase right of PHL is expected to occur over a three-year period commencing January 16, 2022 for cash consideration equal to the greater of $2.7 million or 2.5 times the royalty received under the respective license agreement in the previous twelve months based on other terms and conditions specified in the share purchase agreement.

(5)

In June 2018, the Company entered into an agreement with POS Lee Cooper HK Co. Ltd. (“PLC”) to sell up to no less than a 50% interest and up to a total of 60% interest in its wholly-owned indirect subsidiary, Lee Cooper China Limited, a newly registered Hong Kong subsidiary of Iconix China (“Lee Cooper China”), and which will hold the Lee Cooper trademarks and related assets in respect of the Greater China territory.  PLC’s purchase of the initial 50% equity interest in Lee Cooper China is expected to occur over a four-year period commencing on October 15, 2020 for cash consideration of approximately $8.2 million.  The additional 10% equity interest (for a total equity interest of 60% interest) purchase right of PLC is expected to occur over a two-year period commencing January 15, 2024 for cash consideration equal to the greater of $2.5 million or 2.5 times the royalty received under the respective license agreement in the previous twelve months based on other terms and conditions specified in the share purchase agreement.

(6)

In July 2018, the Company entered into the Third Amended and Restated Shareholders Agreement (“the Amended Agreement”) for Iconix Australia in which the Company purchased an additional 5% ownership interest in Iconix Australia from Brand Collective (USA), Inc. (“BrandCo”) for $0.7 million in cash.  As a result of this transaction, the Company’s ownership interest in Iconix Australia effectively increased to 55% and reduced BrandCo’s ownership interest in Iconix Australia to 45%.  The Amended Agreement also resulted in a change in rights, duties and obligations of the Company and BrandCo in their capacity as joint venture partners in respects of the Iconix Australia joint venture. Additionally, as a result of this transaction and in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BrandCo, Iconix Australia has been determined to be a VIE, and thus is subject to consolidation and included in the Company’s condensed consolidated financial statements as of July 2018.

The estimated fair value of the assets acquired, less liabilities assumed, is allocated as follows:

Fair value of 50% interest in Iconix Australia	$6,507
Book value of Company equity investment prior to purchase of additional 5% interest	(1,904)
Gain on re-measurement of initial equity investment	8,410
$13,013
Trademarks	12,349
Cash	44
Accounts receivable	360
Intercompany receivables, net	368
Accounts payable and accrued expenses	(85)
Deferred revenue	(52)
Goodwill	29
$13,013

The Iconix Australia trademarks have been determined by management to have an indefinite useful life and accordingly, no amortization is being recorded in the Company’s condensed consolidated statement of operations.  The goodwill and trademarks are subject to a test for impairment on an annual basis.  Additionally, as a result of the acquisition, the Company recognized a $5.9 million non-controlling interest associated with BrandCo’s 45% ownership interest in the Iconix Australia joint venture on the date of consolidation.  Given the put option associated with the joint venture, the Company has recorded the non-controlling interest in Redeemable Non-controlling interest on the Company’s condensed consolidated balance sheet.

For both the Current Quarter and Current Nine Months, post-acquisition, the Company recognized approximately $0.4 million, in revenue from such assets.  In addition, the Company’s selling, general and administrative expenses increased by less than $0.1 million for both the Current Quarter and Current Nine Months, and net income attributable to non-controlling interest increased by $0.2 million for both the Current Quarter and Current Nine Months as a result of consolidating Iconix Australia on the Company’s condensed consolidated statement of operations.

Additionally, pursuant to the Amended Agreement, the specified put and call rights held by BrandCo and the Company, respectively, relating to BrandCo’s owernship interest in the joint venture, were amended and restated as follows:

Two-Year Put/Call Option:  At any time from December 20, 2020, BrandCo may deliver a put notice to the Company and the Company may deliver a call notice to BrandCo, in each case, for the Company’s purchase of all units in the joint venture held by BrandCo.  Upon the exercise of such put/call, the purchase price for BrandCo’s units in the joint venture will be an amount equal to (i) the percentage interest represented by BrandCo’s units, multiplied by (ii) 5, multiplied by (iii) RR, where RR is equal to:

A + (A x (100% + CAGR))

2

A = trailing 12 months royalty revenue; and

CAGR = 36 month compound annual rate

As part of the formation of certain joint ventures, the Company entered into arrangements whereby the joint venture partner paid for its investment in the joint venture entity through payment of a portion of the purchase price in cash at closing and the remainder due over a pre-determined period of time.

As of September 30, 2018, the following amounts due from such joint venture partners remain recorded on the Company’s consolidated balance sheet:

Entity	Joint Venture Partner	Amount	Recorded in
Iconix India joint venture	Reliance Brands Ltd.	$1,000	Other Assets - Current

Investments

Equity Method Investments

Entity Name	Date of Original Formation / Investment	Partner	Put / Call Options, as applicable(3)
Iconix India joint venture(1)	June 2012	Reliance Brands Ltd.	—
Iconix SE Asia, Ltd.(4)	October 2013	Global Brands Group Asia Limited	Put / Call Options
MG Icon(1)	March 2010	Purim LLC	—
Galore Media, Inc.(1)(2)	April 2016	Various minority interest holders	—

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
(4)

In the Prior Year Nine Months, the Company received the final purchase price installment payment due from its joint venture partner, in respect of such partner’s interest in the joint venture, which resulted in the Company no longer having a de facto agency relationship with the Iconix SE Asia, Ltd. joint venture partner.  In accordance with ASC 810, the receipt of the final purchase price installment payment was considered a reconsideration event and although the joint venture remains a VIE, the Company is no longer the primary beneficiary.  As a result, the Company deconsolidated the entity from its condensed consolidated balance sheet as of June 30, 2017 and recognized a pre-tax gain on deconsolidation of $3.8 million in its condensed consolidated statement of operations for the Prior Year Nine Months.  Subsequent to the deconsolidation of the joint venture, Iconix SE Asia, Ltd. is being accounted as an equity-method investment with earnings from the investment being recorded in equity earnings from joint ventures in the Company’s condensed consolidated statement of operations.

Additionally, through its ownership of Iconix China Holdings Limited, the Company has equity interests in the following private companies which are accounted for as equity method investments:

		Ownership by	Value of Investment as of
Brands Placed	Partner	Iconix China	September 30, 2018	December 31, 2017
Candie’s	Candies Shanghai Fashion Co. Ltd.	20%	$10,343	$10,539
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	2,270	2,270
Material Girl	Ningo Material Girl Fashion Co. Ltd.	20%	2,129	2,217
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	10,568	10,542
			$25,310	$25,568

Other Equity Investments

Entity Name	Date of Original Formation / Investment
China Outfitters Holdings Ltd.(3)	September 2008
Marcy Media Holdings, LLC(1)	July 2013
Complex Media(1)(2)	September 2013
iBrands International, LLC(1)	April 2014

(1)

Historically, given that the Company does not have significant influence over the entity, its investment has been recorded under the cost method of accounting.  During the three months ended March 31, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. As a result of the adoption of the standard, given that these investments do not have readily determinable fair values and the Company does not have significant influence over the entity, the Company assesses these investments for potential impairment on a quarterly basis.  As of September 30, 2018, there were no indicators of impairment for these investments.

(2)

In July 2016, the Company received $35.3 million in connection with the sale of its interest in Complex Media.  An additional $3.7 million was held in escrow to satisfy specified indemnification claims, with a portion of such escrow released twelve months following the closing of the transaction and the remainder released eighteen months following the closing of the transaction, subject to any such claims, at which time, the Company recorded the gain within its consolidated statement of operations.  The Company recognized a gain of $10.2 million as a result of this transaction which has been recorded in Other Income on the Company’s consolidated statement of operations during the third quarter of the year ended December 31, 2016.  In July 2017, the Company received $2.7 million in cash of the total $3.7 million being held in escrow.  As a result, the Company has recognized a gain of $2.7 million recorded within Other Income on the Company’s condensed consolidated statement of operations in FY 2017.   In January 2018, the Company received the remaining $1.0 million in cash being held in escrow.  As a result, the Company has recognized a gain of $1.0 million recorded within Other Income on the Company’s condensed consolidated statement of operations in the Current Nine Months.

(3)

As part of the 2015 purchase of our joint venture partners’ interest in Iconix China, the Company acquired available-for-sale securities in China Outfitters Holdings Ltd.  The Company historically recorded the change in fair value through accumulated other comprehensive income on the Company’s condensed consolidated balance sheet.  In the three months ended March 31, 2018, the Company adopted ASU 2016-01 and accordingly, adjustments to the fair value of this entity will be recorded through other income on the Company’s condensed consolidated statement of operations prospectively.  As of January 1, 2018, the Company reclassified the $3.2 million cumulative loss in fair value of these available-for-sale securities which were historically recorded in accumulated other comprehensive loss to accumulated losses in accordance with ASU 2016-01.  As of September 30, 2018, the fair value of this investment was approximately $1.1 million.

6. Gains on Sale of Trademarks, Net

The following table details transactions comprising gains on sale of trademarks, net in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest in Sharper Image trademark in Iconix Southeast Asia(1)	$—	$—	$236	$—
Interest in Sharper Image trademark in Iconix Europe(1)	—	—	352	—
Interest in Sharper Image trademark in Iconix MENA(1)	—	—	250	—
Interest in Sharper Image trademark in Iconix Australia(1)	—	—	125	—
Interest in Sharper Image trademark in Iconix Canada(3)	—	500	—	500
Interest in Badgley Mischka trademark in Iconix Southeast Asia(2)	—	—	478	—
Interest in Badgley Mischka trademark in Iconix Europe(2)	—	—	(244)	—
Interest in Badgley Mischka trademark in Iconix MENA(2)	—	—	71	—
Interest in Badgley Mischka trademark in Iconix Canada(4)	—	375	—	375
Net gains on sale of trademarks	$—	$875	$1,268	$875

(1)

In December 2016, the Company sold its rights to the Sharper Image intellectual property and related assets to 360 Holdings, Inc. The Sharper Image intellectual property and related assets within other foreign territories, which was owned by certain of the Company’s joint venture entities, required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  As a result, in the Current Nine Months, the Company recognized an additional combined gain of approximately $1.0 million upon final execution of the agreement for the sale of the Sharper Image intellectual property and related assets which were previously owned by the Iconix Southeast Asia, Iconix Europe, Iconix MENA and Iconix Australia joint ventures.

(2)

In February 2016, the Company sold its rights to the Badgley Mischka intellectual property and related assets to Titan Industries, Inc. in partnership with the founders, Mark Badgley and James Mischka, and the apparel license MJCLK LLC.  The Badgley Mischka intellectual property and related assets within other foreign territories, which was owned by certain of the Company’s joint venture entities, required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  As a result, in the Current Nine Months, the Company recognized an additional combined net gain of approximately $0.3 million upon final execution of the agreement for the sale of the Badgley Mischka intellectual property and related assets which were previously owned by the Iconix Southeast Asia, Iconix Europe and Iconix MENA joint ventures.

(3)	In September 2017, the Company sold its interest in the Sharper Image trademark in Canada for $0.5 million in cash. The Company recognized a gain of $0.5 million as a result of this transaction.
(4)

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

Hedge Instruments

From time to time, the Company may purchase hedge instruments to mitigate income statement risk and cash flow risk of revenue and receivables. As of September 30, 2018, the Company had no hedge instruments.

Financial Instruments

As of September 30, 2018 and December 31, 2017, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our other equity investments is not readily determinable, and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these other equity investments as of September 30, 2018 or December 31, 2017. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion(1)	$691,638	$685,810	$800,842	$747,818

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

Additionally, the fair value of the other equity investments acquired as part of the 2015 purchase of our joint venture partners’ interest in Iconix China was approximately $1.1 million as of September 30, 2018.  Due to the adoption of ASU 2016-01, changes in fair value of this other equity investment will be prospectively recorded in the Company’s condensed consolidated statement of operations in future periods.

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other” (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks.  The Company recorded impairment charges on the Mossimo and Joe Boxer indefinite-lived trademarks and women’s segment goodwill during the Current Nine Months.  The Company recorded impairment charges on certain indefinite-lived and definite-lived assets during the Prior Year Nine Months.  Refer to Note 4 for further details.

8. Fair Value Option

During the Current Nine Months, the Company elected to account for its 5.75% Convertible Notes under the fair value option.  The fair value carrying amount and the contractual principal outstanding balance of the 5.75% Convertible Notes accounted for under the fair value option as of September 30, 2018 is $55.9 million and $111.0 million, respectively.  The change of $17.2 million and $73.7 million in the fair value of the 5.75% Convertible Notes accounted for under the fair value option are included in the Company’s condensed consolidated statement of operations for the Current Quarter and Current Nine Months, respectively, within Other Income.

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

9. Debt Arrangements

The Company’s debt obligations consist of the following:

	September 30, 2018	December 31, 2017
Senior Secured Notes	$376,154	$408,174
1.50% Convertible Notes	—	233,898
Variable Funding Note, net of original issue discount	94,250	91,363
Senior Secured Term Loan, net of original issue discount	170,865	74,813
5.75% Convertible Notes(1)	55,878	—
Unamortized debt issuance costs	(5,509)	(7,406)
Total debt	691,638	800,842
Less current maturities	50,406	44,349
Total long-term debt	$641,232	$756,493

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

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of September 30, 2018, the Company is in compliance with all covenants under the Securitization Notes.

The Company’s Securitization Notes include a test that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to the approximate cash flow available to pay such principal and interest; the test is referred to as the debt service coverage ratio (“DSCR”).  As a result of the decline in royalty collections received by the Co-Issuers during the twelve months ended June 30, 2018, the DSCR fell below 1.45x as of June 30, 2018.  Beginning July 1, 2018, the Co-Issuers were required to allocate 25% of residual royalty collections (i.e. collections less debt service, management, servicing, administrative and other fees) to a restricted reserve account administered by the securitization program’s trustee, which will result in cash remaining inside the securitization program.  The DSCR fell below 1.35x as of September 30, 2018 and as a result, beginning October 1, 2018, the Co-Issuers are required to allocate 50% of residual royalty collections (i.e. collections less debt service, management, servicing, administrative and other fees) to a restricted reserve account administered by the securitization program’s trustee, which will result in cash remaining inside the securitization program and not being distributed to the Company. The cash required to be maintained inside the securitization program may be released to the Company if the DSCR is at least 1.45x for two consecutive quarters.

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

As of September 30, 2018 and December 31, 2017, the total outstanding principal balance of the Securitization Notes was $476.2 million and $508.2 million, respectively, of which $42.7 million is included in the current portion of long-term debt on the consolidated balance sheet for both periods. As of September 30, 2018 and December 31, 2017, $20.3 million and $29.9 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For the Current Quarter and the Prior Year Quarter, cash interest expense relating to the Securitization Notes was approximately $5.6 million and $6.2 million, respectively.  For the Current Nine Months and the Prior Year Nine Months, cash interest expense relating to the Senior Secured Note was approximately $16.8 million and $21.3 million, respectively.

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

In connection with the Second Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the Senior Secured Term Loan (“Flex”) and ticking fees on the unfunded portion of the loan. The Second Amendment allows, among other things, for cash payments on account of the Flex and ticking fees to be paid from the proceeds of the First Delayed Draw Term Loan, which was previously fully funded in accordance with the terms of the Senior Secured Term Loan. After giving effect to the additional Flex provided in the Second Amendment, the Company estimates that it could be responsible for payments on account of Flex in an aggregate total amount of up to $12.0 million.  As of September 30, 2018, the Company has paid a total of approximately $5.0 million in Flex which is being amortized over the remaining life of the debt facility utilizing the effective interest rate method with the amortization expense being recorded in interest expense on the Company’s condensed consolidated statement of operations.

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

As of September 30, 2018 and December 31, 2017, the outstanding principal balance of the Senior Secured Term Loan is $170.9 million (which is net of $19.5 million of original issue discount) and $74.8 million (which is net of $8.0 million of original issue discount) of which $7.7 million and $1.7 million is recorded in current portion of long term debt on the Company’s consolidated balance sheet, respectively.

The Company recorded cash interest expense of approximately $4.5 million relating to the Senior Secured Term Loan during the Current Quarter as compared to $4.0 million for the Prior Year Quarter.   The Company recorded cash interest expense (including a commitment fee of approximately $1.2 million) of approximately $12.5 million relating to the Senior Secured Term Loan during the Current Nine Months as compared to $4.0 million for the Prior Year Nine Months, respectively.

The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $1.3 million relating to the Senior Secured Term Loan, included in interest expense on the unaudited condensed consolidated statement of operations, during the Current Quarter as compared to $0.5 million for the Prior Year Quarter.  The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $3.0 million relating to the Senior Secured Term Loan, included in interest expense on the unaudited condensed consolidated statement of operations, during the Current Nine Months as compared to $0.5 million for the Prior Year Nine Months.

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

Additionally, in April 2018 and June 2018, certain noteholders converted an aggregate outstanding principal balance of $5.2 million of their 5.75% Convertible Notes in to approximately 2.7 million shares of the Company’s common stock.  Pursuant to the note agreement, the Company was required to make a conversion make-whole payment which was also settled in the issuance of approximately 2.0 million shares of the Company’s common stock.  As a result of this transaction, the conversion of the outstanding principal balance of $5.2 million of its 5.75% Convertible Notes represented a reduction of $4.2 million in the fair value of the 5.75% Convertible Notes and $0.2 million was recorded for the difference in the fair value of the debt and the fair value of the common stock issued has been recorded within Other Income in the Company’s condensed consolidated statement of operations for the Current Nine Months.

The Company has elected to account for the 5.75% Convertible Notes based on the Fair Value Option accounting as outlined in ASC 825.  Refer to Note 8 for further details.  As of September 30, 2018, while the debt balance recorded at fair value on the Company’s condensed consolidated balance sheet is $55.9 million, the actual outstanding principal balance of the 5.75% Convertible Notes is $111.0 million.

The Company recorded interest expense of approximately $1.6 million relating to the 5.75% Convertible Notes during the Current Quarter as compared to none for the Prior Year Quarter.  The Company recorded interest expense of approximately $3.9 million relating to the 5.75% Convertible Notes during the Current Nine Months as compared to none for the Prior Year Nine Months.  The Company paid its first interest payment which was due on August 15, 2018 in shares of the Company’s common stock which resulted in the issuance of approximately 6.3 million shares.

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

On February 22, 2018, the Company exchanged $125 million of aggregate principal amount of 1.50% Convertible Notes for $125 million of aggregate principal amount of 5.75% Convertible Notes, and on March 15, 2018 (the maturity date), the Company repaid the remaining outstanding principal balance of $111.2 million of the 1.50% Convertible Notes, with the proceeds of the Second Delayed Draw Term Loan of $110 million plus cash on hand, effectively extinguishing the 1.50% Convertible Notes by its terms.  The exchange of the 1.50% Convertible Notes for the 5.75% Convertible Notes was accounted for as a debt extinguishment in accordance with ASC 470 and resulted in the Company recording a gain on extinguishment of debt of $4.5 million, which is recorded in the Company’s condensed consolidated statement of operations for the Current Nine Months.

For the Current Quarter, the Company recorded no non-cash interest expense (given the extinguishment of the debt as is discussed above) as compared to $3.5 million for the Prior Year Quarter, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.  For the Current Nine Months and the Prior Year Nine Months, the Company recorded additional non-cash interest expense of approximately $1.9 million and $10.8 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Quarter, the Company recorded no cash interest expense relating to the 1.50% Convertible Notes (given the extinguishment of the debt as is discussed above) as compared to approximately $1.1 million in the Prior Year Quarter.  For the Current Nine Months and the Prior Year Nine Months, the Company recorded cash interest expense relating to the 1.50% Convertible Notes of approximately $0.6 million and $3.3 million, respectively.

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

Given the principal balance of the loan was reduced to zero as of June 30, 2017, the Company recorded no cash interest during the Current Quarter and Prior Year Quarter and recorded no interest during the Current Nine Months as compared to $12.4 million in the Prior Year Nine Months.

Debt Maturities

As of September 30, 2018, the Company’s debt maturities on a calendar year basis are as follows:

	Total	October 1 through December 31, 2018	2019	2020	2021	2022	Thereafter
Senior Secured Notes	$376,154	$10,673	$42,693	$42,693	$42,693	$42,693	$194,709
Variable Funding Notes(1)	$94,250	—	—	94,250	—	—	—
Senior Secured Term Loan(2)	$170,865	964	11,570	19,284	19,284	119,763	—
5.75% Convertible Notes(3)	$55,878	—	—	—	—	—	55,878
Total	$697,147	$11,637	$54,263	$156,227	$61,977	$162,456	$250,587

(1)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the unaudited condensed consolidated balance sheet as of September 30, 2018.  The actual principal outstanding balance of the Variable Funding Notes is $100.0 million as of September 30, 2018.

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the unaudited condensed consolidated balance sheet as of June 30, 2018.  The actual principal outstanding balance of the Senior Secured Term Loan is $190.4 million as of September 30, 2018.

(3)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the unaudited condensed consolidated balance sheet as of September 30, 2018.  The actual principal outstanding balance of the 5.75% Convertible Notes is $111.0 million as of September 30, 2018.

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

Shares Reserved for Issuance

As of September 30, 2018, there were approximately 3.4 million common shares available for issuance under the 2016 Plan.  On May 7, 2018, the Company filed a Form S-8 to register the 1.9 million shares available for issuance under the 2016 Plan that were approved at the 2017 Annual Meeting of Stockholders.

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

There was no compensation expense related to stock option grants or warrant grants during the Current Nine Months or Prior Year Nine Months as all prior awards have been fully expensed.  Additionally, no stock options or warrants were granted during the Current Nine Months or Prior Year Nine Months.

As of September 30, 2018, there was a total of 20,000 stock options outstanding and exercisable at a weighted average exercise price of $12.29.  As of September 30, 2018, there was a total of 20,000 warrants outstanding and exercisable at a weighted average exercise price of $6.64.  During the Current Nine Months, there were no canceled, exercised or expired/forfeited stock options or warrants.

The weighted average contractual term (in years) of options outstanding and exercisable and warrants outstanding and exercisable as of September 30, 2018 was 0.75 and 0.01, respectively.

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

The following table summarize information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2018	1,308,084	$25.29
Granted	50,000	0.75
Vested	(581,372)	7.12
Forfeited/Canceled	116,395	7.48
Non-vested, September 30, 2018	893,107	$33.43

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

Compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) for the Current Quarter and Prior Year Quarter was approximately $0.2 million and $0.6 million, respectively.

Compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) for the Current Nine Months and Prior Year Nine Months was approximately $1.9 million and $2.9 million, respectively.

An additional amount of $0.7 million of expense of compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) is expected to be expensed evenly over a period of approximately eighteen months.

For both the Current Quarter and Prior Year Quarter, the Company repurchased shares valued at less than $0.1 million of its common stock in connection with net share settlement of restricted stock grants and option exercises.  For the Current Nine Months and the Prior Year Nine Months, the Company repurchased shares valued at approximately $0.1 million and approximately $1.1 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.

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

Compensation expense related to the retention stock awards was approximately $0.2 million for both the Current Quarter and Prior Year Quarter.  Compensation expense related to the retention stock awards was approximately $0.7 million for both the Current Nine Months and Prior Year Nine Months.

An additional amount of $0.2 million of expense of compensation expense related to retention stock awards is expected to be expensed evenly over the remainder of FY 2018.

Long-Term Incentive Compensation

On March 31, 2016, the Company approved a new plan for long-term incentive compensation (the “2016 LTIP”) for key employees and granted equity awards under the 2016 LTIP in the aggregate amount of 707,028 shares at a weighted average share price of $7.31 with a then current value of approximately $5.2 million. For each grantee other than Mr. Haugh, the Company’s former Chief Executive Officer, 33% of the award was in the form of restricted stock units (“RSUs”) and 67% of the award was in the form of target level performance stock units (“PSUs”).  Mr. Haugh’s award under the 2016 LTIP consisted of 25% RSUs and 75% PSUs. The RSUs for each grantee vest in three equal installments annually over a three-year period. Other than for Mr. Haugh, the PSUs cliff vest over three years based on the achievement of an aggregate adjusted operating income performance target established by the Compensation Committee.  Subject to his continued employment, one-third of Mr. Haugh’s PSUs were to be converted to time-based awards on December 31, 2016, December 31, 2017 and December 31, 2018, based on the achievement of aggregate adjusted operating income performance targets established by the Compensation Committee, and such time-based awards shall vest and be settled on December 31, 2018.  As noted above, as of Mr. Haugh’s termination date, approximately 0.2 million shares of this award vested, but will be issued on December 31, 2018 and the Company accelerated approximately $0.3 million of stock compensation expense for these awards.  Additionally, given Mr. Haugh’s termination date, the one-third awards that would have converted to time-based awards on December 31, 2018 were forfeited and the Company reversed approximately $0.6 million of stock compensation expense for this tranche.  For the Current Quarter and the Current Nine Months, less than 0.1 million shares and approximately 0.1 million shares, respectively, were forfeited in respect of the 2016 LTIP.  The weighted average remaining contractual term (in years) of the PSUs is less than one year.

On March 7, 2017, the Company approved a new plan for long-term incentive compensation (the “2017 LTIP”) for certain employees and granted equity awards under the 2017 LTIP in the aggregate amount of 871,011 shares at a weighted average share price of $7.52 with a then current value of $6.6 million.  For each grantee, 33% of the award was in the form of RSUs and 67% of the award was in the form of target level PSUs.  The material terms of the PSUs and RSUs are substantially similar to those set forth in the 2016 LTIP.  Specifically, the RSUs vest one third annually on each of March 30, 2018, March 30, 2019 and March 30, 2020.  The PSUs vest based on performance metrics approved by the Compensation Committee, which, for the performance period commencing January 1, 2017 and ending on December 31, 2019, are based on the Company’s achievement of an aggregate adjusted operating income performance target as set forth in the applicable award agreements, and continued employment through December 31, 2019.  For the Current Quarter and Current Nine Months, less than 0.1 million shares and approximately 0.2 million, respectively, were forfeited in respect of the 2017 LTIP.  The weighted average remaining contractual term (in years) of the PSUs is two years.

On March 15, 2018, the Company approved a new plan for long-term incentive compensation (the “2018 LTIP”) for certain employees which consisted of (i) equity awards in the aggregate amount of 2,241,828 shares at a weighted average share price of $1.38 with a then current value of $3.1 million and (ii) cash awards in the aggregate amount of approximately $3.1 million.  For each grantee, 50% of the award was in the form of PSUs and 50% of such award was in the form of cash (the “Cash Grant”).  The Cash Grants comprising the 2018 LTIP vest in 48 equal semi-monthly installments on the 15th and last days of each month, beginning March 31, 2018 and ending March 15, 2020, subject in each case to continued employment through the applicable vesting date.  Each installment is paid within 15 days of the applicable vesting date.  Upon the end of an employee’s employment with the Company, any remaining unpaid portion of the Cash Grant is forfeited.  The PSUs vest based on performance metrics approved by the Compensation Committee over three separate performance periods, commencing on January 1 of each of 2018, 2019 and 2020 and ending on December 31 of each of 2018, 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted operating income performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date.  For the Current Quarter and Current Nine Months, there were less than 0.1 million shares and approximately 0.9 shares, respectively, forfeited in respect of the 2018 LTIP.  The weighted average remaining contractual term (in years) of the PSUs is three years.

Compensation benefit was recognized related to the PSUs granted as part of the long-term incentive plans of $2.1 million and $1.7 million in the Current Quarter and Prior Year Quarter, respectively.  Compensation benefit was recognized related to the PSUs issued as part of the long-term incentive plans of $2.8 million in the Current Nine Months as compared to compensation expense of $0.6 million in the Prior Year Nine Months.  The compensation benefit recognized during the Current Quarter and Current Nine Months is as a result of the Company revising its future forecasted earnings associated with the Sears bankruptcy filing which in accordance with ASC 718, required the Company to reverse compensation expense recognized in prior periods as the PSUs were no longer projected to earn-out on the vesting date for the 2017 LTIP as well as a reduction in the projected earn-out on the vesting date for the 2016 LTIP.  Refer to Note 22 for further details.

An additional amount of $0.1 million of expense of compensation expense related to the PSUs granted as part of 2016 LTIP is expected to be expensed evenly over the remainder of FY 2018.

11. Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of restricted stock-based awards, common shares issuable upon exercise of stock options and warrants and shares underlying convertible notes potentially issuable upon conversion. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options outstanding were exercised, and all convertible notes have been converted into common stock.

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, all or approximately 0.2 million shares were anti-dilutive, as compared to approximately 0.4 million shares that were anti-dilutive for the Prior Year Quarter.

For the Current Quarter, approximately 0.1 million of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive as compared to approximately 0.2 million of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive in the Prior Year Quarter.

For both the Prior Year Quarter and Prior Year Nine Months, warrants issued in connection with the Company’s 1.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation. Note there were no warrants associated with the Company’s 1.50% Convertible Notes for the Current Quarter or the Current Nine Months as the outstanding principal balance was repaid on March 15, 2018 (the maturity date).

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Basic	71,844	57,189	64,577	57,081
Effect of convertible notes subject to conversion	104,066	—	58,519	—
Effect of exercise of stock options	—	—	—	—
Effect of assumed vesting of dilutive shares	—	—	—	—
Diluted	175,910	57,189	123,096	57,081

As a result of the Company being in a net loss position during the Current Nine Months, dilution from the exercise of vesting of restricted stock has been excluded in the diluted earnings per share calculation.

In accordance with ASC 480, the Company considers its redeemable non-controlling interest in its computation of both basic and diluted earnings per share. In addition, in accordance with ASC 260, the Company considers its 5.75% Convertible Notes in its computation of diluted earnings per share.  For the Current Quarter, Prior Year Quarter, Current Nine Months, and Prior Year Nine Months, adjustments to the Company’s redeemable non-controlling interest and effects of potential conversion on the 5.75% Convertible Notes had impacts on the Company’s earnings per share calculations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
For earnings (loss) per share - basic:
Net income (loss) from continuing operations attributable to Iconix Brand Group, Inc.	$20,224	$(550,571)	$(31,446)	$(559,707)
Accretion of redeemable non-controlling interest	(5,744)	(547)	(8,652)	(1,641)
Net income (loss) attributable to Iconix Brand Group, Inc. after accretion of redeemable non- controlling interest for basic earnings (loss) per share	14,480	(551,118)	(40,098)	(561,348)

Net income (loss) from discontinued operations attributable to Iconix Brand Group, Inc.	—	(2,130)	—	46,369

Net income (loss) attributable to Iconix Brand Group, Inc. for basic earnings (loss) per share	$14,480	$(553,248)	$(40,098)	$(514,979)

For earnings (loss) per share - diluted:
Net income (loss) from continuing operations attributable to Iconix Brand Group, Inc.	$20,224	$(550,571)	$(31,446)	$(559,707)
Effect of potential conversion of 5.75% Convertible Notes	(15,641)	—	(59,066)	—
Accretion of redeemable non-controlling interest	(5,744)	(547)	(8,652)	(1,641)
Net loss attributable to Iconix Brand Group, Inc. after the effect of potential conversion of 5.75% Convertible Notes and accretion of redeemable non- controlling interest for diluted earnings (loss) per share	$(1,161)	$(551,118)	$(99,164)	$(561,348)

Net income (loss) from discontinued operations attributable to Iconix Brand Group, Inc.	—	(2,130)	—	46,369

Net loss attributable to Iconix Brand Group, Inc. for diluted earnings (loss) per share	$(1,161)	$(553,248)	$(99,164)	$(514,979)

Earnings (loss) per share - basic:
Continuing operations	$0.20	$(9.64)	$(0.62)	$(9.83)
Discontinued operations	$—	$(0.04)	$—	$0.81
Earnings (loss) per share - basic	$0.20	$(9.67)	$(0.62)	$(9.02)

Earnings (loss) per share - diluted:
Continuing operations	$(0.01)	$(9.64)	$(0.81)	$(9.83)
Discontinued operations	$—	$(0.04)	$—	$0.81
Earnings (loss) per share - diluted	$(0.01)	$(9.67)	$(0.81)	$(9.02)

Weighted average number of common shares outstanding:
Basic	71,844	57,189	64,577	57,081
Diluted	175,910	57,189	123,096	57,081

12. Contingencies

On May 1, 2017, 3TAC, LLC, referred to as 3TAC, a former licensee of the Company, and West Loop South, LLC, referred to as West Loop (3TAC and West Loop collectively referred to as Plaintiffs), filed a second amended complaint against the Company, its affiliate, IP Holdings Unltd., LLC, referred to as IPHU, and the Company’s former CEO, Neil Cole (the Company, IPHU, and Cole are collectively referred to as the Iconix Parties), in the action captioned 3TAC, LLC and West Loop South, LLC v. Iconix Brand Group, Inc.,IP Holdings Unltd, LLC and Neil Cole, Case No. 16-cv-08795-GBD-RWL in the United States District Court for the Southern District of New York.  Plaintiffs asserted claims for breach of contract, tortious interference with contract and business relations, unjust enrichment, trade libel, unfair competition and prima facie tort relating to the Iconix Parties’ alleged breach of a Global License Agreement, as amended, between 3TAC and IPHU concerning intellectual property rights in and to the Marc Ecko brands, the Iconix Parties’ alleged interference with 3TAC’s performance thereunder, and the Iconix Parties’ alleged interference with a related sublicense between 3TAC and West Loop.  On October 27, 2017, Judge Katherine B. Forrest granted the Iconix Parties’ motion to dismiss Plaintiffs’ unjust enrichment, trade libel, unfair competition and prima facie tort claims.  Plaintiffs filed a Third Amended Complaint on June 11, 2018, in which no new claims were asserted, and the only additional allegations are related to the allegedly “inconsistent” exclusive license of New Rise Brand Holdings, LLC.  Plaintiffs seek damages of at least $22 million for their remaining claims as well as punitive damages, attorneys’ fees and costs.  The Iconix Parties are vigorously defending against the remaining claims.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

On November 1, 2017, Seth Gerszberg and EGRHC, LLC, collectively referred to as Plaintiffs, (EGRHC, LLC suing in its capacity as a successor-in-interest to Suchman, LLC, referred to as Suchman, a company wholly-owned by Gerszberg that entered into a joint venture with the Company pursuant to which they formed IP Holdings Unltd., LLC, referred to as IPHU), filed an action captioned Gerszberg and EGRHC, LLC v. Iconix Brand Group, Inc., IP Holdings Unltd, LLC and Neil Cole, Case No. 17-cv-08421-GBD-RWL in the United States District Court for the Southern District of New York.  Plaintiffs asserted claims against the Company, IPHU, and Neil Cole (collectively referred to as the Iconix Parties) for breach of IPHU’s Operating Agreement and related breaches of fiduciary duties, breach of an agreement pursuant to which the Company bought out Suchman’s interest in IPHU and fraudulent inducement and unjust enrichment regarding that buyout agreement; and also asserted claims for fraudulent inducement regarding the fourth amendment of the Global License Agreement between 3TAC, LLC and IPHU concerning the intellectual property rights in and to the Marc Ecko brands.  On May 7, 2018, Judge Katherine B. Forrest dismissed the breach of fiduciary duty, breach of the IPHU Operating Agreement, and unjust enrichment claims, based largely upon a release provision in the buyout agreement.  Further, the court narrowed the remaining claims in the following manner: limiting the fraudulent inducement claim to the fourth amendment to the Global License Agreement (ruling that the fraudulent inducement claim as to the buyout agreement was released), and limiting the breach of the buyout agreement claim to the government investigation representation.  Plaintiffs seek more than $100 million in damages, including compensatory and punitive damages, disgorgement and restitution.  The Iconix Parties are vigorously defending against the remaining claims asserted by Plaintiffs.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

In April 2016, New Rise Brands Holdings, LLC, referred to as New Rise, a former licensee of the Ecko Unlimited trademark, and Sichuan New Rise Import & Export Co. Ltd., referred to as Sichuan, the guarantor under New Rise's license agreement, commenced an action captioned New Rise Brands Holdings, LLC and Sichuan New Rise Import & Export Co. Ltd v. IP Holdings Unltd, LLC, et al., Index No. 652278/2016 in the New York State Supreme Court, New York County against the Company’s subsidiary, IP Holdings Unltd, LLC, referred to as IP Holdings, seeking damages of at least $15 million, plus punitive damages of $50 million, counsel fees and costs.  Among other claims, New Rise and Sichuan allege improper termination of New Rise’s license agreement, fraud and misappropriation.  On September 21, 2018, New Rise and Sichuan served an expert report claiming damages ranging from $15.6 million to $44.2 million.  IP Holdings is vigorously defending against the claims and has asserted counterclaims against New Rise and Sichuan.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

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

The Company continues to cooperate in the previously disclosed SEC investigation.

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

13. Related Party Transactions

For the Prior Year Nine Months, the Company paid less than $0.1 million to Galore Media, Inc. in relation to certain marketing services to promote the Company’s brands and for the rights to certain warrants of Galore Media, Inc. as compared to none during the Current Year Nine Months.  The Company owned a minority interest in Galore Media, Inc.  The Company sold its interest in Galore Media during FY 2017.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  In the case of Sports Direct International plc (“Sports Direct”), the Company maintains license agreements with Sports Direct, but in addition, during the Current Quarter, the Company entered into a cooperation agreement with Sports Direct that allowed Sports Direct to appoint two members to the Company’s Board of Directors.  For the Current Quarter, Current Nine Months, Prior Year Quarter and Prior Year Nine Months, the Company recognized the following royalty revenue amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Joint Venture Partner
Global Brands Group Asia Limited (1)	$2,587	$6,472	$14,353	$14,168
Buffalo International ULC(2)	—	—	—	690
Rise Partners, LLC / Top On International Group Limited	242	—	725	695
M.G.S. Sports Trading Limited	139	188	475	405
Pac Brands USA, Inc.	47	74	171	197
Albion Equity Partners LLC / GL Damek	776	448	1,993	1,366
Anthony L&S	—	98	617	98
MHMC	732	450	2,195	1,350
Sports Direct International plc	275	—	275	—
	$4,798	$7,730	$20,804	$18,969

(1)

Global Brands Group Asia Limited also served as agent to Peanuts Worldwide in respect of the Greater China Territory for Peanuts brands.  As of June 30, 2017, due to the completion of the sale of the Entertainment segment, Global Brands Group Asia Limited is no longer a related party in its capacity as agent of Peanuts Worldwide.  For the Prior Year Quarter and Prior Year Nine Months, Global Brands Group Asia Limited earned fees of approximately $0 million and less than $1.6 million, respectively, in its capacity as agent to Peanuts Worldwide, which have been recorded within discontinued operations in the Company’s condensed consolidated statement of operations.

(2)

Prior to FY 2017, Buffalo International ULC maintained the Buffalo license agreement.  However, starting in February 2017, Buffalo International ULC effectively assigned the Buffalo license agreement to GBG.  The license revenue from the Buffalo license agreement represents approximately $2.3 million and $6.0 million of the total license revenue for GBG shown in the table above for the Current Quarter and Prior Year Quarter, respectively.  The license revenue from the Buffalo license agreement represents approximately $13.4 million and $12.7 million of the total license revenue for GBG shown in the table above for the Current Nine Months and Prior Year Nine Months, respectively.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state and local, and foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes.  In the normal course of business, the Company is subject to examination in such domestic and foreign jurisdictions.  During the fourth quarter of 2016, the Internal Revenue Service initiated an audit of the 2014 federal income tax return which is still ongoing.  The Company recognized no interest expense related to uncertain tax positions in both the Current Quarter and Prior Year Quarter.  The Company recognized no interest expense related to uncertain tax positions in the Current Nine Months as compared to approximately $0.9 million during the Prior Year Nine Months.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these items and the three consecutive years of pretax losses (resulting from impairment), management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance for all taxing jurisdictions starting as of September 30, 2017, other than for Canadian operations.  In addition, the Company continues to have deferred tax liabilities related to indefinite lived intangibles on the condensed consolidated balance sheet a portion of which cannot be considered to be a source of taxable income to offset deferred tax assets.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act. The new law, which is also commonly referred to as “U.S. tax reform”, significantly changed U.S. corporate income tax laws. The primary impact on the Company was associated with the effect of reducing the U.S. corporate income tax rate from 35% to 21% starting in 2018. As a result, the Company estimated a net benefit of $67 million which was recorded during the fourth quarter of 2017.  Other provisions of the law took effect January 1, 2018, including, but not limited to, creating a territorial tax system, eliminating or limiting the deduction of certain expenses including interest expense, and requiring a tax on earnings generated by foreign subsidiaries that are in excess of a specified return.

As of September 30, 2018, the Company continues to evaluate its accounting for the tax effects of the enactment of the law.  The Company made a reasonable estimate and recorded in the fourth quarter of 2017 (i) a net income tax provision of $34 million resulting from the remeasurement of the Company’s net deferred income tax assets and liabilities and uncertain tax liabilities based on the new reduced U.S. corporate income tax rate, and (ii) an income tax benefit of $101 million from the remeasurement of the Company’s valuation allowance for the impact of the law on certain tax attributes.  In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on its existing accounting under GAAP and the provisions of the tax laws that were in effect prior to enactment. Once the Company finalizes its analysis, it will be able to conclude on further adjustments, if any, to be recorded to these provisional amounts.  Any such change will be reported as a component of income taxes in the period in which such adjustments are determined but in no case later than the fourth quarter of 2018.

The Company’s consolidated effective tax rate from continuing operations for the Current Quarter was 4.5% which resulted in a $1.0 million income tax expense as compared to the consolidated effective tax rate from continuing operations for the Prior Year Quarter of 4.9% which resulted in a $29.6 million income tax benefit.  The decrease in the effective tax rate for the Current Quarter as compared to the Prior Year Quarter is primarily a result of the benefit recognized from the trademark impairment charge of approximately $4.4 million which was significantly reduced due to a valuation allowance against the deferred tax asset.

The Company’s consolidated effective tax rate from continuing operations for the Current Nine Months was 0.6% which resulted in a $0.1 million income tax benefit compared to the consolidated effective tax rate from continuing operations for the Prior Year Nine Months of 4.8% which resulted in a $29.2 million income tax benefit on a pretax loss of $613 million.  The decrease in the effective tax rate in the Current Nine Months as compared to the Prior Year Nine Months is primarily a result of the benefits recognized in the Prior Year Nine Months from the trademark and goodwill impairment charges which was reduced by a valuation allowance against the impairment charges.  Also, during the Prior Year Nine Months, the Company expensed approximately $2.0 million as a discrete item related to a change in estimate associated with certain state and local income tax audits.

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

We have net operating loss (“NOL”) carryforwards for federal and state income tax purposes which, generally, can be used to reduce future taxable income. Our use of our NOL carryforwards is limited under Section 382 of the Internal Revenue Code, as we have had a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code. These complex changes of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of our stock, including certain public “groups” of shareholders as set forth under Section 382 of the Internal Revenue Code, including those arising from new stock issuances and other equity transactions.  Some of these NOL carryforwards will expire if they are not used within certain periods. At this time, we consider it more likely than not that we will not have sufficient taxable income in the future that will allow us to realize these NOL carryforwards.

15. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the Current Nine Months and Prior Year Nine Months:

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2017	$(48,103)	$(3,177)	$(51,280)
Changes before reclassifications	(3,509)	—	(3,509)
Cumulative adjustment for adoption of ASU 2016-01	—	3,177	3,177
Current period other comprehensive income	(3,509)	3,177	(332)
Balance at September 30, 2018	$(51,612)	$—	$(51,612)

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2016	$(67,735)	$(2,693)	$(70,428)
Changes before reclassifications	20,900	(625)	20,275
Current period other comprehensive income	20,900	(625)	20,275
Balance at September 30, 2017	$(46,835)	$(3,318)	$(50,153)

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

Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s condensed consolidated statement of operations as a discontinued operation for the Prior Year Quarter and Prior Year Nine Months.  See Note 2 in Notes to Consolidated Financial Statements for further details.

The geographic regions consist of the United States and Other (which principally represent Latin America and Europe). Revenues attributable to each region are based on the location in which licensees are located and where they principally do business.

Reportable data for the Company’s operating segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Licensing revenue:
Women's	$15,201	$21,043	$48,670	$76,820
Men's	7,282	11,393	27,752	31,568
Home	7,060	7,515	20,533	22,676
International	16,681	13,214	48,029	42,471
	$46,224	$53,165	$144,984	$173,535
Operating income (loss):
Women's	$3,234	$(281,889)	$(77,832)	$(232,259)
Men's	1,855	(132,183)	8,393	(141,442)
Home	3,555	(91,203)	15,887	(77,717)
International	9,188	(82,505)	23,757	(67,021)
Corporate	(5,726)	(8,078)	(37,149)	(27,930)
	$12,106	$(595,858)	$(66,944)	$(546,369)

17. Other Assets- Current and Long-Term

Other Assets - Current

	September 30, 2018	December 31, 2017
Other assets- current consisted of the following:
Notes receivables on sale of trademarks (1)	$2,755	$3,097
Note receivable in connection with acquisition of interest in Buffalo brand	—	2,515
Due from DHX Media, Ltd.(2)	—	1,175
Contract asset - current	6,405	—
Prepaid advertising	2,500	2,453
Prepaid expenses	2,409	4,621
Deferred charges	15	—
US federal tax receivables	15,854	29,662
Prepaid taxes	5,011	2,347
Prepaid insurance	321	1,428
Due from related parties	3,894	3,843
Other current assets	528	709
Other current assets	$39,692	$51,850

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

Other Assets – Long Term

	September 30,	December 31,
	2018	2017
Other noncurrent assets consisted of the following:
Contract asset - long term	$12,904	$—
Prepaid Interest	5,649	5,601
Deposits	528	616
Other noncurrent assets	22	51
Other noncurrent assets	$19,103	$6,268

18. Other Liabilities – Current

As of September 30, 2018 and December 31, 2017, other current liabilities of $9.4 million and $13.6 million, respectively, related to $9.4 million and $9.2 million, respectively, due to certain joint ventures that are not consolidated with the Company and $0 million and $4.4 million, respectively, owed to Buffalo International for distributions associated with the Buffalo joint venture.

19. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company located in Luxembourg, is the Euro.  However, the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and the Prior Year Quarter, the Company recorded a $0.3 million currency translation loss and a $1.1 million currency translation gain, respectively, that is included in the condensed consolidated statement of operations.  Due to fluctuations in currency in the Current Nine Months and the Prior Year Nine Months, the Company recorded a $0.5 million currency translation loss and a $2.8 million currency translation loss, respectively, that is included in the condensed consolidated statement of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and the Prior Year Quarter, the Company recognized as a component of its comprehensive income, a foreign currency translation loss of $0.7 million and foreign currency translation gain of $6.4 million, respectively, due to changes in foreign exchange rates during the Current Quarter and the Prior Year Quarter, respectively.  During the Current Nine Months and the Prior Year Nine Months, the Company recognized as a component of its comprehensive income, a foreign currency translation loss of $3.5 million and a foreign currency translation gain of $20.9 million, respectively, due to changes in foreign exchange rates during the Current Nine Months and the Prior Year Nine Months.

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

21. Other Matters

During the Current Quarter and the Prior Year Quarter, the Company included in its selling, general and administrative expenses approximately $1.8 million and $2.4 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation and the class action and derivative litigations.  During the Current Nine Months and the Prior Year Nine Months, the Company included in its selling, general and administrative expenses approximately $7.2 million and $7.1 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation and the class action and derivative litigations.

As of June 15, 2018, Mr. Haugh, the Company’s former Chief Executive Officer and President, was no longer an employee of the Company or member of the Company’s board of directors.  Included in the charges related to professional fees discussed above is $2.1 million recorded in the Current Nine Months associated with his severance and other benefits.

22. Subsequent Events

On October 15, 2018, Sears Holding Corporation (“Sears”) filed for Chapter 11 bankruptcy.  The Company maintains license agreements with Sears for its Joe Boxer, Bongo and Cannon trademarks.  At this time, the Company is uncertain of the outcome of the Sears bankruptcy filing and how it could affect the future revenues and cash flows of these brands as well as if any future indefinite-lived intangible asset impairment charge for these trademarks is expected.  As new and additional information is learned about the Sears bankruptcy filing, the Company will update its forecasted future earnings for the Joe Boxer, Cannon and Bongo trademarks in the fourth quarter of FY 2018 as is deemed necessary.  Refer to Note 4 for further details.  As a result of the bankruptcy filing, the Company recorded a bad debt reserve of $8.2 million which represents the outstanding accounts receivable balance due from Sears as of September 30, 2018 of which $3.9 million was recognized as revenue during the Current Quarter.

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

As of September 30, 2018, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer  ® , Rampage  ® , Mudd  ® , London Fog  ® , Mossimo  ® , Ocean Pacific/OP  ® , Danskin /Danskin Now ® , Rocawear  ®  /Roc Nation  ® , Artful Dodger  ® , Cannon  ® , Royal Velvet  ® , Fieldcrest  ® , Charisma  ® , Starter  ® , Waverly  ® , Ecko Unltd  ®  /Mark Ecko Cut & Sew ® , Zoo York  ® , Umbro  ® and Lee Cooper  ®; and interests in Material Girl  ® , Ed Hardy  ® , Truth or Dare  ® , Modern Amusement  ® , Buffalo  ® , Hydraulic ®  and Pony ® .

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

Globally, the Company has over 50 DTR licenses and more than 400 total licenses.  Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and generally without inventory, production or distribution costs or risks, and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows.  As of October 1, 2018, the Company had over $425 million of aggregate guaranteed royalty revenue over the terms of the Company’s existing contracts excluding renewals.

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

Therefore, the Company has disclosed these reportable segments for the periods shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Licensing revenue:
Women's	$15,201	$21,043	$48,670	$76,820
Men's	7,282	11,393	27,752	31,568
Home	7,060	7,515	20,533	22,676
International	16,681	13,214	48,029	42,471
	$46,224	$53,165	$144,984	$173,535
Operating income (loss):
Women's	$3,234	$(281,889)	$(77,832)	$(232,259)
Men's	1,855	(132,183)	8,393	(141,442)
Home	3,555	(91,203)	15,887	(77,717)
International	9,188	(82,505)	23,757	(67,021)
Corporate	(5,726)	(8,078)	(37,149)	(27,930)
	$12,106	$(595,858)	$(66,944)	$(546,369)

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total revenue for the Current Quarter was $46.2 million, a 13% decrease as compared to $53.2 million for the Prior Year Quarter. Total licensing revenue was positively impacted by approximately $0.4 million due to the consolidation of the Australia joint venture. Excluding the Australia joint venture, licensing revenue was down 14%. The women’s segment decreased 28% from $21.0 million in the Prior Year Quarter to $15.2 million in the Current Quarter primarily due to a decrease in licensing revenue from our Danskin and Ocean Pacific brands as the brands transition from their historical DTR relationships. The men’s segment decreased 36% from $11.4 million in the Prior Year Quarter to $7.3 million in the Current Quarter due to a decrease in licensing revenue from our Buffalo and Starter brands. The home segment decreased 6% from $7.5 million in the Prior Year Quarter to $7.1 million in the Current Quarter mainly due to weakness in our Waverly brand. The international segment increased 26% from $13.2 million in the Prior Year Quarter to $16.7 million in the Current Quarter, mainly due to strength in China, Europe, India and MENA.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $30.2 million for the Current Quarter as compared to $21.5 million for the Prior Year Quarter, an increase of $8.7 million or 40%. SG&A in the Current Quarter included an $8.2 million accounts receivable reserve for the impact of the Sears bankruptcy. Excluding the reserve for Sears, SG&A for the Current Quarter was $22.0 million which is an increase of 2% over the Prior Year Quarter. SG&A from the women’s segment increased 234% from $2.4 million in the Prior Year Quarter to $7.9 million in the Current Quarter mainly due to a $5.4 million increase in accounts receivables reserves and write-offs due to the Sears bankruptcy. Excluding Sears, SG&A in the women’s segment decreased 2%. SG&A from the men’s segment increased 106% from $2.6 million in the Prior Year Quarter to $5.4 million in the Current Quarter primarily due to a $1.9 million increase in advertising mostly in our Starter, Umbro and Buffalo brands. SG&A from the home segment increased 318% from $0.8 million in the Prior Year Quarter to $3.5 million in the Current Quarter mainly due to a $2.4 million increase in accounts receivables reserves and write-offs due to the Sears bankruptcy. Excluding Sears, SG&A in the home segment increased 12% mostly due to an increase in advertising. SG&A from the international segment increased 13% from $7.1 million in the Prior Year Quarter to $8.0 million in the Current Quarter mainly due to a $1.0 million increase in advertising costs. Corporate SG&A decreased 38% from $8.6 million in the Prior Year Quarter to $5.3 million primarily due to a decrease of $3.6 million in compensation costs. This mostly related to a decrease in performance based compensation as a result of the Sears bankruptcy.

Loss on Termination of Licenses. Loss on termination of licenses was zero for the Current Quarter, compared to $2.8 million in the Prior Year Quarter. The charge in the Prior Year Quarter was mostly related to the Rocawear brand tied to specific litigation.

Depreciation and Amortization. Depreciation and amortization was $0.5 million for the Current Quarter, compared to $0.6 million in the Prior Year Quarter, mostly as a result of a decrease in amortization costs in the Current Quarter.

Equity earnings on joint ventures. Equity earnings on joint ventures was $1.0 million for the Current Quarter, compared to $0.5 million for the Prior Year Quarter. The Prior Year Quarter included a loss of $0.6 million from our investments in China.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was zero for the Current Quarter, compared to $0.9 million in the Prior Year Quarter. The gain in the Prior Year Quarter was related to the sale of the Badgley Mischka and Sharper Image brands in Canada.

Trademark & Goodwill Impairment.  Trademark & Goodwill Impairment loss for the Current Quarter was $4.4 million as compared to a loss of approximately $625.5 million in the Prior Year Quarter.  The Trademark Impairment for the Current Quarter related to Joe Boxer while the Trademark Impairment for the Prior Year Quarter was approximately $521.7 million primarily related to a write-down in the women’s segment and men’s segment. The Goodwill Impairment for the Prior Year Quarter was $103.9 million primarily related to a write-down in our women’s segment and men’s segment.  The trademark impairment charge in the Current Quarter was primarily due to the ongoing financial distress of Sears and its continued liquidity challenges.  The trademark and goodwill impairment charges in the Prior Year Quarter are primarily due to declines in net sales in certain brands within the segments and an inability to secure additional license agreements with guaranteed minimum royalties in future periods for the brands.

Operating Income (loss). Total operating income for the Current Quarter was $12.1 million an increase of $608.0 million as compared to a loss of approximately $595.9 million in the Prior Year Quarter. Excluding trademark and goodwill impairment, total operating income was $16.5 million for the Current Quarter or 36% of total revenue as compared to total operating income of $29.7 million in the Prior Year Quarter or 56% of total revenue. Operating income from the women’s segment was $3.2 million in the Current Quarter compared to a loss of $281.9 million Prior Year Quarter. Excluding trademark & goodwill impairment and the loss on the termination of licenses, women’s operating income in the Current Quarter was $7.6 million as compared to $19.0 million in the Prior Year Quarter. Operating income from the men’s operating segment was $1.9 million in the Current Quarter compared to a loss of $132.2 million in the Prior Year Quarter. Excluding trademark & goodwill impairment and the loss on the termination of licenses, men’s operating income in the Prior Year Quarter was $8.6 million. Operating income from the home segment was $3.6 million in the Current Quarter compared to a loss of $91.2 million in the Prior Year Quarter. Excluding trademark & goodwill impairment, home operating income in the Prior Year Quarter was $6.7 million. Operating income from the international segment was $9.2 million in the Current Quarter compared to a loss of $82.5 million in the Prior Year Quarter. Excluding trademark & goodwill impairment, international operating income in the Prior Year Quarter was $6.2 million. Corporate operating loss was $5.7 million in the Current Quarter compared to operating loss of $8.1 million in the Prior Year Quarter.

Other Expenses (income)-Net. Other expenses (income)- net was approximately income of $10.6 million for the Current Quarter as compared to an expense of $14.6 million for the Prior Year Quarter, a decrease of $25.2 million. The decrease was primarily related to (i) a gain of $17.2 million in the Current Quarter related to the mark-to-market adjustment from the Company’s 5.75% Convertible Notes based on the Company’s accounting treatment which requires the fair value of the debt at the end of each period and (ii) a gain in the Current Quarter of $8.4 million due to the consolidation of the Australia joint venture.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 4.5% resulting in a $1.0 million income tax, as compared to an effective income tax rate of 4.9% in the Prior Year Quarter which resulted in a $29.6 million income tax benefit.  The decrease in the effective tax rate for the Current Quarter as compared to the Prior Year Quarter is primarily a result of the benefit recognized from the trademark impairment charge of approximately $4.4 million which was significantly reduced due to a valuation allowance against the deferred tax asset.

Net Income (Loss) from Continuing Operations. Our net income from continuing operations was approximately $21.7 million in the Current Quarter, compared to a net loss of approximately $580.8 million in the Prior Year Quarter, as a result of the factors discussed above.

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

Current Nine Months compared to Prior Year Nine Months

Licensing Revenue. Total revenue for the Current Nine Months was $145.0 million, a 16% decrease as compared to $173.5 million for the Prior Year Nine Months. Total licensing revenue was negatively impacted by approximately $2.0 million due to the deconsolidation of the SE Asia joint venture and was positively impacted by $0.4 million due to the consolidation of the Australia joint venture. The women’s segment decreased 37% from $76.8 million in the Prior Year Nine Months to $48.7 million in the Current Nine Months primarily due to a decrease in licensing revenue from our Mossimo, Danskin and Ocean Pacific brands as the brands transition from their historical DTR relationships. The men’s segment decreased 12% from $31.6 million in the Prior Year Nine Months to $27.8 million in the Current Nine Months mainly due to a decrease is our Starter brand somewhat offset by an increase in our Umbro brand. The home segment decreased 9% from $22.7 million in the Prior Year Nine Months to $20.5 million in the Current Nine Months mainly due to weakness in our Waverly brand. The international segment increased 13% from $42.5 million in the Prior Year Nine Months to $48.0 million in the Current Nine Months, mainly due to $2.8 million of replica jersey sales from our Diamond Icon joint venture.  The Company generally does this as an accommodation to its licensees to consolidate ordering from the manufacturers. Refer to Note 3 of Unaudited Condensed Consolidated Financial Statements for details.  Excluding this increase in licensing revenue for Diamond Icon and the impact of deconsolidating the SE Asia joint venture and consolidation of the Australia joint venture, Licensing Revenue from our international segment increased 11% due to strength in our business in China, Europe and India.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $92.4 million for the Current Nine Months as compared to $73.7 million for the Prior Year Nine Months, an increase of $18.7 million or 25%. SG&A in the Current Nine Months included an $8.2 million accounts receivable reserve for the impact of the Sears bankruptcy. Excluding the reserve for Sears, SG&A for the Current Nine Months was $84.3 million which is an increase of 14% over the Prior Year Quarter. SG&A from the women’s segment increased 61% from $7.5 million in the Prior Year Nine Months to $12.2 million in the Current Nine Months due to a $3.8 million increase in accounts receivables reserves and write-offs due to the Sears bankruptcy. Excluding Sears, SG&A in the women’s segment decreased 13%. SG&A from the men’s segment increased 22% from $11.1 million in the Prior Year Nine Months to $13.6 million in the Current Nine Months primarily due to a $1.9 million increase in advertising costs mostly related to the Starter, Umbro and Buffalo brands. SG&A from the home segment increased 85% from $2.5 million in the Prior Year Nine Months to $4.6 million in the Current Nine Months mainly due to a $1.8 million increase in accounts receivables reserves and write-offs due to the Sears bankruptcy. Excluding Sears, SG&A in the home segment decreased 17%. SG&A from the international segment increased 19% from $21.0 million in the Prior Year Nine Months to $24.9 million in the Current Nine Months mainly due to a $2.6 million increase in cost of goods sold due to replica jersey sales by our Diamond Icon joint venture. Refer to Note 3 of Unaudited Condensed Consolidated Financial Statements for details. Corporate SG&A increased 18% from $31.5 million in the Prior Year Nine Months to $37.1 million in the Current Nine Months primarily due to a $7.8 million increase in professional fees, mostly related to costs associated with the 5.75% convertible note.

Loss on Termination of Licenses. Loss on termination of licenses was $5.7 million for the Current Nine Months, compared to $26.0 million in the Prior Year Nine Months. The charge in the Current Nine Months was related to a litigation settlement with a previous licensee for the Rocawear brand while the Prior Year Quarter related to the transition of a new license for the Umbro brand.

Depreciation and Amortization. Depreciation and amortization was $1.8 million for the Current Nine Months, compared to $1.8 million in the Prior Year Nine Months.

Equity Earnings on Joint Ventures. Equity earnings on joint ventures was $2.2 million for the Current Nine Months, compared to $2.5 million for the Prior Year Nine Months. The decrease was mainly due to the consolidation of the Australia joint venture.

Gain on Deconsolidation of Joint Venture.  Gain on deconsolidation of joint venture was zero for the Current Nine Months, compared to $3.8 million for the Prior Year Nine Months due to the deconsolidation of Southeast Asia joint venture.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was $1.3 million for the Current Nine Months, compared to $0.9 million in the Prior Year Nine Months. The gain in the Current Nine Months was related to the completion of the sale of the Sharper Image and Badgley Mischka trademarks in certain of the Company’s international joint ventures.

Trademark & Goodwill Impairment.  Trademark & Goodwill Impairment loss for the Current Nine Months was approximately $115.5 million as compared to $625.5 in the Prior Year Nine Months. The Trademark Impairment in the Current Nine Months was $77.7 million, comprised of approximately $73.3 million related to a write-down in the Mossimo trademark and $4.4 million related to a write-down in the Joe Boxer trademark while the Trademark Impairment in the Prior Year Nine Months was approximately $521.7 million primarily related to a write-down in the women’s segment and men’s segment. The Goodwill Impairment in the Current Nine Months was $37.8 million related to a write-down in our women’s segment as a result of the impairment of the Mossimo trademark while the Goodwill Impairment in the Prior Year Nine Months was $103.9 million.  The trademark and goodwill impairment charges in the Current Nine Months are primarily related to a write-down in the Mossimo trademark as a result of the Company’s revisions to its forecasted future earnings for the Mossimo brand.  The trademark and goodwill impairment charges in the Prior Year Quarter are primarily related to a write-down in our women’s segment and men’s segment primarily due to declines in net sales in certain brands within the segments and an inability to secure additional license agreements with guaranteed minimum royalties in future periods for these brands.

Operating Income (loss). Total operating loss for the Current Nine Months was $66.9 million, compared to a loss of approximately $546.4 million in the Prior Year Nine Months. Excluding trademark and goodwill impairment and the loss on termination of licenses, total operating income was $54.2 million for the Current Nine Months or 37% of total revenue as compared to the total operating income of the Prior Year Nine Months of $105.1 million or 61% of total revenue. Operating loss from the women’s segment was $77.8 million in the Current Nine Months compared to a loss of $232.3 million in the Prior Year Nine Months. Excluding trademark and goodwill impairment and the loss of termination of licenses, operating income from the women’s segment was $37.7 million in the Current Nine Months as compared to income of $71.2 million in the Prior Year Nine Months. Operating income from the men’s operating segment was $8.4 million in the Current Nine Months compared to a loss of $141.4 million in the Prior Year Nine Months. Excluding trademark and goodwill impairment and the loss of termination of licenses, operating income from the men’s segment was $14.0 million in the Current Nine Months as compared to income of $20.0 million in the Prior Year Nine Months. Operating income from the home segment was $15.9 million in the Current Nine Months compared to a loss of $77.7 million in the Prior Year Nine Months. Excluding trademark and goodwill impairment, operating income from the home segment was $20.2 million in the Prior Year Nine Months. Operating income from the international segment was $23.8 million in the Current Nine Months compared to a loss of $67.0 million in the Prior Year Nine Months. Excluding trademark and goodwill impairment, operating income from the international segment was $21.7 million in the Prior Year Nine Months. Corporate operating loss was $37.2 million in the Current Nine Months compared to operating loss of $27.9 million in the Prior Year Nine Months.

Other Expenses (income)-Net. Other expenses (income)- net was approximately income of $44.0 million for the Current Nine Months as compared to an expense of $66.4 million for the Prior Year Nine Months, a decrease of $110.4 million. The decrease was primarily related to (i) a gain of $74.8 million in the Current Nine Months related to the mark-to-market adjustment from the Company’s 5.75% Convertible Notes based on the Company’s accounting treatment which requires the fair value of the debt at the end of each period, (ii) a gain on the extinguishment of debt of $4.5 million in the Current Year Nine Months as compared to a loss of $20.9 million in the Prior Year Nine Months and (iii) a gain of $8.4 million in the Current Year Nine Months due to the consolidation of the Australia joint venture.

Provision for Income Taxes. The effective income tax rate for the Current Nine Months is approximately 0.6% which resulted in a $0.1 million income tax benefit, as compared to an effective income tax rate of 4.8% in the Prior Year Nine Months which resulted in the $29.2 million income tax benefit.  The decrease in the effective tax rate in the Current Nine Months as compared to the Prior Year Nine Months is primarily a result of the benefits recognized from the trademark and goodwill impairment charges which is being reduced by a valuation allowance against the impairment charges.  Also, during the Prior Year Nine Months, the Company expensed approximately $2.0 million as a discrete item related to a change in estimate associated with certain state and local income tax audits.

Net Income Loss from Continuing Operations. Our net loss from continuing operations was approximately $22.8 million in the Current Nine Months, compared to a net loss from continuing operations of approximately $583.6 million in the Prior Year Nine Months, as a result of the factors discussed above.

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

Liquidity and Capital Resources

Liquidity

Historically, our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures.  Since FY 2016, our principal capital requirements have been to refinance or extinguish existing indebtedness and working capital needs.  We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. Since FY 2016, we have relied on asset sales and issuance of indebtedness to refinance existing indebtedness.  At September 30, 2018 and December 31, 2017, our cash totaled $66.5 million and $65.9 million, respectively, not including short-term restricted cash of $21.2 million and $48.8 million, respectively. Our short term restricted cash primarily consists of collection and investment accounts related to our Securitization Notes.  In addition, as of September 30, 2018, approximately $8.5 million, or 10%, of our total cash (including restricted cash) was held in foreign subsidiaries. As stated earlier, during the second fiscal quarter of 2018, the Company elected to treat its Luxembourg top tier subsidiary (“Luxco”) as a disregarded entity for US tax purposes.  All the operations under LuxCo were previously treated as disregarded for US tax purposes. As of the election date, all the foreign operations under LuxCo will be treated as a branch for US tax purposes and subject to US taxation.  As such, the Company will no longer have any earnings in foreign subsidiaries that are not currently subject to taxation for US purposes.  Before the election, the Company was indefinitely reinvested in all earnings in its foreign subsidiaries.

The Company’s Securitization Notes include a test that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to the approximate cash flow available to pay such principal and interest; the test is referred to as the debt service coverage ratio (“DSCR”).  As a result in the decline in royalty collections received by the Co-Issuers during the twelve months ended June 30, 2018, the DSCR fell below 1.45x as of June 30, 2018.  Beginning July 1, 2018, the Co-Issuers are required to allocate 25% of residual royalty collections (i.e. collections less debt service, management, servicing, administrative and other fees) to a restricted reserve account administered by the securitization program’s trustee, which will result in cash remaining inside the securitization program.  The DSCR fell below 1.35x as of September 30, 2018 and as a result, beginning October 1, 2018, the Co-Issuers are required to allocate 50% of residual royalty collections (i.e. collections less debt service, management, servicing, administrative and other fees) to a restricted reserve account administered by the securitization program’s trustee, which will result in cash remaining inside the securitization program and not being distributed to the Company.  The cash required to be maintained inside the securitization program may be released to the Company if the DSCR is at least 1.45x for two consecutive quarters.

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

Additionally, the Company considered Sears Holdings Corporation’s bankruptcy filing on October 15, 2018 and determined that the bankruptcy filing does not currently expect it to have a material impact on the Company’s ability to continue as a going concern.  Refer to Note 4 and 22 for further details.

While conditions and events do exist that may raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months, management believes as a result of implemented and planned cost savings, that its plans alleviate this substantial doubt, and therefore the management believes that it will continue as a going concern for the next twelve months.

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

Changes in Working Capital

At September 30, 2018 and December 31, 2017, the working capital ratio (current assets to current liabilities) was 1.72 to 1 and 2.07 to 1, respectively.

Operating Activities

Net cash provided by operating activities increased $53.6 million from net cash used in operating activities of $3.9 million in the Prior Year Nine Months to net cash provided by operating activities of $49.7 million in the Current Nine Months.  The increase is primarily due to cash provided by working capital items of $18.9 million in the Current Nine Months as compared to cash used in working capital items of $50.4 million in the Prior Year Nine Months.  Excluding non-cash items, net income decreased from $102.9 million in the Prior Year Nine Months to $30.8 million in the Current Nine Months which is primarily as a result of the decrease in total revenues period over period.

Investing Activities

Net cash used in investing activities increased approximately $335.8 million, from cash provided by investing activities of $328.5 million in the Prior Year Nine Months to cash used in investing activities of $7.3 million in the Current Nine Months. The increase between both periods is primarily due $336.7 million cash received in the Prior Year Nine Months associated with the sale of the Entertainment segment as compared to cash paid of $7.1 million associated with the Company’s acquisition of the remaining ownership interest in Iconix Canada in the Current Nine Months.

Financing Activities

Net cash used in financing activities decreased approximately $254.4 million, from cash used in financing activities of $323.4 million in the Prior Year Nine Months to cash used in financing activities of $69.0 million in the Current Nine Months. The decrease between both periods is primarily due to the decrease in the cash used in the payment of long-term debt from $583.2 million in the Prior Year Nine Months to $145.7 million in the Current Nine Months offset by the proceeds received of $95.7 million in the Current Nine Months which represents the drawdown of the Company’s Second Delayed Draw Term Loan as compared to $288.0 million in the Prior Year Nine Months which represents the proceeds received from the Company’s Senior Secured Term Loan.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this Quarterly Report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our interim principal executive officer and interim principal financial officer, to allow timely decisions regarding required disclosure. In 2015, 2016 and 2017, material weaknesses were identified in certain of the Company’s review and other controls, which have been enumerated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Addressing the Material Weaknesses

Material weaknesses identified in 2017, related to the financial reporting for reconsideration events of joint venture accounting and monitoring controls related to the identification of the need for a valuation allowance against certain deferred tax assets associated with the Company’s intangible asset impairment charges, were remediated at December 31, 2017. However, management concluded at December 31, 2017, that certain management review controls related to our statement of cash flows, our intangible asset impairment testing, the calculation of long term incentive program (“LTIP”) compensation expense, and the financial reporting for the modification of our debt were not adequate as the controls in place failed to detect certain material errors. In 2018, management identified a material weakness in internal control over financial reporting, specifically dealing with the management review controls surrounding the calculation of the adjustment to retained earnings resulting from the implementation of the new revenue recognition standard (ASC 606).  In 2018, additional review procedures were performed by the former Senior Vice President-Finance and the former Chief Financial Officer until their departure, and are currently being performed by the Vice President – Controller, Senior Director of Financial Reporting and the Interim Chief Financial Officer and certain additional control procedures have been adopted to mitigate these material weaknesses.

We are in the process of remediating the above weaknesses and testing the operating effectiveness of the new and existing controls. The material weaknesses cannot be considered completely remediated until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  As a result of the foregoing, the principal executive officer and the principal financial and accounting officer concluded that as of September 30, 2018, certain of the Company’s disclosure controls and procedures, including management review controls related to our statement of cash flows, our intangible asset impairment testing, calculation of LTIP compensation expense, and the financial reporting for the modification of our debt were not effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the six months ended June 30, 2018, that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed above.

The foregoing has been approved by our management team, including our Interim Chief Executive Officer and Interim Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings.

On May 1, 2017, 3TAC, LLC, referred to as 3TAC, a former licensee of the Company, and West Loop South, LLC, referred to as West Loop (3TAC and West Loop collectively referred to as Plaintiffs), filed a second amended complaint against the Company, its affiliate, IP Holdings Unltd., LLC, referred to as IPHU, and the Company’s former CEO, Neil Cole (the Company, IPHU, and Cole are collectively referred to as the Iconix Parties), in the action captioned 3TAC, LLC and West Loop South, LLC v. Iconix Brand Group, Inc.,IP Holdings Unltd, LLC and Neil Cole, Case No. 16-cv-08795-GBD-RWL in the United States District Court for the Southern District of New York.  Plaintiffs asserted claims for breach of contract, tortious interference with contract and business relations, unjust enrichment, trade libel, unfair competition and prima facie tort relating to the Iconix Parties’ alleged breach of a Global License Agreement, as amended, between 3TAC and IPHU concerning intellectual property rights in and to the Marc Ecko brands, the Iconix Parties’ alleged interference with 3TAC’s performance thereunder, and the Iconix Parties’ alleged interference with a related sublicense between 3TAC and West Loop.  On October 27, 2017, Judge Katherine B. Forrest granted the Iconix Parties’ motion to dismiss Plaintiffs’ unjust enrichment, trade libel, unfair competition and prima facie tort claims.  Plaintiffs filed a Third Amended Complaint on June 11, 2018, in which no new claims were asserted, and the only additional allegations are related to the allegedly “inconsistent” exclusive license of New Rise Brand Holdings, LLC.  Plaintiffs seek damages of at least $22 million for their remaining claims as well as punitive damages, attorneys’ fees and costs.  The Iconix Parties are vigorously defending against the remaining claims.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

On November 1, 2017, Seth Gerszberg and EGRHC, LLC, collectively referred to as Plaintiffs, (EGRHC, LLC suing in its capacity as a successor-in-interest to Suchman, LLC, referred to as Suchman, a company wholly-owned by Gerszberg that entered into a joint venture with the Company pursuant to which they formed IP Holdings Unltd., LLC, referred to as IPHU), filed an action captioned Gerszberg and EGRHC, LLC v. Iconix Brand Group, Inc., IP Holdings Unltd, LLC and Neil Cole, Case No. 17-cv-08421-GBD-RWL in the United States District Court for the Southern District of New York.  Plaintiffs asserted claims against the Company, IPHU, and Neil Cole (collectively referred to as the Iconix Parties) for breach of IPHU’s Operating Agreement and related breaches of fiduciary duties, breach of an agreement pursuant to which the Company bought out Suchman’s interest in IPHU and fraudulent inducement and unjust enrichment regarding that buyout agreement; and also asserted claims for fraudulent inducement regarding the fourth amendment of the Global License Agreement between 3TAC, LLC and IPHU concerning the intellectual property rights in and to the Marc Ecko brands.  On May 7, 2018, Judge Katherine B. Forrest dismissed the breach of fiduciary duty, breach of the IPHU Operating Agreement, and unjust enrichment claims, based largely upon a release provision in the buyout agreement.  Further, the court narrowed the remaining claims in the following manner: limiting the fraudulent inducement claim to the fourth amendment to the Global License Agreement (ruling that the fraudulent inducement claim as to the buyout agreement was released), and limiting the breach of the buyout agreement claim to the government investigation representation.  Plaintiffs seek more than $100 million in damages, including compensatory and punitive damages, disgorgement and restitution.  The Iconix Parties are vigorously defending against the remaining claims asserted by Plaintiffs.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

In April 2016, New Rise Brands Holdings, LLC, referred to as New Rise, a former licensee of the Ecko Unlimited trademark, and Sichuan New Rise Import & Export Co. Ltd., referred to as Sichuan, the guarantor under New Rise's license agreement, commenced an action captioned New Rise Brands Holdings, LLC and Sichuan New Rise Import & Export Co. Ltd v. IP Holdings Unltd, LLC, et al., Index No. 652278/2016 in the New York State Supreme Court, New York County against the Company’s subsidiary, IP Holdings Unltd, LLC, referred to as IP Holdings, seeking damages of at least $15 million, plus punitive damages of $50 million, counsel fees and costs.  Among other claims, New Rise and Sichuan allege improper termination of New Rise’s license agreement, fraud and misappropriation.  On September 21, 2018, New Rise and Sichuan served an expert report claiming damages ranging from $15.6 million to $44.2 million.  IP Holdings is vigorously defending against the claims and has asserted counterclaims against New Rise and Sichuan.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

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

The Company continues to cooperate in the previously disclosed SEC investigation.

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

As of September 30, 2018, the Company’s consolidated balance sheet reflects debt of approximately $691.6 million (which is net of $5.5 million of debt issuance costs), including (i) secured debt of $641.3 million comprised of our Series 2012-1 4.229% Senior Secured Notes, Class A-2, Series 2013-1 4.352% Senior Secured Notes and Class A-2 (collectively, the “Senior Secured Notes”) of $376.2 million, Variable Funding Notes of $94.3 million and Senior Secured Term Loan of $170.9 million, and (ii) $55.9 million net debt carrying value of our 5.75% Convertible Notes; however, the principal amount owed to the holders of our 5.75% Convertible Notes, was $111.0 million as of such date. In accordance with ASC 825, our 5.75% Convertible Notes are included in our $691.6 million of consolidated debt at a fair value of $55.9 million. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our outstanding debt obligations:

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

In addition, as of September 30, 2018, approximately $8.5 million, or 10%, of the Company’s total cash (including restricted cash) was held in foreign subsidiaries.

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

Our licenses with Walmart, Target, Kohls, Kmart/Sears and Global Brands Group represent, each in the aggregate, our five largest licensees during the three-month period ended September 30, 2018, representing approximately 2%, 7%, 10%, 8% and 6%, respectively, of our total revenue for such period.

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

As of September 30, 2018, goodwill represented approximately $26.1 million, or approximately 4% of the Company’s total consolidated assets, and trademarks and other intangible assets represented approximately $397.7 million, or approximately 56% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities in the Current Quarter.

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 - July 31	—	$—	—	$—
August 1 - August 31	—	$—	—	$—
September 1 - September 30	3,456	$0.35	—	$—
Total	3,456	$0.35	—	$—

*	Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.1	Amendment No. 1, dated as of September 14, 2018, to Employment Agreement of F. Peter Cuneo+***

Exhibit 10.2	Employment Agreement entered into October 15, 2018 by and between Iconix Brand Group, Inc. and Robert C. Galvin+**

Exhibit 10.3	Employment Agreement entered into October 15, 2018 by and between Iconix Brand Group, Inc. and F. Peter Cuneo+**

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Interim Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Interim Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.
**	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 15, 2018 and incorporated by reference herein.
***	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 14, 2018 and incorporated by reference herein.
+	Denotes management compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: November 9, 2018	/s/ Robert C. Galvin
Robert Galvin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	/s/ Jeffrey N. Wood
Jeffrey N. Wood
Senior Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)