Form 10-Q/A
period 2018-03-31
ICONIX BRAND GROUP, INC.
filed 2018-11-20
CIK 857737

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

Common Stock, $.001 Par Value- 75,192,597 shares as of November 19, 2018.

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

Iconix Brand Group, Inc. (“the Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 10, 2018 (the “Original Filing”).

Background and Effects of the Restatement

As previously disclosed, subsequent to the issuance of the Original Filing, the Company determined that the calculation of diluted earnings per share included therein did not reflect the dilutive impact of the potential conversion of the Company’s 5.75% convertible senior subordinated notes due August 2023 (the “5.75% Convertible Notes”). In accordance with Accounting Standards Codification 260, “Earnings Per Share,” when calculating diluted earnings per share, the dilutive effect of convertible securities shall be reflected as an adjustment to the income available to common stockholders and as an adjustment to the weighted average shares outstanding. This adjustment for the convertible securities is required when the net effect of the adjustment is dilutive to the Company’s earnings per share. For the three months ended March 31, 2018, diluted earnings per share was restated from the previously reported diluted earnings per share of $0.51 to a restated diluted earnings per share of $0.11.

Additionally, during the six months ended June 30, 2018, the Company determined that the debt issuance costs associated with the Company’s issuance of its 5.75% Convertible Notes had been incorrectly capitalized in the Company’s consolidated balance sheet as of March 31, 2018.  Management evaluated the materiality of the error from a quantitative and qualitative perspective and concluded that this adjustment was not material to the Company’s presentation and disclosures, and had no material impact on the Company’s financial position, results of operations and cash flows. Accordingly, no amendment to the previously filed report was deemed necessary at that time.  However, the Company has corrected this adjustment in this Amended Filing.

Refer to Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Amended Filing.

Disclosure Controls and Procedures

Management has reassessed its evaluation of the effectiveness of its Disclosure Controls and Procedures as of March 31, 2018, and has concluded that there was a previously identified material weakness in the Company’s management review controls related to the financial reporting for the modification of our debt.  For a description of the material weakness in our internal control over financial reporting and our plan to remediate the material weakness, see Part II – Item 4. Controls and Procedures of this Amended Filing.

Items Amended in This Filing

This Amended Filing amends and restates the following items of the Company’s Original Filing as of, and for the period ended March 31, 2018.

Part I – Item 1. Financial Statements

Part II – Item 6. Exhibits

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

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$52,017	$65,927
Restricted cash	43,719	48,766
Accounts receivable, net	47,470	66,625
Other assets – current	56,514	51,850
Total Current Assets	199,720	233,168
Property and equipment:
Furniture, fixtures and equipment	22,012	21,661
Less: Accumulated depreciation	(16,145)	(15,567)
	5,867	6,094
Other Assets:
Other assets	17,925	6,268
Deferred income tax asset	4,486	4,492
Trademarks and other intangibles, net	468,675	465,722
Investments and joint ventures	91,182	90,887
Goodwill	63,882	63,882
	646,150	631,251
Total Assets	$851,737	$870,513
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$32,918	$49,191
Deferred revenue	8,726	5,525
Current portion of long-term debt	46,549	44,349
Other liabilities – current	10,236	13,581
Total Current Liabilities	98,429	112,646
Deferred income tax liability	11,892	11,466
Other tax liabilities	492	531
Long-term debt, less current maturities (includes $109,455 and $0, respectively, at fair value)	716,111	756,493
Other liabilities	9,847	10,066
Total Liabilities	836,771	891,202
Redeemable Non-Controlling Interest	29,792	30,287
Commitments and contingencies
Stockholders’ (Deficit) Equity:
Common stock, $.001 par value shares authorized 150,000; shares issued 96,816 and 90,159, respectively	97	90
Additional paid-in capital	1,031,084	1,044,518
Accumulated losses	(182,105)	(223,718)
Accumulated other comprehensive loss	(45,342)	(51,280)
Less: Treasury stock – 32,912 and 32,820 shares at cost, respectively	(844,055)	(844,030)
Total Iconix Brand Group, Inc. Stockholders’ Deficit	(40,321)	(74,420)
Non-Controlling Interest, net of installment payments due from non-controlling interest holders	25,495	23,444
Total Stockholders’ Deficit	(14,826)	(50,976)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$851,737	$870,513

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2018 (restated)	2017
Licensing revenue	$48,548	$58,722
Selling, general and administrative expenses	33,599	25,392
Depreciation and amortization	654	653
Equity earnings on joint ventures	(96)	(933)
Gain on sale of trademarks	(1,143)	—
Operating income	15,534	33,610
Other expenses (income):
Interest expense	14,549	15,049
Interest income	(122)	(126)
Other income	(26,132)	(1)
(Gain) loss on extinguishment of debt	(4,473)	5,482
Foreign currency translation (gain) loss	(551)	429
Other (income) expenses – net	(16,729)	20,833
Income from continuing operations before income taxes	32,263	12,777
Provision for income taxes	1,650	5,887
Net income from continuing operations	30,613	6,890
Less: Net income attributable to non-controlling interest from continuing operations	2,857	2,488
Net income from continuing operations attributable to Iconix Brand Group, Inc.	27,756	4,402

Loss from discontinued operations before income taxes	—	(12,477)
Benefit for income taxes	—	(5,098)
Net loss from discontinued operations	—	(7,379)
Less: Net income attributable to non-controlling interest from discontinued operations	—	1,303
Net loss from discontinued operations attributable to Iconix Brand Group, Inc.	—	(8,682)

Net income (loss) attributable to Iconix Brand Group, Inc.	$27,756	$(4,280)

Earnings (loss) per share - basic:
Continuing operations	$0.43	$0.06
Discontinued operations	$—	$(0.15)
Earnings (loss) per share - basic	$0.43	$(0.09)

Earnings (loss) per share - diluted:
Continuing operations	$0.11	$0.06
Discontinued operations	$—	$(0.15)
Earnings (loss) per share - diluted	$0.11	$(0.09)
Weighted average number of common shares outstanding:
Basic	59,117	56,964
Diluted	82,352	56,964

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income from continuing operations	$30,613	$6,890
Other comprehensive income:
Foreign currency translation gain	2,761	2,630
Change in fair value of available for sale securities	—	(571)
Total other comprehensive income	2,761	2,059
Comprehensive income	$33,374	$8,949
Less: comprehensive income attributable to non-controlling interest from continuing operations	2,857	2,488
Comprehensive income from continuing operations attributable to Iconix Brand Group, Inc.	$30,517	$6,461

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ (Deficit) Equity

Three Months Ended March 31, 2018

(in thousands)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	In Capital	Losses	Loss	Stock	Interest	Total
Balance at January 1, 2018	90,159	$90	$1,044,518	$(223,718)	$(51,280)	$(844,030)	$23,444	$(50,976)
Shares issued on vesting of restricted stock	245	1	—	—	—	—	—	1
Shares issued on conversion of 5.75% Convertible Notes	6,412	6	8,740	—	—	—	—	8,746
Writeoff of equity component of 1.50% Convertible Notes	—	—	(23,250)	—	—	—	—	(23,250)
Cumulative effect of accounting change for adoption of ASC 606	—	—	—	16,540	—	—	1,176	17,716
Cumulative effect of accounting change for adoption of ASU 2016-01	—	—	—	(3,177)	3,177	—	—	—
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(25)	—	(25)
Compensation expense in connection with restricted stock and stock options	—	—	1,019	—	—	—	—	1,019
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	195	195
Change in redemption value of redeemable non-controlling interest	—	—	—	494	—	—	—	494
Net income	—	—	—	27,756	—	—	2,857	30,613
Tax benefit related to amortization of convertible notes' discount	—	—	35	—	—	—	—	35
Foreign currency translation	—	—	22	—	2,761	—	—	2,783
Distributions to joint ventures	—	—	—	—	—	—	(2,177)	(2,177)
Balance at March 31, 2018	96,816	$97	$1,031,084	$(182,105)	$(45,342)	$(844,055)	$25,495	$(14,826)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income from continuing operations	$30,613	$6,890
Loss from discontinued operations	—	(7,379)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	558	434
Amortization of trademarks and other intangibles	96	219
Amortization of deferred financing costs and debt discount	877	1,558
Amortization of convertible note discount	3,298	4,346
Third party fees associated with the issuance of 5.75% Convertible Notes	4,959	—
Stock-based compensation expense	1,019	1,722
Provision for doubtful accounts	507	2,626
Earnings on equity investments in joint ventures	(96)	(933)
Distributions from equity investments	922	1,182
Gain on sale of trademarks, net	(1,143)	—
Settlement of note receivable related to formation of Buffalo joint venture	1,141	—
Mark to market adjustment on convertible note	(25,174)	—
Gain on sale of Complex Media	(958)	—
(Gain) loss\ on extinguishment of debt	(4,473)	5,482
Deferred income tax provision	157	113
(Gain) loss on foreign currency translation	(551)	429
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	19,064	2,013
Other assets – current	(928)	2,239
Other assets	(413)	681
Deferred revenue	3,129	586
Accounts payable and accrued expenses	(11,092)	(21,054)
Other tax liabilities	(39)	3,148
Other liabilities	(272)	220
Net cash provided by continuing operating activities	21,201	11,901
Net cash used in discontinued operating activities	—	(1,352)
Net cash provided by operating activities	21,201	10,549
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(282)	(179)
Acquisition of additional interest in Iconix MENA	—	(1,800)
Acquisition of trademarks from Iconix Southeast Asia	(2,125)	—
Acquisition of remaining interest in Iconix Canada	(2,700)	—
Acquisition of Badgley Mischka and Sharper Image trademarks in certain international joint ventures	(1,164)
Proceeds received from note due from American Greetings	—	1,250
Proceeds from sale of interest in Badgley Mischka in certain international joint ventures	1,250	—
Proceeds from sale of Complex Media	958	—
Proceeds from note receivable from formation of Buffalo joint venture	1,409	—
Additions to trademarks	(201)	(11)
Net cash used in continuing investing activities	(2,855)	(740)
Net cash used in discontinued investing activities	—	(31)
Net cash used in investing activities	(2,855)	(771)
Cash flows provided by (used in) financing activities:
Prepaid financing costs	(5,491)	—
Proceeds from long-term debt, net of discount and fees	95,700	—
Payment of long-term debt	(122,380)	(105,921)
Payment of make-whole premium on repayment of long-term debt	—	(6,751)
Proceeds from sale of trademarks and related notes receivable from consolidated JVs	201	2,947
Distributions to non-controlling interests	(6,587)	(2,917)
Tax benefit related to amortization of convertible notes' discount	35	22
Cost of shares repurchased on vesting of restricted stock	(25)	(843)
Net cash used in continuing financing activities	(38,547)	(113,463)
Net cash used in discontinued financing activities	—	—
Net cash used in financing activities	(38,547)	(113,463)
Effect of exchange rate changes on cash and restricted cash	1,244	508
Net decrease in cash and cash equivalents, and restricted cash	(18,957)	(103,177)
Cash, cash equivalents, and restricted cash from continuing operations, beginning of period	114,693	314,383
Cash and cash equivalents from discontinued operations, beginning of period	—	12,297
Cash, cash equivalents, and restricted cash, beginning of period	114,693	326,680
Cash, cash equivalents, and restricted cash, end of period	95,736	124,778
Less: Cash and cash equivalents from discontinued operations, end of period	—	15,403
Cash, cash equivalents, and restricted cash of continuing operations, end of period	$95,736	$109,375

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2018	2017
Cash paid during the period:
Income taxes (net of refunds received)	$2,619	$5,763
Interest	$10,060	$24,389
Non-cash investing and financing activities:
Make-whole premium on repayment of long-term debt	$—	$15,737
Shares issued upon conversion of debt	$8,746	$—

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

Restatement

As previously disclosed, subsequent to the issuance of the Original Filing, the Company determined that the calculation of diluted earnings per share included therein did not reflect the dilutive impact of the potential conversion of the Company’s 5.75% convertible senior subordinated notes due August 2023 (the “5.75% Convertible Notes”). In accordance with Accounting Standards Codification 260, “Earnings Per Share,” when calculating diluted earnings per share, the dilutive effect of convertible securities shall be reflected as an adjustment to the income available to common stockholders and as an adjustment to the weighted average shares outstanding. This adjustment for the convertible securities is required when the net effect of the adjustment is dilutive to the Company’s earnings per share. For the three months ended March 31, 2018, diluted earnings per share was restated from the previously reported diluted earnings per share of $0.51 to a restated diluted earnings per share of $0.11.

Additionally, during the six months ended June 30, 2018, the Company determined that the debt issuance costs associated with the Company’s issuance of its 5.75% Convertible Notes had been incorrectly capitalized in the Company’s consolidated balance sheet as of March 31, 2018.  Management evaluated the materiality of the error from a quantitative and qualitative perspective and concluded that this adjustment was not material to the Company’s presentation and disclosures, and had no material impact on the Company’s financial position, results of operations and cash flows. Accordingly, no amendment to the previously filed report was deemed necessary at that time.  However, the Company has corrected this adjustment in this Amended Filing.  After taking into effect this adjustment, selling, general and administrative expenses is $33.6 million, operating income is $15.5 million, and net income from continuing operations attributable to Iconix Brand Group, Inc. is $27.8 million for the three months ended March 31, 2018.

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

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion(1)	$762,660	$769,136	$800,842	$747,818

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

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

9. Debt Arrangements

The Company’s debt obligations consist of the following:

	March 31, 2018	December 31, 2017
Senior Secured Notes	$397,500	$408,174
1.50% Convertible Notes	—	233,898
Variable Funding Note, net of original issue discount	92,294	91,363
Senior Secured Term Loan, net of original issue discount	170,473	74,813
5.75% Convertible Notes(1)	109,455	—
Unamortized debt issuance costs	(7,062)	(7,406)
Total debt	762,660	800,842
Less current maturities	46,549	44,349
Total long-term debt	$716,111	$756,493

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

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Basic	59,117	56,964
Effect of convertible notes subject to conversion	23,235	—
Effect of exercise of stock options	—	—
Effect of assumed vesting of restricted stock	—	—
Diluted (restated)	82,352	56,964

In accordance with ASC 480, the Company considers its redeemable non-controlling interest in its computation of both basic and diluted earnings per share.  In addition, in accordance with ASC 260, the Company considers its 5.75% Convertible Notes in its computation of diluted earnings per share.  For the Current Quarter and Prior Year Quarter, adjustments to the Company’s redeemable non-controlling interest and effects of potential conversion of the 5.75% Convertible Notes had an impact on the Company’s earnings per share calculation as follows:

	Three Months Ended March 31,
	2018 (restated)	2017
For earnings (loss) per share - basic:
Net income (loss) from continuing operations attributable to Iconix Brand Group, Inc.	$27,756	$4,402
Accretion of redeemable non-controlling interest	(2,483)	(1,026)
Net income (loss) attributable to Iconix Brand Group, Inc. after accretion of redeemable non- controlling interest for basic earnings (loss) per share	25,273	3,376

Net income (loss) from discontinued operations attributable to Iconix Brand Group, Inc.	—	(8,682)

Net income (loss) attributable to Iconix Brand Group, Inc. for basic earnings (loss) per share	$25,273	$(5,306)

For earnings (loss) per share - diluted:
Net income (loss) from continuing operations attributable to Iconix Brand Group, Inc.	$27,756	$4,402
Effect of potential conversion of 5.75% Convertible Notes	(16,280)	—
Accretion of redeemable non-controlling interest	(2,483)	(1,026)
Net loss attributable to Iconix Brand Group, Inc. after the effect of potential conversion of 5.75% Convertible Notes and accretion of redeemable non- controlling interest for diluted earnings (loss) per share	8,993	3,376

Net income (loss) from discontinued operations attributable to Iconix Brand Group, Inc.	—	(8,682)

Net loss attributable to Iconix Brand Group, Inc. for diluted earnings (loss) per share	$8,993	$(5,306)

Earnings (loss) per share - basic:
Continuing operations	$0.43	$0.06
Discontinued operations	$—	$(0.15)
Earnings (loss) per share - basic	$0.43	$(0.09)

Earnings (loss) per share - diluted:
Continuing operations	$0.11	$0.06
Discontinued operations	$—	$(0.15)
Earnings (loss) per share - diluted	$0.11	$(0.09)
Weighted average number of common shares outstanding:
Basic	59,117	56,964
Diluted	82,352	56,964

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

The Company’s consolidated effective tax rate from continuing operations for the Current Quarter was 5.1% which resulted in a $1.7 million income tax provision as compared to the consolidated effective tax rate from continuing operations for the Prior Year Quarter of 46.1% which resulted in a $5.9 million income tax provision.  The decrease in the effective tax rate for the Current Quarter’s effective tax rate as compared to the Prior Year Quarter is primarily a result of the release of a portion of the valuation allowance on the deferred tax assets as well as the impact of the income related to the mark to market adjustment occurring in the Current Quarter of which a large portion was a permanent difference and therefore no tax was provided.  This benefit had the effect of reducing the tax expense on the pretax income which lowers the effective tax rate.

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

Reportable data for the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2018	2017
Licensing revenue:
Women's	$16,598	$28,143
Men's	9,945	10,193
Home	6,512	7,336
International	15,493	13,050
	$48,548	$58,722
Operating income (loss):
Women's	$14,628	$26,281
Men's	5,874	5,944
Home	5,743	6,625
International	6,486	5,520
Corporate	(17,197)	(10,760)
	$15,534	$33,610

17. Other Assets- Current and Long-Term

Other Assets - Current

	March 31, 2018	December 31, 2017
Other assets- current consisted of the following:
Notes receivables on sale of trademarks (1)	$4,114	$3,097
Note receivable in connection with acquisition of interest in Buffalo brand	—	2,515
Due from DHX Media, Ltd.(2)	739	1,175
Contract asset - current	6,370	—
Prepaid advertising	2,356	2,453
Prepaid expenses	3,589	4,621
US federal tax receivables	29,662	29,662
Prepaid taxes	4,140	2,347
Prepaid insurance	1,153	1,428
Due from related parties	3,899	3,843
Other current assets	492	709
Other current assets	$56,514	$51,850

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

Therefore, the Company has disclosed these reportable segments for the periods shown below.

	Three Months Ended March 31,
	2018	2017
Licensing revenue:
Women's	$16,598	$28,143
Men's	9,945	10,193
Home	6,512	7,336
International	15,493	13,050
	$48,548	$58,722
Operating income (loss):
Women's	$14,628	$26,281
Men's	5,874	5,944
Home	5,743	6,625
International	6,486	5,520
Corporate	(17,197)	(10,760)
	$15,534	$33,610

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $33.6 million for the Current Quarter as compared to $25.4 million for the Prior Year Quarter, an increase of $8.2 million or 32%. SG&A from the women’s segment decreased 11% from $2.7 million in the Prior Year Quarter to $2.4 million in the Current Quarter mainly due to a $0.9 million decrease in accounts receivables reserves and write-offs. SG&A from the men’s segment decreased 3% from $4.1 million in the Prior Year Quarter to $4.0 million in the Current Quarter primarily due to a $0.7 million decrease in compensation expense. SG&A from the home segment increased 8% from $0.7 million in the Prior Year Quarter to $0.8 million in the Current Quarter mainly due to a $0.1 million increase in advertising costs. SG&A from the international segment increased 14% from $7.5 million in the Prior Year Quarter to $8.6 million in the Current Quarter mainly due to a $1.9 million increase in cost of goods sold due to replica jersey sales by our Diamond Icon joint venture. Refer to Note 3 of Unaudited Condensed Consolidated Financial Statements for details.  Corporate SG&A increased 72% from $10.4 million in the Prior Year Quarter to $17.9 million primarily due to $5.0 million increase in debt issuance costs associated with the Company’s 5.75% Convertible Notes and a $1.7 million increase in compensation expense mostly related to severance costs related to the Company’s cost saving initiative.

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

Operating Income. Total operating income for the Current Quarter decreased to $15.5 million, or approximately 32% of total revenue, compared to approximately $33.6 million or approximately 57% of total revenue in the Prior Year Quarter. Operating income from the women’s segment was $14.6 million in the Current Quarter compared to $26.3 million in the Prior Year Quarter. Operating income from the men’s operating segment was $5.9 million in the Current Quarter compared to $5.9 million in the Prior Year Quarter. Operating income from the home segment was $5.7 million in the Current Quarter compared to $6.6 million in the Prior Year Quarter. Operating income from the international segment was $6.5 million in the Current Quarter compared to $5.5 million in the Prior Year Quarter. Corporate operating loss was $17.2 million in the Current Quarter compared to operating loss of $10.8 million in the Prior Year Quarter.

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

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 5.1% resulting in a $1.7 million income tax expense, as compared to an effective income tax rate of 46.1% in the Prior Year Quarter which resulted in a $5.9 million income tax expense. The decrease in the effective tax rate is primarily as a result of the release of a portion of the valuation allowance on the deferred tax assets as well as the impact of the income related to the mark to market adjustment in the Current Quarter of which a large portion was a permanent difference and therefore no tax was provided.  The Prior Year Quarter included a charge of approximately $2.0 million resulting from an increase in our liability for unrecognized tax benefits associated with negotiations with certain local tax authorities.

Net Income from Continuing Operations. Our net income from continuing operations was approximately $30.6 million in the Current Quarter, compared to net income of approximately $6.9 million in the Prior Year Quarter, as a result of the factors discussed above.

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

Changes in Working Capital

At March 31, 2018 and December 31, 2017, the working capital ratio (current assets to current liabilities) was 2.03 to 1 and 2.07 to 1, respectively.

Operating Activities

Net cash provided by operating activities increased $10.7 million from net cash provided by operating activities of $10.5 million in the Prior Year Quarter to net cash provided by operating activities of $21.2 million in the Current Quarter primarily due to cash provided by working capital items of $9.4 million in the Current Quarter as compared to cash used in working capital items of $12.2 million in the Prior Year Quarter.  Excluding non-cash items, net income decreased from $16.7 million in the Prior Year Quarter to $11.8 million which is primarily as a result of the decrease in total revenues period over period.

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

Financing Activities

Net cash used in financing activities decreased approximately $74.9 million, from cash used in financing activities of $113.5 million in the Prior Year Quarter to cash used in financing activities of $38.5 million in the Current Quarter. The decrease between both periods is primarily due to proceeds received of $95.7 million which represents the drawdown of the Company’s Second Delayed Draw Term Loan of which there were no comparable debt issuances in the Prior Year Quarter.  This decrease was offset by an increase in payment of long-term debt from $105.9 million in the Prior Year Quarter to $122.4 million in the Current Quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities in the Current Quarter.

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 - January 31	11,724	$1.19	—	$—
February 1 - February 28	34,702	$1.47	—	$—
March 1 - March 31	45,672	$1.22	—	$—
Total	92,098	$1.31	—	$—

*	Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 3.1	Certificate of Incorporation, as amended*

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002**

Exhibit 31.2	Certification of Interim Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002**

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification of Interim Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002**

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Schema Document**

Exhibit 101.CAL	XBRL Calculation Linkbase Document**

Exhibit 101.DEF	XBRL Definition Linkbase Document**

Exhibit 101.LAB	XBRL Label Linkbase Document**

Exhibit 101.PRE	XBRL Presentation Linkbase Document**

*	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 dated May 9, 2018 and incorporated by reference herein.
**	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: November 20, 2018	/s/ Robert C. Galvin
Robert C. Galvin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2018	/s/ Jeffrey N. Wood
Jeffrey N. Wood
Senior Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)