Form 10-K
period 2018-12-31
ICONIX BRAND GROUP, INC.
filed 2019-03-28
CIK 857737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2018 was approximately $39.7 million. As of March 22, 2019, 8,837,659 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

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

As of December 31, 2018, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer ® , Rampage  ® , Mudd  ®  , London Fog  ®  , Mossimo  ®  , Ocean Pacific/OP  ®  , Danskin/Danskin Now ®  , Rocawear  ®  /Roc Nation  ®  , Cannon  ®  , Royal Velvet  ®  , Fieldcrest  ®  , Charisma  ®  , Starter  ®  , Waverly  ®  , Ecko Unltd  ®  /Mark Ecko Cut & Sew  ®  , Zoo York  ®  , Umbro ®, Lee Cooper  ® , and Artful Dodger  ®; and interests in Material Girl  ®  , Ed Hardy  ®  , Truth or Dare  ®  , Modern Amusement  ®  , Buffalo ®  , Hydraulic  ®, and PONY ®.

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

Globally, the Company has over 50 direct-to-retail licenses and more than 375 total licenses. Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows. As of January 1, 2019, the Company had over $405 million of aggregate guaranteed royalty revenue over the terms of its existing contracts excluding renewals.

A key initiative in the Company’s global brand expansion plans has been the formation of international joint ventures. The strategy in forming international joint ventures is to partner with best-in-class, local partners to bring the Company’s brands to market more quickly and efficiently, generating greater short- and long-term value from its IP, than the Company believes is possible if it were to build-out wholly-owned operations ourselves across a multitude of regional or local offices. Since September 2008, the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel, Iconix Middle East, Umbro China, Danskin China, Starter China, and Lee Cooper China.  Note that the Company now maintains a 100% ownership interest in Iconix China, Iconix Latin America and Iconix Canada.  Refer to Note 5 in Notes to Consolidated Financial Statements for further detail.

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

[6]

In June 2017, the Company sold the businesses underlying the Entertainment segment, which included the Strawberry Shortcake brand.  Refer to Note 2 in Notes to Consolidated Financial Statements for further details

In addition to the acquisitions above, the Company has acquired ownership interests in the following brands through its investments in joint ventures as of December 31, 2018:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix’s Interest
November 2007	Artful Dodger	Scion(1)	100%
May 2009, April 2011	Ed Hardy	Hardy Way(2)	85%
March 2010	Material Girl and Truth or Dare	MG Icon	50%
June 2010	Peanuts	Peanuts Holdings(3)	0%
December 2012	Modern Amusement	Icon Modern Amusement	51%
February 2013	Buffalo	Alberta ULC	51%
October 2014	Nick Graham	NGX(4)	0%
December 2014	Hydraulic	Hydraulic IP Holdings(5)	100%
February 2015	PONY	US Pony Holdings	75%

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
(5)

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

As of December 31, 2018, the Company was party to the following joint ventures to develop and market its brands in specific international markets, herein collectively referred to as the Company’s “International Joint Ventures”:

Date Created	Investment /Joint Venture	Iconix’s Interest
December 2009	Iconix Europe	51%
May 2012	Iconix India	50%
March 2013	Diamond Icon	51%
September 2013	Iconix Australia(1)	55%
October 2013	Iconix Southeast Asia(2)	50%
December 2013	Iconix Israel	50%
December 2014	Iconix Middle East(3)	55%
July 2016	Umbro China Limited(4)	95%
October 2016	Danskin China Limited(5)	100%
March 2018	Starter China Limited(6)	100%
June 2018	Lee Cooper China Limited(7)	100%

(1)

In July 2018, the Company purchased an additional 5% interest in Iconix Australia, LLC (“Iconix Australia”), increasing the Company’s ownership of Iconix Australia from 50% to 55%. Refer to Note 5 in Notes to Consolidated Financial Statements for further details.

(2)	In June 2017, the Company deconsolidated Iconix SE Asia, Ltd. Refer to Note 5 in Notes to Consolidated Financial Statements for further details.
(3)

In December 2016, the Company irrevocably exercised its call option to acquire an additional 5% of the equity interests in Iconix Middle East from its partner, in order to increase the Company’s ownership from 50% to 55%.  Such acquisition closed in February 2017.  Refer to Note 5 in Notes to Consolidated Financial Statements for further details.

(4)

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

(6)

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

(7)

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

The Company’s brands

The Company owns a diversified portfolio of approximately 30 iconic brands across the Company’s four operating segments: women’s, men’s, home, and international (see Note 18 in Notes to Consolidated Financial Statements). Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s consolidated statement of operations as a discontinued operation for the year ended December 31, 2017 (“FY 2017”).  The sale of the businesses underlying the Entertainment segment was completed on June 30, 2017 (see Note 2 of Notes to Consolidated Financial Statements).  The Company’s objective is to grow its existing portfolio organically, both domestically and internationally, and acquire new brands, both of which leverage its brand management expertise, platform and infrastructure, and where third parties offer similar leverage of their relationships and infrastructures, enter into joint ventures or other partnerships. To achieve this objective, the Company intends to:

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

Women’s

Brands Wholly-Owned by Iconix:

Candie’s. Candie’s is known as a “fun & flirty” young contemporary lifestyle brand, featuring products in apparel, accessories and footwear categories. As Iconix’s longest held trademark, Candie’s brand was established in 1977 which started with a high-heeled wooden-sole slide shoe that allowed women to put a punctuation mark on their look. Since then, the Candie’s brand has popped with cultural connection reflecting the attitude and aspiration of the times. In July 2005, Kohl’s Department Stores, Inc., became the primary direct-to-retail licensee and launched an all-store roll out of the brand in the United States with a multi-category line of Candie’s products, including sportswear, denim, footwear, handbags and intimate apparel. Additionally, the brand has signed wholesale license agreements with channels outside of Kohl’s within optical, home, and girl’s underwear and sleepwear categories of business. Candie’s award-winning advertising is known for its flirty but playful concepts. Over the years the brand has created omni-channel marketing campaigns leveraging its talent of “It” girls including Britney Spears, Fergie, Destiny’s Child, Lea Michele, Vanessa Hudgens, Hilary Duff, Bella Thorne, Kelly Clarkson & Jenny McCarthy.

Mudd. Mudd is a highly recognizable junior lifestyle brand representing a generation of independent girls who stand up, stand out, and make their dreams a reality.  It was established in 1995 and acquired by Iconix in April 2006. Mudd has since become a junior’s denim destination synonymous with feminine-yet-casual fashion and a free-spirited lifestyle. In November 2008, the Mudd brand entered into a multi-year, exclusive, direct-to-retail licensing agreement with Kohl’s Department Stores, Inc., across the United States for apparel, footwear, fashion accessories and jewelry.

Danskin/Danskin Now. Danskin is a 135 year-old iconic brand of women’s activewear, athleisure, legwear, dancewear, intimates, sleepwear, and fitness equipment, which the Company acquired in March 2007. Danskin has maintained a legacy of health, strength and female empowerment in its core values. The Danskin brand continues to be sold through better department, mid-tier, specialty and sporting goods stores, as well as through Danskin.com by wholesale licensees in the United States. In 2014, the brand re-launched its e-commerce site, blog, and expanded its social media efforts sustaining its heritage with dance.   As previously disclosed, the Company was notified that Wal-mart will not renew the existing Danskin Now license agreement for the brand subsequent to its expiration in January 2019.  The Danskin brand has 5 licensees including a new addition of Footwear for 2019.  Even after the termination of the Wal-mart retail license agreement, we believe the brand has a solid distribution of retailers.  These retailers include Amazon, Costco, Walmart.com as well as a strong presence within TJX corporation.  The Danskin brand has recently secured collaborations such as Footlocker/6:02 with the Jenna Dewan Collection.

Mossimo. Mossimo is known as a contemporary, active and youthful lifestyle brand.  The brand was established in 1986 and acquired by the Company in October 2006. Since 2000, Target Corporation, herein referred to as Target, had held the exclusive license in the United States, covering apparel products for men, women and children, including casual sportswear, denim, swimwear, bodywear, watches, handbags and other fashion accessories and had become one of the largest apparel brands in the United States.  The license agreement with Target expired on October 31, 2018.  We are in the process of developing a “go forward” strategy to position the brand in midrange retailers, off price retailers and on-line retailers in an effort to transfer the name of the brand developed over the years with the consumer.  Our 2019 focus is to secure strong licensee partners to design, develop and distribute a variety of product categories to a wider base of retailers that we believe will generate revenue to the Company beginning in 2020.

Joe Boxer. Joe Boxer is a highly recognized lifestyle brand known for its irreverent and humorous image and provocative promotional events. Acquired by Iconix in July 2005, the brand was established in 1985 with the idea of taking basic clothing and re-imagining it to reflect humor, fashion and popular trends. Since August 2001, Kmart/Sears has held the exclusive license for the brand in the United States covering apparel, fashion accessories and home products for men, women, teens and children.  Given the Kmart/Sears bankruptcy filing in October 2018, the Company is currently in the process of renegotiating the existing license agreement with Kmart/Sears on a non-exclusive basis.

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

Rampage. Rampage was established in 1982 and is known as a young contemporary fashion brand that empowers women to be their truest, boldest selves. Rampage was acquired by Iconix in September 2005 with products sold through better department stores such as Macy’s and Belk Stores across categories of footwear, handbags, intimates, accessories and outerwear. Previous campaigns have featured Petra Nemcova, Gisele Bündchen, Bar Refaeli, Irina Shayk, and Olivia Culpo.

Ocean Pacific/OP. Ocean Pacific and OP are global action-sports lifestyle apparel brands which trace their heritage to Ocean Pacific’s roots as a 1960’s surfboard label. The Company acquired the Ocean Pacific/OP brands in November 2006 and in 2007, the OP business in the United States was converted to a direct-to-retail license with Wal-Mart Stores, Inc. (herein referred to as Wal-Mart). The OP DTR license agreement at Walmart was not renewed upon its expiration in June 2017.  In 2017, Ocean Pacific was repositioned to re-connect with the brand heritage and its authentic core customer, the action-sports enthusiast, across the specialty channel. Plans for launching product with new licensees are in process for 2019.  We are is aggressively researching the best partners for this license in all categories and genders including swim, apparel, accessories, home and beach related products.   Distribution is currently focused on Walmart.com, mid-range department stores and off-price retailers.

Bongo. The Bongo brand is a California lifestyle brand established in 1982 and is best described as the everyday girl with a splash of cool.  Recognized for its famous denim fit, Bongo also features a broad range of Junior’s casual apparel and accessories, including sportswear, eyewear and footwear. As a result of the Kmart/Sears bankruptcy filing, the Company is currently in negotiations to potentially license the brand to new or existing licensees.

Badgley Mischka. The Badgley Mischka brand is known for luxury couture eveningwear. The brand was established in 1988 and was acquired by the Company in October 2004. The Company sold the Badgley Mischka brand in February 2016.

Brands Held by Iconix with Joint Venture Partners:

MG Icon—Material Girl.  Material Girl is designed to fit into the “it” woman’s demanding, multi-dimensional world.  Material Girl offers the millennial customer fast fashion at affordable prices and is the go-to for style setters.  MG Icon, a joint venture in which the Company has a 50% interest, was created by Iconix with Madonna and Guy Oseary in March 2010 to buy, create, develop and license the Material Girl brand across a spectrum of consumer product categories.  Concurrent with the formation of this joint venture, MG Icon entered a direct-to-retail exclusive license with Macy’s Retail Holdings, Inc. (“Macy’s”) covering a wide array of consumer categories across the Material Girl brand. As previously disclosed, the Company was notified that Macy’s will not renew the existing license agreement for the brand subsequent to its expiration in January 2020.  Currently, the brand has wholesale license agreements in hosiery and socks and will transition the apparel, intimates and sleepwear products to new partners.  Celebrating its ninth year, the brand has had many notable faces for its campaigns, including Rita Ora, Zendaya, Kelly Osbourne, Sofia Richie, Taylor Momsen, Pia Mia, and Serayah.

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

Starter. Founded in 1971, Starter is one of the original brands in licensed team sports merchandise and is a highly-recognized brand of athletic apparel and footwear. The Company acquired Starter in December 2007. At the time of the acquisition, the brand was distributed in the United States primarily at Wal-Mart through a number of wholesale licensees. In July 2008, the brand was converted to a direct-to-retail license with Wal-Mart and is currently sold in all stores in the United States and Canada. The Starter brand has been worn by some of the greatest athletes in MLB, NBA, NFL and NHL and the 2015 ambassadors for the brand included Kevin Love and Eric Decker. Most recently, the Company has partnered with all the major professional sports leagues and over one hundred NCAA universities throughout the U.S. through a licensee to re-launch the iconic Starter satin jacket, sold through various specialty stores, sporting goods stores and online. In 2012, the Starter Black brand was launched.  Starter Black is a premium lifestyle brand extension that focuses on a fashion-forward collection of logo branded apparel and accessories and has quickly become a staple among celebrities, athletes and influencers.  The Starter Black brand is sold in high-end specialty and sporting goods stores (e.g. Fanatics, Barnes and Noble College Book Stores).  In the Fall of 2017, the Starter brand was launched as an exclusive distribution with Amazon as their only national brand in their private brand division.  Over 300 styles across men’s, women’s, and children’s activewear and accessories launched on the site throughout 2018.  Starting in 2019, Starter is the on-field provider for the Alliance of American Football league which gives a significant amount of national recognition of the brand.

Zoo York. Zoo York is an East Coast-based action lifestyle brand, named for the graffiti-art infused counterculture of 1970’s New York City. Zoo York has licenses with wholesalers covering a variety of products, including men’s, women’s and kids’ apparel, footwear, socks and accessories. The Manhattan-based brand proudly serves up a wide range of casual utilitarian looks for men and women that fuse authentic military-influenced overtones with iconic Zoo York City imagery.  The Company acquired a 51% interest in the Zoo York brand as part of the Ecko Untld. acquisition in 2009, and the Company increased its ownership to 100% in 2011. Zoo York is currently distributed in department stores including JCPenney and Stage Stores. Celebrity spokespeople for the brand include professional skateboarders Chaz Ortiz.

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

Umbro. Founded in 1924, Umbro is a global football (soccer) brand. The brand combines British heritage with a modern football lifestyle to create iconic sports apparel and footwear with high global awareness and strong global distribution. The Company acquired the Umbro brand in November 2012. The Company and its licensees sponsor more than a hundred national and professional teams worldwide. Umbro products are sold globally through a strong network of licensees and partners in the United States, Canada, Australia, Africa, Asia, Europe, the Middle East, India and Latin America.

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

Hydraulic IP Holdings, LLC - Hydraulic.  In December 2014, the Company formed a joint venture with Top On International Group Limited in which the Company effectively purchased a 51% interest in the Hydraulic trademarks and related assets. In April 2018, the Company acquired the remaining 49% ownership interest from its joint venture partner.  This transaction resulted in the Company effectively increasing its ownership interest in Hydraulic to 100%. Hydraulic was founded in New York in 1998 and is known for setting the blue jean standard in the denim market for junior’s, women’s and plus sizes. Hydraulic differentiates itself from other denim brands by positioning itself with the theme that all denim was not created equally. Hydraulic is currently distributed in department stores and is licensed for women’s apparel in the United States.

Brands Held by Iconix with Joint Venture Partners:

Hardy Way-Ed Hardy.  In May 2009, the Company acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brand and trademarks. In April 2011, the Company made an additional investment in Hardy Way which effectively increased its ownership interest to 85%. Don Ed Hardy and his artwork date back to 1967 when he transformed the tattoo business into an artistic medium. He began licensing his name and artwork for apparel in 2003 and today the Ed Hardy brand is recognized by its tattoo inspired lifestyle products. The brand is licensed to wholesalers in the United States for men’s, women’s, and kids’ apparel, fragrance, footwear and accessories. Distribution in the United States includes a wide base of retail stores, from Target to Walgreens. Celebrities that have worn the brand include Shakira, Lil Wayne, Madonna, Dwight Howard, Jessica Alba and Eva Longoria.

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

Formed in 1972 in New York City, PONY became one of the top athletic footwear brands worldwide in the 1990’s appearing on professional athletes in the NBA, NFL, MLB, Pro Soccer, Pro Tennis, and Pro Boxing.  In Q4 2015, the Company launched its current multi-faceted marketing campaign highlighting the acronym for Pony, Product of New York.  The digital and social media campaign aimed at millennials, paid homage to the brand’s New York City roots.

Home

Brands Wholly-Owned by Iconix:

Cannon. Established in 1887, Cannon is a brand with a powerful heritage and products that are known for their high quality, easy care and appeal to a broad range of consumers.  One of the most recognized home brands, Cannon delivers a consistent quality at an affordable price.  It is known as the first textile brand to sew logos onto products.  The Company acquired Cannon as part of the 2007 Pillowtex acquisition.  At the time of the acquisition, the brand was distributed in various regional department stores.  In

February 2008, the Company signed its current direct-to-retail license with Kmart/Sears for Cannon to be sold exclusively in the United States in multiple categories including fashion bedding, sheets, towels and bath rugs, basic bedding and kitchen textiles. Given the Kmart/Sears bankruptcy filing in October 2018, the Company is currently in the process of renegotiating the existing license agreement with Kmart/Sears on a non-exclusive basis.  In March 2019, the Company signed two new licensing agreements for Cannon with Pem America and Blue Ridge Home fashions in various product categories.  The Pem America license agreement will cover the US, Canadian and Mexican markets and Blue Ridge Home Fashions will cover the US and Canadian markets.

Royal Velvet. For over 60 years, Royal Velvet has been celebrating home fashions, offering sophisticated designs that foster creativity and welcome customers home. Royal Velvet is a premium brand that provides a sophisticated aesthetic to homes and delivers exceptional quality that people know, trust and love. Royal Velvet is an authority on color, bringing rich, elevated choices in home textiles and décor.   The Royal Velvet towel has been an industry standard since 1954. Royal Velvet products include towels, sheets, bath rugs, fashion bedding, basic bedding and window treatments.  The Company acquired Royal Velvet as part of the 2007 Pillowtex acquisition.  In April 2011, the Company entered into a direct-to-retail license with JC Penney Corporation, Inc., (owner of JC Penney stores), for the Royal Velvet brand to be sold exclusively in JC Penney Stores in the United States, which commenced in February 2012.  As previously disclosed, the Company was notified that JC Penney will not renew the existing license agreement for the brand subsequent to its expiration in January 2019. In March 2019, the Company entered into a license agreement with Himatsingka America, a part of the Himatsingka Group for various product categories within the US, Canada and Mexico markets.  The Company is also currently in negotiations for licensing of the brand to additional new or existing licensees.

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

Charisma. Charisma home textiles were introduced in the 1970’s and are synonymous with understated elegance.  The Company acquired Charisma as part of the 2007 Pillowtex acquisition. In February 2009, the Company signed a direct-to-retail license with Costco Wholesale Corporation, (herein referred to as Costco), for certain Charisma products to be sold in Costco stores in the United States and other countries.  The brand is also licensed in the United States and Canada for distribution through better department stores such as Bloomingdales, Bed Bath & Beyond, Nieman Marcus, Macy’s, Horchow and QVC.

Waverly. Waverly is a home fashion and lifestyle brand that has been a leader in prints and patterns since its launch in 1923. It is one of the most recognized names in home décor and furnishings. Waverly’s distinctive color palette and accessible home decor allows consumers to mix and match fabrics offering a custom-designed look at an affordable price.  The Company acquired Waverly in October 2008.  Waverly has two direct-to-retail agreements in the United States; with Wal-Mart for the Waverly Inspirations Collection covering fabrics and craft and the Waverly Home Collection at Christmas Tree Shops.  Waverly also has wholesale licensees in the United States for products including fabric, window treatments, décor, and bedding that are sold through retailers such as Jo-Ann’s, Lowe’s and Belk and other specialty and off-price retailers.

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

Brand Held by Iconix with Joint Venture Partners:

Peanuts Worldwide – Peanuts, Charlie Brown, Snoopy.  In June 2010, the Company, through its wholly-owned subsidiary Icon Entertainment LLC, acquired an 80% controlling stake in Peanuts Holdings, which, through its wholly-owned subsidiary, Peanuts Worldwide, owned and managed the Peanuts brand and characters. The Company’s 20% partner in Peanuts

Holdings was the family of Charles Schulz, the creator of the Peanuts brand and characters. In June 2017, the Company sold its 80% ownership interest in the brand to DHX Media, Ltd.  Refer to Note 2 of Notes to Consolidated Financial Statements for further details.

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

To get what we believe are best-in-class local partners to invest in and represent the Company’s brands in their respective territories, the Company offers its partner the ability to buy equity interests in the IP. These equity interests provide the Company’s partners with the necessary incentive to devote management time and resources to the brands. By leveraging the partners’ local market expertise, retail relationships, wholesale networks, business contacts and staff, the Company has significantly grown licensing royalties in key global markets, and maintained stricter enforcement against counterfeit products. As these businesses in each territory reach sufficient scale to support the Company’s full business structure of brand management, marketing, licensing, acquisitions and finance, the Company may consider acquiring control or full ownership of the joint ventures, where possible, as was the case in Latin America in 2014, in China in 2015 and Canada in 2017.

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

Iconix Australia.  In September 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Australia and New Zealand (the “Australia Territory”) to Iconix Australia through an exclusive, royalty-free perpetual master license agreement with Iconix Australia. Shortly thereafter, Pac Brands USA, Inc. (“Pac Brands USA”) purchased a 50% interest in Iconix Australia for $7.2 million from the Company to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the Australia Territory.  In July 2018, the Company purchased an additional 5% ownership interest in Iconix Australia, effectively increasing the Company’s ownership interest in Iconix Australia to 55%.

Iconix Australia licenses many brands in the territory including Cannon, Ecko Unltd., Mossimo, Starter, Umbro, Zoo York, Fieldcrest, and Waverly.

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

Starter China.  In March 2018, the Company entered into an agreement with Photosynthesis Holdings, Co. Ltd. to sell up to no less than a 50% interest and up to a total of 60% interest in Starter China, which holds the Starter trademarks and related assets in respect of the Greater China territory.  PHL’s purchase of the equity interest in Starter China is expected to occur over a three-year period commencing on January 15, 2020.

Lee Cooper China.  In June 2018, the Company entered into an agreement with POS Lee Cooper HK Co. Ltd. To sell up to no less than a 50% interest and up to a total of 60% interest in Lee Cooper China, which holds the Lee Cooper trademarks and related assets in respect of the Greater China territory.  PLC’s purchase of the equity interest in Lee Cooper China is expected to occur over a two-year period commencing on January 15, 2024.

Investments:

Marcy Media Holdings, LLC

In July 2013, the Company purchased a minority interest in Marcy Media Holdings, LLC (“Marcy Media”), resulting in the Company’s indirect ownership of a 5% interest in Roc Nation, LLC. Founded in 2008, Roc Nation is a full-service entertainment company. Roc Nation Sports, a division of Roc Nation, launched in Spring 2013 and focuses on elevating premier professional athletes’ career on and off the field by executing marketing and endorsement deals, community outreach, charitable tie-ins, media relations and brand strategy. Roc Nation entertainment and talent agency represents Kevin Durant, Robinson Cano and many other influential athletes and artists.  For additional information related to our investment in Marcy Media, see “Item 1A. Risk Factors – Risks Related to our Business” below and Note 5 in the Notes to Consolidated Financial Statements.

Complex Media Inc.

In September 2013, the Company purchased convertible preferred shares, representing on an as-converted basis as of December 31, 2014, an approximate 14.4% minority interest in Complex Media Inc. (“Complex Media”), a multi-media lifestyle company which, among other things, owns Complex magazine and its online counterpart, Complex.com.  In July 2016, the Company received $35.3 million in connection with the sale of its interest in Complex Media.  Refer to Note 5 in the Notes to Consolidated Financial Statements for further details.

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

The Company has over 375 licenses and has benefited from the model’s scalability, which enables the Company to leverage its existing infrastructure to support new business and brands. A key objective of the Company is to capitalize on its brand management expertise and relationships to build and maintain a diversified portfolio of consumer brands that generate increasing revenues. Through our international partnerships, we have successfully built a vast network of licensees around the world that are growing our brands outside of the United States. The Company is also committed to continuously reinvesting in its global platform in order to provide licensees with preeminent brand management knowledge and services to allow all partners to benefit from being a part of the Iconix network.

The Company licenses its brands across a broad range of product categories, including fashion apparel, footwear, accessories, sportswear, home furnishings and décor, and beauty and fragrance. The Company seeks licensees with the ability to produce and sell quality products in their licensed categories and to meet and exceed minimum sales and royalty payment thresholds.

The Company maintains direct-to-retail and traditional wholesale licenses. Typically, in a direct-to-retail license, the Company grants exclusive rights to one of its brands to a single national retailer for a broad range of product categories. For example, the Fieldcrest brand is primarily licensed exclusively to Target in the United States across a variety of product categories. Direct-to-retail licenses provide retailers with proprietary rights to national brands at favorable economics. In a traditional wholesale license, the Company grants the right to a specific brand to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved distribution channel. For example, the Company licenses the Umbro brand in the United States to numerous wholesale suppliers for products ranging from athletic wear to footwear to apparel, for sale and distribution primarily to department and specialty stores.

The Company’s licenses typically require the licensee to pay the Company royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach certain specified targets. The Company’s licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands. As of January 1, 2019, the Company and its joint ventures had a contractual right to receive over $405 million of aggregate minimum licensing revenue through the balance of all of their current licenses, excluding any renewals.

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

The Company has organized its marketing structure to allow for ongoing updates to its marketing campaigns based upon market trends. Marketing consists of four areas: Social and digital marketing, public relations, creative content generation and brand management. The Company uses its in-house talent to create compelling 360° marketing campaigns that include social/digital marketing, print, outdoor, celebrity, influencers, bloggers and other innovative strategies. It also will utilize outside agencies when needed to supplement. In addition to building omni-channel campaigns, the Company works with major retail partners to provide assets for online, digital/ social and in-store marketing.

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

Trend direction

The Company’s in-house brand management supports the brands by providing licensees with unified trend direction, guidance and coordination of the brand image across all product categories. The fashion team is focused on identifying and interpreting the most current trends, both domestically and internationally, by helping forecast the future design and product demands of the respective brands’ customers. Typically, the Company develops a trend guide, including color, print, pattern, fabrication and key silhouettes while being sensitive to the overall “DNA” of each brand. In addition, the Home division generates original designs and patterns, which both the licensees and DTR partners utilize to allow each brand their own brand identity and individual lifestyle.

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

The team often provides bought samples from comparison shopping that inspire key items within each collection. With respect to Alberta ULC (owner of the Buffalo brand), the Company has entered into arrangements with its partner to oversee and control the creative aspects of the brand, including design and brand marketing. With respect to our Umbro brand, we have created a design entity, Diamond Icon, that designs apparel and footwear products to service the needs of our global licensee network.

Key direct-to-retail licenses

For the year ended December 31, 2018, the Company’s largest direct-to-retail licensees were with Wal-Mart for Danskin Now and Waverly Inspirations brands, Target for the Mossimo and Fieldcrest brands, Kohl’s for the Candie’s and Mudd brands and Kmart/Sears for the Joe Boxer, Bongo and Cannon brands. The relationships with these major retailers collectively represented approximately 26% of total revenue for the period.

Wal-Mart licenses

Revenue generated by the Company’s four licenses with Wal-Mart accounted for, in the aggregate, 4% and 16% of the Company’s revenue for the years ended December 31, 2018 (“FY 2018”) and FY 2017, respectively. The following is a description of these licenses:

Danskin Now. In July 2008, the Company entered into a license agreement with Wal-Mart pursuant to which Wal-Mart was granted the exclusive right to use the Danskin Now trademark in the United States and Canada in connection with the design, manufacture, promotion and sale of women’s and girl’s soft lines, including active wear, dancewear, footwear, intimate apparel, apparel accessories and fitness equipment through Wal-Mart stores and Wal-Mart.com. The term of the license continues through January 31, 2019.   Following the expiration of the license on January 31, 2019, while Danskin Now is no longer licensed directly to Wal-Mart, the Company has entered into license agreements with other licensees which will sell the product into Wal-Mart.

Ocean Pacific/OP. In August 2007, the Company entered into an exclusive direct-to-retail license agreement with Wal-Mart granting Wal-Mart the right to design, manufacture, sell and distribute through Wal-Mart stores and Wal-Mart.com a broad range of apparel and accessories under the Ocean Pacific/OP marks in the United States and Canada. The OP license expired on June 30, 2017.

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

Target licenses

Revenue generated by the Company’s licenses with Target accounted for, in the aggregate, 6% and 9% of the Company’s revenue for FY 2018 and FY 2017, respectively. The following is a description of these licenses.

Mossimo. As part of the Company’s acquisition of the Mossimo trademarks in October 2006, the Company acquired the license with Target, which was originally signed in 2000 and was subsequently amended and restated in March 2006. Pursuant to this license, as further amended, Target had the exclusive right to design, manufacture, and sell through Target stores and Target.com in the United States, its territories and possessions, a wide range of Mossimo-branded products, including men’s, women’s and kid’s apparel, footwear and fashion accessories. The license expired on October 31, 2018.

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

Umbro. In August 2017, the Company entered into a distribution agreement with Target granting Target the exclusive right to sell and distribute Umbro-branded apparel and soccer equipment in the United States.  The current term of the agreement continues through January 31, 2022 and Target has the option to renew for up to 1 additional term of 3 years.  The agreement provides for minimum sales requirement for each contract year.

Kohl’s licenses

Revenue generated by the Company’s two licenses with Kohl’s accounted for, in the aggregate, 10% and 9% of the Company’s revenue for FY 2018 and FY 2017, respectively. The following is a description of these licenses.

Candie’s. In December 2004, the Company entered into a license agreement with Kohl’s for an initial term of five years which continued through January 29, 2011. Pursuant to this license, Kohl’s has the exclusive right to design, manufacture, sell and distribute a broad range of products under the Candie’s trademark, including women’s, and juniors’ apparel, and accessories (except prescription eyewear). The license provides for guaranteed minimum royalties and advertising payments that Kohl’s is obligated to pay the Company for each contract year.  The current term of the license continues through January 31, 2021.  The Company has been notified that it is unlikely that Kohl’s will renew the license agreement subsequent to the current term.

Mudd. In November 2008, the Company entered into a license agreement with Kohl’s granting Kohl’s the exclusive right to design, manufacture, sell and distribute a broad range of Mudd-branded apparel and accessories in the United States and its territories. The current term of the license continues through December 31, 2020 and Kohl’s has the option to renew for up to two additional consecutive terms of five years. The Company is currently in negotiations for renewal of the license agreement.  The license provides for guaranteed minimum royalties and advertising payments that Kohl’s is obligated to pay the Company for each contract year.

Kmart/Sears licenses

Revenue generated by the Company’s three licenses with Kmart/Sears, accounted for, in the aggregate, 7% and 8% of the Company’s revenue for FY 2018 and FY 2017, respectively. Kmart/Sears filed for Chapter 11 bankruptcy in October 2018 and subsequently rejected the existing license agreements for Joe Boxer, Cannon and Bongo.  We are currently working with Kmart/Sears as to whether they will utilize these brands in future periods.

Competition

The Company’s proprietary brands are all subject to extensive competition from various domestic and foreign brands. These competitors compete with the Company’s licensees in terms of design, quality, price, product, advertising and service. We believe that our strong brand management platform and proven international partnerships as well as our experienced management team differentiate our Company from our competitors.

Each brand has many competitors specific to certain distribution channels that span a broad variety of product categories, including the fashion apparel, home furnishings and decor, sports and entertainment industries. For example, Candies’ competes with respect to young women’s and juniors fast-fashion in the United States at the mid-tier channel with national brands like Express and XOXO, Starter competes with brands like Russell Athletic and C9 in the athletic apparel category, and Avia and And1 competes in the footwear category at the mass-tier channel. Umbro competes with global brands like Nike and Adidas in active-wear and with global and local brands in technical soccer categories.  Additionally, a significant portion of our brands also compete with big box retailers “private-label” and/or “exclusive” brands.

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

Intellectual Property

We believe that the Company’s worldwide IP portfolio, which includes trademarks, service marks, copyrights and other proprietary information, is our most valuable asset. As of December 31, 2018, we owned nearly 6,300 trademark and service mark registrations and applications – over 400 of which are domestic and over 5,800 of which are foreign. Trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office and in other countries throughout the world in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a variety of product categories, including footwear, apparel, fragrance, handbags, watches and various other goods and services, including in some cases, home accessories and electronics.  In addition, the Company owns numerous copyrights in its iconic Waverly and Joe Boxer patterns and designs. The Company also owns over 1,500 domain names worldwide and registers key domain names containing its trademarks.

Employees

As of December 31, 2018, the Company had a total of 122 full-time employees. Our full-time employees consisted of our CEO, senior managers, middle management, marketing and administrative personnel. Of the Company’s 122 full-time employees, 55 employees reside in the U.S., 61 reside in Europe, five in China, and one in the Middle East. None of the Company’s employees are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE AND DEBT

The Company may not generate sufficient cash in the next twelve months necessary to fund continued operations.

Our ability to make cash payments on and to refinance our indebtedness and to fund future operations will depend on our ability to generate significant operating cash flow in the future. This ability is, to a significant extent, subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in amount sufficient to enable us to fund our liquidity needs, including fees payable in connection with waivers obtained from our creditors and lenders, costs related to the impairment analysis discussed below and costs related to ongoing litigation (see “Legal Proceedings” and the risk factor entitled “—We have been named in securities litigations, which could be expensive and could divert our management’s attention.  There may be additional class action and/or derivative claims”). As a result, we may need to refinance all or a portion of our indebtedness, on or before its maturity, obtain additional equity or debt financing, sell existing assets or enter into strategic alliances with other parties. We cannot assure you that we will be able to do so on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders. Any inability to generate sufficient cash flow, refinance our indebtedness or incur additional indebtedness on commercially reasonable terms could adversely affect our financial condition and could cause us to be unable to service our existing debt. If we are unable to obtain a waiver, we would be in default under our existing indebtedness, the holders of such indebtedness could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. Even if we are able to obtain such waivers, limited liquidity may cause us to delay or abandon some or all of our plans to invest in new brands and may have a material and adverse effect our ability to generate and/or increase revenue going forward or cause us to be unable to maintain existing licenses on favorable terms and conditions.  Additionally, we have historically received cash payments of management fees and residual fees under the agreements governing our Senior Secured Notes (as defined below), however, there is no guarantee we will receive any or all of these amounts in future years.  Any decrease in cash received under these arrangements in future periods could adversely affect our liquidity.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to certain trademarks.

As of December 31, 2018, the Company’s consolidated balance sheet reflects debt of approximately $675.2 million (which is net of $4.7 million of debt issuance costs), including (i) securitization debt of $460.8 million (net of original issue discount of $4.7 million) under our Series 2012-1 4.229% Senior Secured Notes, Class A-2, Series 2013-1 4.352% Senior Secured Notes, Class A-2 (collectively, the “Senior Secured Notes”), and the Variable Funding Notes (as defined below), (ii) senior secured debt of $171.1 million (net of original issue discount of $18.3 million) under our Senior Secured Term Loan (as defined below), and (iii) subordinated secured debt of $109.7 million (which is recorded in our consolidated balance sheet as of December 31, 2018 at a fair value of $48.1 million) under our 5.75% convertible senior subordinated secured second lien notes due 2023 (the “5.75% Convertible Notes”). We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our outstanding debt obligations:

•	could impair our liquidity;

•	could make it more difficult for the Company to satisfy its other obligations;
•

require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;
•	impose restrictions on us with respect to the use of our available cash;
•	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets; and
•	could place us at a competitive disadvantage when compared to our competitors who have less debt and/or less leverage.

In the event that we fail to make any required payment under any current or future agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock, result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness and impact the Company’s ability to continue as a going concern.

The terms of our debt agreements have restrictive covenants and our failure to comply with any of these could put us in default, which would have an adverse effect on our business and prospects, and could cause us to lose title to our key IP assets.

Unless and until we repay all outstanding borrowings under our securitization debt, we will remain subject to the restrictive terms of these borrowings. The securitization debt, under which certain of our wholly-owned subsidiaries (as defined below, the “Co-Issuers”) issued and guaranteed the Senior Secured Notes and a revolving financing facility consisting of variable funding notes, herein referred to as Variable Funding Notes, contain a number of covenants, with the most significant financial covenant being a debt service coverage calculation. These covenants limit the ability of certain of our subsidiaries to, among other things:

•	sell assets;
•	engage in mergers, acquisitions and other business combinations;
•	declare or pay distributions on their equity interests;
•	incur, assume or permit to exist additional indebtedness or guarantees; and
•	incur liens.

These restrictions could reduce our liquidity and thereby affect our ability to pay dividends or repurchase shares of our common stock. The securitization debt requires us to maintain a specified financial ratio relating to available cash to service the borrowings at the end of each fiscal quarter. Our ability to meet this financial ratio can be affected by events beyond our control, and we may not satisfy such a test. A breach of this covenant could result in a rapid amortization event or default under the securitization debt.

In the event that a rapid amortization event occurs or continues under the indenture (including, without limitation, upon an event of default under the indenture or the failure to repay the securitization debt at the end of the five year interest-only period), the funds available to us would be or are reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

Furthermore, a reserve account has been established for the benefit of the secured parties under the indenture for the purpose of trapping cash upon the occurrence of our failure to maintain a specified financial ratio at the end of each fiscal quarter. Once it commences, such cash trapping period would extend until the quarterly payment date on which that financial ratio becomes equal to or exceeds the minimum ratio. In the event that a cash trapping period commences, the funds available for the Co-Issuers to pay amounts to us will be reduced or eliminated, which would in turn reduce our ability to support our business and service repayment obligations under our other financing arrangements (including under the Senior Secured Term Loan and 5.75% Convertible Notes).

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

Furthermore, if amounts owed under the securitization debt were to become accelerated because of a failure to meet the specified financial ratio or to make required payments, the holders of our Senior Secured Notes would have the right to foreclose on the Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Fieldcrest, Royal Velvet, Charisma, Starter and Waverly trademarks in the United States and Canada (with the exception of the London Fog brand for outerwear in the United States); on our joint venture interests in Hardy Way, MG Icon and ZY Holdings; on the equity interests in certain of our subsidiaries; and on other related assets securing the notes.

The Senior Secured Term Loan and the indenture in respect of our 5.75% Convertible Notes (the “5.75% Notes Indenture”) also contain a number of covenants that restrict our ability and the ability of certain of our subsidiaries, their respective subsidiaries and certain joint ventures to, among other things:

•	grant liens on certain assets;
•	consummate specified types of acquisitions or acquisitions requiring cash consideration in excess of specified amounts;
•	make fundamental changes (including mergers and consolidations);
•	make restricted payments and investments; and
•	incur or prepay certain indebtedness.

In addition, our wholly-owned subsidiary IBG Borrower LLC (“IBG Borrower”), as borrower under the Senior Secured Term Loan, must maintain a specified minimum asset coverage ratio and leverage ratio.

Upon the occurrence of an event of default under the Senior Secured Term Loan or a default under the 5.75% Notes Indenture, in addition to the interest rate increasing by an additional 3% per year under the Credit Agreement, all unpaid amounts under the Senior Secured Term Loan and the 5.75% Convertible Notes could become immediately due and payable.  An acceleration of our debt could have a material adverse effect on our liquidity if we were to be unable to negotiate mutually acceptable terms with our lenders or holders of the 5.75% Convertible Notes or other debt obligations as they come due. In addition, a default under one debt instrument relating to our existing indebtedness could in turn permit lenders or holders under other debt instruments to declare borrowings outstanding under those instruments to be due and payable pursuant to cross-default and cross-acceleration clauses.

In the event of a default under our indebtedness under our Senior Secured Term Loan, which is not waived by our lenders thereunder, such lenders may be able to declare all of the indebtedness under such facilities, together with accrued interest, to be due and payable.

In the event of a default under our indebtedness under our Senior Secured Term Loan, which is not waived by our lenders thereunder, such lenders generally would be able to declare all of the indebtedness under such facilities, together with accrued interest, to be due and payable. In addition, borrowings under our Senior Secured Term Loan are secured by a first-priority lien on substantially all of the assets of the Guarantors defined therein. In the event of a default under that facility, such lenders generally would be entitled to seize the collateral, including assets which are necessary to operate our business.

Pursuant to the terms of the 5.75% Note Indenture, the 5.75% Convertible Notes are secured by a second-priority lien on all of the assets of the same Guarantors listed in the Senior Secured Term Loan. Subject to the terms of an Intercreditor Agreement governing the relationship between the lenders under the Senior Secured Term Loan and the holders of the 5.75% Convertible Notes, in the event of a default under our Senior Secured Term Loan, the lenders under the Senior Secured Term Loan generally would be entitled to seize the collateral, including assets which are necessary to operate our business. In addition, default under one debt instrument relating to our existing indebtedness could in turn permit lenders or holders under other debt instruments to declare borrowings outstanding under those instruments to be due and payable pursuant to cross-default and cross-acceleration clauses. Moreover, upon the occurrence of an event of default relating to our indebtedness, any commitments to extend further credit to us could be terminated.

Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, may have a material adverse effect on our results of operations.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock, which has significantly declined in the past year, has been, and may continue to be, volatile, which could reduce the market price of our common stock.

The market price of our common stock has significantly declined in the past year.  Furthermore, the publicly traded shares of our common stock have experienced, and may continue to experience, significant price and volume fluctuations. This market volatility could further reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally and/or changes in national or regional economic conditions, making it more difficult for shares of our common stock to be sold at a favorable price or at all. The market price of our common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the trademark licensing business or companies in the industries in which our licensees compete.  In addition, any future conversions of the 5.75% Convertible Notes would dilute the holdings of our then existing stockholders, including any remaining holders of our 5.75% Convertible Notes that receive shares of our common stock upon conversion of their notes, and could reduce the market price of our common stock.

Future issuances of our common stock may cause the prevailing market price of our shares to decrease.

We have issued a substantial number of shares of common stock that are eligible for resale under Rule 144 of the Securities Act of 1933, as amended, or Securities Act, and that may become freely tradable.  We may, in the future, issue additional shares of our common stock.  Pursuant to the terms of our 5.75% Convertible Notes, we may elect to pay interest on such notes in shares of our common stock, rather than in cash.  Upon conversion of our 5.75% Convertible Notes, we may elect to satisfy our conversion obligations solely in shares of our common stock, which would result in an increase in the outstanding number of shares of our common stock that, subject to certain limitations, would be freely tradable. We have also already issued a substantial number of restricted shares of common stock as inducement grants in connection with the Company’s hiring of a new CEO in October 2018 and a new CFO in February 2019. If the holders of 5.75% Convertible Notes choose to exercise their conversion rights and sell the underlying shares of common stock in the public market, or if holders of currently restricted shares of our common stock choose to sell such shares in the public market under Rule 144 or otherwise, the prevailing market price for our common stock may decline. The sale of shares issued upon the exercise of our derivative securities or other issuances of our common stock could also further dilute the holdings of our then existing stockholders, including holders of  convertible notes that receive shares of our common stock upon conversion of their notes. In addition, future issuances of shares of our common stock could impair our ability to raise capital by offering equity securities.

If our common stock is delisted from the Nasdaq Global Select Market it may limit our ability to raise additional funds, reduce trading liquidity in our common stock and otherwise create additional volatility and/or downward pressure on the price of our common stock.

As previously disclosed, on November 27, 2018, the Company received a written notice from Nasdaq that the Company’s common stock would be delisted from the Nasdaq Global Select Market. In accordance with Nasdaq’s procedures, the Company appealed the Nasdaq’s determination by requesting a hearing (the “Hearing”) before a Nasdaq Hearings Panel (the “Panel”) to seek continued listing, which stayed the delisting of the Company’s common stock. The Hearing occurred on January 10, 2019.  On January 15, 2019, the Panel granted the Company’s request for continued listing of the Company’s common stock on The Nasdaq Global Select Market pursuant to an extension through May 27, 2019, subject to the condition that the Company regain compliance with its Nasdaq listing rules by such date and provide the Panel with certain interim progress reports. If the Company does not regain compliance with the Nasdaq listing rules by May 27, 2019 or, based on the Company’s interim progress reports, the Panel reconsiders the extension before then, Nasdaq will delist the Company’s common stock from the Nasdaq Global Select Market.

On March 14, 2019, the Company completed a reverse stock split at a ratio of one-for-ten of its outstanding common stock (the “Reverse Stock Split”).  However, even after the completion of the Reverse Stock Split, there is no guarantee that the Company will regain compliance with the Nasdaq listing rules by May 27, 2019, or stay in compliance with such rules thereafter even if it does regain compliance as of such date.  As a result, there is no guarantee that the Company’s common stock will not be delisted on or after May 27, 2019.  If the Company’s common stock is delisted from the Nasdaq Global Select Market it may limit its ability to raise additional funds, reduce trading liquidity in the Company’s common stock and otherwise create additional volatility and/or downward pressure on the price of the Company’s common stock.

Future issuances of equity or convertible notes to raise additional needed capital may result in significant dilution to our stockholders.

In order to raise additional needed capital, the Company may issue shares of its common stock or shares of preferred stock or debt convertible into shares of its common stock or preferred stock. There can be no assurance that such issuances will be at current market rates or on terms favorable to the Company and its existing stockholders. Any raising of capital involving the issuance of equity is expected to result in a significant dilution to existing stockholders. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. Similarly, if our common stock is delisted from the NASDAQ Global Market, it may limit our ability to raise additional funds.

We have previously identified material weaknesses in our internal control over financial reporting, and during the course of preparing our financial statements for the year ended December 31, 2018, we identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, we may be unable to report our financial condition or results of operations accurately or on a timely basis and investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be adversely affected.

As previously disclosed, we and our auditors have identified material weaknesses in our internal control over financial reporting for prior periods. Following the identification of the material weaknesses for prior periods, management implemented a remediation plan for such material weaknesses.  Although such material weaknesses have been remediated (with the exception of the financial reporting for the modification of debt), there can be no assurance that the internal controls we implement will be effective or that in the future we will not suffer from additional ineffective disclosure controls and procedures or internal controls over financial reporting, which would further impair our ability to provide reliable and timely financial reports.

We are continuing to implement additional review procedures and adopt additional control procedures to remediate the material weakness related to the financial reporting for the modification of debt which was previously identified.  Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all.  If we are unable to remediate effectively these material weaknesses, we may be unable to report our financial condition or financial results accurately or report them within the timeframes required by the SEC, and our business may be further harmed.  Historical restated financial statements and failures in internal controls may also cause investors to lose confidence in our financial reporting process and the accuracy and completeness of our financial reports, which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

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

Our revenue is almost entirely dependent on royalty payments made to us under our license agreements. Although the license agreements for our brands usually require the advance payment to us of a portion of the license fees and, in most cases, provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements, or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. There can be no assurances that we will not lose the licensees under our license agreements due to their failure to exercise the option to renew or extend the term of those agreements or the cessation of their business operations (as a result of their financial difficulties or otherwise) without equivalent options for replacement. Any of such failures could reduce the anticipated revenue stream to be generated by the license agreements. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements, or to be able to continue to import goods (including, without limitation, as a result of changes to laws or trade regulations, trade embargoes, labor strikes or unrest, especially, for example, given the recent uncertainty around tariffs in respect of trade between the US and China), could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us.  Further, the failure of our licensees and/or their third party manufacturers, which we do not control, to adhere to local laws, industry standards and practices generally accepted in the United States in areas of worker safety, worker rights of association, social compliance, and general health and welfare, could result in accidents and practices that cause disruptions or delays in production and/or substantial harm to the reputation of our brands, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.  A weak economy or softness in certain sectors including apparel, consumer products, retail and entertainment could exacerbate this risk. This, in turn, could decrease our potential revenues and cash flows.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees, such that the loss of any of such licensees or their renewal on terms less favorable than today, could slow our growth plans, decrease our revenue and impair our cash flows.

Our licenses with Walmart, Target, Kohls, Kmart/Sears and Global Brands Group represent, each in the aggregate, our five largest licensees during the twelve-month period ended December 31, 2018, representing approximately 4%, 6%, 10%, 7% and 10%, respectively, of our total revenue for such period.

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

As previously disclosed, the Company was notified of the following non-renewals of license agreements: (i) the OP, Starter and Danskin Now DTR license agreements with Walmart, (ii) the Mossimo DTR license agreement with Target, (iii) the Royal Velvet license agreement with J.C. Penney’s and (iv) the Material Girl DTR license agreement with Macy’s.  Also, Kmart/Sears filed for Chapter 11 bankruptcy in October 2018 and subsequently rejected the existing license agreements for Joe Boxer, Cannon and Bongo.  While the Company is actively working to place these brands with other licensees, and is in negotiations with Kmart/Sears related to its existing license agreements, the failure to enter into replacement license agreements for these brands on economic terms similar to such DTR arrangements may adversely affect our future revenues and cash flows.

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

We were engaged in a comment letter process with the SEC Staff and undertook an internal review of our financial statements, which resulted in our Board, Audit Committee and current management restating certain of our historical financials. In addition, we have received a formal order of investigation from both the SEC and the U.S. Department of Justice (“DOJ”). Restatements of financial statements and results of the SEC’s or DOJ’s investigation has had and could continue to have a negative effect on our business and stock price.

As previously disclosed, the Company received a formal order of investigation from the SEC staff in December 2015 and was contacted by the U.S. Attorney’s office for the Southern District of New York (the “SDNY”) in December 2018 regarding that matter. The Company continues to cooperate fully with the SEC and SDNY regarding this matter.  However, there can be no guarantee as to the amount of internal and external resources we may need to devote to responding to any further requests we may receive from the SEC and/or SDNY. In this regard, the legal and accounting fees and expenses we may incur, or the timeline for resolution or the ultimate outcome of the investigation.  In addition, if the SEC and/or SDNY were to charge the Company with violations, we could potentially be subject to fines, penalties or other adverse consequences, and our business and financial condition could be adversely impacted.

We are currently involved in litigation relating to our investment in Marcy Media which may result in a partial or total loss of our investment in Marcy Media.

As a result of our inability to obtain financial, tax or other business information from Marcy Media, or its controlling shareholders and affiliates, including Marcy Media, LLC, Roc Nation and Shawn Carter (aka Jay-Z), we are in the process of litigating to obtain access to such financial information and seeking alternatives to monetize this investment (including special financing to fund current and/or additional litigation relating to our investment in Marcy Media, the sale of the litigation claim to a third party or an outright sale of our investment in Marcy Media to a third party).

As of December 31, 2018, we evaluated the investment in Marcy Media for impairment and noted that there are no additional facts and circumstances to suggest that our investment is impaired. As a result of our inability to obtain any financial, tax or other business information relating to Marcy Media, however, in the future, we may be required to write down a portion of or all of these assets and such write-down could have an adverse impact on our results of operations in a future period.

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

As of December 31, 2018, goodwill represented approximately $26.1 million, or approximately 4% of the Company’s total consolidated assets, and trademarks and other intangible assets represented approximately $337.7 million, or approximately 53% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

In FY 2018, as a result of a decline in net sales as well as a decline in future guaranteed minimum royalties from license agreements for certain brands, the Company recorded a total non-cash asset impairment charge, related to the write-off of certain of our trademarks and goodwill, in the amount of approximately $174.2 million.

As previously disclosed, in November 2017, as of a result of, among other things, the recent decisions by certain licensees not to renew existing Mossimo and Danskin Now license agreements and expected diminished revenues in FY 2018 across several of the Company’s other brands, the Company accelerated the timing of its annual impairment testing of goodwill and intangible assets to be completed in connection with the preparation of its financial statements for the quarter ended September 30, 2017.  As a result of such testing, the Company recorded a total non-cash asset impairment charge, related to the write-off of certain of our trademarks and goodwill, in the amount of approximately $625.5 million.  Additionally, in the fourth quarter of FY 2017, as a result of the recent notification of JC Penney not renewing the existing Royal Velvet license agreement, the Company recorded an additional non-cash asset impairment charge, related to the write-off of the Royal Velvet trademark, in the amount of approximately $4.1 million.  As a result, total trademark and goodwill impairment recorded for FY 2017 is in the amount of approximately $629.6 million.

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

We market and license our brands outside the United States and many of our licensees are located, and joint ventures operate, outside the United States. As a key component of our business strategy, we intend to expand our international sales, including, without limitation, through joint ventures. We and our joint ventures face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargoes, sanctions and other trade barriers (including, for example, given the recent uncertainty around tariffs in respect of trade between the US and China); (iii) competition from foreign companies; (iv) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (v) less effective and less predictable protection and enforcement of our IP; (vi) changes in the political or economic condition of a specific country or region (including, without limitation, as a result of political unrest), particularly in emerging markets; (vii) fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange; (viii) potentially adverse tax consequences; and (ix) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales, or distributions from our international joint ventures, to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act and all other applicable anti-bribery laws, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

A portion of our revenue and net income are generated outside of the United States, by certain of our licensees and our joint ventures, in countries that may have volatile currencies, capital control regimes, legal prohibitions on enforcing payment terms in license agreements or other risks.

A portion of our revenue is attributable to activities in territories and countries outside of the United States by certain of our joint ventures and our licensees. The fact that some of our revenue and certain business operations of our joint ventures and certain licensees are conducted outside of the United States exposes them to several additional risks, including, but not limited to social, political, regulatory and economic conditions or to laws and policies governing foreign trade and investment in the territories and countries where our joint ventures or certain licensees currently have operations or will in the future operate. Certain foreign jurisdictions also create difficulties collecting bad debts or other outstanding receivables owed to the Company or its joint ventures.  Any of these factors could have a negative impact on the business and operations of our joint ventures and certain of our licensees operations, which could also adversely impact our results of operations. Increase of revenue generated in foreign markets may also increase our exposure to risks related to foreign currencies, such as fluctuations in currency exchange rates and exposure to capital controls that trap cash in these foreign currencies and/or jurisdictions. Currency exchange rate fluctuations may also adversely impact our joint ventures and licensees. In the past, we and our joint ventures have attempted to have contracts that relate to activities outside of the United States denominated in U.S. currency, however, we do not know to the extent that we will be able to continue this as we increase our contracts with foreign licensees. In certain instances we have entered into foreign currency hedges to mitigate our risk related to fluctuations in our contracts denominated in foreign currencies; however, we cannot predict the effect that future exchange rate fluctuations will have on our operating results.  We also cannot guarantee that we can distribute cash out of these foreign jurisdictions or otherwise enforce all of our legal and economic rights therein. In the past, particularly in countries with strong capital controls in place by a central bank or other centralized governmental monetary authority (e.g. the People’s Republic of China), we have had difficulty from time to time distributing cash on a timely basis out of such countries.  Similarly, in the past in certain foreign countries, we have faced difficulties in legally enforcing the payment terms in our license agreements or otherwise collecting past due payables due from certain licensees.  A material rise in any of the aforementioned challenges, especially with respect to any unpaid material sums, could have a material adverse effect on our business, results of operations and financial position.

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

We participate in a number of international joint ventures, some of which we do not control. As we continue to expand our business internationally and execute our strategy for growth, we may enter into additional International Joint Ventures in the future. Joint ventures pose an inherent risk. Regardless of whether we hold a majority interest in or directly control the management of our International Joint Ventures, our partners may have business goals and interests that are not aligned with ours, exercise their rights in a manner of which we do not approve, be unable to fulfill their obligations under the joint venture agreements, or exploit our trademarks in a manner that harms the overall quality and image of our brands. In addition, any or of our joint venture partners may simply be unable to identify licensees for our brands. In these cases, the termination of an arrangement one of our joint venture partners or their failure to build the business could result in the delay of our expansion in a particular market or markets, and will not allow us to achieve the worldwide growth that we seek on our current timeline. We may not be able to identify another suitable partner for a particular joint venture or foreign territory in such market or markets, which could result in further delay, and could materially and adversely affect our business and operating results.

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

We have been named as defendants in three securities actions and two common law actions filed in the Southern District of New York (one of which is before the United States Bankruptcy Court), and five shareholder derivative claims have been filed on behalf of the Company, three which were filed in New York State Supreme Court and two of which were filed in the Southern District of New York, each as described in Note 12 to our Audited Consolidated Financial Statements contained in this Annual Report. While we plan to vigorously defend the securities and common law actions and seek to dismiss the derivative claims, we may be unable to defend or settle these claims on favorable terms, and there can be no assurance that additional claims will not be made by other stockholders. The pending and any future securities claims or derivate suits could be costly and could harm our reputation and business. An adverse determination could materially and negatively affect the Company. Our insurance coverage may not be adequate or available for us to avoid or limit our exposure in the pending actions or in future claims and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. Additionally, securities and derivative claims may divert our management’s attention from other business concerns, which could seriously harm our business. Finally, the market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities and/or derivative litigation.

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

We rely on social media, as one of our marketing strategies, to have a positive impact on both the value and reputation of our brands. Our brands could be adversely affected if we fail to achieve these objectives or if our public image or reputation, or that of any of our licensees or business partners, were to be tarnished by negative publicity. Use of social media platforms and weblogs by third parties provides access to a broad audience of consumers and other interested parties. The opportunity for dissemination of information on these platforms, including negative or inaccurate information about Iconix or its brands, is virtually limitless and the effect is immediate. For example, any bad, controversial or otherwise offending behavior by any of our paid spokespeople or other persons associated with our brands (whether paid or unpaid, and whether there is any current affiliation with such persons), could negatively impact our brands or the perception of such branded products in the marketplace, even if the offending behavior has no connection to such brand, product or the Company.  The occurrence of any of these events could harm our reputation, business and financial results. The harm may be immediate without affording us an opportunity for redress or correction.  It could also result in decreases in sales by our licensees, which in turn could negatively impact our revenues and cash flows.

Recent and ongoing developments relating to the United Kingdom’s leaving the European Union could adversely affect us or our licenses.

The decision made in the United Kingdom referendum in June 2016 to leave the European Union (commonly known as “Brexit”) has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in political, regulatory, consumer, corporate and financial confidence in the United Kingdom and Europe. The United Kingdom and European Union announced in March 2018 an agreement in principle to transitional provisions under which European Union law would remain in force in the United Kingdom until the end of December 2020, but this remains subject to the successful conclusion of an agreement between the United Kingdom and the European Union. In the absence of such an agreement there would be no transitional provisions and the United Kingdom would exit the European Union at the end of the two year period on April 12, 2019, and the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules. The process for the United Kingdom to exit the European Union, and the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the European Union remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. The mid-to-long term uncertainty may have a negative effect on the performance of Iconix Europe, our London-based joint venture, as well as Iconix MENA LTD and Diamond Icon, LLC, our joint ventures which were established under the laws of the United Kingdom.  In addition, we have license agreements in place with licensees across many of our brands in the United Kingdom, maintain a wholly-owned subsidiary established under the laws of the United Kingdom; and have employees, offices and showroom space in the United Kingdom related to our Umbro and Lee Cooper brands.  The impact of Brexit on the foregoing aspects of our business are unknown at this time.  Brexit could have the effect of disrupting the free movement of goods, services and people between the United Kingdom and the European Union and negatively impact our business and that of our licensees.  The full effects of Brexit are uncertain and will depend on any agreements the United Kingdom may make to retain access to European Union markets.  Brexit also could lead to uncertainty with respect to the United Kingdom legal and regulatory framework and the enforcement of our legal and intellectual property rights.  Additionally, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets.  This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.  Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, licensees, results of operations and financial condition could be adversely affected by Brexit is uncertain.

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

Item 3. Legal Proceedings

In May 2016, Supply Company, LLC, referred to as Supply, a former licensee of the Ed Hardy trademark, commenced action against the Company and its affiliate, Hardy Way, LLC, referred to as Hardy Way (the Company and Hardy Way are collectively referred to as the Iconix Defendants) seeking damages of $50 million, including punitive damages, attorneys’ fees and costs. Supply alleges that Hardy Way breached the parties’ license agreement by failing to reimburse Supply for markdown reimbursement requests that Supply received from a certain retailer. Supply also alleges that the Company is liable for fraud because it made purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark in order to induce Supply to enter into the license agreement and to induce Supply to enter into a separate agreement with a certain retailer. The Iconix Defendants are vigorously defending against the claims, and have filed a motion to dismiss the complaint, which is awaiting court decision.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

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

On November 1, 2017, Seth Gerszberg, referred to as Gerszberg, and EGRHC, LLC, referred to as EGRHC (Gerszberg and EGRHC collectively referred to as Plaintiffs) (with EGRHC suing in its capacity as a successor-in-interest to Suchman, LLC, referred to as Suchman, a company wholly-owned by Gerszberg that entered into a joint venture with the Company pursuant to which they formed IP Holdings Unltd, LLC, referred to as IPHU), filed an action captioned Gerszberg and EGRHC v. Iconix Brand Group, Inc., IP Holdings Unltd, LLC and Neil Cole, Case No. 17-cv-08421-GBD-RWL in the United States District Court for the Southern District of New York.  Plaintiffs asserted claims against the Company, IPHU, and Neil Cole (collectively referred to as the IPHU Parties) for breach of IPHU’s Operating Agreement and related breaches of fiduciary duties, breach of an agreement pursuant to which the Company bought out Suchman’s interest in IPHU and fraudulent inducement and unjust enrichment regarding that buyout agreement; and also asserted claims for fraudulent inducement regarding the fourth amendment of the Global License Agreement between 3TAC, LLC and IPHU concerning the intellectual property rights in and to the Marc Ecko brands.  On May 7, 2018, Judge Katherine B. Forrest dismissed the breach of fiduciary duty, breach of the IPHU Operating Agreement, and unjust enrichment claims; and limited the fraudulent inducement claim to the Fourth Amendment of the Global License Agreement and limited the breach of the Buyout Agreement claim to the warranty as to no governmental investigation.  Plaintiffs seek more than $100 million in damages, including compensatory and punitive damages, disgorgement and restitution.  The IPHU Parties are vigorously defending against the remaining claims asserted by Plaintiffs.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

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

The Company continues to cooperate in the previously disclosed SEC investigation and SDNY investigation.

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

In April 2016, New Rise Brands Holdings, LLC, referred to as New Rise, a former licensee of the Ecko Unlimited trademark, and Sichuan New Rise Import & Export Co. Ltd., referred to as Sichuan, the guarantor under New Rise's license agreement, commenced an action captioned New Rise Brands Holdings, LLC and Sichuan New Rise Import & Export Co. Ltd v. IP Holdings Unltd, LLC, et al., Index No. 652278/2016 in the New York State Supreme Court, New York County against the Company’s subsidiary, IP Holdings Unltd, LLC, referred to as IP Holdings, seeking damages of at least $15 million, plus punitive damages of $50 million, counsel fees and costs. Among other claims, New Rise and Sichuan allege improper termination of New Rise’s license agreement, fraud and misappropriation. On September 21, 2018, New Rise and Sichuan served an expert report claiming damages ranging from $15.6 million to $44.2 million. The trial was set to begin in February 2019.  Immediately prior to the trial date, the Court ordered a pretrial settlement conference to be attended by the parties and their counsel.  Following such conference and with the Court’s approval, on March 15, 2019, parties entered into a definitive settlement agreement resolving all claims asserted against Iconix in the action.

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

See Note 12 of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.001 par value per share, its only class of common equity, is quoted on NASDAQ, under the symbol “ICON”.

As of March 21, 2019, there were 1,163 holders of record of the Company’s common stock.

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)
2018	Total Number of Shares Purchased (*)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1—October 31	29	$2.20	—	$—
November 1—November 30	—	—	—	—
December 1—December 31	1	1.20	—	—
Total	30	$2.20	—	$—

*

Amounts purchased represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.  These amounts exclude shares subject to the clawback of performance-based shares of certain former executives.

(1)	Share and price per share data presented are adjusted for the Reverse Stock Split.

The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the annual meeting of stockholders to be held in 2019.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K, including this Item 7, includes “forward-looking statements” based on the Company’s current expectations, assumptions, estimates and projections about its business and its industry. These statements include those relating to future events, performance and/or achievements, and include those relating to, among other things, the Company’s future revenues, expenses and profitability, the future development and expected growth of the Company’s business, its projected capital expenditures, future outcomes of litigation and/or regulatory proceedings, competition, expectations regarding the retail sales environment, continued market acceptance of the Company’s current brands and its ability to market and license brands it acquires, the Company’s indebtedness, the ability of the Company’s current licensees to continue executing their business plans with respect to their product lines and the ability to pay contractually obligated royalties, and the Company’s ability to continue sourcing licensees that can design, distribute, manufacture and sell their own product lines.

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

On March 14, 2019, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its common stock.  Unless the context otherwise requires, all share and per share amounts in this Item 7 have been adjusted to reflect the Reverse Stock Split.

Overview

We are a brand management company and owner of a diversified portfolio of approximately 30 global consumer brands across the Company’s operating segments: women’s, men’s, home, and international. Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s consolidated statement of operations as a discontinued operation for FY 2017.  The sale of the businesses underlying the Entertainment segment was completed on June 30, 2017 (see Note 2 of Notes to Consolidated Financial Statements).  The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

As of December 31, 2018, the Company’s brand portfolio includes Candie’s ® , Bongo ® , Joe Boxer  ®  , Rampage  ®  , Mudd ®, London Fog  ®  , Mossimo  ®  , Ocean Pacific/OP  ®  , Danskin/Danskin Now  ®  , Rocawear  ®  /Roc Nation  ®  , Cannon  ®  , Royal Velvet  ®  , Fieldcrest  ®  , Charisma  ®  , Starter  ®  , Waverly  ®  , Ecko Unltd  ®  /Mark Ecko Cut & Sew  ®  , Zoo York  ® , Umbro  ®, Lee Cooper  ® , and Artful Dodger  ® ; and interests in Material Girl  ®, Ed Hardy  ®  , Truth or Dare  ® , Modern Amusement ®  , Buffalo  ®  , Hydraulic  ®, and PONY ® .

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

Globally, the Company has over 50 direct-to-retail licenses and more than 375 total licenses. Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital. The majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows. As of January 1, 2019, the Company had over $405 million of aggregate guaranteed royalty revenue over the terms of its existing contracts excluding renewals.

The Company’s OP DTR license agreement at Walmart was not renewed upon expiration in June 2017. The Company’s Starter DTR license agreement at Walmart was not renewed upon expiration in December 2017. In October 2017, the Company also announced that Starter is now available on Amazon exclusively to Amazon Prime members. Additionally, the Company’s Danskin Now license agreement with Walmart was not renewed upon its expiration in January 2019. The Company’s Mossimo DTR license agreement at Target was not renewed upon expiration in October 2018. The Company’s Material Girl license agreement with Macy’s will not be renewed upon its expiration in January 2020. The Company’s Royal Velvet license agreement with JC Penney was not renewed upon its expiration in January 2019. The Company is actively seeking to place OP, Danskin, Mossimo, Material Girl and Royal Velvet with new or existing licensees. At this time, the Company is uncertain how the terms and conditions of any potential replacement licensing arrangements could affect its future revenues and cash flows.

As discussed in further detail in Note 16 in the Notes to the Consolidated Financial Statements, on December 22, 2017 the United States enacted the Tax Cuts and Jobs Act. The new law, which is also commonly referred to as “U.S. tax reform”, significantly changes U.S. corporate income tax laws by, among other changes, imposing a one-time mandatory tax on previously deferred earnings of foreign subsidiaries, reducing the U.S. corporate income tax rate from 35% to 21% starting on January 1, 2018, creating a territorial tax system which generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, eliminating or limiting the deduction of certain expenses including interest expense, and requiring a minimum tax on earnings generated by foreign subsidiaries.

The Company identifies its operating segments according to how business activities are managed and evaluated. The Company has four distinct reportable operating segments: women’s, men’s, home, and international. The four reportable operating segments represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.  Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported.  Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s consolidated statement of operations as a discontinued operation for FY 2017.

The Company’s segments consist of the following:

•	Women’s segment – consists of the Company’s women’s brands in the United States.
•	Men’s segment – consists of the Company’s men’s brands in the United States.
•	Home segment – consists of the Company’s home brands in the United States.
•	International segment – consists of the Company’s men’s, women’s and home brands in international markets.

Items not allocated to any segment are allocated to the Corporate level.  Corporate, for segment reporting purposes, includes compensation, benefits and occupancy costs for corporate employees as well as other corporate-related expenses such as: audit, legal, and information technology used in managing our business.

The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker.  The Company’s measures of segment profitability are licensing revenue and operating income.  Refer to Note 18 in Notes to Consolidated Financial Statements for further details.  The accounting policies of the Company’s reportable operating segments are the same as those described in Note 1 – Summary of Significant Accounting Policies in Notes to the Consolidated Financial Statements.

The Company has disclosed these reportable segments for the periods shown below.

(in 000’s)	FY 2018	FY 2017
Licensing revenue by segment:
Women’s	$57,401	$96,833
Men’s	39,073	39,780
Home	24,568	28,807
International	66,647	60,413
	$187,689	$225,833
Operating income (loss):
Women’s	$(128,050)	$(215,570)
Men’s	11,754	(144,779)
Home	17,221	(76,680)
International	27,447	(64,826)
Corporate	(47,409)	(62,796)
	$(119,037)	$(564,651)

Highlights of FY 2018

•	Total revenue of $187.7 million, a 17% decline from prior year. Continued growth internationally as segment revenue up 10% from the prior year.

•	Improved financial stability during 2018 by closing on Delayed Draw Term Loan and issuing new 5.75% Convertible Notes.

•        Signed 83 license deals over the last six months for aggregate guaranteed minimum royalties of approximately $45 million through the life of the agreements for the next several years.

•	Rationalized cost structure of business with cost reductions of approximately $30 million on an annualized basis.

FY 2018 Compared to FY 2017

Licensing Revenue. Total licensing revenue for FY 2018 was $187.7 million, a 17% decrease as compared to $225.8 million for FY 2017. The women’s segment decreased 41% from $96.8 million in FY 2017 to $57.4 million in FY 2018 mainly due to a decrease in our Mossimo, Danskin and OP brands. The men’s segment decreased 2% from $39.8 million in FY 2017 to $39.1 million in FY 2018 mainly due to a decrease in the Starter brand somewhat offset by an increase in the Umbro brand. The home segment decreased 15% from $28.8 million in FY 2017 to $24.6 million in FY 2018 mainly due to a decrease in the Cannon brand. The international segment increased 10% from $60.4 million in FY 2017 to $66.6 million in FY 2018 mainly due to increases across Europe, China and India.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) was $121.4 million for FY 2018 as compared to $114.6 million for the FY 2017, an increase of $6.8 million or 6%. SG&A in FY 2018 included an $8.2 million accounts receivable reserve for the impact of the Sears bankruptcy. SG&A from the women’s segment increased 46% from $11.3 million in FY 2017 to $16.5 million in FY 2018 mainly due to a $5.2 million increase in accounts receivables reserves and write-offs mainly due to the reserve related to Sears. Excluding the reserve in Sears, SG&A in the women’s segment decreased by 4%.  SG&A from the men’s segment decreased 18% from $20.2 million in FY 2017 to $16.5 million in FY 2018 primarily due to a $3.2 million decrease in advertising expense. SG&A from the home segment increased 31% from $3.5 million in FY 2017 to $4.6 million in FY 2018 mainly due to a $1.9 million increase in accounts receivables reserves and write-offs mainly due to the reserve related to the Sears bankruptcy. Excluding the reserve in Sears, SG&A in the home segment decreased by 42%. SG&A from the international segment increased 29% from $30.5 million in FY 2017 to $39.4 million in FY 2018 mainly due to a $4.6 million increase in accounts receivable reserves and write-offs and a $2.8 million increase in cost of goods sold due to replica jersey sales by our Diamond Icon joint venture. Corporate SG&A decreased 10% from $49.1 million in FY 2017 to $44.4 million mainly driven by a decrease of $10.8 million in compensation costs somewhat offset by a $5.2 million increase in professional fees.

Loss on Termination of Licenses. Loss on the termination of licenses was a $10.6 million for FY 2018 as compared to $28.4 in FY 2017. The charge in FY 2018 was mostly related to licensee terminations associated with the Rocawear and Ecko brands as compared to FY 2017 which primarily related to the Umbro brand.

Depreciation and Amortization. Depreciation and amortization was $2.3 million for FY 2018, compared to $2.5 million in FY 2017, a decrease of $0.1 million or 5%. The decrease was mostly a result of lower amortization costs related to the Buffalo brand.

Equity Earnings (Loss) on Joint Ventures. Equity Earnings (Loss) on Joint Ventures was $3.0 million in income in FY 2018, as compared to $3.3 million in losses in FY 2017. The improvement primarily came from the absence of asset impairment charges that occurred in FY 2017 within the Australia joint venture and SE Asia joint venture.

Gain on Deconsolidation of Joint Venture.  There was no gain on deconsolidation of joint venture during FY 2018 as compared to $3.8 million for FY 2017 due to the deconsolidation of Southeast Asia joint venture.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was $1.3 million for FY 2018 as compared to a $0.9 million gain for FY 2017. The gains related to the completion of the sale of the Sharper Image and Badgley Mischka trademarks in certain of the Company’s international joint ventures.

Trademark, Goodwill & Investment Impairment.  Trademark, Goodwill & Investment Impairment loss for FY 2018 was approximately $176.7 million as compared to $646.5 million in FY 2017.  The Trademark Impairment in FY 2018 was approximately $136.4 million as compared to $525.7 million in FY 2017. The charge in FY 2018 primarily related to write-downs in the women’s segment while the charge in FY 2017 primarily related to write-downs in the women’s segment and men’s segments. The Goodwill Impairment in FY 2018 was $37.8 million related to a write down in our women’s segment while the charge in FY 2017 was $103.9 million primarily related to a write-down in our women’s segment and home segment primarily due to declines in net sales in certain brands within the segments and an inability to secure additional license agreements with guaranteed minimum royalties in future periods for these brands. Investment Impairment was $2.5 million in FY 2018 related to a write-down in iBrands investment as compared to $16.8 million in FY 2017 related to a write-down in MG Icon investment.

Operating (Loss) Income. Total operating loss for FY 2018 was $119.0 million as compared to a loss of $564.7 million in FY 2017. Excluding the trademark, goodwill & investment impairment, loss on termination of licenses, gain on sale of trademarks and gain on deconsolidation of joint ventures, operating income in FY 2018 was $67.0 million, or 36% of revenue, as compared to income of $113.1 million, or 50% of revenue, in FY 2017. Operating loss from the women’s segment was $128.1 million in FY 2018 as compared to $215.6 million in FY 2017. Excluding trademark & goodwill impairment and the loss on the termination of licenses, women’s operating income in FY 2018 was $42.5 million as compared to operating income of $87.9 million in FY 2017. Operating income from the men’s segment was $11.8 million in FY 2018 as compared to a loss of $144.8 million in FY 2017. Excluding trademark & goodwill impairment and the loss on the termination of licenses, men’s operating income in FY 2018 was $22.4 million as compared to income of $19.0 million in FY 2017. Operating income from the home segment was $17.2 million in FY 2018 as compared to a loss of $76.7 million in FY 2017. Excluding trademark & goodwill impairment, home operating income was $19.9 million in FY 2018 as compared to income of $25.3 million in FY 2017. Operating income from the international segment was $27.4 million in FY 2018 as compared to a loss of $64.8 million in FY 2017. Excluding trademark & goodwill impairment, international operating income was $28.2 million in FY 2018 as compared to income of $31.4 million in FY 2017. Corporate operating loss was $47.4 million in FY 2018 as compared to a loss of $62.8 million in FY 2017. Excluding investment impairment, gains on sale of trademarks and gain on deconsolidation of joint venture, corporate operating loss was $46.2 million in FY 2018 as compared to a loss of $50.6 million in FY 2017.

Other Expenses (income)- Net. Other expenses (income)- net was income of $35.9 million for FY 2018 as compared to an expense of $88.8 million for the FY 2017, a decrease of $124.7 million. The decrease was primarily related to the following: (i) a gain of $82.1 million in FY 2018 related to the mark-to-market adjustment to the carrying value of the Company’s 5.75% Convertible Notes based on the Company’s accounting treatment which requires the fair value of the liability at the end of each period, (ii) a gain on the extinguishment of debt of $4.5 million in FY 2018 as compared to a loss of $20.9 million in FY 2017 (iii) a $8.7 million decrease in interest expense in FY 2018 as compared to FY 2017.

Provision for Income Taxes. The effective tax rate from continuing operations in FY 2018 was -7.9% resulting in a $6.5 million tax expense as compared to FY 2017 which had a tax rate of 14.7% resulting in a $96.0 million tax benefit.  The decrease in the effective tax rate for the FY 2018 as compared to the FY 2017 is primarily a result of foreign tax expense calculated in local jurisdictions where there is no net operating losses available to offset the current tax liability, partially offset by a tax benefit resulting from the tax impact of impairment expenses recorded on indefinite lived intangible assets.

Net (Loss) Income from Continuing Operations. Our net loss from continuing operations was approximately $89.7 million for FY 2018, compared to net loss from continuing operations of approximately $557.5 million for FY 2017, as a result of the factors discussed above.

Discontinued Operations.  In the first quarter of FY 2017, our Board of Directors approved a plan to sell the businesses underlying the Entertainment segment.  As a result, we have classified the results of our Entertainment segment as discontinued operations in our consolidated statement of operations for FY 2017.   We completed the sale of those businesses on June 30, 2017.  See Note 2 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity

Historically, our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. Since FY 2016, our principal capital requirements have been to refinance or extinguish existing indebtedness and working capital needs. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. Since FY 2016, we have relied on asset sales and issuance of indebtedness to refinance existing indebtedness. At December 31, 2018 and December 31, 2017, our cash totaled $66.6 million and $65.9 million, respectively, not including short-term restricted cash of $16.0 million and $48.8 million, respectively. Our short term restricted cash primarily consists of collection and investment accounts related to our Securitization Notes (as defined below). In addition, as of December 31, 2018, approximately $12.2 million, or 15%, of our total cash (including restricted cash) was held in foreign subsidiaries. During the second fiscal quarter of 2018, the Company elected to treat its Luxembourg top tier subsidiary (“Luxco”) as a disregarded entity for US tax purposes. All the operations under LuxCo were previously treated as disregarded for US tax purposes. As of the election date, all the foreign operations under LuxCo will be treated as a branch for US tax purposes and subject to US taxation. As such, the Company will no longer have any earnings in foreign subsidiaries that are not currently subject to taxation for US purposes. Before the election, the Company indefinitely reinvested all earnings of its foreign subsidiaries.

The Company’s Securitization Notes include a test that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to the approximate cash flow available to pay such principal and interest; the test is referred to as the debt service coverage ratio (“DSCR”). As a result in the decline in royalty collections received by the Co-Issuers during the twelve months ended June 30, 2018, the DSCR fell below 1.45x as of June 30, 2018. Beginning July 1, 2018, the Co-Issuers are required to allocate 25% of residual royalty collections (i.e. collections less debt service, management, servicing, administrative and other fees) to a restricted reserve account administered by the securitization program’s trustee, which will result in cash remaining inside the securitization program. The DSCR fell below 1.35x as of September 30, 2018 and as a result, beginning October 1, 2018, the Co-Issuers are required to allocate 50% of residual royalty collections (i.e. collections less debt service, management, servicing, administrative and other fees) to a restricted reserve account administered by the securitization program’s trustee, which will result in cash remaining inside the securitization program and not being distributed to the Company. The cash required to be maintained inside the securitization program may be released to the Company if the DSCR is at least 1.45x for two consecutive quarters.  The DSCR fell below 1.25x as of December 31, 2018 and as a result, beginning January 1, 2019, the Co-Issuers are required to allocate 100% of residual royalty collections (i.e. collections less debt service, management, servicing, administrative and other fees) to a restricted reserve account administered by the securitization program’s trustee, which will result in cash remaining inside the securitization program and not being distributed to the Company.  The cash required to be maintained inside the securitization program may be released to the Company if the DSCR is at least 1.45x for two consecutive quarters.  Management believes the allocation of residual royalty collections to a restricted reserve account will not negatively impact the Company’s ability to meet its cash flow needs.

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

Changes in Working Capital

At December 31, 2018 and December 31, 2017, the working capital ratio (current assets to current liabilities) was 1.34 to 1 and 2.07 to 1, respectively.

Operating Activities

Net cash provided by operating activities increased approximately $54.0 million, from $2.1 million in FY 2017 to $56.1 million in FY 2018 primarily due to a decrease in net loss from continuing operations from $557.5 million in FY 2017 to $89.7 million in FY 2018. The change in the non-cash adjustments is primarily as a result of (i) a decrease in the impairment of trademarks and goodwill, (ii) a change in the gain (loss) on extinguishment of debt from a loss of $20.9 million in FY 2017 to a gain of $4.5 million in FY 2018, (iii) an increase in the mark to market gain on the 5.75% Convertible Notes, (iv) a decrease in our deferred income tax benefit, and (v) a decrease in our stock compensation.  These non-cash adjustments are offset by cash used in working capital items of $29.4 million in FY 2017 as compared to cash provided by working capital items of $26.6 million in FY 2018.

Investing Activities

Net cash provided by investing activities decreased approximately $336.2 million, from cash provided by investing activities of $330.5 million in FY 2017 to cash used in investing activities of $5.7 million in FY 2018.  This decrease is primarily due to our sale of the Entertainment segment, net of our cash sold of $336.7 million which occurred in FY 2017 of which there was no comparable amount in FY 2018.

Financing Activities

Net cash used in financing activities decreased approximately $465.6 million, from cash used in financing activities of $547.4 million in FY 2017 to cash used in financing activities of $81.8 million in FY 2018.  The decrease in cash used in financing activities period over period is primarily due to the payment of long term debt of $824.9 million in FY 2017 (mainly due to the principal prepayments on our previously outstanding senior secured term loan and Senior Secured Notes) and $58.8 million for the repurchase of a portion of our previously outstanding 1.50% convertible notes as compared to payment of long term debt of $157.3 million in FY 2018 which is primarily attributable to the repayment of the outstanding principal balance of $111.2 million of our 1.50% Convertible Notes in March 2018 and regular principal payments on both of our Senior Secured Notes and Senior Secured Term Loan.  This was offset by proceeds from long-term debt of $307.0 million related to our Variable Funding Note and Senior Secured Term Loan in FY 2017 as compared to proceeds from long-term debt of $95.7 million which is primarily related to additional borrowings under our Senior Secured Term Loan and the issuance of our 5.75% Convertible Notes in FY 2018.

Obligations and commitments

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

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allowed for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes allowed for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent.  The Variable Funding Notes are governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Securitization Notes Indenture. Interest on the Variable Funding Notes is payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, each as defined in the Variable Funding Note Purchase Agreement.  In February 2015, the Company fully drew down the $100.0 million of available funding under the Variable Funding Notes, which remains outstanding as of December 31, 2018.

On June 21, 2013, the Co-Issuers issued $275.0 million aggregate principal amount of Series 2013-1 4.352% Senior Secured Notes, Class A-2 (the “2013 Senior Secured Notes” and together, with the 2012 Senior Secured Notes, the “Senior Secured Notes”) in an offering exempt from registration under the Securities Act.

The 2012 Senior Secured Notes, 2013 Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Securitization Notes.”

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

While the Securitization Notes are outstanding, payments of interest are required to be made on the 2012 Senior Secured Notes and the 2013 Senior Secured Notes, in each case, on a quarterly basis. Initially, principal payments in the amount of $10.5 million and $4.8 million were required to be made on the 2012 Senior Secured Notes and 2013 Senior Secured Notes, respectively, on a quarterly basis.  The amount of quarterly principal payments has since changed in subsequent periods due to the prepayments made under the Securitization Notes Indenture.  See below for further discussion.

The legal final maturity date of the Securitization Notes is in January of 2043. If the Co-Issuers have not repaid or refinanced the Securitization Notes prior to January 2020 (the “anticipated repayment date”), additional interest will accrue on amounts outstanding under the Securitization Notes at a rate equal to (A) in respect of Variable Funding Notes 5% per annum, (B) in respect of the 2012 Senior Secured Notes and the 2013 Senior Secured Notes, the greater of (1) 5% per annum and (2) a per annum interest rate equal to the excess, if any, by which the sum of (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis), on the anticipated repayment date of the United States treasury security having a term closest to 10 years plus (y) 5% per annum plus (z) with respect to the 2012 Senior Secured Notes, 3.4% per annum, or with respect to the 2013 Senior Secured Notes, 3.14% per annum, exceeds the original interest rate. Pursuant to the Securitization Notes Indenture, such additional interest is not due to be paid by the Company until January 2043 (the legal maturity date) and does not compound annually.  The Securitization Notes rank pari passu with each other.

Pursuant to the Securitization Notes Indenture, the Securitization Notes are the joint and several obligations of the Co-Issuers only. The Securitization Notes are secured under the Securitization Notes Indenture by a security interest in certain of the assets of the Co-Issuers (the  “Securitized Assets”), which includes, among other things, (i) intellectual property assets, including the U.S. and Canadian registered and applied for trademarks for the following brands and other related IP assets: Candie’s, Bongo, Joe Boxer (excluding Canadian trademarks, none of which are owned by Iconix), Rampage, Mudd, London Fog (other than the trademark for outerwear products sold in the United States), Mossimo, Ocean Pacific and OP, Danskin and Danskin Now, Rocawear, Starter, Waverly, Fieldcrest, Royal Velvet, Cannon, and Charisma; (ii) the rights (including the rights to receive payments) and obligations under all license agreements for use of those trademarks in such territories; (iii) the following equity interests in the following joint ventures: an 85% interest in Hardy Way LLC which owns the Ed Hardy brand, a 50% interest in MG Icon LLC which owns the Material Girl and Truth or Dare brands, and a 100% interest in ZY Holdings LLC which owns the Zoo York brand; and (iv) certain cash accounts established under the Securitization Notes Indenture.  The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiaries that own the Ecko Unltd trademarks, the Mark Ecko trademarks, the Artful Dodger trademarks, the Umbro trademarks, and the Lee Cooper trademarks, (y) the Iconix subsidiaries that own Iconix’s other brands outside of the United States and Canada or (z) the joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Modern Amusement trademarks and the Buffalo trademarks, the Pony trademarks, and the Hydraulic trademarks.

If the Company contributes an Additional IP Holder to Icon Brand Holdings LLC or Icon DE Intermediate Holdings LLC, that Additional IP Holder will enter into a guarantee and collateral agreement in a form provided for in the Securitization Notes Indenture pursuant to which such Additional IP Holder will guarantee the obligations of the Co-Issuers in respect of any Securitization Notes issued under the Securitization Notes Indenture and the other related documents and pledge substantially all of its assets to secure those guarantee obligations pursuant to a guarantee and collateral agreement.

Neither the Company nor any subsidiary of the Company, other than the Securitization Entities, will guarantee or in any way be liable for the obligations of the Co-Issuers under the Securitization Notes Indenture or the Securitization Notes.

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of December 31, 2018, the Company is in compliance with all covenants under the Securitization Notes.

The Company’s Securitization Notes include a financial test that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to the approximate cash flow available to pay such principal and interest; the test is referred to as the debt service coverage ratio (“DSCR”).  As a result of the decline in royalty collections received by the Co-Issuers during the twelve months ended June 30, 2018, the DSCR fell below 1.45x as of June 30, 2018.  Beginning July 1, 2018, the Co-Issuers were required to allocate 25% of residual royalty collections (i.e. collections less debt service, management, servicing, administrative and other fees) to a restricted reserve account administered by the securitization program’s trustee, which will result in cash remaining inside the securitization program.  The DSCR fell below 1.35x as of September 30, 2018 and as a result, beginning October 1, 2018, the Co-

Issuers are required to allocate 50% of residual royalty collections (i.e. collections less debt service, management, servicing, administrative and other fees) to a restricted reserve account administered by the securitization program’s trustee, which will result in cash remaining inside the securitization program and not being distributed to the Company.  The DSCR fell below 1.25x as of December 31, 2018 and as a result, beginning January 1, 2019, the Co-Issuers are required to allocate 100% of residual royalty collections (i.e. collections less debt service, management, servicing, administrative and other fees) to a restricted reserve account administered by the securitization program’s trustee, which will result in cash remaining inside the securitization program and not being distributed to the Company.  The cash required to be maintained inside the securitization program may be released to the Company if the DSCR is at least 1.45x for two consecutive quarters.  Management believes the allocation of residual royalty collections to a restricted reserve account will not negatively impact the Company’s ability to meet its cash flow needs.

The Securitization Notes are also subject to customary rapid amortization events provided for in the Securitization Notes Indenture, including events tied to (i) the failure to maintain a stated DSCR, (ii) certain manager termination events, (iii) the occurrence of an event of default and (iv) the failure to repay or refinance the Securitization Notes on the anticipated repayment date. If a rapid amortization event were to occur, including as a result of not paying or redeeming the Securitization Notes in full prior to the anticipated repayment date, the management fee payable to the Company would remain payable pursuant to the priority of payments set forth under the Securitization Indenture, but no residual amounts would be payable to the Company thereafter.

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

As of December 31, 2018 and December 31, 2017, the total outstanding principal balance of the Securitization Notes was $465.5 million and $508.2 million, respectively, of which $42.7 million is included in the current portion of long-term debt on the consolidated balance sheet. As of December 31, 2018 and December 31, 2017, $15.2 million and $29.9 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

Senior Secured Term Loan

On August 2, 2017, the Company entered into a credit agreement (as amended or otherwise modified, unless context provides otherwise the “Senior Secured Term Loan”), among IBG Borrower, the Company’s wholly-owned direct subsidiary, as borrower, the Company and certain wholly-owned subsidiaries of IBG Borrower, as guarantors (the “Guarantors”), Cortland Capital Market Services LLC, as administrative agent and collateral agent (“Cortland”) and the lenders party thereto from time to time, including Deutsche Bank AG, New York Branch.  Pursuant to the Senior Secured Term Loan, the lenders provided to IBG Borrower a senior secured term loan (the “Senior Secured Term Loan”), scheduled to mature on August 2, 2022 in an aggregate principal amount of $300 million and bearing interest at LIBOR plus an applicable margin of 7% per annum (the “Interest Rate”).

On August 2, 2017, the net cash proceeds of the Senior Secured Term Loan were deposited into an escrow account and subject to release to IBG Borrower from time to time, subject to the satisfaction of customary conditions precedent upon each withdrawal, to finance repurchases of, or at the maturity date thereof to repay in full, the 1.50% Convertible Notes (as defined below).  The Company had the ability to make these repurchases in the open market or privately negotiated transactions, depending on prevailing market conditions and other factors.

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

Amendments to Senior Secured Term Loan

First Amendment

On October 27, 2017, the Company entered into the First Amendment to the Senior Secured Term Loan (the “First Amendment”) pursuant to which, among other things, the remaining escrow balance of approximately $231 million (after taking into account approximately $59.2 million that was used to buy back 1.50% Convertible Notes in open market purchases in the third quarter of 2017) was returned to the lenders.

The First Amendment also provided for, among other things, (a) a reduction in the existing $300 million term loan to the then-current term loan balance of approximately $57.8 million, (b) a new senior secured delayed draw term loan facility in the aggregate amount of up to $165.7 million, consisting of (i) a $25 million First Delayed Draw Term Loan (the “First Delayed Draw Term Loan”), and (ii) a $140.7 million Second Delayed Draw Term Loan (the “Second Delayed Draw Term Loan” and, together, with the First Delayed Draw Term Loan, the “Delayed Draw Term Loan Facility”) for the purpose of repaying the 1.50% Convertible Notes; (c) an increase of the Total Leverage Ratio permitted under the Senior Secured Term Loan from 4.50:1.00 to 5.75:1.00; (d) a reduction in the debt service coverage ratio multiplier in the Company’s asset coverage ratio under the Senior Secured Term Loan; (e) an increase in the existing amortization rate from 2 percent per annum to 10 percent per annum commencing July 2019; and (f) amendments to the mandatory prepayment provisions to (i) permit the Company not to prepay borrowings under the Senior Secured Term Loan from the first $100 million of net proceeds resulting from Permitted Capital Raising Transactions (as defined in the Senior Secured Term Loan) effected prior to March 15, 2018, and (ii) eliminate the requirement that the Company pay a Prepayment Premium (as defined in the Senior Secured Term Loan) on any payments or prepayments made prior to December 31, 2018.  Indebtedness issued under the Delayed Draw Term Loan Facility was issued with original issue discount.

As a result of the First Amendment, on October 27, 2017, the Company repaid $231.0 million on the Senior Secured Term Loan which represented $240.7 million of outstanding principal balance. On that date, the Company wrote-off a pro-rata portion of the original issue discount and deferred financing costs of $9.3 million and $5.4 million, respectively, which were both recorded to interest expense on the Company’s consolidated statement of operations for FY 2017. As a result of this transaction, the Company’s outstanding principal balance of the Senior Secured Term Loan was reduced to $57.8 million at that time and the Company recorded a gain on modification of debt of $8.8 million (which is net of $0.8 million of additional deferred financing costs associated with the First Amendment) which has been recorded in interest expense on the Company’s consolidated statement of operations for FY 2017.

On November 2, 2017, the Company drew down the full amount of $25.0 million on the First Delayed Draw Term Loan of which the Company received $24.0 million, in cash as this amount was net of the $1.0 million of original issue discount.

Second Amendment

Given that the Company was unable to timely file its quarterly financial statements for the quarter ended September 30, 2017 with the SEC by November 14, 2017 and became in default under the terms of the Senior Secured Term Loan, as amended, on November 24, 2017, the Company entered into the Second Amendment to the Senior Secured Term Loan. Pursuant to the Second Amendment, among other things, the lenders under the Senior Secured Term Loan agreed, subject to the Company’s compliance with the requirements set forth in the Second Amendment, to waive until December 22, 2017, certain potential defaults and events of default arising under the Senior Secured Term Loan.

In connection with the Second Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the Senior Secured Term Loan (“Flex”) and ticking fees on the unfunded portion of the loan. The Second Amendment allows, among other things, for cash payments on account of the Flex and ticking fees to be paid from the proceeds of the First Delayed Draw Term Loan, which was previously fully funded in accordance with the terms of the Senior Secured Term Loan. After giving effect to the additional Flex provided in the Second Amendment, the Company estimated that it could be responsible for payments on account of the Flex in an aggregate total amount of up to $12.0 million. As of December 31, 2018, the Company has paid a total of approximately $5.0 million in Flex. The Company has recorded this amount against the outstanding principal balance of the Senior Secured Term Loan on the Company’s consolidated balance sheet and is being amortized over the remaining term of the Senior Secured Term Loan.

As a result of the Second Amendment, the Company incurred $0.2 million of additional deferred financing costs. The Company accounted for this amendment as a debt modification and has recorded the additional deferred financing costs against the gain on modification of debt on the Company’s consolidated statement of operations for FY 2017.

Third Amendment

On February 12, 2018, the Company, through IBG Borrower, entered into the Third Amendment to the Senior Secured Term Loan. The Third Amendment provides for, among other things, amendments to certain restrictive covenants and other terms set forth in the Senior Secured Term Loan, as amended, to permit (i) IBG Borrower to enter into the 5.75% Notes Indenture (as defined below) and a related intercreditor agreement that was executed and (ii) the Note Exchange (as defined below). In connection with the Third Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the loan (“Third Amendment Flex”). After giving effect to the additional Third Amendment Flex, the Company estimates that it could be responsible for payments on account of the Third Amendment Flex in an aggregate total amount of up to $6.1 million.

Fourth Amendment

The Company, through IBG Borrower, entered into the Fourth Amendment to the Senior Secured Term Loan as of March 12, 2018. The Fourth Amendment provided, among other things, that the funding date for the Second Delayed Draw Term Loan would be March 14, 2018 instead of March 15, 2018. The conditions to the availability of the Second Delayed Draw Term Loan were satisfied as of March 14, 2018 due, in part, to the transactions contemplated by the Note Exchange, and the Company was able to draw on the Second Delayed Draw Term Loan. On March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018.

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

As of December 31, 2018 and December 31, 2017, the outstanding principal balance of the Senior Secured Term Loan was $171.1 million (which is net of $18.3 million of original issue discount) and $74.8 million (which is net of $8.0 million of original issue discount), respectively, of which $11.6 million and $1.7 million is recorded in current portion of long term debt on the Company’s consolidated balance sheet, respectively.

5.75% Convertible Notes

On February 22, 2018, the Company consummated an exchange (the “Note Exchange”) of approximately $125 million previously outstanding 1.50% Convertible Senior Subordinated Notes due 2018 (the “1.50% Convertible Notes”), pursuant to which it issued approximately $125 million of new 5.75% Convertible Notes due 2023 (the “5.75% Convertible Notes”).  The 5.75% Convertible Notes were issued pursuant to an indenture, dated February 22, 2018, by and among the Company, each of the guarantors thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (the “Indenture”).

The 5.75% Convertible Notes mature on August 15, 2023.  Interest on the 5.75% Convertible Notes may be paid in cash, shares of the Company’s common stock, or a combination of both, at the Company’s election. If the Company elects to pay all or a portion of an interest payment in shares of common stock, the number of shares of common stock payable will be equal to the applicable interest payment divided by the average of the 10 individual volume-weighted average prices for the 10-trading day period ending on and including the trading day immediately preceding the relevant interest payment date.

The 5.75% Convertible Notes are (i) secured by a second lien on the same assets that secure the obligations of IBG Borrower under the Senior Secured Term Loan and (ii) guaranteed by IBG Borrower and same guarantors as those under the Senior Secured Term Loan, other than the Company.

Subject to certain conditions and limitations, the Company may cause all or part of the 5.75% Convertible Notes to be automatically converted into common stock of the Company.  The 5.75% Convertible Notes are convertible into shares of the Company’s common stock based on a conversion rate of 52.1919 shares of the Company’s common stock, per $1,000 principal amount of the 5.75% Convertible Notes (which is equal to an initial conversion price of approximately $19.16 per share), subject to adjustment from time to time pursuant to the 5.75% Convertible Note Indenture.

Holders converting their 5.75% Convertible Notes (including in connection with a mandatory conversion) shall also be entitled to receive a payment from the Company equal to the Conversion Make-Whole Payment (as defined in the Indenture) if such conversion occurs after a regular record date and on or before the next succeeding interest payment date, through and including the maturity date (determined as if such conversion did not occur).

If the Company elects to pay all or a portion of a Conversion Make-Whole Payment in shares of common stock, the number of shares of common stock payable will be equal to the applicable Conversion Make-Whole Payment divided by the average of the 10 individual volume-weighted average prices for the 10-trading day period immediately preceding the applicable conversion date.

Subject to certain limitations pursuant to the Senior Secured Term Loan, from and after the February 22, 2019, the Company may redeem for cash all or part of the 5.75% Convertible Notes at any time by providing at least 30 days’ prior written notice to holders of the 5.75% Convertible Notes.

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

During 2018, certain noteholders converted an aggregate outstanding principal balance of $15.3 million of their 5.75% Convertible Notes into approximately 0.8 million shares of the Company’s common stock. Pursuant to the Indenture, the Company also made an aggregate Conversion Make-Whole Payment of approximately 0.6 million shares of the Company’s common stock to those converting noteholders. As a result of the difference in the fair market value versus the carrying value of the 5.75% Convertible Notes that were converted during FY 2018, an aggregate of $1.2 million was recorded as Other Income in the Company’s consolidated statement of operations for FY 2018.

As of December 31, 2018, while the debt balance recorded at fair value on the Company’s consolidated balance sheet was $48.1 million, the actual outstanding principal balance of the 5.75% Convertible Notes was $109.7 million.

Refer to Note 9 in the Notes to the Consolidated Financial Statements for further details.

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

Revenue Recognition

We have entered into various trade name license agreements that provide revenues based on minimum royalties and advertising/marketing fees and additional revenues based on a percentage of defined sales. Minimum royalty and advertising/marketing revenue is recognized on a straight-line basis over the entire contract term and royalties exceeding the defined minimum amounts are recognized only in the subsequent periods to when the minimum guarantee for the contract year has been achieved and when the later of the following events occur: (i) the subsequent sale occurs, or (ii) the performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied (or partially satisfied).

Gains on sale of trademarks

We sell a brand’s territories and/or categories through joint venture transactions which is a central and ongoing part of our business. Since our goal is to maximize the value of the IP, we evaluate sale opportunities by comparing whether the offer is more valuable than the current and potential revenue stream in the Company’s traditional licensing model. Further, as part of the Company’s evaluation process, it will also look at whether or not the buyer’s future development of the brand could help expand the brands global recognition and revenue. The Company considers, among others, the following guidance in determining the appropriate accounting and gains recognized from the initial sale of our brands/trademarks to our joint ventures: ASC 323, Investments—Equity Method and Joint Venture, ASC 605 and ASC 606, Revenue Recognition, ASC 810,  Consolidations , and ASC 845,  Nonmonetary Transactions  -  Exchanges Involving Monetary Consideration.

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

Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; (iv) contractually guaranteed minimum revenues; and (v) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. During FY 2018 and FY 2017, the Company recognized a non-cash impairment charge of $136.4 million and $525.7 million, respectively, for indefinite-lived intangibles across all segments.  See Note 4 for further information.

For the year ended December 31, 2018:

During the second quarter of FY 2018, the Company recognized an impairment charge of $73.3 million for the indefinite-lived intangible for Mossimo in Women’s as well as an impairment charge of $37.8 million for goodwill in Women’s.  During the third quarter of FY 2018, the Company recognized an impairment charge of $4.4 million for the indefinite-lived intangible for Joe Boxer in Women’s.  During the fourth quarter of FY 2018, the Company recognized an impairment charge of $58.7 million comprised of $55.1 million in Women’s, $0.1 million in Men’s, $2.7 million in Home, and $0.8 million in International.  The following is a breakdown of the trademark impairment charges:

Operating Segment	Brand / Trademark	Territory	Amount
Women’s	Mossimo	US	$105,985
Women’s	Mudd	US	15,581
Women’s	Joe Boxer	US	11,214
Home	Cannon	US	2,719
Other	various	various	918
Total			$136,417

Overall, the impairment charges were primarily as a result of management’s revisions to the Company’s forecasts to reflect lower revenue and operating margin expectations for the Company. The decrease in financial projections is primarily due to continued declines and strategic repositioning of proprietary brands in the retail industry, accompanied by the closing of traditional brick and mortar stores and continued online disruption and competition in the target market. Several of our key DTR partners (e.g. Kohl’s, Kmart/Sears) have been affected by this decline which has resulted in the non-renewal of license agreements or increased pressures to reduce the economics (e.g. royalty rates, guaranteed minimum royalties) of new and existing license agreements.

On an individual brand level, the impairment charges noted above arose out of lower forecasted revenue. The primary factors for the lower forecasts for each of the brands noted above are set forth below:

•

Mossimo – As discussed below, the Mossimo license agreement at Target was not renewed and while market and demographic research indicate significant brand awareness and viability outside of exclusive Target distribution, the Company has yet to find a replacement core licensee. The Company continues to pursue multiple partners with broad distributions and varying degrees of economics.

•

Mudd – Given the decline in the retail industry, Kohl’s was unable to achieve revenue expectations above guaranteed minimums. Kohl’s has indicated the willingness to renew beyond the current term but at a level below the current guaranteed minimums.

•

Joe Boxer – Kmart/Sears’ bankruptcy filing in the fourth quarter of FY 2018 allowed Kmart/Sears to reject the existing Joe Boxer license agreement, and the Company’s ongoing renegotiations of the license agreement with Kmart/Sears resulted in a reduction to forecasted revenues for the Company.

•

Cannon – Kmart/Sears’ bankruptcy filing in the fourth quarter of FY 2018 allowed Kmart/Sears to reject the existing Cannon license agreement, and the Company’s renegotiations of the license agreement with Kmart/Sears resulted in a reduction to forecasted revenues for the Company.

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

Goodwill

Goodwill is tested for impairment at the reporting unit level (the Company has four operating segments: women’s, men’s, home, and international) on an annual basis (in the Company’s fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations. During the second quarter of FY 2018, the Company recognized a non-cash impairment charge of $37.8 million in the women’s segment.  During the third quarter of FY 2017, the Company recognized a non-cash impairment charge of $103.9 million in the women’s, men’s and home segment.  No additional goodwill impairment was recognized during the fourth quarter of FY 2017.  See Note 1 – Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further detail.

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

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required to be submitted in response to this Item 8 are set forth after Part IV, Item 15 of this report (for Selected Quarterly Financial Data, see Note 19 of Notes to Consolidated Financial Statements).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2018).  Based upon that evaluation, our principal executive officer and principal financial and accounting officer have concluded due to a material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

Refer to Management’s Annual Report on Internal Control over Financial Reporting for changes in internal controls over financial reporting for the year ended December 31, 2018.

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

Our management, under the supervision of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation, management concluded that material weaknesses which existed at December 31, 2017, related to our statement of cash flows, our intangible asset impairment testing, and calculation of our long-term incentive program (“LTIP”) compensation expense, were remediated at December 31, 2018. This was primarily the result of enhanced review procedures, and changes in the process for preparing the financial statement or calculation. However, the previously identified material weakness related to the financial reporting for the modification of our debt has not been remediated. Also, in 2018, management identified a material weakness in internal control over financial reporting, specifically dealing with the management review controls surrounding the calculation of the adjustment to retained earnings, and the financial reporting for reimbursement to licensees for advertising resulting from the implementation of the new revenue recognition standard, ASC 606.  We have implemented new controls in 2018 which will be tested in 2019.

As a result of the material weakness, management concluded that our internal controls over financial reporting was not effective as of December 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Actions

Throughout 2018, management conducted a remediation plan to address the material weakness noted above. The plan included (i) a robust analysis on our current control environment in order to revamp our existing control processes and procedures, and identify and address any potential gaps, (ii) educating control owners concerning the principles and requirements of each control, and (iii) management conducting a more rigorous review process for the reporting on the statement of cash flows, conducting the intangible asset impairment testing, and the calculation of our LTIP compensation expense.  Through effective implementation of the Company’s remediation plan, the Company has strengthened its internal control environment and has addressed the above noted material weaknesses that were identified at December 31, 2017.

In addition, during 2018, the Company made changes to its internal controls related to the accounting and financial reporting for the modification of debt, and financial reporting for the new revenue recognition standard, ASC 606, including more robust review procedures and seeking accounting consultation from third party advisors proactively, as well as changes in personnel.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended December 31, 2018 that may have materially affected or which are reasonably likely to materially affect internal control.  Based on that evaluation, there have been no other changes in the Company’s internal control during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matter relating to our financial reporting for debt and the new revenue recognition standard, ASC 606, discussed above.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, executive officers and certain corporate governance matters is incorporated by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2019 (“2019 Definitive Proxy Statement”) to be filed with the SEC.

Code of Business Conduct

We have adopted a written code of business conduct that applies to our officers, directors and employees. Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation

The information required under this item is hereby incorporated by reference to the 2019 Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is hereby incorporated by reference to the 2019 Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is hereby incorporated by reference to the 2019 Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is hereby incorporated by reference to the 2019 Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets—December 31, 2018 and December 31, 2017
•	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018 and 2017
•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2018 and 2017
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. See the Index to Exhibits for a list of exhibits filed as part of this Annual Report.

(b) See Item (a) 3 above.

(c) See Item (a) 2 above.

Item 16. Form 10-K Summary

Not applicable.

Index to Exhibits

Exhibit Numbers	Description

2.1

Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC  (1)  +

2.2	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC (2) +

2.3	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC (4) +

2.4	Asset Purchase Agreement dated December 23, 2016 by and among Iconix Brand Group, Inc., 360 Holdings II-A LLC, Icon NY Holdings LLC, Iconix Latin America LLC and Sharper Image Holdings LLC(51)

2.5	Membership Interest Purchase Agreement by and among Iconix Brand Group, Inc., Icon NY Holdings LLC, IBG Borrower LLC, DHX Media Ltd. and DHX SSP Holdings LLC, dated May 9, 2017. (52)

2.6	Membership Interest Purchase Agreement by and among Iconix Brand Group, Inc., IBG Borrower LLC, DHX Media Ltd. and DHX SSP Holdings LLC, dated May 9, 2017.(52)

3.1	Amended and Restated Certificate of Incorporation, as amended(9) ++

3.2	Restated and Amended By-Laws(10)

4.1	Base Indenture dated November 29, 2012(12)

4.2	Supplemental Indenture Series 2012-1 Supplement dated November 29, 2012(12)

4.3	First Amendment to the Series 2012-1 Supplemental Indenture dated August 18, 2017(54)

4.4	Supplemental Indenture Series 2013-1 Supplement dated as of June 21, 2013(8)

4.5	Indenture 1.50% Convertible Senior Subordinated Notes Due 2018 dated as of March 18, 2013(40)

4.6	Global Note(40)

4.7	Indenture, dated as of February 22, 2018, by and among the Company, the Guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee(59)

10.1	401(K) Savings Plan of the Company(18)

10.2	Form of Restricted Stock Agreement for officers under the Company’s 2006 Equity Incentive Plan(20)*

10.3	Form of Restricted Stock Agreement for Directors under the Company’s 2006 Equity Incentive Plan(20)*

10.4	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices(24)

10.5	Iconix Brand Group, Inc. Executive Incentive Bonus Plan(25)*

10.6

Class A-1 Note Purchase Agreement dated November 29, 2012 by and among Registrant, Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, Barclays Bank PLC, as L/C Provider, Barclays Bank PLC as Swingline Lender and Barclays Bank PLC, as Administrative Agent (12)

10.7

First Amendment to the Class A-1 Note Purchase Agreement dated August 18, 2017, by and among the Company, the Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, and Guggenheim Securities Credit Partners, LLC, as L/C Provider, as Swingline Lender and as Administrative Agent.(54)

10.8	Management Agreement dated November 29, 2012 by and among the Co-Issuers, Registrant and Citibank, N.A., as trustee (12)

10.9	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Executive)(36)*

10.10	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-Executive)(36)*

10.11	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-employee Director)(36)*

10.12	Amended and Restated 2009 Equity Incentive Plan(37)*

Exhibit Numbers	Description

10.13	Clawback policy form of Acknowledgement(36)*

10.14	Employment Agreement dated as of August 19, 2013 between the Company and Jason Schaefer(38)*

10.15	Confirmation of OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (40)

10.16	Confirmation of Additional OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (40)

10.17	Confirmation of OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (40)

10.18	Confirmation of Additional OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (40)

10.19	Employment Agreement dated as of June 10, 2015 between the Company and David Jones(42)*

10.20	Employment Agreement dated as of February 18, 2016 between the Company and John Haugh(43)*

10.21

Credit Agreement dated as of March 7, 2016 between IBG Borrower LLC, as the borrower (“IBG Borrower”), the Company and certain of IBG Borrower’s wholly-owned subsidiaries, as guarantors, Cortland Capital Market Services LLC, as administrative agent and collateral agent and the lenders party thereto from time to time, including CF ICX LLC and Fortress Credit Co LLC(44)

10.22

Facility Guaranty dated as of March 7, 2016 between the Company and certain wholly-owned subsidiaries of IBG Borrower LLC, as guarantors and Cortland Capital Market Services LLC, as administrative agent and collateral agent(44)

10.23

Security Agreement dated as of March 7, 2016 between the Company, IBG Borrower LLC and certain of its wholly-owned subsidiaries, as Grantors, and Cortland Capital Market Services LLC, as Collateral Agent(44)

10.24	2015 Executive Incentive Plan(45)*

10.25	Employment Agreement dated as of April 28, 2016 between the Company and Peter Cuneo(47)*

10.26	Agreement dated as of September 26, 2016 by and among Iconix Brand Group, Inc., Huber Capital Management, LLC and Joseph R. Huber(49)

10.27	Amended and Restated 2016 Omnibus Incentive Plan(50)*

10.28	Executive Severance Plan(51)*

10.29

Credit Agreement, dated as of August 2, 2017, among IBG Borrower LLC, as the borrower, Iconix Brand Group, Inc. and certain of IBG Borrower’s wholly-owned subsidiaries, as guarantors, Cortland Capital Market Services LLC, as administrative agent and collateral agent and the lenders party thereto from time to time, including Deutsche Bank AG, New York Branch. (53)

10.30

Facility Guaranty, dated as of August 2, 2017, among Iconix Brand Group, Inc. and certain wholly-owned subsidiaries of IBG Borrower LLC, as guarantors and Cortland Capital Market Services LLC, as administrative agent and collateral agent. (53)

10.31

Security Agreement, dated as of August 2, 2017, among Iconix Brand Group, Inc., IBG Borrower LLC and certain of its wholly-owned subsidiaries, as Grantors, and Cortland Capital Market Services LLC, as Collateral Agent. (53)

10.32

Limited Waiver and Amendment No. 1 to Credit Agreement, entered into as of October 27, 2017, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company as Administrative Agent and Collateral Agent.(55)

10.33

Second Amendment, Consent and Limited Waiver to Credit Agreement, entered into as of November 24, 2017, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company, as Administrative Agent and Collateral Agent.(56)

Exhibit Numbers	Description

10.34	Executive Employment Agreement by and between F. Peter Cuneo and the Company entered into as of December 18, 2017.(57)

10.35

Third Amendment, Consent and Limited Waiver to Credit Agreement and Other Loan Documents entered into as of February 12, 2018, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company, as Administrative Agent and Collateral Agent.(58)

10.36	Indenture, dated as of February 22, 2018, by and among the Company, the Guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee.(59)

10.37

Fourth Amendment and Consent to Credit Agreement, entered into as of March 12, 2018, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company, as Administrative Agent and Collateral Agent. (60)

10.38	Employment Agreement dated as of June 15, 2018 between the Company and Peter Cuneo.(61)

10.39	Cooperation Agreement dated as of July 25, 2018, by and between Iconix Brand Group, Inc. and Sports Direct International plc.(62)

10.40	Amendment No. 1, dated as of September 14, 2018 to Employment Agreement of F. Peter Cuneo(63)

10.41	Employment Agreement entered into October 15, 2018 by and between Iconix Brand Group, Inc. and Robert C. Galvin.(64)

10.42	Employment Agreement entered into October 15, 2018 by and between Iconix Brand Group, Inc. and F. Peter Cuneo.(64)

10.43

Intercreditor Agreement dated as of February 22, 2018, by and among the Company and certain of its affiliates, The     Bank of New York Mellon Trust Company, N.A., and Cortland Capital Market Services LLC.(65)

21	Subsidiaries of the Company++

23	Consent of BDO USA, LLP++

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002++

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

101.INS	XBRL Instance Document++

101.SCH	XBRL Schema Document++

101.CAL	XBRL Calculation Linkbase Document ++

101.DEF	XBRL Definition Linkbase Document++

101.LAB	XBRL Label Linkbase Document++

101.PRE	XBRL Presentation Linkbase Document++

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.
(3)	[Intentionally omitted.]
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.
(5)	[Intentionally omitted.]
(6)	[Intentionally omitted.]

(7)	[Intentionally omitted.]
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 21, 2013 and incorporated by reference herein.
(9)	Filed herewith.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 6, 2012 and incorporated by reference herein.
(11)	[Intentionally omitted.]
(12)	[Intentionally omitted.]
(13)	[Intentionally omitted.]
(14)	[Intentionally omitted.]
(15)	[Intentionally omitted.]
(16)	[Intentionally omitted.]
(17)	[Intentionally omitted.]
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.
(19)	[Intentionally omitted.]
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
(21)	[Intentionally omitted.]
(22)	[Intentionally omitted.]
(23)	[Intentionally omitted.]
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.
(25)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.
(26)	[Intentionally omitted.]
(27)	[Intentionally omitted.]
(28)	[Intentionally omitted.]
(29)	[Intentionally omitted.]
(30)	[Intentionally omitted.]
(31)	[Intentionally omitted.]
(32)	[Intentionally omitted.]
(33)	[Intentionally omitted.]
(34)	[Intentionally omitted.]
(35)	[Intentionally omitted.]
(36)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated by reference herein.
(37)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 and incorporated by reference herein.
(38)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.
(39)	[Intentionally omitted.]
(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 12, 2013 and incorporated by reference herein.
(41)	[Intentionally omitted.]
(42)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated by reference herein.
(43)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 18, 2016 and incorporated by reference herein.
(44)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 7, 2016 and incorporated by reference herein.
(45)	Filed as Annex A to the Company’s Definitive Proxy Statement dated October 23, 2015 as filed on Schedule 14A and incorporated by reference herein.
(46)	[Intentionally omitted.]
(47)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated by reference herein.
(48)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 10, 2016 and incorporated by reference herein.

(49)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 28, 2016 and incorporated by reference herein.
(50)	Filed as Annex A to the Company’s Definitive Proxy Statement dated September 29, 2017 as filed on Schedule 14A and incorporated by reference herein.
(51)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated by reference herein.
(52)	Filed as an exhibit to the Company’s Current Report on Form 8-K/A for the event dated May 9, 2017 and incorporated by reference herein.
(53)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 2, 2017 and incorporated by reference herein.
(54)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 18, 2017 and incorporated by reference herein.
(55)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 27, 2017 and incorporated by reference herein.
(56)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 24, 2017 and incorporated by reference herein.
(57)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 13, 2017 and incorporated by reference herein.
(58)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 12, 2018 and incorporated by reference herein.
(59)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 22, 2018 and incorporated by reference herein.
(60)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated by reference herein.
(61)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 18, 2018 and incorporated by reference herein.
(62)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 27, 2018 and incorporated by reference herein.
(63)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 17, 2018 and incorporated by reference herein.
(64)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 18, 2018 and incorporated by reference herein.
(65)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 3, 2018 and incorporated by reference herein.
*	Denotes management compensation plan or arrangement
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

ICONIX BRAND GROUP, INC.

Date: March 28, 2019	By:	/s/ Robert C. Galvin
Robert C. Galvin
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert C. Galvin	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2019
Robert C. Galvin

/s/ John T. McClain	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2019
John T. McClain

/s/ F. Peter Cuneo	Chairman of the Board of Directors	March 28, 2019
F. Peter Cuneo

/s/ Drew Cohen	Lead Director	March 28, 2019
Drew Cohen

/s/ Mark Friedman	Director	March 28, 2019
Mark Friedman

/s/ James A. Marcum	Director	March 28, 2019
James A. Marcum

/s/ Sue Gove	Director	March 28, 2019
Sue Gove

/s/ Justin Barnes	Director	March 28, 2019
Justin Barnes

Annual Report on Form 10-K

Item 8, 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Year ended December 31, 2018

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

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Iconix Brand Group, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

On January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).  The effects of this adoption are described in Note 3 to the consolidated financial statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 28, 2019

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$66,609	$65,927
Restricted cash	16,026	48,766
Accounts receivable, net	37,671	66,625
Contract asset	4,802	—
Other assets – current	28,057	51,850
Total Current Assets	153,165	233,168
Property and equipment:
Furniture, fixtures and equipment	22,525	21,661
Less: Accumulated depreciation	(17,644)	(15,567)
	4,881	6,094
Other Assets:
Other assets	5,979	6,268
Contract asset	14,560	—
Deferred income tax asset	—	4,492
Trademarks and other intangibles, net	337,700	465,722
Investments and joint ventures	89,691	90,887
Goodwill	26,099	63,882
	474,029	631,251
Total Assets	$632,075	$870,513
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$44,856	$49,191
Deferred revenue	5,405	5,525
Current portion of long-term debt	54,263	44,349
Other liabilities – current	9,788	13,581
Total current liabilities	114,312	112,646
Deferred income tax liability	4,566	11,466
Other tax liabilities	—	531
Long-term debt, less current maturities (includes $48,076 and $0, respectively, at fair value)	620,966	756,493
Other liabilities	3,829	10,066
Total Liabilities	$743,673	$891,202
Redeemable Non-Controlling Interests	34,137	30,287
Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.001 par value shares authorized 260,000; shares issued 11,162 and 9,016, respectively	11	9
Additional paid-in capital	1,037,372	1,044,599
Accumulated losses	(312,796)	(223,718)
Accumulated other comprehensive loss	(53,068)	(51,280)
Less: Treasury stock – 3,323 and 3,282 shares at cost, respectively	(844,253)	(844,030)
Total Iconix Brand Group, Inc. Stockholders’ Deficit	(172,734)	(74,420)
Non-controlling interests, net of installment payments due from non-controlling interest holders	26,999	23,444
Total Stockholders’ Deficit	$(145,735)	$(50,976)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit	$632,075	$870,513

See accompanying notes to consolidated financial statements

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except earnings per share data)

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Licensing revenue	$187,689	$225,833
Selling, general and administrative expenses	121,429	114,606
Loss on termination of licenses	10,550	28,360
Depreciation and amortization	2,329	2,455
Equity (earnings) loss on joint ventures	(3,043)	3,259
Gain on deconsolidation of joint venture	—	(3,772)
Gains on sale of trademarks, net	(1,268)	(875)
Goodwill impairment	37,812	103,877
Trademark impairment	136,417	525,726
Investment impairment	2,500	16,848
Operating loss	(119,037)	(564,651)
Other expenses (income):
Interest expense	59,214	67,901
Interest income	(495)	(480)
Other income, net	(91,305)	(2,650)
(Gain) loss on extinguishment of debt	(4,473)	20,939
Foreign currency translation loss	1,153	3,071
Other expenses (income) – net	(35,906)	88,781
Loss from continuing operations before income taxes	(83,131)	(653,432)
Provision (benefit) for income taxes	6,538	(95,977)
Net loss from continuing operations	(89,669)	(557,455)
Less: Net gain (loss) attributable to non-controlling interest from continuing operations	10,852	(22,177)
Net loss from continuing operations attributable to Iconix Brand Group, Inc.	(100,521)	(535,278)

Loss from discontinued operations before income taxes	—	(26,232)
Gain on sale of Entertainment segment	—	104,099
Provision for income taxes	—	28,899
Net income from discontinued operations	—	48,968
Less: Net income attributable to non-controlling interest from discontinued operations	—	2,943
Net income from discontinued operations attributable to Iconix Brand Group, Inc.	—	46,025

Net loss attributable to Iconix Brand Group, Inc.	$(100,521)	$(489,253)

(Loss) earnings per share - basic:
Continuing operations	$(15.73)	$(94.71)
Discontinued operations	$—	$8.06
(Loss) earnings per share - basic:	$(15.73)	$(86.65)

(Loss) earnings per share - diluted:
Continuing operations	$(15.73)	$(94.71)
Discontinued operations	$—	$8.06
(Loss) earnings per share - diluted	$(15.73)	$(86.65)

Weighted average number of common shares outstanding:
Basic	6,734	5,711
Diluted	6,734	5,711

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31
	2018	2017
Net loss from continuing operations	$(89,669)	$(557,455)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(4,965)	19,632
Change in fair value of available for sale securities	—	(484)
Total other comprehensive (loss) income	(4,965)	19,148
Comprehensive loss	(94,634)	(538,307)
Less: comprehensive income (loss) from continuing operations attributable to non-controlling interest	10,852	(22,177)
Comprehensive loss from continuing operations attributable to Iconix Brand Group, Inc.	$(105,486)	$(516,130)

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2017	8,972	9	1,033,810	257,704	(70,428)	(842,952)	116,502	$494,645
Shares issued on vesting of restricted stock	44	0	—	—	—	—	—	0
Compensation expense in connection with restricted stock and stock options	—	—	9,168	—	—	—	—	9,168
Shares repurchased on vesting of restricted stock	—	—	—	—	—	(1,078)	—	(1,078)
Additional paid in capital associated with purchase of additional interest in Iconix Canada joint venture	—	—	1,478	—	—	—	—	1,478
Write off of accretion expense due to deconsolidation of joint venture	—	—	—	4,527	—	—	—	4,527
Deferred intercompany charge	—	—	—	(191)	—	—	—	(191)
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	2,925	2,925
Elimination of non-controlling interest related to sale of the Entertainment segment	—	—	—	—	—	—	(36,907)	(36,907)
Elimination of non-controlling interest related to purchase of additional interest in Iconix Canada joint venture	—	—	—	—	—	—	(19,530)	(19,530)
Elimination of non-controlling interest related to the sale of NGX	—	—	—	—	—	—	(2,529)	(2,529)
Tax benefit related to amortization of convertible notes' discount	—	—	124	—	—	—	—	124
Change in redemption value of redeemable non-controlling interest holders	—	—	—	3,495	—	—	—	3,495
Change in fair value of available for sale securities	—	—	—	—	(484)	—	—	(484)
Net loss	—	—	—	(489,253)	—	—	(19,234)	(508,487)
Foreign currency translation	—	—	19	—	19,632	—	—	19,651
Distributions to joint venture partners	—	—	—	—	—	—	(17,783)	(17,783)
Balance at December 31, 2017	9,016	$9	$1,044,599	$(223,718)	$(51,280)	$(844,030)	$23,444	$(50,976)
Shares issued on vesting of restricted stock	110	—	—	—	—	—	—	—
Shares issued on conversion of 5.75% Convertible Notes	1,411	1	13,153	—	—	—	—	13,154
Shares issued on payment of interest of 5.75% Convertible Notes	625	1	3,067	—	—	—	—	3,068
Write-off of equity component of 1.50% Convertible notes	—	—	(23,250)	—	—	—	—	(23,250)
Cumulative effect of accounting change for adoption of ASC 606	—	—	—	16,540	—	—	1,176	17,716
Cumulative effect of accounting change for adoption of ASU 2016-01	—	—	—	(3,177)	3,177	—	—	—
Elimination of non-controlling interest related to the acquisition of additional interest in Hydraulic joint venture	—	—	2,097	—	—	—	(2,097)	—
Compensation benefit in connection with restricted stock and stock options	—	—	(2,405)	—	—	—	—	(2,405)
Shares repurchased on vesting of restricted stock	—	—	—	—	—	(223)	—	(223)
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	194	194
Tax benefit related to amortization of convertible notes' discount	—	—	159	—	—	—	—	159
Change in redemption value of redeemable non-controlling interest holders	—	—	—	2,004	—	—	—	2,004
Net (loss) income	—	—	—	(100,521)	—	—	10,852	(89,669)
Foreign currency translation	—	—	(48)	—	(4,965)	—	—	(5,013)
Distributions to joint venture partners	—	—	—	(3,924)	—	—	(6,570)	(10,494)
Balance at December 31, 2018	11,162	$11	$1,037,372	$(312,796)	$(53,068)	$(844,253)	$26,999	$(145,735)

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net loss from continuing operations	$(89,669)	$(557,455)
Income from discontinued operations	—	48,968
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,071	1,714
Amortization of trademarks and other intangibles	258	741
Amortization of deferred financing costs	3,133	9,771
Amortization of debt discount	9,833	7,349
Amortization of deferred rent	(238)	(198)
Third party fees associated with the issuance of 5.75% Convertible Notes	4,958	—
Interest expense on 5.75% Convertible Notes paid in shares	3,067	—
Stock-based compensation (benefit) expense	(2,405)	8,744
Non-cash gain on re-measurement of equity investment	(8,410)	—
Provision for doubtful accounts	15,557	5,794
Write-off of contract asset accounts	1,777	—
Write-off of receivable due from Iconix India joint venture partner	1,000	—
Losses (Earnings) on equity investments in joint ventures	(3,043)	3,259
Distributions from equity investments	3,021	3,575
Gain on deconsolidation of joint venture	—	(3,772)
Goodwill impairment	37,812	103,877
Trademark impairment	136,417	525,726
Impairment of equity method investment	2,500	16,848
Settlement of note receivable related to formation of Buffalo joint venture	1,141	—
Mark to market adjustment on convertible note	(80,979)	—
Gain on debt to equity conversions	(1,165)	—
Gain on sale of trademarks	(1,268)	(875)
Loss on sale of NGX	—	79
Gain on sale of Complex Media	(958)	(2,728)
(Gain) loss on extinguishment of debt	(4,473)	20,939
Loss on other equity investment	402	—
Deferred income tax benefit	(2,004)	(104,169)
Loss (Gain) on foreign currency translation	1,153	3,071
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	13,103	(6,481)
Other assets – current	19,144	(38,997)
Other assets	(5,498)	2,469
Deferred revenue	(282)	(3,272)
Accounts payable and accrued expenses	204	23,212
Other tax liabilities	(531)	(4,713)
Other liabilities	454	(1,654)
Net cash provided by continuing operating activities	56,082	12,854
Net cash used in discontinued operating activities	—	(10,780)
Net cash provided by operating activities	56,082	2,074
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(829)	(870)
Acquisition of additional interest in Iconix MENA	—	(1,800)
Acquisition of remaining interest in Iconix Canada	(7,053)	(11,177)
Acquisition of trademarks from Iconix Southeast Asia	(2,120)	—
Acquisition of Badgley Mischka and Sharper Image trademarks in certain international joint ventures	(1,289)	—
Acquisition of additional interest in Iconix Australia, net of cash acquired	(649)	—
Proceeds received from note due from American Greetings	—	1,250

Proceeds from sale of interest in Badgley Mischka in certain international joint ventures	2,500	—
Proceeds from note receivable from formation of Buffalo joint venture	1,409	—
Proceeds from sale of Sharper Image	1,755	—
Proceeds from sale of interest in Badgley Mischka Canada	—	375
Proceeds from sale of interest in Sharper Image Canada	—	500
Proceeds from sale of Galore Media	—	500
Proceeds from sale of NGX	—	2,561
Proceeds from sale of interest in Complex Media	958	2,728
Proceeds from sale of discontinued operation, net of cash sold	—	336,675
Proceeds from sale of trademarks and related notes receivable	—	1,922
Decrease in cash and cash equivalents from deconsolidation of joint venture	—	(1,853)
Additions to trademarks	(339)	(212)
Net cash provided by (used in) continuing investing activities	(5,657)	330,599
Net cash used in discontinued investing activities	—	(84)
Net cash provided by (used in) investing activities	(5,657)	330,515
Cash flows (used in) provided by financing activities:
Proceeds from Variable Funding Notes	—	73,437
Proceeds from long-term debt, net of discount and fees	95,700	307,030
Proceeds from sale of trademarks and related notes receivables to consolidated joint ventures	195	6,942
Payment of long-term debt	(157,292)	(824,867)
Repurchase of convertible notes	—	(58,810)
Payment of make-whole premium on repayment of long-term debt	—	(13,933)
Prepaid financing costs	(5,423)	(7,145)
Distributions to non-controlling interests	(14,902)	(5,191)
Excess tax benefit from share-based payment arrangements	—	—
Tax benefit related to amortization of convertible notes' discount	159	78
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	(223)	(1,078)
Net cash used in continuing financing activities	(81,786)	(523,537)
Net cash used in discontinued financing activities	—	(23,873)
Net cash used in financing activities	(81,786)	(547,410)
Effect of exchange rate changes on cash	(697)	2,834
Net decrease in cash, cash equivalents, and restricted cash	(32,058)	(211,987)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	114,693	314,383
Cash and cash equivalents from discontinued operations, beginning of period	—	12,297
Cash, cash equivalents, and restricted cash, beginning of period	114,693	326,680
Cash, cash equivalents, and restricted cash, end of period	82,635	114,693
Less: Cash and cash equivalents from discontinued operations, end of period	—	—
Cash, cash equivalents, and restricted cash of continuing operations, end of period	$82,635	$114,693

	Year Ended	Year Ended
Supplemental disclosure of cash flow information:	December 31, 2018	December 31, 2017
Cash paid during the period:
Income taxes (net of refunds received)	$(5,702)	$36,752
Interest	40,534	60,472

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information as of and for the Years Ended December 31, 2018 and 2017

(dollars are in thousands (unless otherwise noted), except per share data)

The Company

General

Iconix Brand Group is a brand management company and owner of a diversified portfolio of approximately 30 global consumer brands across the Company’s operating segments:  women’s, men’s, home and international. Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s consolidated statement of operations as a discontinued operation for FY 2017.  The sale of the businesses underlying the Entertainment segment was completed on June 30, 2017 (see Note 2 of Notes to Consolidated Financial Statements).  The Company’s business strategy is to maximize the value of its brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

At December 31, 2018, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer ® , Rampage  ® , Mudd  ®  , London Fog  ®  , Mossimo  ®  , Ocean Pacific/OP  ®  , Danskin /Danskin Now ®  , Rocawear  ®  /Roc Nation  ®  , Cannon  ®  , Royal Velvet  ®  , Fieldcrest  ®  , Charisma  ®  , Starter  ®  , Waverly  ®  , Ecko Unltd  ®  /Mark Ecko Cut & Sew  ®  , Zoo York  ®  , Umbro ®, Lee Cooper  ®, and Artful Dodger  ®; and interests in Material Girl  ®  , Ed Hardy ®  , Truth or Dare  ®  , Modern Amusement  ®  , Buffalo  ®  , Hydraulic  ® , and PONY ®.

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

A key initiative in the Company’s global brand expansion plans has been the formation of international joint ventures. The strategy in forming international joint ventures is to partner with best-in-class, local partners to bring the Company’s brands to market more quickly and efficiently, generating greater short- and long-term value from its IP, than the Company believes is possible if it were to build-out wholly-owned operations ourselves across a multitude of regional or local offices. Since September 2008, the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel, Iconix Middle East, Umbro China, Danskin China, Starter China and Lee Cooper China.  Note that the Company now maintains a 100% ownership interest in Iconix China, Iconix Latin America and Iconix Canada.  Refer to Note 5 for further details.

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

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and, in accordance with U.S. GAAP and accounting for variable interest entities (where the Company is the primary beneficiary) and majority owned subsidiaries, the Company consolidates fourteen joint ventures (Hardy Way, Icon Modern Amusement, Alberta ULC, Iconix Europe, Hydraulic IP Holdings, US PONY Holdings, Diamond Icon, Iconix Israel, Iconix Middle East, Umbro China, Danskin China, Starter China, Lee Cooper China and Iconix Australia; see Note 5 for explanation). All significant intercompany transactions and balances have been eliminated in consolidation.

In accordance with Accounting Standards Codification (“ASC”) 810—Consolidation (“ASC 810”), the Company evaluates the following criteria to determine the accounting for its joint ventures:  1) consideration of whether the joint venture is a variable interest entity which includes reviewing the corporate structure of the joint venture, the voting rights, and the contributions of the Company and the joint venture partner to the joint venture,  2) if the joint venture is a VIE, whether or not the Company is the primary beneficiary, a determination based upon a variety of factors, including: i) the presence of installment payments which constitutes a de facto agency relationship between the Company and the joint venture partner, and ii) an evaluation of whether the Company or the joint venture partner is more closely associated with the joint venture.  If the Company determines that the entity is a variable interest entity and the Company is the primary beneficiary, then the joint venture is consolidated.  For those entities that are not considered variable interest entities, or are considered variable interest entities but the Company is not the primary beneficiary, the Company uses the equity method as set forth in ASC 323—Investments (“ASC 323”), to account for those investments and joint ventures which are not required to be consolidated under US GAAP.  Refer to Note 5 for further details.

Liquidity

These consolidated financial statements are prepared on a going concern basis that contemplates the realization of cash flows from assets and discharge of liabilities, in each case, in the ordinary course of business consistent with the Company’s prior periods.  The Company considered, among other things, the Sears Holdings Corporation’s bankruptcy filing on October 15, 2018, and determined that the bankruptcy filing is not expected to have a material adverse impact on its ability to continue as a going concern.  Based on the Company’s financial plans and projections for 2019, which assumes the realization of significant cost savings, among other things, from the successful implementation of the Company’s current strategic initiatives, the Company does not expect the occurrence of any payment defaults on its outstanding debt facilities in the next twelve months, and otherwise expects to generate sufficient cash to meet its operating cash flow needs and maintain compliance with the financial covenants set forth in its various debt  facilities during such period.   In particular, management believes the allocation of residual royalty collections to a restricted reserve account (as is discussed in Note 9) is not expected to have a material adverse impact on the Company’s ability to meet such cash flow needs.  See Liquidity Risk Factor in Item 1A.

Reverse Stock Split

On March 14, 2019, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its common stock.  Unless the context otherwise requires, all share and per share amounts in this annual report on Form 10-K have been adjusted to reflect the Reverse Stock Split.  Refer to Note 22 for further details.

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

Since January 1, 2017, the Company established the following joint ventures to develop and market the Company’s brands in specific markets:

Date Created	Investment / Joint Venture	Iconix’s Investment
March 2018	Starter China	100%(1)
June 2018	Lee Cooper China	100%(2)

(1)

In March 2018, the Company formed the Starter China Limited as a wholly-owned subsidiary to hold the Starter trademarks and related assets in respect of the Greater China territory.  The Company entered into an agreement with Photosynthesis Holdings, Co. Ltd. (“PHL”) who will purchase no less than a 50% interest and up to a total of 60% interest in Starter China Limited.  The purchase of the equity interest is expected to occur over a three-year period commencing on January 16, 2022.  Refer to Note 5 for further details.  As of December 31, 2018, the Company’s ownership interest in Starter China Limited was 100%.

(2)

In June 2018, the Company formed the Lee Cooper China Limited as a wholly-owned subsidiary to hold the Lee Cooper trademarks and related assets in respect of the Greater China territory.  The Company entered into an agreement with POS Lee Cooper HK Co. Ltd. (“PLC”) who will purchase no less than a 50% interest and up to a total of 60% interest in Lee Cooper China Limited.  The purchase of the equity interest is expected to occur over a two-year period commencing on January 15, 2024.  Refer to Note 5 for further details.  As of December 31, 2018, the Company’s ownership interest in Lee Cooper China Limited was 100%.

For further information on the Company’s accounting for joint ventures and investments, see Note 5.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of actual cash as well as cash equivalents, defined as short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase.  In addition, as of December 31, 2018, approximately $12.2 million, or 15%, of our total cash (including restricted cash) was held in foreign subsidiaries. During the second fiscal quarter of 2018, the Company elected to treat its Luxembourg top tier subsidiary (“Luxco”) as a disregarded entity for US tax purposes.  All the operations under Luxco were previously treated as disregarded for US tax purposes.  As of the election date, all the foreign operations under Luxco will be treated as a branch for US tax purposes and subject to US taxation.  As such, the Company will no longer have any earnings in foreign subsidiaries that are not currently subject to taxation for US purposes.  Before the election, the Company indefinitely reinvested all earnings of its foreign subsidiaries.

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

Two customers each accounted for 10% of the Company’s total revenue for FY 2018 as compared to one customer accounted for 16% of the Company’s total revenue for FY 2017.

Accounts Receivable

Accounts receivable are reported at amounts the Company expects to be collected, net of provision for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s payment history and account aging. As of December 31, 2018 and 2017, the Company’s provision for doubtful accounts was $20.1 million and $7.9 million, respectively.

No customers accounted for more than 10% of the Company’s accounts receivable (which includes both short-term and long-term accounts receivables included in prepaid and other current assets and other assets on the Company’s consolidated balance sheets) as of December 31, 2018 as compared to two customers who accounted for approximately 12% and 14% of the Company’s accounts receivable, (which includes both short-term and long-term accounts receivables included in prepaid and other current assets and other assets on the Company’s consolidated balance sheets) as of December 31, 2017.

Derivatives

The Company’s objective for holding any derivative financial instruments is to manage interest rate risks, and in the case of our 1.50% Convertible Notes, dilution risk. The Company does not use financial instruments for trading or other speculative purposes. From time to time the Company uses derivative financial instruments to hedge the variability of anticipated cash flows of a forecasted transaction (a “cash flow hedge”). The Company had no such derivative instruments in FY 2018 or FY 2017.

Restricted Stock

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. For restricted stock where restrictions lapse with the passage of time (“time-based restricted stock”), compensation cost is recognized over the period between the issue date and the date that restrictions lapse. Time-based restricted stock is included in total common shares outstanding upon the lapse of any restrictions. Time-based restricted stock is included in total diluted shares outstanding which is calculated utilizing the treasury stock method.

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

Deferred Financing Costs

The Company incurred costs (primarily professional fees and placement agent fees) in connection with borrowings under senior secured notes, 1.50% Convertible Notes, the Senior Secured Term Loan and the 2016 Senior Secured Term Loan. These costs have been deferred and are being amortized using the effective interest method over the life of the related debt.

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

Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; and (iv) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. During FY 2018 and FY 2017, there were no impairments of long-lived assets other than the non-cash impairment charges for goodwill and trademarks.  See Note 4 for further details.

Goodwill and Trademarks

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. On an annual basis and as needed, the Company tests goodwill and indefinite life trademarks for impairment through the use of discounted cash flow models. Other intangibles with determinable lives, including certain trademarks, license agreements and non-compete agreements, are evaluated for the possibility of impairment when certain indicators are present, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 1 to 15 years).  Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; and (iv) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.  In the second quarter of 2018, and third quarter of 2017, the Company recognized non-cash impairment charge for goodwill of $37.8 million, and $103.9 million, respectively.  In the FY 2018 and FY 2017, the Company recognized non-cash impairment charge for trademarks of $136.4 million and $525.7 million, respectively.  Refer to Note 4 for further details.

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

Revenue Recognition

The Company enters into various license agreements that provide revenues based on minimum royalties and advertising/ marketing fees and additional revenues based on a percentage of defined sales. Minimum royalty and advertising/ marketing revenue is recognized on a straight-line basis over the full contract term.  Minimum royalties that escalate on an annual basis over the contract term are recognized on a straight-line basis over the full contract term.  Royalties exceeding the defined minimum amounts in a specific contract year (sales-based royalties), as defined in each license agreement, are recognized only in the subsequent periods to when the minimum guarantee for the contract year has been achieved and when the later of the following events occur: (i) the subsequent sale occurs, or (ii) the performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied (or partially satisfied).

Gains on sale of trademarks

From time to time, we sell a brand’s territories and/or categories through joint venture transactions which is a central and ongoing part of our business. The Company considers, among others, the following guidance in determining the appropriate accounting for gains recognized from the initial sale of our brands/trademarks to our joint ventures: ASC 323,  Investments-Equity Method and Joint Venture, ASC 605 and ASC 606,  Revenue Recognition, ASC 810,  Consolidations, ASC 845,  Nonmonetary Transactions—Exchanges Involving Monetary Consideration  and Staff Accounting Bulletin No. 104.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants, vesting of restricted stock, and potential conversion of our convertible debt. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options, warrants, convertible debt and restricted stock outstanding were exercised into common stock.

We may be required to calculate basic earnings (loss) per share using the two-class method as a result of the Company’s redeemable non-controlling interests.  To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable non-controlling interest, net (loss) income attributable to Iconix Brand Group, Inc. (used to calculate earnings (loss) per share) could be negatively impacted by that increase, subject to certain limitations.  The partial or full recovery of any reductions to net (loss) attributable to Iconix Brand Group, Inc. (used to calculate earnings (loss) per share) is limited to any cumulative prior-period reductions.  For FY 2018 and FY 2017, earnings (loss) per share was impacted by approximately $0.80 per share (or $5.4 million) and $1.00 per share (or $5.6 million), respectively, for adjustments related to the Company’s redeemable non-controlling interests.  Refer to Note 11 for further details.

Advertising Campaign Costs

All costs associated with production for the Company’s national advertising campaigns are expensed during the periods when the activities take place. All other advertising costs such as print and online media are expensed when the advertisement first occurs. Advertising expenses for FY 2018 and FY 2017 amounted to $25.7 million, and $30.5 million, respectively.

The Company also incurs co-operative advertising costs that represent reimbursements to certain licensees for shared marketing expenses related to the sale of its products.  In accordance with ASC 606, these reimbursements are recorded as a reduction to licensing revenue.

Comprehensive Income (Loss)

Comprehensive income (loss) includes certain gains and losses that, under U.S. GAAP, are excluded from net income (loss) as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income (loss) is primarily comprised of net income (loss), foreign currency translation and changes in fair value of available for sale securities (prior to the Company’s adoption of ASU 2016-01 in FY 2018).

New Accounting Standards

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

In January 2016, FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, includes amendments on recognition, measurement, presentation, and disclosure of financial instruments.  It requires an entity to (1) measure equity investments at fair value through net income, with certain exceptions; (2) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (3) present financial assets and financial liabilities by measurement category and form of financial asset; (4) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (5) assess a valuation allowance on deferred tax assets related to unrealized losses on available-for-sale debt securities in connection with other deferred tax assets.  The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes.  The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.  The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Certain provisions of the ASU are eligible for early adoption.  The Company adopted the new standard in the first quarter of FY 2018 which resulted in the Company reclassifying the cumulative loss in fair value of our available-for-sale securities of $3.2 million from accumulated other comprehensive loss to accumulated losses as of January 1, 2018 in the Company’s consolidated balance sheet.  Changes in the fair value of the available-for-sale securities will be recorded within the Company’s consolidated statement of operations in future periods.  Additionally, the Company’s previously cost method investments are now being categorized as other equity investments and continue to be recorded on the Company’s consolidated balance sheet at fair value and assessed for potential impairment on a quarterly basis.  Refer to Note 5 and Note 7 for further details.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company’s leases are considered operating leases and are not capitalized under ASC 840.  Under ASC 842, the majority of these leases will qualify for capitalization and will result in the recognition of lease assets and lease liabilities once the new standard is adopted.  We will adopt ASC 842 using the effective date method in accordance with ASU 2018-11 for all leases existing at January 1, 2019.  All of our leases are operating leases.  Upon adoption, leases that were classified as operating leases under ASC 840 will be classified as operating leases under ASC 842 and we will record right-of-use assets and the related lease liability.  The lease liability will be based on the present value of the remaining minimum lease payments discounted using our secured incremental borrowing rate at the effective date of January 1, 2019 using the remaining lease term as of January 1, 2019.  As permitted under ASC 842, upon adoption we will elect a package of practical expedients that allows us not to reassess (1) whether a contract is or contains a lease, (2) the lease classification and (3) whether previously capitalized costs continue to qualify as initial indirect costs.  We are currently in the process of finalizing the impact of adopting the standard, including the calculation of the present value of future minimum lease payments at the effective date, as well as preparing the disclosures to be included in the financial statements.

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

2. Discontinued Operations

The Company completed the sale of its Entertainment segment on June 30, 2017 for $349.1 million in cash.  As a result of the sale, the Company has classified the results of its Entertainment segment as discontinued operations in its consolidated statement of operations for FY 2017, including a pre-tax gain of $104.1 million (net of transaction costs of $7.8 million) on the sale.

The following table presents financial results of the Entertainment segment for FY 2017 which were shown as income from discontinued operations, net of income taxes, in our consolidated statement of operations:

Year Ended December 31,
2017
Licensing revenue	$53,129
Selling, general and administrative expenses	34,542
Depreciation and amortization	303
Trademark impairment	—
Operating income	18,284
Other expenses (income):
Interest expense	12,973
Interest income	(180)
Loss on extinguishment of debt	31,554
Foreign currency translation loss (gain)	169
Other expenses – net	44,516
(Loss) Income from operations of discontinued operations before income taxes	(26,232)
Gain (loss) on sale of Entertainment segment	104,099
Provision for income taxes	28,899
Net income from discontinued operations	48,968
Less: Net income attributable to non-controlling interest from discontinued operations	2,943
Income from discontinued operations, net of income taxes	$46,025

The cash proceeds from the sale of the Company’s Entertainment segment were utilized by the Company to make mandatory principal prepayments on both its Senior Secured Notes and 2016 Senior Secured Term Loan (each as defined below) (as well as a corresponding prepayment premium).  As a result, and in accordance with ASC 205-20-45-6, for FY 2017, the Company has allocated additional interest expense of $12.9 million (which includes $1.7 million of amortization of the original issue discount on the 2016 Senior Secured Term Loan) from continuing operations to discontinued operations.  In FY 2017, given the mandatory principal prepayment of $152.2 million on the Senior Secured Notes paid in July 2017 as a result of the sale of the Company’s Entertainment segment, the Company allocated the associated prepayment penalty of $0.3 million as well as the write-off of the pro-rata portion of deferred financing costs of $2.0 million related to the Senior Secured Notes from continuing operations to discontinued operations on the Company’s consolidated statement of operations.  In FY 2017, the Company has allocated the prepayment premium of $15.2 million related to the 2016 Senior Secured Term Loan as well as the write-off of the pro-rata portion of deferred financing costs and original issue discount of $9.4 million and $4.7 million, respectively, from continuing operations to discontinued operations on the Company’s consolidated statement of operations.  Refer to Note 9 for further details.

The following table presents cash flow of the Entertainment segment during FY 2017:

Year Ended December 31,
2017
Net cash (used in) provided by discontinued operating activities	$(10,780)
Net cash used in discontinued investing activities	$(84)
Net cash used in discontinued financing activities	$(23,873)

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

We recorded a net increase to opening retained earnings and the corresponding amount to non-controlling interest of $16.5 million and $1.2 million, respectively, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our revenues associated with license agreements which have escalating guaranteed minimum royalties in the contract years of the license agreement term.  The impact to revenues was an increase of approximately $3.9 million for FY 2018 as a result of applying Topic 606.

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

Within the Company’s International segment, the Umbro business purchases replica soccer jerseys for resale to certain licensees. The Company generally does this as an accommodation to its licensees to consolidate ordering from the manufacturers. The revenue associated with such activity is included in licensing revenue and was approximately $2.9 million for FY 2018 and the associated cost of goods sold is included in selling general and administrative expenses and was approximately $2.8 million for FY 2018.  There was approximately $1.1 million of such sales and corresponding cost of goods sold in FY 2017.  Revenue for these sales are recognized upon the transfer of control of the promised product to the customer or licensee in an amount that reflects the consideration that we expect to receive in exchange for these products.

The following table presents our revenues disaggregated by license type:

	Year Ended December 31,
	2018	2017
Licensing revenue by license type:
Direct-to-retail license	$71,609	$120,555
Wholesale licenses	112,769	105,041
Other licenses(1)	3,311	237
	$187,689	$225,833
(1)	Included in Other licenses for FY 2018 is $2.9 million of revenue associated with the Umbro business purchases discussed above as compared to $1.1 million for FY 2017.

The following table represents our revenues disaggregated by geography:

	Year Ended December 31,
	2018	2017
Total licensing revenue by geographic region:
United States	$120,397	$163,809
Other (1)	67,292	62,024
	$187,689	$225,833
(1)	No single country represented 10% of the Company’s revenues in the periods presented.

Remaining Performance Obligation

We enter into long-term license agreements with our licensees across all operating segments.  Revenues are recognized on a straight line basis consistent with the nature, timing and extent of our services, which primarily relate to the ongoing brand management and maintenance of the intellectual property.  As of January 1, 2019, the Company and its joint ventures had a contractual right to receive over $408 million of aggregate minimum licensing revenue through the balance of all of their current licenses, excluding any renewals.

As of December 31, 2018, future minimum license revenue to be recognized is as follows: $102.2 million, $75.3 million, $55.8 million, $47.0 million, $42.3 million and $86.3 million for FY 2019, FY 2020, FY 2021, FY 2022, FY 2023 and thereafter, respectively.

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

Contract Asset

We record contract assets when revenue is recognized in advance of cash payment being due from our licensees.  Contract assets due within one year of the most recent balance sheet date are recorded within Other assets – current and long term contract assets are recorded within Other assets on the Company’s consolidated balance sheet.  As of December 31, 2018, our contract assets – current and long term contract assets were $4.8 million and $14.6 million, respectively.  For the year ended December 31, 2018, the Company incurred an impairment loss of its contract assets of $1.8 million as a result of certain contract modifications.

Deferred Revenue

We record deferred revenue when cash payment is received or due in advance of our performance, including amounts which are refundable.  Advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s consolidated balance sheet in deferred revenue at the time the payment is received.  The decrease in deferred revenues for FY 2018 is primarily driven by $3.9 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period offset by cash payments received or due in advance of satisfying our performance obligations.

4. Goodwill and Trademarks and Other Intangibles, net

Goodwill

Goodwill by reportable operating segment and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

	Women's	Men's	Home	International	Consolidated
Net goodwill at January 1, 2017	$111,751	$1,524	$28,414	$29,561	$171,250
Deconsolidation of joint venture	—	—	—	(3,491)	(3,491)
Impairment	(73,939)	(1,524)	(28,414)	—	(103,877)
Net goodwill at December 31, 2017	$37,812	$—	$—	$26,070	$63,882
Impairment	(37,812)	—	—	—	(37,812)
Acquisition of 5% interest in Iconix Australia	—	—	—	29	29
Net goodwill at December 31, 2018	$—	$—	$—	$26,099	$26,099

In July 2018, the Company purchased an additional 5% ownership interest in Iconix Australia from its joint venture partner.  As a result of this transaction, the Company recorded goodwill of less than $0.1 million.  Refer to Note 5 for further details.

The Company identifies its operating segments according to how business activities are managed and evaluated. The Company has four distinct reportable operating segments: men’s, women’s, home, and international.  Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s consolidated statement of operations as a discontinued operation for FY 2017.  The sale of the businesses underlying the Entertainment segment was completed on June 30, 2017 (see Note 2 of Notes to Consolidated Financial Statements).  These operating segments represent individual reporting units for purposes of evaluating goodwill for impairment. The fair value of the reporting unit is determined using discounted cash flow analysis and estimates of sales proceeds with consideration of market participant data. As a corroborative source of information, the Company evaluates the estimated aggregate fair values of its reporting units to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis) to verify the reasonableness of the fair value of its reporting units. The control premium is estimated based upon control premiums observed in comparable market transactions. As none of the Company’s reporting units are publicly-traded, individual reporting unit fair value determinations do not directly correlate to the Company’s stock price. The Company monitors changes in the share price to ensure that the market capitalization continues to exceed or is not significantly below the carrying value of our total net assets. In the event that our market capitalization is below the book value of the Company’s aggregate fair value of its reporting units, we consider the length and severity of the decline and the reason for the decline when evaluating whether potential goodwill impairment exists. Additionally, if a reporting unit does not appear to be achieving the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on revised projections, as deemed appropriate.  The annual evaluation of goodwill is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter.  Utilizing the Income Approach, the Company performed a two-step goodwill impairment test and an intangible asset impairment test using a discounted cash flow analysis to evaluate whether the carrying value of each of its segments exceeded its fair value.

During the fourth quarter of FY 2018, the Company evaluated its goodwill for potential impairment incremental to the amount recorded as of September 30, 2018.  Based upon the results of step 1 of the goodwill impairment test in accordance with ASC 350, the Company noted that the fair value of the international segment exceeded the carrying value after first reflecting the impairment of trademarks.  As a result, no additional goodwill impairment was recorded during the fourth quarter of FY 2018.

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

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		December 31, 2018		December 31, 2017
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks and copyrights	Indefinite	$337,631	$—	$465,391	$—
Definite-lived trademarks	10-15	8,958	8,958	8,958	8,917
Non-compete agreements	2-15	—	—	940	940
Licensing contracts	1-9	978	909	3,412	3,122
		$347,567	$9,867	$478,701	$12,979
Trademarks and other intangibles, net			$337,700		$465,722

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

The Company recorded impairment charges for indefinite-lived intangible assets consisting of trademarks in the fourth quarter of FY 2018.  In connection with the preparation of the Company’s financial statements for the fourth quarter of FY 2018, the Company concluded that the primary driver of the impairment charges was a decline in the net sales as well as a decline in future guaranteed minimum royalties from license agreements for certain brands.  As a result, in the fourth quarter of FY 2018, the Company recorded a total non-cash asset impairment charge of $58.7 million which is comprised of $55.1 million in the women’s segment, $0.1 million in the men’s segment, $2.7 million in the home segment, and $0.8 million in the international segment to reduce various trademarks in those segments to fair value.

Given Kmart/Sears bankruptcy filing on October 15, 2018, the Company conducted an indefinite-lived intangible asset impairment test in accordance with ASC 350 for the Joe Boxer, Cannon and Bongo trademarks whose future revenues and earnings were either exclusively or heavily dependent on the existing license agreements with Sears.  As part of its indefinite-lived intangible asset impairment test for the Joe Boxer, Cannon and Bongo trademarks, the Company recorded a non-cash impairment charge of $4.4 million in the third quarter of FY 2018 to reduce the Joe Boxer trademark to fair value.  At that time, the fair value of the Bongo and Cannon trademarks remained above their current book value and thus no impairment charge was recorded.  The Company is currently in negotiations with new and/or existing licensees for the licensing of these brands.  During the fourth quarter of 2018, the Company recognized an additional non-cash impairment charges of $6.8 million related to the Joe Boxer trademark (in the women’s segment) and $2.7 million related to the Cannon trademark (in the home segment), which are included in the total $58.7 million non-cash impairment charge discussed above.

As of June 30, 2018, the Company revised its forecasted future earnings for the Mossimo brand given the Company was unsuccessful in finding a replacement core licensee. As a result, the Company conducted an indefinite-lived intangible asset impairment test in accordance with ASC 350.  Consequently, the Company recorded a non-cash impairment charge of $73.3 million in the second quarter of FY 2018 in the women segment to reduce the Mossimo trademark to fair value.  During the fourth quarter of 2018, the Company recognized an additional non-cash impairment charge of $32.7 million (in the women’s segment), which is included in the total $58.7 million non-cash impairment charge discussed above.

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

In accordance with ASC 360, there were no impairment charges to the Company’s definite-lived trademarks during FY 2018 or FY 2017.

During FY 2018, the Company completed the sale of the Badgley Mischka and Sharper Image intellectual property and related assets from the Iconix Southeast Asia, Iconix MENA, Iconix Europe and Iconix Australia joint ventures.  Refer to Note 6 for further details.

During the third quarter of FY 2018, the Company purchased an additional 5% ownership interest in Iconix Australia which resulted in the Company consolidating the entity on its consolidated balance sheet and the statement of operations for the Current Quarter.  As a result of this transaction, the Company recorded $12.3 million of trademarks on its consolidated balance sheet.  Refer to Note 5 for further details.

In July 2017, the Company sold its ownership interest in NGX, LLC.  As a result of this transaction, the Company’s indefinite-lived trademarks decreased by $5.0 million.  Refer to Note 5 for further details.

In June 2017, the Company deconsolidated Iconix SE Asia, Ltd.  which resulted in a decrease in indefinite-lived trademarks of $22.7 million.  Refer to Note 5 for further details.

In June 2017, the Company sold the businesses underlying its Entertainment segment, representing the intellectual property of both the Peanuts and Strawberry Shortcake brands.  As a result of this transaction, the Company’s indefinite-lived trademarks decreased by $204.3 million (which represents $153.6 million and $50.7 million for the Peanuts and Strawberry Shortcake brand, respectively).  Refer to Note 2 for further details.

Amortization expense for intangible assets for FY 2018 and FY 2017 was $0.3 million and $0.7 million, respectively. The Company projects amortization expenses to be less than $0.1 million in both FY 2019 and FY 2020 and none in FY 2021 through FY 2023.

5. Consolidated Entities, Joint Ventures and Investments

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

Other assets consist primarily of securities of a company publicly traded on the Hong Kong Stock Exchange.  These assets are being accounted for as available-for-sale securities.  As such, any increase or decrease in fair value is recorded with other income in the Company’s consolidated statement of operations.

The Iconix China trademarks have been determined by management to have an indefinite useful life and accordingly no amortization is being recorded in the Company’s consolidated statement of operations. The goodwill and trademarks are subject to a test for impairment on an annual basis. The $9.6 million of goodwill resulting from the 2015 Buy-out is deductible for income tax purposes.

As part of this transaction, the Company also acquired, through its ownership of 100% of Iconix China, equity interests in the following private companies with an aggregate fair value of approximately $38.9 million: Candies Shanghai Fashion Co. Ltd. (which can be put by Iconix China to Shanghai La Chappelle Fashion Co., Ltd. for cash based on a pre-determined formula); Mark Ecko China Ltd.; Ningbo Material Girl Fashion Co., Ltd.; Tangli International Holdings Ltd. (subsequently sold in April 2016 – see Note 5 for further detail); and Ecko Industry (Shanghai) Co., Ltd. See section entitled “Investments in Iconix China” for further detail on such investments.

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

The note receivable represented amounts due from AG in respect of non-compete payments pursuant to a license agreement entered into with AG simultaneously with the closing of the transaction. The note was in the principal amount of $10.0 million and was paid in equal quarterly installments over a two year period.  The note receivable was fully paid off in FY 2017.  The $35.4 million of goodwill resulting from the 2015 acquisition was deductible for income tax purposes.

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

Iconix Middle East Joint Venture

In December 2014, the Company formed Iconix MENA (“Iconix Middle East”) a wholly owned subsidiary of the Company and contributed to it substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “Middle East Territory”). Shortly thereafter, Global Brands Group Asia Limited (“GBG”), purchased a 50% interest in Iconix Middle East for approximately $18.8 million. GBG paid $6.3 million in cash upon the closing of the transaction and committed to pay an additional $12.5 million over the 24-month period following closing. This obligation was fully paid in FY 2017.  As of December 31, 2018, the redeemable non-controlling interest of Iconix MENA was $14.8 million which was recorded on the Company’s consolidated balance sheet as mezzanine equity.

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

In December 2016, the Company entered into an agreement with Rise Partners whereby the Company purchased the remaining 50% interest of LCP for a total consideration of $3.3 million.  After taking in to effect this transaction, the Company maintains 100% ownership interest in LCP.

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

In July 2017, the Company purchased the 50% ownership interest in Iconix Canada owned by its joint venture partner for $19.0 million plus 50% of the net asset value of Iconix Canada (which was approximately $2.2 million), in cash, of which $9.0 million was paid at closing and the remaining $10.0 million will be paid over a two-year period through the Company’s distributions from its 51% interest in the Buffalo brand joint venture.  The Company also paid 50% of the estimated net asset value of Iconix Canada at closing, subject to a post-closing reconciliation based on 50% of the actual net asset value of Iconix Canada.  Additionally, as a part of this transaction, the remaining outstanding purchase price installment payment of $2.9 million due from the Company’s joint venture partner, in respect of such partner’s interest in the joint venture at inception was paid to the Company.  As a result of this transaction, the Company maintains 100% ownership interest in Iconix Canada.

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

As a result of the January 2014 transaction, the Company records this redeemable non-controlling interest as mezzanine equity on the Company’s consolidated balance sheet. The Company is accreting the difference between the redemption value of the put option and the non-controlling interest at inception over the five-year term of the first put option to retained earnings on the Company’s balance sheet.  As of December 31, 2018, the redeemable non-controlling interest for Iconix Europe was $13.5 million which was recorded on the Company’s consolidated balance sheet as mezzanine equity.

Hydraulic IP Holdings, LLC

In December 2014, the Company formed a joint venture with Top On International Group Limited (“Top On”). The name of the joint venture is Hydraulic IP Holdings, LLC (“Hydraulic IPH”), a Delaware limited liability company. The Company paid $6.0 million, which was funded entirely from cash on hand, in exchange for a 51% controlling ownership of Hydraulic IPH. Top On owns the remaining 49% interest in Hydraulic IPH. Hydraulic IPH owns the IP rights, licenses and other assets relating principally to the Hydraulic brand. Concurrently, Hydraulic IPH and iBrands International, LLC (“iBrands”) entered into a license agreement pursuant to which Hydraulic IPH licensed the Hydraulic brand to iBrands as licensee in certain categories and geographies. Additionally, the Company and Top On entered into a limited liability company agreement with respect to their ownership of Hydraulic IPH.  As of December 31, 2018, the Company maintains a 15% ownership interest in iBrands.  In FY 2018, based on impairment indicators, the Company recorded a full impairment of its investment in iBrands of $2.5 million included in investment impairment on the Company’s consolidated statement of operations.

In April 2018, pursuant to a condition in a letter agreement entered into simultaneously with the Company’s acquisition of a 51% equity interest in Hydraulic IPH in December 2014, the Company acquired the remaining 49% ownership interest from its joint venture partner for no cash consideration as a result of an affiliate of the joint venture partner not making its minimum guaranteed royalty payment obligations to the Company in accordance with the respective license agreement.  This transaction resulted in the Company effectively increasing its ownership interest in Hydraulic to 100%.  The Company will retain 100% ownership interest in Hydraulic unless the affiliate of such joint venture partner satisfies its outstanding payment obligations by making all payments of the minimum guaranteed royalties to the Company under the terminated license agreement.

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

In July 2017, the Company sold its 51% ownership interest in NGX, LLC for $2.4 million in cash.  As a result of this transaction, the Company recognized a loss of less than $0.1 million which has been recorded within Other Income on the Company’s consolidated statement of operations in FY 2017.

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

The Buffalo brand trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated statement of operations. The goodwill and trademarks are subject to a test for impairment on an annual basis. Of the total consideration paid, $36.9 million (which is net of a discount) has been classified as a note receivable, as the fair value of the transaction and the related guaranteed minimum royalties which the Company will receive through FY 2016 under the BII license agreement, could not be established at the acquisition date. As of December 31, 2017, $2.5 million remained due to the Company from BII for the above transaction and was recorded in other assets – current on the consolidated balance sheet.  As of December 31, 2018, the note receivable due to the Company from BII for the above transactions was fully satisfied and no additional amounts were due.  The $7.1 million of goodwill resulting from this acquisition is deductible for income tax purposes.

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

Peanuts Holdings

On June 3, 2010 (the “Peanuts Closing Date”), the Company consummated an interest purchase agreement with United Feature Syndicate, Inc. (“UFS”) and The E.W. Scripps Company, pursuant to which it purchased all of the issued and outstanding interests (“Peanuts Interests”) of Peanuts Worldwide, a then newly formed Delaware limited liability company, to which, prior to the closing of this acquisition, copyrights and trademarks associated with the Peanuts characters and certain other assets were contributed by UFS. On June 3, 2010, the Company assigned its right to buy all of the Peanuts Interests to Peanuts Holdings, a newly formed Delaware limited liability company and joint venture owned 80% by Icon Entertainment LLC (“IE”), a wholly-owned subsidiary of the Company, and 20% by Beagle Scouts LLC, a Delaware limited liability company (“Beagle”) owned by certain Schulz family trusts.

Also on June 3, 2010, IE and Beagle entered into an operating agreement with respect to Peanuts Holdings (the “Peanuts Operating Agreement”). Pursuant to the Peanuts Operating Agreement, the Company, through IE, and Beagle made capital contributions of $141.0 million and $34.0 million, respectively, in connection with the acquisition of Peanuts Worldwide. The Peanuts Interests were then purchased for $172.1 million in cash, as adjusted for acquired working capital.

In FY 2017, the Company sold the businesses underlying its Entertainment segment which was inclusive of the Peanuts brand.  Refer to Note 2 for further details.

Hardy Way

In May 2009, the Company acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brands and trademarks, for $17.0 million, comprised of $9.0 million in cash and 58,868 shares of the Company’s common stock valued at $8.0 million as of the closing. In addition, the sellers of the 50% interest received an additional $1.0 million in shares of the Company’s common stock pursuant to an earn-out based on royalties received by Hardy Way for 2009.

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees, Roc Apparel Group LLC (“RAG”), whose principal owner is Shawn “Jay-Z” Carter, for nominal consideration. The Company had determined that this entity is a VIE as defined by ASC 810. However, the Company was not the primary beneficiary of this entity. The investment in this entity was accounted for under the cost method of accounting. Subsequent to March 2009, this investment in RAG was assigned from Scion to the Company. From March 2009 through January 2014, the Company and its partner contributed approximately $11.8 million to Scion, which was deposited as cash collateral under the terms of RAG’s financing agreements. In June 2010, $3.3 million was released from collateral and distributed to the Scion members equally. In July 2014, the lender under such financing arrangement made a cash collateral call, reducing the Company’s restricted cash by $8.5 million. In FY 2014, the Company recorded a $2.7 million charge to reduce this receivable to $5.8 million. RAG caused such amount to be repaid pursuant to a binding term sheet dated April 2015, which resulted in a final agreement on July 6, 2015, between the Company and the managing member of RAG. In connection therewith, on July 6, 2015, the Company sold its 16.6% interest in RAG to an affiliate of Shawn “Jay-Z” Carter for nominal consideration and purchased the remaining 50% interest in Scion for $6.0 million, which effectively increased its interest in Artful Holdings LLC to 100%. In accordance with ASC 810, the Company increased additional paid-in capital by $0.8 million to reflect its 100% ownership in Scion.

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

Starter China

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

Lee Cooper China

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

In July 2018, the Company purchased an additional 5% ownership interest in Iconix Australia from Brand Collective (USA), Inc. (“BrandCo”) for $0.7 million in cash.  As a result of this transaction, the Company’s ownership interest in Iconix Australia effectively increased to 55% and reduced BrandCo’s ownership interest in Iconix Australia to 45%.  This purchase resulted in a change in rights, duties and obligations of the Company and BrandCo in their capacity as joint venture partners in respects of the Iconix Australia joint venture. Additionally, as a result of this transaction and in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BrandCo, Iconix Australia has been determined to be a VIE, and thus is subject to consolidation and included in the Company’s consolidated financial statements on and after July 2018.

The estimated fair value of the assets acquired, less liabilities assumed, were allocated in July 2018 as follows:

Fair value of 50% interest in Iconix Australia	$6,507
Book value of Company equity investment prior to purchase of additional 5% interest	(1,904)
Gain on re-measurement of initial equity investment	8,410
$13,013
Trademarks	12,349
Cash	44
Accounts receivable	360
Intercompany receivables, net	368
Accounts payable and accrued expenses	(85)
Deferred revenue	(52)
Goodwill	29
$13,013

The Iconix Australia trademarks have been determined by management to have an indefinite useful life and accordingly, no amortization is being recorded in the Company’s consolidated statement of operations.  The goodwill and trademarks are subject to a test for impairment on an annual basis.  Additionally, as a result of the acquisition, the Company recognized a $5.9 million non-controlling interest associated with BrandCo’s 45% ownership interest in the Iconix Australia joint venture on the date of consolidation.  Given the put option associated with the joint venture, the Company has recorded the non-controlling interest of $5.9 million in Redeemable Non-controlling interest on the Company’s consolidated balance sheet as mezzanine equity.

For the second half of FY 2018, post-acquisition, the Company recognized approximately $0.8 million, in revenue from such assets.  In addition, the Company’s selling, general and administrative expenses increased by $0.2 million for the second half of FY 2018, and net income attributable to non-controlling interest increased by $0.3 million for the second half of FY 2018 as a result of consolidating Iconix Australia on the Company’s consolidated statement of operations.

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

A + (A x (100% + CAGR))

2

A = trailing 12 months royalty revenue; and

CAGR = 36 month compound annual rate

Equity Method Investments

In the fourth quarter of December 31, 2018, the Company reviewed the fair values of the underlying assets and liabilities of its equity method investments as compared to their book values.  The fair value of the Company’s equity method investments were higher than the book values and thus no impairment was recorded in FY 2018.

In the fourth quarter of December 31, 2017, the Company reviewed the fair values of the underlying assets and liabilities of its equity method investments as compared to their book values.  As a result, the Company recognized an investment impairment associated with its investment in MG Icon.  See below in section “MG Icon” for further details.  The fair value of the Company’s equity method investments were higher than their book value and thus no other impairment was recorded.

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

In December 2015, the Company purchased GBG’s effective 50% interest in the Umbro and Lee Cooper trademarks in Greater China for $24.7 million.  The Company, through its wholly-owned subsidiaries, will pay consideration of $24.7 million to GBG which represents GBG’s 50% ownership interest in these trademarks.  Immediately prior to the consummation of this transaction, the Company, and its wholly owned subsidiaries, had a receivable from GBG of $9.4 million, which represented the balance still owed by GBG from the original September 2014 transaction.  It was agreed upon by both parties that this balance would be set off against the consideration to be paid by the Company.  At closing, the Company paid $3.5 million in cash to GBG and recorded amounts owed to GBG of approximately $5.2 million and $5.4 million paid to GBG, net of discounts, in accounts payable and other accrued expenses and other long term liabilities, respectively, on the consolidated balance sheet.  As of December 31, 2018, a total of $4.0 million, net of discount for present value, remaining due to GBG for the above transaction is recorded in accounts payable and other accrued expenses on the consolidated balance sheet.  The excess of the purchase price over the non-controlling interest balance was $2.2 million which was recorded to additional paid-in-capital.

Prior to June 30, 2017, the Company consolidated this joint venture in accordance with ASC 810.  In June 2017, the Company received the final purchase price installment payment due from its joint venture partner, in respect of such partner’s interest in the joint venture, which resulted in the Company no longer having a de facto agency relationship with the Iconix SE Asia, Ltd. joint venture partner.  In accordance with ASC 810, the receipt of the final purchase price installment payment was considered a reconsideration event and although the joint venture remains a VIE, the Company is no longer the primary beneficiary.  As a result, the Company deconsolidated this entity from its consolidated balance sheet as of June 30, 2017 and recognized a pre-tax gain on deconsolidation of $3.8 million in its FY 2017 consolidated statement of operations.  The Company recorded an equity-method investment at fair value in Iconix SE Asia, Ltd. of $17.4 million in the consolidated balance sheet and all assets and liabilities of the joint venture are no longer reflected in the Company’s consolidated balance sheet as of June 30, 2017.  Fair value of the equity-method investment was determined utilizing the income method with Level 3 inputs in accordance with ASC 820.  For the six months ended June 30, 2017, the joint venture’s financial results were reflected within the individual financial statement line items of the consolidated statement of operations. Subsequent to June 30, 2017, Iconix SE Asia, Ltd. is accounted for as an equity-method investment with earnings from the investment being recorded in equity earnings from joint ventures in the Company’s consolidated statement of operations.

Iconix India Joint Venture

In June 2012, the Company formed Imaginative Brand Developers Private Limited (“Iconix India”), a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in India through an agreement with Iconix India. Shortly thereafter Reliance Brands Limited (“Reliance”), an affiliate of the Reliance Group, purchased a 50% interest in Iconix India for $6.0 million of which approximately $2.0 million was paid in cash upon the closing of this transaction and the remaining $4.0 million of which is a note, to be paid over a 48- month period following closing. As a result of this transaction, the Company recognized a gain of approximately $2.3 million in FY 2013 for the difference between the consideration (cash and notes receivable) received by the Company and the book value of the brands contributed to the joint venture. Additionally, pursuant to the terms of the transaction, the Company and Reliance each agreed to contribute 100 million Indian rupees (approximately $2.0 million) to Iconix India only upon the future mutual agreement of the parties, of which 25 million Indian rupees (approximately $0.5 million) was contributed at closing.

As of December 31, 2018, the $1.0 million note receivable which is the remaining amount due to the Company from Reliance was reserved on the Company’s consolidated balance sheet with the offset recorded to bad debt expense on the Company’s consolidated statement of operations.

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

Pursuant to the terms of the MG Icon operating agreement and subject to certain conditions, the Company is entitled to recognize a preferred profit distribution from MG Icon of at least $23.0 million, after which all profits and losses are recognized 50/50 in accordance with each principal’s membership interest percentage.  Since the third quarter of FY 2017 (at which time the Company had achieved the $23.0 million in distributions from its interest in MG Icon), the Company has been recognizing 50/50 of all profits and losses in accordance with each principal’s membership interest percentage.

As a result of the investment impairment test performed in the fourth quarter of FY 2017 as discussed above, the Company recorded an investment impairment of its investment in MG Icon of $16.8 million due to the Company being notified that Macy’s would not renew its existing MG Icon license agreement following its expiration date in January 2020, which consequently resulted in the Company revising its financial forecasts for the brand.  No investment impairment was recognized in FY 2018 as the fair value of the equity method investment was higher than the Company’s book value.

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

Investments in Iconix China

Through our ownership of Iconix China (see above), we have equity interests in the following private companies which are accounted for as equity method investments:

Brands Placed	Entity	Ownership by Iconix China	Carrying Value of Investment As of December 31, 2018
Candie’s	Candies Shanghai Fashion Co., Ltd.	20%	$10,529
Marc Ecko	Shanghai MuXiang Apparel & Accesory Co. Limited	15%	2,270
Material Girl	Ningbo Material Girl Fashion Co., Ltd.	20%	2,129
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	10,400
			$25,328

Other Equity Investments

Historically, given that the Company did not have significant influence over the entities noted below, its investment was recorded under the cost method of accounting.  During the first quarter of FY 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. As a result of the adoption of the standard, given that these investments do not have readily determinable fair values and the Company does not have significant influence over the entity, the Company assesses these investments for potential impairment on a quarterly basis.  As of December 31, 2018, there were no indicators of impairment for these investments.  See below for further discussion.

Marcy Media Holdings, LLC

In July 2013, the Company purchased a minority interest in Marcy Media Holdings, LLC (“Marcy Media”), resulting in the Company’s indirect ownership of a 5% interest in Roc Nation, LLC for $32 million. At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company that Marcy Media is not a VIE and not subject to consolidation.

Since October 2018, we have been actively engaged in arbitration to obtain access to financial, tax and other business-related information from and in relation to Marcy Media, as well as its controlling shareholders and affiliates, including Marcy Media, LLC, Roc Nation and Shawn Carter (aka Jay-Z). In addition, we are considering alternatives to litigation that would allow us to monetize this investment (including special financing to fund current and/or additional litigation relating to our investment in Marcy Media, the sale of the litigation claim to a third party or an outright sale of our investment in Marcy Media to a third party).  Upon adoption of ASU 2016-01, we determined that the investment in Marcy Media does not have a readily determinable fair value and elected to use the measurement alternative which records the investment at cost, less impairments.  As of December 31, 2018, we performed a qualitative assessment of impairment of the investment in Marcy Media in accordance with ASC 321.  Based upon review of publicly available information, including specific business opportunities and successes of Roc Nation, and other sources, we made the qualitative assessment that our investment in Marcy Media is not impaired.

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

In January 2018, the Company received the remaining $1.0 million in cash being held in escrow.  As a result, the Company has recognized a gain of $1.0 million recorded within Other Income on the Company’s consolidated statement of operations in FY 2018.

6. Gains on Sale of Trademarks, net

The following table details transactions comprising gains on sales of trademarks, net in the consolidated statement of operations:

	December 31,	December 31,
	2018	2017
Interest in Badgley Mischka Canada trademark(1)	$—	$375
Interest in Sharper Image Canada trademark(2)	—	500
Interest in Sharper Image trademark in Iconix Southeast Asia(2)	236	—
Interest in Sharper Image trademark in Iconix Europe(2)	352	—
Interest in Sharper Image trademark in Iconix MENA(2)	250	—
Interest in Sharper Image trademark in Iconix Australia(2)	125	—
Interest in Badgley Mischka trademark in Iconix Southeast Asia(1)	478	—
Interest in Badgley Mischka trademark in Iconix Europe(1)	(244)	—
Interest in Badgley Mischka trademark in Iconix MENA(1)	71	—
Total net gains on sales of trademarks	$1,268	$875

(1)

In February 2016, the Company sold its rights to the Badgley Mischka intellectual property and related assets to Titan Industries, Inc. in partnership with the founders, Mark Badgley and James Mischka, and the apparel license MJCLK LLC for $13.8 million in cash.  The Company recognized a gain of $11.6 million as a result of this transaction.  The $11.6 million gain represented the sale of the Badgley Mischka intellectual property and related assets within the United States, Greater China, Israel and Latin America territories.  The Badgley Mischka intellectual property and related assets within other foreign territories is owned by certain of the Company’s joint venture entities and required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  In September 2017, the Company sold its interest in certain Badgley Mischka trademarks for shoes and handbags in Canada for $0.4 million in cash.  The Company recognized a gain of $0.4 million as a result of this transaction.  Additionally, in FY 2018, the Company recognized an additional combined gain of approximately $0.3 million upon final execution of the agreement for the sale of the Badgley Mischka intellectual property and related assets which were previously owned by the Iconix Southeast Asia, Iconix Europe and Iconix MENA joint ventures resulting in an aggregate gain on the sale of the brand of $12.3 million.

(2)

In December 2016, the Company sold the rights to the Sharper Image intellectual property and related assets to 360 Holdings, Inc. for $100.0 million in cash (of which $1.8 million is being held in escrow for the sale of the Sharper Image intellectual property in the Company’s international joint ventures).  The Company recognized a gain of $28.1 million as a result of this transaction.  The Sharper Image intellectual property and related assets within other foreign territories is owned by certain of the Company’s joint venture entities and required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  In September 2017, the Company sold its interest in the Sharper Image trademark in Canada for $0.5 million in cash.  The Company recognized a gain of $0.5 million as a result of this transaction.  In FY 2018, the Company recognized an additional combined gain of approximately $1.0 million upon final execution of the agreement for the sale of the Sharper Image intellectual property and related assets which were previously owned by the Iconix Southeast Asia, Iconix Europe, Iconix MENA, and Iconix Australia joint ventures resulting in an aggregate gain on the sale of the brand of $29.6 million.

7. Fair Value Measurements

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

Hedge Instruments

From time to time, the Company will purchase hedge instruments to mitigate statement of operations risk and cash flow risk of revenue and receivables. As of December 31, 2018, the Company had no hedge instruments.

Financial Instruments

As of December 31, 2018 and December 31, 2017, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and note payable from and to our joint venture partners approximate their carrying values. The fair value of our other equity investments is not readily determinable and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these other equity investments as of December 31, 2018 and December 31, 2017. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion(1)	$675,229	$582,370	$800,842	$747,818

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

Additionally, the fair value of the other equity investments acquired as part of the FY 2015 purchase of our joint venture partners’ interest in Iconix China (refer to Note 5 for further details) was $1.0 million and $1.4 million as of December 31, 2018 and December 31, 2017, respectively, with the decrease in fair value of $0.4 million recorded in the Company’s consolidated statement of operations since the first quarter of FY 2018 due to the adoption of ASU 2016-01.

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other”, (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. The Company recorded impairment charges on certain indefinite-lived and definite-lived assets during the fourth quarter, third quarter and second quarter of FY 2018 as well as the third quarter and fourth quarter of FY 2017.  Refer to Note 4 for further information.

8. Fair Value Option

During the first quarter of FY 2018, the Company elected to account for its 5.75% Convertible Notes under the fair value option.  The fair value carrying amount and the contractual principal outstanding balance of the 5.75% Convertible Notes accounted for under the fair value option as of December 31, 2018 is $48.1 million and $109.7 million, respectively.  The change of $81.0 million in the fair value of the 5.75% Convertible Notes accounted for under the fair value option are included in the Company’s consolidated statement of operations for FY 2018 within Other Income.

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

9. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	December 31, 2018	December 31, 2017
Senior Secured Notes	$365,481	$408,174
1.50% Convertible Notes(1)	—	233,898
Variable Funding Note, net of original issue discount	95,273	91,363
Senior Secured Term Loan, net of original issue discount	171,137	74,813
5.75% Convertible Notes(1)	48,076	—
Unamortized debt issuance costs	(4,738)	(7,406)
Total debt	675,229	800,842
Less current maturities	54,263	44,349
Total long-term debt	$620,966	$756,493

(1)

On February 22, 2018, the Company exchanged $125 million of aggregate principal amount of 1.50% Convertible Notes for $125 million of aggregate principal amount of 5.75% Convertible Notes.  See below for further details.

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

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allowed for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent.  The Variable Funding Notes are governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Securitization Notes Indenture. Interest on the Variable Funding Notes is payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, each as defined in the Variable Funding Note Purchase Agreement.  In February 2015, the Company fully drew down the $100.0 million of available funding under the Variable Funding Notes, which remains outstanding as of December 31, 2018.

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

While the Securitization Notes are outstanding, payments of interest are required to be made on the 2012 Senior Secured Notes and the 2013 Senior Secured Notes, in each case, on a quarterly basis. Initially, principal payments in the amount of $10.5 million and $4.8 million were required to be made on the 2012 Senior Secured Notes and 2013 Senior Secured Notes, respectively, on a quarterly basis.  The amount of quarterly principal payments has since changed in subsequent periods due to the prepayments made under the Securitization Notes Indenture.  See below for further discussion.

The legal final maturity date of the Securitization Notes is in January of 2043. If the Co-Issuers have not repaid or refinanced the Securitization Notes prior to January 2020 (the “anticipated repayment date”), additional interest will accrue on amounts outstanding under the Securitization Notes at a rate equal to (A) in respect of the Variable Funding Notes, 5% per annum, (B) in respect of the 2012 Senior Secured Notes and the 2013 Senior Secured Notes, the greater of (1) 5% per annum and (2) a per annum interest rate equal to the excess, if any, by which the sum of (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis), on the anticipated repayment date of the United States treasury security having a term closest to 10 years plus (y) 5% per annum plus (z) with respect to the 2012 Senior Secured Notes, 3.4% per annum, or with respect to the 2013 Senior Secured Notes, 3.14% per annum, exceeds the original interest rate. Pursuant to the Securitization Notes Indenture, such additional interest is not due to be paid by the Company until January 2043 (the legal maturity date) and does not compound annually.  The Securitization Notes rank pari passu with each other.

Pursuant to the Securitization Notes Indenture, the Securitization Notes are the joint and several obligations of the Co-Issuers only. The Securitization Notes are secured under the Securitization Notes Indenture by a security interest in certain of the assets of the Co-Issuers (the “Securitized Assets”), which includes, among other things, (i) intellectual property assets, including the U.S. and Canadian registered and applied for trademarks for the following brands and other related IP assets: Candie’s, Bongo, Joe Boxer (excluding Canadian trademarks, none of which are owned by Iconix), Rampage, Mudd, London Fog (other than the trademark for outerwear products sold in the United States), Mossimo, Ocean Pacific and OP, Danskin and Danskin Now, Rocawear, Starter, Waverly, Fieldcrest, Royal Velvet, Cannon, and Charisma; (ii) the rights (including the rights to receive payments) and obligations under all license agreements for use of those trademarks in such territories; (iii) the following equity interests in the following joint ventures: an 85% interest in Hardy Way LLC which owns the Ed Hardy brand, a 50% interest in MG Icon LLC which owns the Material Girl and Truth or Dare brands, and a 100% interest in ZY Holdings LLC which owns the Zoo York brand; and (iv) certain cash accounts established under the Securitization Notes Indenture.  The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiaries that own the Ecko Unltd trademarks, the Mark Ecko trademarks, the Artful Dodger trademarks, the Umbro trademarks, and the Lee Cooper trademarks, (y) the Iconix subsidiaries that own Iconix’s other brands outside of the United States and Canada or (z) the joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Modern Amusement trademarks and the Buffalo trademarks, the Pony trademarks, and the Hydraulic trademarks.

If the Company contributes an Additional IP Holder to Icon Brand Holdings LLC or Icon DE Intermediate Holdings LLC, that Additional IP Holder will enter into a guarantee and collateral agreement in a form provided for in the Securitization Notes Indenture pursuant to which such Additional IP Holder will guarantee the obligations of the Co-Issuers in respect of any Securitization Notes issued under the Securitization Notes Indenture and the other related documents and pledge substantially all of its assets to secure those guarantee obligations pursuant to a guarantee and collateral agreement.

Neither the Company nor any subsidiary of the Company, other than the Securitization Entities, will guarantee or in any way be liable for the obligations of the Co-Issuers under the Securitization Notes Indenture or the Securitization Notes.

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of December 31, 2018, the Company is in compliance with all covenants under the Securitization Notes.

The Company’s Securitization Notes include a financial test that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to the approximate cash flow available to pay such principal and interest; the test is referred to as the debt service coverage ratio (“DSCR”).  As a result of the decline in royalty collections received by the Co-Issuers during the twelve months ended June 30, 2018, the DSCR fell below 1.45x as of June 30, 2018.  Beginning July 1, 2018, the Co-Issuers were required to allocate 25% of residual royalty collections (i.e. collections less debt service, management, servicing, administrative and other fees) to a restricted reserve account administered by the securitization program’s trustee, which will result in cash remaining inside the securitization program.  The DSCR fell below 1.35x as of September 30, 2018 and as a result, beginning October 1, 2018, the Co-Issuers are required to allocate 50% of residual royalty collections (i.e. collections less debt service, management, servicing, administrative and other fees) to a restricted reserve account administered by the securitization program’s trustee, which will result in cash remaining inside the securitization program and not being distributed to the Company.  The DSCR fell below 1.25x as of December 31, 2018 and as a result, beginning January 1, 2019, the Co-Issuers are required to allocate 100% of residual royalty collections (i.e. collections less debt service, management, servicing, administrative and other fees) to a restricted reserve account administered by the securitization program’s trustee, which will result in cash remaining inside the securitization program and not being distributed to the Company.  The cash required to be maintained inside the securitization program may be released to the Company if the DSCR is at least 1.45x for two consecutive quarters.

The Securitization Notes are also subject to customary rapid amortization events provided for in the Securitization Notes Indenture, including events tied to (i) the failure to maintain a stated DSCR, (ii) certain manager termination events, (iii) the occurrence of an event of default and (iv) the failure to repay or refinance the Securitization Notes on the anticipated repayment date. If a rapid amortization event were to occur, including as a result of not paying or redeeming the Securitization Notes in full prior to the anticipated repayment date, the management fee payable to the Company would remain payable pursuant to the priority of payments set forth under the Securitization Indenture, but no residual amounts would be payable to the Company thereafter.

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

As of December 31, 2018 and December 31, 2017, the total outstanding principal balance of the Securitization Notes was $465.5 million and $508.2 million, respectively, of which $42.7 million is included in the current portion of long-term debt on the consolidated balance sheet. As of December 31, 2018 and December 31, 2017, $15.2 million and $29.9 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For FY 2018 and FY 2017, cash interest expense relating to the Senior Secured Notes was approximately $16.4 million and $22.2 million, respectively.

Senior Secured Term Loan

On August 2, 2017, the Company entered into a credit agreement (as amended or otherwise modified, unless context provides otherwise the “Senior Secured Term Loan”), among IBG Borrower, the Company’s wholly-owned direct subsidiary, as borrower, the Company and certain wholly-owned subsidiaries of IBG Borrower, as guarantors (the “Guarantors”), Cortland Capital Market Services LLC, as administrative agent and collateral agent (“Cortland”) and the lenders party thereto from time to time, including Deutsche Bank AG, New York Branch.  Pursuant to the Senior Secured Term Loan, the lenders provided to IBG Borrower a senior secured term loan (the “Senior Secured Term Loan”), scheduled to mature on August 2, 2022 in an aggregate principal amount of $300 million and bearing interest at LIBOR plus an applicable margin of 7% per annum (the “Interest Rate”).

On August 2, 2017, the net cash proceeds of the Senior Secured Term Loan were deposited into an escrow account and subject to release to IBG Borrower from time to time, subject to the satisfaction of customary conditions precedent upon each withdrawal, to finance repurchases of, or at the maturity date thereof to repay in full, the 1.50% Convertible Notes (as defined below). The Company had the ability to make these repurchases in the open market or privately negotiated transactions, depending on prevailing market conditions and other factors.

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

Amendments to Senior Secured Term Loan

First Amendment

On October 27, 2017, the Company entered into the First Amendment to the Senior Secured Term Loan (the “First Amendment”) pursuant to which, among other things, the remaining escrow balance of approximately $231 million (after taking into account approximately $59.2 million that was used to buy back 1.50% Convertible Notes in open market purchases in the third quarter of 2017) was returned to the lenders.

The First Amendment also provided for, among other things, (a) a reduction in the existing $300 million term loan to the then-current term loan balance of approximately $57.8 million, (b) a new senior secured delayed draw term loan facility in the aggregate amount of up to $165.7 million, consisting of (i) a $25 million First Delayed Draw Term Loan (the “First Delayed Draw Term Loan”), and (ii) a $140.7 million Second Delayed Draw Term Loan (the “Second Delayed Draw Term Loan” and, together, with the First Delayed Draw Term Loan, the “Delayed Draw Term Loan Facility”) for the purpose of repaying the 1.50% Convertible Notes; (c) an increase of the Total Leverage Ratio permitted under the Senior Secured Term Loan from 4.50:1.00 to 5.75:1.00; (d) a reduction in the debt service coverage ratio multiplier in the Company’s asset coverage ratio under the Senior Secured Term Loan; (e) an increase in the existing amortization rate from 2 percent per annum to 10 percent per annum commencing July 2019; and (f) amendments to the mandatory prepayment provisions to (i) permit the Company not to prepay borrowings under the Senior Secured Term Loan from the first $100 million of net proceeds resulting from Permitted Capital Raising Transactions (as defined in the Senior Secured Term Loan) effected prior to March 15, 2018, and (ii) eliminate the requirement that the Company pay a Prepayment Premium (as defined in the Senior Secured Term Loan) on any payments or prepayments made prior to December 31, 2018. Indebtedness issued under the Delayed Draw Term Loan Facility was issued with original issue discount.

As a result of the First Amendment, on October 27, 2017, the Company repaid $231.0 million on the Senior Secured Term Loan which represented $240.7 million of outstanding principal balance.  As this transaction was accounted for as a debt modification in accordance ASC 470-50-40, and based on the Company’s accounting policy for debt modifications, the Company wrote-off a pro-rata portion of the original issue discount and deferred financing costs of $9.3 million and $5.4 million, respectively, which were both recorded to interest expense on the Company’s consolidated statement of operations for FY 2017.  As a result of this transaction, the Company’s outstanding principal balance of the Senior Secured Term Loan was reduced to $57.8 million at that time and the Company recorded a gain on modification of debt of $8.8 million (which is net of $0.8 million of additional deferred financing costs associated with the First Amendment) which has been recorded in interest expense on the Company’s consolidated statement of operations for FY 2017.

On November 2, 2017, the Company drew down the full amount of $25.0 million on the First Delayed Draw Term Loan of which the Company received $24.0 million in cash, net of the $1.0 million of original issue discount.

As a result of the Second Amendment, the Company incurred $0.2 million of additional deferred financing costs.  In accordance with ASC 470-50-40, the Company accounted for this amendment as a debt modification and has recorded the additional deferred financing costs against the gain on modification of debt on the Company’s consolidated statement of operations for FY 2017.

Second Amendment

Given that the Company was unable to timely file its quarterly financial statements for the quarter ended September 30, 2017 with the SEC by November 14, 2017 and became in default under the terms of the Senior Secured Term Loan, as amended, on November 24, 2017, the Company entered into the Second Amendment to the Senior Secured Term Loan.  Pursuant to the Second Amendment, among other things, the lenders under the Senior Secured Term Loan agreed, subject to the Company’s compliance with the requirements set forth in the Second Amendment, to waive until December 22, 2017, certain potential defaults and events of default arising under the Senior Secured Term Loan.

In connection with the Second Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the Senior Secured Term Loan (“Flex”) and ticking fees on the unfunded portion of the loan. The Second Amendment allows, among other things, for cash payments on account of the Flex and ticking fees to be paid from the proceeds of the First Delayed Draw Term Loan, which was previously fully funded in accordance with the terms of the Senior Secured Term Loan. After giving effect to the additional Flex provided in the Second Amendment, the Company estimated that it could be responsible for payments on account of Flex in an aggregate total amount of up to $12.0 million.  As of December 31, 2018, the Company has paid a total of approximately $5.0 million in Flex.  The Company has recorded this amount against the outstanding principal balance of Senior Secured Term Loan on the Company’s consolidated balance sheet and is being amortized over the remaining term of Senior Secured Term Loan.

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

Third Amendment

On February 12, 2018, the Company, through IBG Borrower, entered into the Third Amendment to the Senior Secured Term Loan. The Third Amendment provides for, among other things, amendments to certain restrictive covenants and other terms set forth in the Senior Secured Term Loan, as amended, to permit (i) IBG Borrower to enter into the 5.75% Notes Indenture (as defined below) and a related intercreditor agreement that was executed and (ii) the Note Exchange (as defined below). In connection with the Third Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the loan (“Third Amendment Flex”). After giving effect to the additional Third Amendment Flex, the Company estimates that it could be responsible for payments on account of the Third Amendment Flex in an aggregate total amount of up to $6.1 million.

Fourth Amendment

The Company, through IBG Borrower, entered into the Fourth Amendment to the Senior Secured Term Loan as of March 12, 2018. The Fourth Amendment provided, among other things, that the funding date for the Second Delayed Draw Term Loan would be March 14, 2018 instead of March 15, 2018.  The conditions to the availability of the Second Delayed Draw Term Loan were satisfied as of March 14, 2018 due, in part, to the transactions contemplated by the Note Exchange, and the Company was able to draw on the Second Delayed Draw Term Loan. On March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018.

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

As of December 31, 2018 and December 31, 2017, the outstanding principal balance of the Senior Secured Term Loan was $171.1 million (which is net of $18.3 million of original issue discount) and $74.8 million (which is net of $8.0 million of original issue discount), respectively, of which $11.6 million and $1.7 million is recorded in current portion of long term debt on the Company’s consolidated balance sheet, respectively.

The Company recorded cash interest expense of approximately $17.2 million (including a commitment fee of approximately $1.2 million) relating to the Senior Secured Term Loan in FY 2018 as compared to $8.1 million for FY 2017.

The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $4.4 million relating to the Senior Secured Term Loan, included in interest expense on the consolidated statement of operations, during FY 2018 as compared to $1.0 million during FY 2017.

5.75% Convertible Notes

On February 22, 2018, the Company consummated an exchange (the “Note Exchange”) of approximately $125 million previously outstanding 1.50% Convertible Senior Subordinated Notes due 2018 (the “1.50% Convertible Notes”), pursuant to which it issued approximately $125 million of new 5.75% Convertible Notes due 2023 (the 5.75% Convertible Notes”).  The 5.75% Convertible Notes were issued pursuant to an indenture, dated February 22, 2018, by and among the Company, each of the guarantors thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (the “Indenture”).

The 5.75% Convertible Notes mature on August 15, 2023.  Interest on the 5.75% Convertible Notes may be paid in cash, shares of the Company’s common stock, or a combination of both, at the Company’s election. If the Company elects to pay all or a portion of an interest payment in shares of common stock, the number of shares of common stock payable will be equal to the applicable interest payment divided by the average of the 10 individual volume-weighted average prices for the 10-trading day period ending on and including the trading day immediately preceding the relevant interest payment date.

The 5.75% Convertible Notes are (i) secured by a second lien on the same assets that secure the obligations of IBG Borrower under the Senior Secured Term Loan and (ii) guaranteed by IBG Borrower and same guarantors as those under the Senior Secured Term Loan, other than the Company.

Subject to certain conditions and limitations, the Company may cause all or part of the 5.75% Convertible Notes to be automatically converted into common stock of the Company.  The 5.75% Convertible Notes are convertible into shares of the Company’s common stock based on a conversion rate of 52.1919 shares of the Company’s common stock, per $1,000 principal amount of the 5.75% Convertible Notes (which is equal to an initial conversion price of approximately $19.16 per share), subject to adjustment from time to time pursuant to the 5.75% Convertible Note Indenture.

Holders converting their 5.75% Convertible Notes (including in connection with a mandatory conversion) shall also be entitled to receive a payment from the Company equal to the Conversion Make-Whole Payment (as defined in the Indenture) if such conversion occurs after a regular record date and on or before the next succeeding interest payment date, through and including the maturity date (determined as if such conversion did not occur).

If the Company elects to pay all or a portion of a Conversion Make-Whole Payment in shares of common stock, the number of shares of common stock payable will be equal to the applicable Conversion Make-Whole Payment divided by the average of the 10 individual volume-weighted average prices for the 10-trading day period immediately preceding the applicable conversion date.

Subject to certain limitations pursuant to the Senior Secured Term Loan, from and after the February 22, 2019, the Company may redeem for cash all or part of the 5.75% Convertible Notes at any time by providing at least 30 days’ prior written notice to holders of the 5.75% Convertible Notes.

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

During 2018, certain noteholders converted an aggregate outstanding principal balance of $15.3 million of their 5.75% Convertible Notes into approximately 0.8 million shares of the Company’s common stock.  Pursuant to the Indenture, the Company also made Conversion Make-Whole Payments of approximately 0.6 million shares of the Company’s common stock to those converting noteholders.  As a result of the difference in the fair market value versus the carrying value of the 5.75% Convertible Notes that were converted during FY 2018, an aggregate $1.2 million was recorded as Other Income in the Company’s consolidated statement of operations for FY 2018.

The Company has elected to account for the 5.75% Convertible Notes based on the Fair Value Option accounting as outlined in ASC 825.  Refer to Note 8 for further details.  As of December 31, 2018, while the debt balance recorded at fair value on the Company’s consolidated balance sheet is $48.1 million, the actual outstanding principal balance of the 5.75% Convertible Notes is $109.7 million.

The Company recorded interest expense of approximately $5.5 million relating to the 5.75% Convertible Notes during the FY 2018 as compared to none for FY 2017.  The Company paid its first interest payment which was due on August 15, 2018 through the issuance of approximately 0.6 million shares of the Company’s common stock.

1.50% Convertible Notes

On March 18, 2013, the Company completed the issuance of $400.0 million principal amount of the Company’s 1.50% Convertible Notes issued pursuant to that certain Indenture, dated as of March 15, 2013, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “1.50% Notes Indenture”), in a private offering to certain institutional investors with net proceeds of approximately $390.6 million.

During FY 2016, the Company repurchased $104.9 million par value of the 1.50% Convertible Notes with a combination of $36.7 million in cash (including interest and trading fees) and the issuance of approximately 0.7 million shares of the Company’s common stock.  The Company accounted for this transaction in accordance with ASC 470-20 resulting in the recognition of a $9.6 million gain which is included in gain on extinguishment of debt, net in the Company’s consolidated statement of income for FY 2016, and a reacquisition of approximately $1.2 million of the embedded conversion option recorded within additional paid in capital on the Company’s consolidated balance sheet.

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

On February 22, 2018, the Company completed the Note Exchange.  On March 15, 2018, the Company repaid the remaining outstanding principal balance of $111.2 million of the 1.50% Convertible Notes with the proceeds of the Second Delayed Draw Term Loan of $110 million plus cash on hand, and no further 1.50% Convertible Notes remained outstanding.  The exchange of the 1.50% Convertible Notes for the 5.75% Convertible Notes was accounted for as a debt extinguishment in accordance with ASC 470 and resulted in the Company recording a gain on extinguishment of debt of $4.5 million, which is recorded in the Company’s consolidated statement of operations for the FY 2018.

In accordance with ASC 470, as the terms of the 5.75% Convertible Notes and the Second Delayed Draw Term Loan were readably determinable and the 5.75% Convertible Notes and the Second Delayed Draw Term Loan were scheduled to mature on August 15, 2023 and August 2, 2022, respectively, the Company classified the 1.50% Convertible outstanding debt balance (which was net of deferred financing costs and original issue discount) of $233.9 million as long-term debt on its December 31, 2017 consolidated balance sheet.

For FY 2018 and FY 2017, the Company recorded additional non-cash interest expense of approximately $1.7 million and $12.8 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For FY 2018 and FY 2017, the Company recorded cash interest expense relating to the 1.50% Convertible Notes of approximately $0.6 million, $4.1 million, respectively.

2016 Senior Secured Term Loan

On March 7, 2016, the Company entered into a credit agreement (the “Credit Agreement”), among IBG Borrower LLC, the Company’s wholly-owned direct subsidiary, as borrower (“IBG Borrower”), the Company and certain wholly-owned subsidiaries of IBG Borrower, as guarantors (the “Guarantors”), Cortland Capital Market Services LLC, as administrative agent and collateral agent (“Cortland”) and the lenders party thereto from time to time (the “Lenders”), including CF ICX LLC and Fortress Credit Co LLC (“Fortress”).  Pursuant to the Credit Agreement, the Lenders provided to IBG Borrower a 2016 Senior Secured Term Loan (the “2016 Senior Secured Term Loan”), scheduled to mature on March 7, 2021, in an aggregate principal amount of $300 million and bearing interest at LIBOR (with a floor of 1.50%) plus an applicable margin of 10% per annum.

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

Given the principal balance of the loan was reduced to zero as of June 30, 2017, the Company recorded cash interest of approximately $12.4 million relating to the 2016 Senior Secured Term Loan in FY 2017 as compared no cash interest recorded in FY 2018.

Debt Maturities

As of December 31, 2018, the Company’s debt maturities on a calendar year basis are as follows:

	Total	2019	2020	2021	2022	2023	Thereafter
Senior Secured Notes	$365,481	$42,693	$42,693	$42,693	$42,693	$42,693	$152,016
Variable Funding Notes(1)	$95,273	—	—	—	—	—	95,273
Senior Secured Term Loan(2)	$171,137	11,570	19,284	19,284	120,999	—	—
5.75% Convertible Notes(3)	$48,076	—	—	—	—	48,076	—
Total	$679,967	$54,263	$61,977	$61,977	$163,692	$90,769	$247,289

(1)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the consolidated balance sheet as of December 31, 2018.  The actual principal outstanding balance of the Variable Funding Notes is $100.0 million as of December 31, 2018.

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the consolidated balance sheet as of December 31, 2018.  The actual principal outstanding balance of the Senior Secured Term Loan is $189.4 million as of December 31, 2018.

(3)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the consolidated balance sheet as of December 31, 2018.  The actual principal outstanding balance of the 5.75% Convertible Notes is $109.7 million as of December 31, 2018.

10. Stockholders’ Equity

2016 Omnibus Incentive Plan

On November 4, 2016, the Company’s stockholders approved the Company’s 2016 Omnibus Incentive Plan (“2016 Plan”).  The 2016 Plan replaced and superseded the Company’s Amended and Restated 2009 Equity Incentive Plan.  Under the 2016 Plan, all employees, directors, officers, consultants and advisors of the Company, including those of the Company’s subsidiaries, are eligible to be granted common stock, options or other stock-based awards.  At inception, there were approximately 0.2 million shares of the Company’s common stock available for issuance under the 2016 Plan.  The 2016 Plan was amended at the 2017 Annual Meeting of Stockholders to increase the number of shares available under the plan by 0.19 million shares.

Shares Reserved for Issuance

On May 7, 2018, the Company filed a Form S-8 to register the 0.19 million shares available for issuance under the 2016 Plan that were approved at the 2017 Annual Meeting of Stockholders. At December 31, 2018, 0.53 million common shares were reserved for issuance under the 2016 Plan.

Amendment of Certification of Incorporation

At the Special Meeting of Stockholders of the Company held on April 26, 2018, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of its common stock, $.001 par value per share, from 150 million to 260 million.

Reverse Stock Split

On March 14, 2019, the Company effected a Reverse Stock Split of its common stock.  No fractional shares were issued in connection with the Reverse Stock Split.  Stockholders who otherwise would have been entitled to receive fractional shares of common stock had their holdings rounded up to the next whole share.  Unless the context otherwise requires, all share and per share amounts in this annual report on Form 10-K have been adjusted to reflect the Reverse Stock Split.  Refer to Note 22 for further details.

Stock Options and Warrants

Stock options outstanding and exercisable as of December 31, 2018 were issued under previous equity incentive plans of the Company.  There was no compensation expense related to stock option grants or warrant grants during FY 2018 or FY 2017 as all prior awards have been fully expensed.

Summaries of the Company’s stock options, warrants and performance related options activity, and related information for FY 2018 and FY 2017 are as follows:

Stock Options

Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	2,000	$153.50
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at December 31, 2017	2,000	$153.50
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(500)	99.20
Outstanding at December 31, 2018	1,500	$171.60
Exercisable at December 31, 2018	1,500	$171.60

The weighted average contractual term (in years) of options outstanding and exercisable as of December 31, 2018 and 2017 were 0.73 and 1.50, respectively.

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock as of December 31, 2018 and the exercise price of the underlying options. At December 31, 2018 and 2017, the aggregate intrinsic value of options outstanding and exercisable was $0 and $0, respectively. There were no unamortized options as of December 31, 2018.

Warrants

Warrants	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2017	2,000	$66.40
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at December 31, 2017	2,000	$66.40
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(2,000)	66.40
Outstanding at December 31, 2018	—	$—
Exercisable at December 31, 2018	—	$—

All warrants issued in connection with acquisitions were recorded at fair market value using the Black Scholes model and are recorded as part of purchase accounting. Certain warrants are exercised using the cashless method.

The weighted average contractual term (in years) of warrants outstanding and exercisable as of December 31, 2018 and 2017 were 0 and 0.76, respectively.

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

The following tables summarize information about unvested restricted stock transactions:

	FY 2018		FY 2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1,	130,808	$252.90	128,050	$263.20
Granted	319,378	2.20	48,774	80.40
Vested	(109,872)	21.40	(31,892)	106.40
Forfeited/Canceled	(24,919)	76.00	(14,123)	81.40
Non-vested, December 31,	315,396	$108.60	130,808	$252.90

The Company has awarded time-based restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a maximum period of 5 years. The cost of the time-based restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During FY 2018 and FY 2017, the Company awarded approximately 0.3 million and 0.1 million restricted shares, respectively, with a fair market value of approximately $0.7 million and $3.9 million, respectively.

The Company has awarded performance-based restricted shares of common stock to certain employees. The awards have restriction periods tied to certain performance measures. The cost of the performance-based restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed when the likelihood of those shares being earned is deemed probable.

Compensation expense related to restricted stock grants for FY 2018 and FY 2017 was approximately $1.8 million and $3.5 million, respectively.  An additional amount of $0.6 million of compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plan discussed below) is expected to be expensed evenly over a period of approximately twelve months. During FY 2018 and FY 2017, the Company repurchased shares valued at $0.2 million and $1.2 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.

Retention Stock

On January 7, 2016, the Company awarded to certain employees a retention stock grant of approximately 0.1 million shares with a then current value of approximately $7.5 million.  The awards cliff vested in three years on a scaled pay out based on the Company’s total shareholder return measured against a peer group.  The measurement period began on the grant date and the beginning measurement amount was calculated based on the 20 day average closing stock price leading up to the grant date.  The measurement period ended on December 31, 2018 and the ending measurement amount was based on the 20 day average closing stock price leading up to December 31, 2018.

In accordance with ASC 718, the Company valued these shares utilizing a Monte Carlo simulation as the awards are based on market conditions.

The grant date fair value of the awards issued on January 7, 2016 was $4.25 and was based on the following range of assumptions for the Company and the peer group (the grant date fair value and the stock price valuation assumptions in the table below have not been effected for the Reverse Stock Split):

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

As of December 31, 2018, pursuant to the terms of the awards and based upon the Company’s performance over the vesting period, no shares were issued upon expiration of the grant.

Mr. Haugh, the Company’s former Chief Executive Officer, was issued an Employment Inducement Award pursuant to his employment agreement.  The terms of the Employment Inducement Award are similar to the retention stock awards provided to all other employees as described above.  The grant date fair value of Mr. Haugh’s award issued on February 23, 2016 was $5.75 and was based on the following range of assumptions for the Company and the peer group (the grant date fair value and stock price valuation assumptions in the table below have not been effected for the Reverse Stock Split):

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

As of June 15, 2018, Mr. Haugh was no longer an employee of the Company or member of the Company’s board of directors.  As of June 15, 2018, pursuant to the terms of the awards and based upon the Company’s performance over the vesting period, no shares were issued upon expiration of his award.

On October 15, 2018, the Company hired Robert C. Galvin as its Chief Executive Officer and President and was appointed to the Company’s board of directors.  Mr. Galvin was issued an Employment Inducement Award pursuant to his employment agreement.  The terms of the Employment Inducement Award are similar to the retention stock awards provided to other employees as described above.  The grant date fair value of Mr. Galvin’s award issued on October 15, 2018 was $0.18 and was based on the following range of assumptions for the Company and the peer group (the grant date fair value and stock price valuation assumptions in the table below have not been effected for the Reverse Stock Split):

October 15, 2018
Valuation Assumptions:
Beginning average stock price (20 trading days prior to October 15, 2018)	$0.27 - $86.49
Valuation date stock price (closing values on October 15, 2018)	$0.22 - $80.27
Risk free interest rate	2.92%
Expected dividend yield used when simulating the total shareholder return	0.00%
Expected dividend yield used when simulating the Company's stock price	0.00%
Stock price volatility (based on historical stock price over the last 3.00 years)	20.88% - 108.81%
Correlation coefficients	-0.02 -0.48

Compensation related to the retention stock awards was a benefit of approximately $0.3 million and an expense of approximately $1.0 million for FY 2018 and FY 2017, respectively.  An additional amount of $0.4 million of compensation expense related to retention stock awards is expected to be expensed evenly over the next thirty-three months.

Long-Term Incentive Compensation

On March 31, 2016, the Company approved a new plan for long-term incentive compensation (the “2016 LTIP”) for key employees and granted equity awards under the 2016 LTIP in the aggregate amount of approximately 0.7 million shares at a weighted average share price of $73.10 with a then current value of approximately $5.2 million.  For each grantee other than Mr. Haugh, the Company’s Chief Executive Officer, 33% of the award was in the form of restricted stock units (“RSUs”) and 67% of the award was in the form of target level performance stock units (“PSUs”).  Mr. Haugh’s award under the 2016 LTIP consisted of 25% RSUs and

75% PSUs.  The RSUs for each grantee vest in three equal installments annually over a three-year period.  Other than for Mr. Haugh, the PSUs cliff vest over three years based on the achievement of operating income performance targets established by the Compensation Committee.  One-third of Mr. Haugh’s PSUs shall be converted to time-based awards on December 31, 2016, December 31, 2017 and December 31, 2018, based on the achievement of operating income performance targets established by the Compensation Committee, and such time-based awards shall vest and be settled on December 31, 2018.  As of Mr. Haugh’s termination date, approximately 0.2 million shares of this award vested and were issued on December 31, 2018.  As a result, the Company accelerated approximately $0.3 million of stock compensation expense for these awards.  Additionally, given Mr. Haugh’s termination date, his remaining awards that would have converted to time-based awards on December 31, 2018 were forfeited and the Company reversed approximately $0.6 million of stock compensation expense related to these forfeited shares.  For both FY 2018 and FY 2017, less than 0.1 million shares were forfeited in respect of the 2016 LTIP.  The weighted average remaining contractual terms of the PSUs is less than one year.

On March 7, 2017, the Company approved a new plan for long-term incentive compensation (the “2017 LTIP”) for certain employees and granted equity awards under the 2017 LTIP in the aggregate amount of approximately 0.9 million shares at a weighted average share price of $75.20 with a then current value of $6.6 million.  For each grantee, 33% of the award was in the form of RSUs and 67% of the award was in the form of target level PSUs.  The material terms of the PSUs and RSUs are substantially similar to those set forth in the 2016 LTIP.  Specifically, the RSUs vest one third annually on each of March 30, 2018, March 30, 2019 and March 30, 2020.  The PSUs vest based on performance metrics approved by the Compensation Committee, which, for the performance period commencing January 1, 2017 and ending on December 31, 2019, are based on the Company’s achievement of an aggregated adjusted operating income performance target as set forth in the applicable award agreements, and continued employment through December 31, 2019.  In FY 2018, less than 0.1 million shares were forfeited in respect of the 2017 LTIP.  The weighted average remaining contractual term of the PSUs is approximately fifteen months.

On March 15, 2018, the Company approved a new plan for long-term incentive compensation (the “2018 LTIP”) for certain employees which consisted of (i) equity awards in the aggregate amount of 224,183 shares at a weighted average share price of $13.80 with a then current value of $3.1 million and (ii) cash awards in the aggregate amount of approximately $3.1 million.  For each grantee, 50% of the award was in the form of PSUs and 50% of such award was in the form of cash (the “Cash Grant”).  The Cash Grants comprising the 2018 LTIP vest in 48 equal semi-monthly installments on the 15th and last days of each month, beginning March 31, 2018 and ending March 15, 2020, subject in each case to continued employment through the applicable vesting date.  Each installment is paid within 15 days of the applicable vesting date.  Upon the end of an employee’s employment with the Company, any remaining unpaid portion of the Cash Grant is forfeited.  The PSUs vest based on performance metrics approved by the Compensation Committee over three separate performance periods, commencing on January 1 of each of 2018, 2019 and 2020 and ending on December 31 of each of 2018, 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted operating income performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date.  For FY 2018, there were 0.2 million shares forfeited in respect of the 2018 LTIP.  The weighted average remaining contractual term of the PSUs is approximately two years.

Compensation recognized related to the PSUs granted as part of the long-term incentive plans was a benefit of $3.9 million and an expense of $4.2 million in FY 2018 and FY 2017, respectively.  The compensation benefit recognized during FY 2018 is as a result of the Company revising its future forecasted earnings associated with the Sears bankruptcy filing which in accordance with ASC 718, required the Company to reverse compensation expense recognized in prior periods as the PSUs were no longer projected to earn-out on the vesting date for the 2017 LTIP as well as the reversal of compensation expense during the year due to the departure of certain named executive officers. An additional amount of $0.6 million of compensation expense related to the PSUs granted as part of the various LTIPs is expected to be expensed evenly over the remaining contractual terms disclosed above.

11. Earnings (Loss) Per Share

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

As of December 31, 2018, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, all of the shares (or approximately 0.2 million) were anti-dilutive, compared to approximately 0.1 million that were anti-dilutive as of December 31, 2017.  Additionally, as of December 31, 2018, of total potentially dilutive shares related to potential conversion of the Company’s 5.75% Convertible Notes, all of the shares (or approximately 8.1 million) were anti-dilutive, compared to none as of December 31, 2017 as the 5.75% Convertible Notes were entered into in February 2018.

As of December 31, 2018, of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers, none of the shares were anti-dilutive compared to all of the shares (or approximately 0.1 million) that were anti-dilutive as of December 31, 2017.

For FY 2017, warrants issued in connection with the Company’s 1.50% Convertible Notes financing were anti-dilutive and therefore were not included in this calculation. Warrants issued in connection with the Company’s 1.50% Convertible Notes were no longer outstanding as of December 31, 2018 given the repayment of the 1.50% Convertible Notes in March 2018.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	FY 2018	FY 2017
Basic	6,734	5,711
Effect of assumed vesting of restricted stock	—	—
Effect of convertible notes subject to conversion	—	—
Diluted	6,734	5,711

As a result of the Company being in a net loss position during FY 2018 and FY 2017, dilution from the exercise of vesting of restricted stock has been excluded in the diluted earnings per share calculation.

In accordance with ASC 480, the Company considers its redeemable non-controlling interest in its computation of both basic and diluted earnings per share.  In addition, in accordance with ASC 260, the Company considers its 5.75% Convertible Notes in its computation of diluted earnings per share.  For FY 2018 and FY 2017, adjustments to the Company’s redeemable non-controlling interest and effects of the potential conversion of the 5.75% Convertible Notes had impacts on the Company’s earnings per share calculations as follows:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
For earnings (loss) per share - basic:
Net income (loss) from continuing operations attributable to Iconix Brand Group, Inc.	$(100,521)	$(535,278)
Accretion of redeemable non-controlling interest	(5,432)	(5,589)
Net income (loss) attributable to Iconix Brand Group, Inc. after accretion of redeemable non- controlling interest for basic earnings (loss) per share	(105,953)	(540,867)

Net income (loss) from discontinued operations attributable to Iconix Brand Group, Inc.	—	46,025

Net income (loss) attributable to Iconix Brand Group, Inc. for basic earnings (loss) per share	$(105,953)	$(494,842)

For earnings (loss) per share - diluted:
Net income (loss) from continuing operations attributable to Iconix Brand Group, Inc.	$(100,521)	$(535,278)
Effect of potential conversion of 5.75% Convertible Notes(1)	—	—
Accretion of redeemable non-controlling interest	(5,432)	(5,589)
Net loss attributable to Iconix Brand Group, Inc. after the effect of potential conversion of 5.75% Convertible Notes and accretion of redeemable non- controlling interest for diluted earnings (loss) per share	$(105,953)	$(540,867)

Net income (loss) from discontinued operations attributable to Iconix Brand Group, Inc.	—	46,025

Net loss attributable to Iconix Brand Group, Inc. for diluted earnings (loss) per share	$(105,953)	$(494,842)

Earnings (loss) per share - basic:
Continuing operations	$(15.73)	$(94.71)
Discontinued operations	$—	$8.06
Earnings (loss) per share - basic	$(15.73)	$(86.65)

Earnings (loss) per share - diluted:
Continuing operations	$(15.73)	$(94.71)
Discontinued operations	$—	$8.06
Earnings (loss) per share - diluted	$(15.73)	$(86.65)
Weighted average number of common shares outstanding:
Basic	6,734	5,711
Diluted	6,734	5,711

(1)	There was no effect of potential conversion of the Company’s 5.75% Notes on the Company’s diluted earnings per share calculation for FY 2018 as the effect was anti-dilutive.

12. Contingencies

In May 2016, Supply Company, LLC, referred to as Supply, a former licensee of the Ed Hardy trademark, commenced the above-referenced action against the Company and its affiliate, Hardy Way, LLC, referred to as Hardy Way (the Company and Hardy Way are collectively referred to as the Iconix Defendants) seeking damages of $50 million, including punitive damages, attorneys’ fees and costs.  Supply alleges that Hardy Way breached the parties’ license agreement by failing to reimburse Supply for markdown reimbursement requests that Supply received from a certain retailer.  Supply also alleges that the Company is liable for fraud because it made purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark in order to induce Supply to enter into the license agreement and to induce Supply to enter into a separate agreement with a certain retailer.  The Iconix Defendants are vigorously defending against the claims, and have filed a motion to dismiss the Complaint, which is awaiting Court decision.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

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

On November 1, 2017, Seth Gerszberg, referred to as Gerszberg, and EGRHC, LLC, referred to as EGRHC (Gerszberg and EGRHC collectively referred to as Plaintiffs) (with EGRHC suing in its capacity as a successor-in-interest to Suchman, LLC, referred to as Suchman, a company wholly-owned by Gerszberg that entered into a joint venture with the Company pursuant to which they formed IP Holdings Unltd, LLC, referred to as IPHU), filed an action captioned Gerszberg and EGRHC v. Iconix Brand Group, Inc., IP Holdings Unltd, LLC and Neil Cole, Case No. 17-cv-08421-GBD-RWL in the United States District Court for the Southern District of New York.  Plaintiffs asserted claims against the Company, IPHU, and Neil Cole (collectively referred to as the Iconix Parties) for breach of IPHU’s Operating Agreement and related breaches of fiduciary duties, breach of an agreement pursuant to which the Company bought out Suchman’s interest in IPHU and fraudulent inducement and unjust enrichment regarding that buyout agreement; and also asserted claims for fraudulent inducement regarding the fourth amendment of the Global License Agreement between 3TAC, LLC and IPHU concerning the intellectual property rights in and to the Marc Ecko brands.  On May 7, 2018, Judge Katherine B. Forrest dismissed the breach of fiduciary duty, breach of the IPHU Operating Agreement, and unjust enrichment claims; and limited the fraudulent inducement claim to the Fourth Amendment of the Global License Agreement and limited the breach of the Buyout Agreement claim to the warranty as to no governmental investigation.  Plaintiffs seek more than $100 million in damages, including compensatory and punitive damages, disgorgement and restitution.  The Iconix Parties are vigorously defending against the remaining claims asserted by Plaintiffs.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

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

In April 2016, New Rise Brands Holdings, LLC, referred to as New Rise, a former licensee of the Ecko Unlimited trademark, and Sichuan New Rise Import & Export Co. Ltd., referred to as Sichuan, the guarantor under New Rise's license agreement, commenced an action captioned New Rise Brands Holdings, LLC and Sichuan New Rise Import & Export Co. Ltd v. IP Holdings Unltd, LLC, et al., Index No. 652278/2016 in the New York State Supreme Court, New York County against the Company’s subsidiary, IP Holdings Unltd, LLC, referred to as IP Holdings, seeking damages of at least $15 million, plus punitive damages of $50 million, counsel fees and costs. Among other claims, New Rise and Sichuan allege improper termination of New Rise’s license agreement, fraud and misappropriation. On September 21, 2018, New Rise and Sichuan served an expert report claiming damages ranging from $15.6 million to $44.2 million. The trial was set to begin in February 2019.  Immediately prior to the trial date, the Court ordered a pretrial settlement conference to be attended by the parties and their counsel.  Following such conference and with the Court’s approval, on March 15, 2019, parties entered into a definitive settlement agreement resolving all claims asserted against Iconix in the action.

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

13. Related Party Transactions

During FY 2017, the Company incurred less than $0.1 million in advertising expenses with Galore Media, Inc. to promote certain of the Company’s brands and for the rights to certain warrants of Galore Media, Inc. as compared to none for FY 2018.  The Company owned a minority interest in Galore Media, Inc.   The Company sold its interest in Galore Media during FY 2017 as discussed in Note 5.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  In the case of Sports Direct International plc (“Sports Direct”), the Company maintains license agreements with Sports Direct, but in addition, during FY 2018, the Company entered into a cooperation agreement with Sports Direct that allowed Sports Direct to appoint two members to the Company’s Board of Directors.  As of December 31, 2018 and December 31, 2017, the Company recognized the following royalty revenue amounts:

	FY 2018	FY 2017
Joint Venture Partner
Global Brands Group Asia Limited(1)(2)	$19,544	$18,011
MHMC	2,927	1,800
Albion Equity Partners LLC / GL Damek	2,644	2,264
Rise Partners, LLC / Top On International Group Limited	977	1,054
Sports Direct International plc	915	—
Anthony L&S	623	165
M.G.S. Sports Trading Limited	610	576
Pac Brands USA, Inc.	246	278
Buffalo International ULC	—	690
Roc Nation	—	—
	$28,486	$24,838

(1)

Royalty revenue of less than $0.1 million for FY 2017, which is included in the amounts presented in the table above, relates to royalty revenue associated with Peanuts Worldwide and Strawberry Shortcake, which has been reclassified to income from discontinued operations on the Company’s consolidated statement of operations for all periods presented.

Additionally, GBG also served as agent to Peanuts Worldwide for the Greater China Territory for Peanuts brands.  As of June 30, 2017, due to the completion of the sale of the Entertainment segment, GBG is no longer a related party in its capacity as agent of Peanuts Worldwide.  For FY 2017, Global Brands Group Asia Limited earned fees of approximately $0.7 million in its capacity as agent to Peanuts Worldwide which have been recorded within discontinued operations in the Company’s consolidated statement of operations.

(2)

Prior to February 2017, Buffalo International ULC maintained the Buffalo license agreement.  However, starting in February 2017, Buffalo International ULC effectively assigned the Buffalo license agreement to GBG.  The license revenue from the Buffalo license agreement represents approximately $18.4 million and $16.1 million of the total license revenue for GBG shown in the table above for FY 2018 and FY 2017, respectively.

14. Operating Leases

Future net minimum lease payments under non-cancelable operating lease agreements as of December 31, 2018 are approximately as follows:

Year ending December 31,
2019	$2,650
2020	2,726
2021	2,583
2022	2,191
2023	2,109
Thereafter	1,078
Totals	$13,337

The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

Rent expense was approximately $4.0 million and $3.4 million for FY 2018 and FY 2017, respectively. Contingent rent amounts have been immaterial for all periods.

15. Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. During FY 2018 and FY 2017, the Company made contributions to the Savings Plan of approximately $0.1million and $0.2 million, respectively.

Stock-based awards are provided to certain employees under the terms of the Company’s 2016 Plan. These plans are administered by the Compensation Committee of the Board of Directors.  With respect to performance-based restricted common stock units, the number of shares that ultimately vest and are received by the recipient is based upon various performance criteria. Though there is no guarantee that performance targets will be achieved, the Company estimates the fair value of performance-based restricted stock based on the closing stock price on the grant date. Over the performance period, the number of shares of common stock that will ultimately vest and be issued is adjusted upward or downward based upon the Company’s estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as defined under the 2016 Plan. Restricted common stock units are unit awards that entitle the recipient to shares of common stock upon vesting annually over as much as 5 years for time-based awards or over five years for performance-based awards. The fair value of restricted common stock units is determined on the date of grant, based on the Company’s closing stock price.

16. Income Taxes

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these items and the cumulative pretax losses (primarily resulting from asset impairment expenses), management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance for all taxing jurisdictions as of December 31, 2018.  In addition, the Company has deferred tax liabilities related to indefinite lived intangibles on the balance sheet in an amount of approximately $4.6 million which cannot be considered to be a source of taxable income to offset deferred tax assets.

At December 31, 2018, the Company has approximately $75.5 million in federal net operating loss carryforwards (NOLs) which will expire in FY 2037 if unused.  The Company also has foreign tax credit carryforwards of approximately $5.3 million which will expire in 2023 and 2024.  The Company also has approximately $32.0 million apportioned state and local NOLs that will begin to expire in 2034 and 2035 if not used.

Our use of our NOL carryforwards are limited under Section 382 of the Internal Revenue Code, as we have had a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code. These complex changes of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of our stock, including certain public “groups” of shareholders as set forth under Section 382 of the Internal Revenue Code, including those arising from new stock issuances and other equity transactions.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act. The new law, which is also commonly referred to as “U.S. tax reform”, significantly changes U.S. corporate income tax laws. The primary impact on the Company’s 2017 financial results was associated with the effect of reducing the U.S. corporate income tax rate from 35% to 21% starting in 2018. As a result, the Company has estimated a net benefit of $67 million during the fourth quarter of 2017.  Other provisions of the law became effective on January 1, 2018, including, but are not limited to, creating a territorial tax system, eliminating or limiting the deduction of certain expenses including interest expense, and requiring a tax of earnings generated by foreign subsidiaries that are in excess of a specified return.

During the fourth quarter of 2017, the Company recorded (i) a net income tax provision of $34 million resulting from the remeasurement of the Company’s net deferred income tax assets and liabilities and uncertain tax liabilities based on the new reduced U.S. corporate income tax rate, and (ii) an income tax benefit of $101 million from the remeasurement of the Company’s valuation allowance for the impact of the law on certain tax attributes. In other cases, the Company was not able to make a reasonable estimate and continued to account for those items based on its historical accounting under GAAP and the provisions of the tax laws that were in effect prior to enactment. One such case was the Company’s intent regarding whether to continue to assert indefinite reinvestment on a part or all the foreign undistributed earnings, as discussed further below.

As of December 31, 2018, the Company has finalized its analysis of the new tax law and its calculations, and accounted for the impact in its income tax balances. In finalizing the analysis, the Company concluded that no further adjustments were needed to be recorded, and the analysis of the impact of the new tax law is now complete.

The Company’s consolidated effective tax rate from continuing operations was -7.9% and 14.7% for the year ended December 31, 2018 and December 31, 2017, respectively.  The decrease in the effective tax rate for the FY 2018 as compared to the FY 2017 is primarily a result of foreign tax expense calculated in local jurisdictions where there is no net operating losses available to offset the current tax liability, partially offset by a tax benefit resulting from the tax impact of impairment expenses recorded on indefinite lived intangible assets.

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

Pre-tax book loss for FY 2018 and FY 2017 were as follows:

	FY 2018	FY 2017
Domestic	$(119,031)	$(575,547)
Foreign	35,900	(77,885)
Total pre-tax loss	$(83,131)	$(653,432)

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated statement of operations consists of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Current:
Federal	$(609)	$(1,152)
State and local	(61)	986
Foreign	9,212	8,358
Total current	$8,542	$8,192
Deferred:
Federal	(4,950)	(93,376)
State and local	(1,967)	(93)
Foreign	4,913	(10,700)
Total deferred	(2,004)	(104,169)
Total benefit	$6,538	$(95,977)

As of December 31, 2018, the Company is not indefinitely reinvested in any foreign earnings.

The significant components of net deferred tax assets and liabilities of the Company consist of the following:

	December 31,
	2018	2017
State net operating loss carryforwards	$2,498	$1,225
U.S. Federal net operating loss carryforwards	15,864	4,278
Receivable reserves	4,827	675
Interest expense limitation	5,975	—
Hedging transaction	—	551
Intangibles	107,035	68,922
Investment in joint ventures	—	6,733
Equity compensation	1,764	2,600
Foreign Tax Credit	5,252	5,317
Other	8,907	7,183
Total deferred tax assets	152,122	97,484
Valuation allowance	(115,483)	(80,800)
Net deferred tax assets	$36,639	$16,684
Depreciation	(369)	(614)
Difference in cost basis of acquired intangibles	—	(22,652)
Convertible notes	(10,519)	(392)
Investment in joint ventures	(30,317)	—
Total deferred tax liabilities	(41,205)	(23,658)
Total net deferred tax liabilities	$(4,566)	$(6,974)
Balance Sheet detail on total net deferred tax assets (liabilities):
Non-current portion of net deferred tax assets	$—	$4,492
Non-current portion of net deferred tax liabilities	$(4,566)	$(11,466)

The following is a rate reconciliation between the amount of income tax provision (benefit) at the Federal rate of 21% and 35% and provision (benefit) from taxes on loss before income taxes for FY 2018 and FY 2017, respectively:

	Year ended December, 31
	2018	2017
Income tax benefit computed at the federal rate of 21% and 35%, respectively	$(17,457)	$(228,701)
Increase (reduction) in income taxes resulting from:
State and local income taxes (benefit), net of federal income tax	(1,998)	(8,511)
Non-controlling interest	(2,720)	8,869
Unrecognized tax benefits	(31)	1,690
Valuation allowance	22,752	80,800
Change in position of prior year foreign tax credits	—	8,410
Non-deductible executive compensation	868	929
Foreign Earnings (rate differential)	13,405	6,287
US Tax Reform / rate reduction	(5,562)	34,205
Other, net	(2,719)	45
Total	$6,538	$(95,977)

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

The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal income tax purposes, during the fourth quarter of 2016, the Internal Revenue Service initiated an audit of the 2014 federal tax return which is ongoing.  The State of California is currently auditing tax years 2013 through 2014.  During 2018, the Company concluded its New York State audit covering 2011 through 2014.  There was no tax charge related to this examination during the year as the $0.5 million due was recorded in prior years.  During 2017, the Company concluded its New York City audit covering 2007 through 2014.  This resulted in a tax charge of approximately $2.0 million recorded during the year.  The Company also files returns in numerous foreign jurisdictions that have varied years remaining open for examination, but generally the statute of limitations is three to four years from when the return is filed.

At December 31, 2018 and December 31, 2017, the total unrecognized tax benefit was approximately $0 million and $0.4 million, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2018	2017
Uncertain tax positions at January 1	$354	$7,470
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Reductions for prior year tax positions	(15)	(397)
Settlements	(339)	(6,719)
Uncertain tax positions at December 31	$—	$354

Approximately $0 million of unrecognized tax benefits at December 31, 2018 would affect the Company's effective tax rate if recognized. The Company believes it is reasonably possible that there will be no reduction of unrecognized tax benefits in the next 12 months as a result of settlements with taxing authorities and or statute of limitations expirations.

The Company is continuing its practice of recognizing interest and penalties to income tax matters in income tax expense. Total interest related to uncertain tax positions for FY 2018 and FY 2017 were $ 0 million and $0.9 million, respectively. There were no penalties accrued in any of these periods.

17. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the years ended December 31, 2018 and December 31, 2017:

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2017	$(48,103)	$(3,177)	$(51,280)
Changes before reclassifications	(4,965)	—	(4,965)
Cumulative adjustment for adoption of ASU 2016-01	—	3,177	3,177
Current period other comprehensive income	(4,965)	3,177	(1,788)
Balance at December 31, 2018	$(53,068)	$—	$(53,068)

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2016	$(67,735)	$(2,693)	$(70,428)
Changes before reclassifications	19,632	(484)	19,148
Current period other comprehensive income	19,632	(484)	19,148
Balance at December 31, 2017	$(48,103)	$(3,177)	$(51,280)

18. Segment and Geographic Data

The Company identifies its operating segments for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer, the Company’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company discloses the following operating segments: women’s, men’s, home, and international. Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported.

Additionally, the Company previously owned and operated an Entertainment segment which is included in the Company’s consolidated statement of operations as a discontinued operation for FY 2017.  See Note 2 for further details.

The reportable operating segments described below represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s Chief Operating Decision Maker to evaluate performance and allocate resources.  In identifying the Company’s operating segments, the Company considers its management structure and the economic characteristics, customers, sales growth potential and long-term profitability of its operating segments.  As such, the Company configured its operations into the following four operating segments:

•	Women’s segment – consists of the Company’s women’s brands in the United States.
•	Men’s segment – consists of the Company’s men’s brands in the United States.

•	Home segment – consists of the Company’s home brands in the United States.

•	International segment – consists of the Company’s men’s, women’s and home brands in international markets.

Items not allocated to any segment are allocated to the Corporate level.  Corporate, for segment reporting purposes, includes compensation, benefits and occupancy costs for corporate employees as well as other corporate-related expenses such as: audit, legal, and information technology used in managing our business.

The Company’s Chief Executive Officer has been identified as the CODM.  The Company’s measure of segment profitability is licensing revenue and operating income. The accounting policies of the Company’s operating segments are the same as those described in Note 1 – Summary of Significant Accounting Policies.

The geographic regions consist of the United States and Other (which principally represent Latin America and Europe). Revenues attributable to each region are based on the location in which licensees are located and where they principally do business.  Refer to Note 3 for further details.

Reportable data for the Company’s operating segments were as follows:

	FY 2018	FY 2017
Licensing revenue:
Women’s	$57,401	$96,833
Men’s	39,073	39,780
Home	24,568	28,807
International	66,647	60,413
	$187,689	$225,833
Operating income (loss):
Women’s	$(128,050)	$(215,570)
Men’s	11,754	(144,779)
Home	17,221	(76,680)
International	27,447	(64,826)
Corporate	(47,409)	(62,796)
	$(119,037)	$(564,651)

19. Other Assets- Current and Long-Term

Other Assets – Current

	December 31, 2018	December 31, 2017
Other assets- current consisted of the following:
US federal tax receivables	$16,757	$29,662
Due from related parties	3,903	3,843
Prepaid expenses	2,451	4,621
Prepaid taxes	1,755	2,347
Prepaid advertising	1,100	2,453
Prepaid insurance	1,446	1,428
Other current assets	645	709
Notes receivables on sale of trademarks(1)	—	3,097
Note receivable in connection with acquisition of interest in Buffalo brand (see Note 5)	—	2,515
Due from DHX Media, Ltd. (2)	—	1,175
	$28,057	$51,850

(1)

Certain amounts due from our joint venture partners are presented net of redeemable non-controlling interest and non-controlling interest in the consolidated balance sheet.  Refer to Note 5 for further details.

(2)

This amount represents the amount that was due from DHX as a result of amounts reimbursable to the Company of $1.2 million associated with the transitional service agreement between DHX and the Company and other infrastructure and IT expenses which were incurred by the Company subsequent to the completion of the sale of the Entertainment segment on June 30, 2017.  Refer to Note 2 for further details.

Other Assets – Long Term

	December 31,	December 31,
	2018	2017
Other noncurrent assets consisted of the following:
Prepaid interest	5,496	5,601
Deposits	482	616
Other noncurrent assets	1	51
	$5,979	$6,268

20. Other Liabilities – Current

Other current liabilities of $9.8 million as of December 31, 2018 related to amounts due to certain joint ventures that are not consolidated with the Company as compared to other current liabilities of $13.6 million as of December 31, 2017, which related to $9.2 million due to certain joint ventures that are not consolidated with the Company and $4.4 million owed to Buffalo International for distributions associated with the Buffalo joint venture.

21. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company, located in Luxembourg, is the Euro.  However, the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in FY 2018 and FY 2017, the Company recorded a $1.2 million currency translation loss and a $3.1 million currency translation loss, respectively, that is included in the consolidated statements of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During FY 2018 and FY 2017, the Company recognized as a component of our comprehensive income (loss), a foreign currency translation loss of $5.0 million and a foreign currency translation gain of $19.6 million, respectively, due to changes in foreign exchange rates.

22. Subsequent Events

On March 14, 2019, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its common stock.  No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of common stock had their holdings rounded up to the next whole share.  Proportional adjustments were made to the Company’s outstanding warrants, stock options and other equity securities and to the Company’s incentive plans, and the conversion ratio of the 5.75% Convertible Notes, to reflect the Reverse Stock Split, in each case, in accordance with the terms thereof.  Unless the context otherwise requires, all share and per share amounts in this annual report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

In the first quarter of 2019, certain noteholders converted an aggregate outstanding principal balance of $4.0 million of their 5.75% Convertible Notes into approximately 0.2 million shares of the Company’s common stock. Pursuant to the Indenture, the Company also made Conversion Make-Whole Payments of approximately 0.8 million shares of the Company’s common stock to those converting noteholders.

23. Other Matters

During FY 2018 and FY 2017, the Company included in its selling, general and administrative expenses approximately $9.0 million and $9.6 million, respectively, of charges for professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation and the class action and derivative litigations.

As of June 15, 2018, Mr. Haugh, the Company’s former Chief Executive Officer and President, was no longer an employee of the Company or member of the Company’s board of directors.  Included in the charges related to professional fees discussed above is $2.1 million recorded in FY 2018 associated with his severance and other benefits.