Form 10-Q
period 2019-03-31
ICONIX BRAND GROUP, INC.
filed 2019-05-15
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

As of May 13, 2019, 10,782,113 shares of the registrant’s Common Stock, par value $.001 were outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ICON	The Nasdaq Global Select Market

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$55,948	$66,609
Restricted cash	13,490	16,026
Accounts receivable, net	36,498	37,671
Contract asset	4,943	4,802
Other assets – current	28,135	28,057
Total Current Assets	139,014	153,165
Property and equipment:
Furniture, fixtures and equipment	22,797	22,525
Less: Accumulated depreciation	(18,120)	(17,644)
	4,677	4,881
Other Assets:
Other assets	5,701	5,979
Contract asset	15,008	14,560
Right-of-use asset	7,798	—
Trademarks and other intangibles, net	336,131	337,700
Investments and joint ventures	88,561	89,691
Goodwill	26,099	26,099
	479,298	474,029
Total Assets	$622,989	$632,075
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$32,470	$44,856
Deferred revenue	7,425	5,405
Current portion of long-term debt	61,391	54,263
Other liabilities – current	12,745	9,788
Total Current Liabilities	114,031	114,312
Deferred income tax liability	4,846	4,566
Long-term debt, less current maturities (includes $26,307 and $48,076, respectively, at fair value)	586,667	620,966
Other liabilities	10,063	3,829
Total Liabilities	715,607	743,673
Redeemable Non-Controlling Interest	29,843	34,137
Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.001 par value shares authorized 260,000; shares issued 12,207 and 11,162, respectively	12	11
Additional paid-in capital	1,039,474	1,037,372
Accumulated losses	(294,460)	(312,796)
Accumulated other comprehensive loss	(54,792)	(53,068)
Less: Treasury stock – 3,366 and 3,323 shares at cost, respectively	(844,309)	(844,253)
Total Iconix Brand Group, Inc. Stockholders’ Deficit	(154,075)	(172,734)
Non-Controlling Interest, net of installment payments due from non-controlling interest holders	31,614	26,999
Total Stockholders’ Deficit	(122,461)	(145,735)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$622,989	$632,075

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2019	2018
Licensing revenue	$35,942	$48,548
Selling, general and administrative expenses	18,094	33,599
Depreciation and amortization	492	654
Equity earnings on joint ventures	(1,042)	(96)
Gain on sale of trademarks	—	(1,143)
Operating income	18,398	15,534
Other expenses (income):
Interest expense	14,504	14,549
Interest income	(72)	(122)
Other income	(19,935)	(26,132)
Gain on extinguishment of debt	—	(4,473)
Foreign currency translation loss (gain)	627	(551)
Other income – net	(4,876)	(16,729)
Income before income taxes	23,274	32,263
Provision for income taxes	1,968	1,650
Net income	21,306	30,613
Less: Net income attributable to non-controlling interest	3,361	2,857
Net income attributable to Iconix Brand Group, Inc.	$17,945	$27,756

Earnings (loss) per share:
Basic	$2.12	$4.28
Diluted	$(0.01)	$1.09
Weighted average number of common shares outstanding:
Basic	8,465	5,912
Diluted	44,786	8,235

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$21,306	$30,613
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(1,724)	2,761
Total other comprehensive (loss) income	(1,724)	2,761
Comprehensive income	$19,582	$33,374
Less: comprehensive income attributable to non-controlling interest	3,361	2,857
Comprehensive income attributable to Iconix Brand Group, Inc.	$16,221	$30,517

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(in thousands)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	In Capital	Losses	Loss	Stock	Interest	Total
Balance at January 1, 2018	9,016	$9	$1,044,599	$(223,718)	$(51,280)	$(844,030)	$23,444	$(50,976)
Shares issued on vesting of restricted stock	25	—	—	—	—	—	—	—
Shares issued on conversion of 5.75% Convertible Notes	641	1	8,746	—	—	—	—	8,747
Write-off of equity component of 1.50% Convertible Notes	—	—	(23,250)	—	—	—	—	(23,250)
Cumulative effect of accounting change for adoption of ASC 606	—	—	—	16,540	—	—	1,176	17,716
Cumulative effect of accounting change for adoption of ASU 2016-01	—	—	—	(3,177)	3,177	—	—	—
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(25)	—	(25)
Compensation expense in connection with restricted stock and stock options	—	—	1,019	—	—	—	—	1,019
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	195	195
Change in redemption value of redeemable non-controlling interest	—	—	—	494	—	—	—	494
Net income	—	—	—	27,756	—	—	2,857	30,613
Tax benefit related to amortization of convertible notes' discount	—	—	35	—	—	—	—	35
Foreign currency translation	—	—	22	—	2,761	—	—	2,783
Distributions to joint ventures	—	—	—	—	—	—	(2,177)	(2,177)
Balance at March 31, 2018	9,682	$10	$1,031,171	$(182,105)	$(45,342)	$(844,055)	$25,495	$(14,826)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	In Capital	Losses	Loss	Stock	Interest	Total
Balance at January 1, 2019	11,162	$11	$1,037,372	$(312,796)	$(53,068)	$(844,253)	$26,999	$(145,735)
Shares issued on vesting of restricted stock	87	0	—	—	—	—	—	0
Shares issued on conversion of 5.75% Convertible Notes	958	1	2,000	—	—	—	—	2,001
Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(56)	—	(56)
Compensation expense in connection with restricted stock and stock options	—	—	140	—	—	—	—	140
Change in redemption value of redeemable non-controlling interest	—	—	—	391	—	—	—	391
Reclass from redeemable NCI	—	—	—	—	—	—	3,903	3,903
Net income	—	—	—	17,945	—	—	3,361	21,306
Foreign currency translation	—	—	(38)	—	(1,724)	—	—	(1,762)
Distributions to joint ventures	—	—	—	—	—	—	(2,649)	(2,649)
Balance at March 31, 2019	12,207	$12	$1,039,474	$(294,460)	$(54,792)	$(844,309)	$31,614	$(122,461)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$21,306	$30,613
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	465	558
Amortization of trademarks and other intangibles	27	96
Amortization of deferred financing costs and debt discount	2,963	877
Amortization of convertible note discount	—	3,298
Third party fees associated with the issuance of 5.75% Convertible Notes	—	4,959
Stock-based compensation (benefit) expense	140	1,019
Provision for doubtful accounts	452	507
Writeoff of contract assets	448	—
Periodic lease cost	549	—
Earnings on equity investments in joint ventures	(1,042)	(96)
Distributions from equity investments	—	922
Gain on sale of trademarks, net	—	(1,143)
Settlement of note receivable related to formation of Buffalo joint venture	—	1,141
Mark to market adjustment on convertible note	(19,956)	(24,353)
Loss (gain) on debt to equity conversions	188	(821)
Gain on sale of Complex Media	—	(958)
Gain on sale of interest in Ningbo Material Girl	(209)
(Gain) loss on extinguishment of debt	—	(4,473)
Income on other equity investment	42	—
Deferred income tax benefit	333	157
Loss on foreign currency translation	627	(551)
Changes in operating assets and liabilities:
Accounts receivable	362	19,064
Other assets – current	(490)	(928)
Other assets	(746)	(413)
Deferred revenue	2,085	3,129
Accounts payable and accrued expenses	(9,556)	(11,092)
Other tax liabilities	—	(39)
Other liabilities	(473)	(272)
Net cash provided by (used in) operating activities	(2,485)	21,201
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(257)	(282)
Acquisition of trademarks from Iconix Southeast Asia	(2,067)	(2,125)
Acquisition of remaining interest in Iconix Canada	—	(2,700)
Acquisition of Badgley Mischka and Sharper Image trademarks in certain international joint ventures	—	(1,164)
Proceeds from sale of interest in Badgley Mischka in certain international joint ventures	—	1,250
Proceeds from sale of interest in Ningbo Material Girl	3,000	—
Proceeds from sale of Complex Media	—	958
Proceeds from note receivable from formation of Buffalo joint venture	—	1,409
Additions to trademarks	(337)	(201)
Net cash provided by (used in) investing activities	339	(2,855)
Cash flows provided by (used in) financing activities:
Prepaid financing costs	—	(5,491)
Proceeds from long-term debt, net of discount and fees	—	95,700

Payment of long-term debt	(8,366)	(122,380)
Proceeds from sale of trademarks and related notes receivable from consolidated JVs	—	201
Distributions to non-controlling interests	(2,649)	(6,587)
Tax benefit related to amortization of convertible notes' discount	—	35
Cost of shares repurchased on vesting of restricted stock	(56)	(25)
Net cash used in financing activities	(11,071)	(38,547)
Effect of exchange rate changes on cash and restricted cash	20	1,244
Net (decrease) increase in cash and cash equivalents, and restricted cash	(13,197)	(18,957)
Cash, cash equivalents, and restricted cash, beginning of period	82,635	114,693
Cash, cash equivalents, and restricted cash of continuing operations, end of period	$69,438	$95,736

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2019	2018
Cash paid during the period:
Income taxes (net of refunds received)	$2,127	$2,619
Interest	$9,969	$10,060
Non-cash investing and financing activities
Noncash additions to operating lease assets	$10,462	$—
Shares issued upon conversion of debt	$2,001	$8,747

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

During the Current Quarter, the Company adopted one new accounting pronouncement.  Refer to Note 20 for further details.

Certain reclassifications, which were immaterial, have been made to conform prior year data to the current presentation.  During the Current Quarter, the Company made a reclassification between redeemable noncontrolling interest and noncontrolling interest.

Liquidity

These consolidated financial statements are prepared on a going concern basis that contemplates the realization of cash flows from assets and discharge of liabilities, in each case, in the ordinary course of business consistent with the Company’s prior periods.  The Company considered, among other things, the Sears Holdings Corporation’s bankruptcy filing on October 15, 2018, and determined that the bankruptcy filing is not expected to have a material adverse impact on the Company’s ability to continue as a going concern.  Based on the Company’s financial plans and projections for 2019, which assumes the realization of significant cost savings, among other things, from the successful implementation of the Company’s current strategic initiatives, the Company does not expect the occurrence of any payment defaults on its outstanding debt facilities in the next twelve months, and otherwise expects to generate sufficient cash to meet its operating cash flow needs and maintain compliance with the financial covenants set forth in its various debt  facilities during such period.   In particular, management believes the allocation of residual royalty collections to a restricted reserve account (as is discussed in Note 9) is not expected to have a material adverse impact on the Company’s ability to meet such cash flow needs.

For additional information, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Reverse Stock Split

On March 14, 2019, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its common stock.  Unless the context otherwise requires, all share and per share amounts in this quarterly report on Form 10-Q have been adjusted to reflect the Reverse Stock Split.  Refer to Note 9 for further details.

2. Revenue Recognition

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

Licensing revenue is comprised of revenue related to the Company’s entry into various trade name license agreements that provide revenues based on minimum royalties and advertising/marketing fees and additional revenues based on a percentage of defined sales.  In accordance with ASC Topic 606 – Revenue from Contracts with Customers (“Topic 606”), the Company recognizes the minimum royalty revenue on a straight-line basis over the entire contract term and royalties exceeding the defined minimum amounts in a specific contract year (sales-based royalties), as defined in each license agreement, are recognized only in the subsequent periods to when the minimum guarantee for the contract year has been achieved and when the later of the following events occur: (i) the subsequent sale occurs, or (ii) the performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied (or partially satisfied).

Within the Company's International segment, the Umbro business purchases replica soccer jerseys for resale to certain licensees. The Company generally does this as an accommodation to its licensees to consolidate ordering from the manufacturers. The revenue associated with such activity is included in licensing revenue and was approximately $0.4 million and $2.0 million in the Current Quarter and the three months ended March 31, 2018 (the “Prior Year Quarter”), respectively. The associated cost of goods sold is included in selling general and administrative expenses and was approximately $0.3 million and $1.9 million in the Current Quarter and Prior Year Quarter, respectively.  Revenue for these sales are recognized upon the transfer of control of the promised product to the customer or licensee in an amount that reflects the consideration that we expect to receive in exchange for these products.

The following table presents our revenues disaggregated by license type:

	Three Months Ended March 31,
	2019	2018
Licensing revenue by license type:
Direct-to-retail license	$9,753	$21,213
Wholesale licenses	25,806	25,138
Other licenses(1)	383	2,197
	$35,942	$48,548
(1)	Included in Other licenses for the Current Quarter and Prior Year Quarter is $0.4 million and $2.0 million, respectively, of revenue associated with the Umbro business purchases discussed above.

The following table represents our revenues disaggregated by geography:

	Three Months Ended March 31,
	2019	2018
Total licensing revenue by geographic region:
United States	$22,619	$32,877
Other (1)	13,323	15,671
	$35,942	$48,548
(1)	No single country outside of the United States represented 10% or more of the Company’s revenues in the periods presented.

Remaining Performance Obligation

We enter into long-term license agreements with our licensees across all operating segments.  Revenues are recognized on a straight line basis consistent with the nature, timing and extent of our services, which primarily relate to the ongoing brand management and maintenance of the intellectual property.  As of April 1, 2019, the Company and its joint ventures had a contractual right to receive over $395 million of aggregate minimum licensing revenue over the balance and the terms of their current licenses, excluding any renewals.

As of March 31, 2019, future minimum license revenue to be recognized is as follows: $81.9 million, $86.5 million, $58.1 million, $48.9 million, $42.7 million and $81.7 million for the remainder of FY 2019, FY 2020, FY 2021, FY 2022, FY 2023 and thereafter, respectively.

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

Contract Asset

We record contract assets when revenue is recognized in advance of cash payment being due from our licensees.  As of March 31, 2019, our contract assets – current and long term contract assets were $4.9 million and $15.0 million, respectively, as compared to our contract assets – current and long term contract assets as of December 31, 2018 which were $4.8 million and $14.6 million, respectively.  For the Current Quarter, the Company incurred an impairment loss of its contract assets of $0.4 million as a result of certain contract modifications as compared to none for the Prior Year Quarter.

Deferred Revenue

We record deferred revenue when cash payment is received or due in advance of our performance, including amounts which are refundable.  Advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s consolidated balance sheet in deferred revenue at the time the payment is received.  The increase in deferred revenues for the Current Quarter is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $3.2 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period.

3. Goodwill and Trademarks and Other Intangibles, net

Goodwill

There were no changes and no impairment of the Company’s goodwill during the Current Quarter or Prior Year Quarter.  The annual evaluation of the Company’s goodwill, by segment, is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		March 31, 2019		December 31, 2018
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks	Indefinite	$336,089	$—	$337,631	$—
Definite-lived trademarks	10-15	8,958	8,958	8,958	8,958
Licensing contracts	1-9	964	922	978	909
		$346,011	$9,880	$347,567	$9,867
Trademarks and other intangibles, net			$336,131		$337,700

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Ed Hardy, Umbro, Modern Amusement, Buffalo, Lee Cooper, Hydraulic and Pony have been determined to have an indefinite useful life.  Each of these intangible assets are tested for impairment annually and as needed on an individual basis and territorial basis as separate single units of accounting, with any related impairment charge recorded to the income statement at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter, or as deemed necessary due to the identification of a triggering event.

In accordance with ASC 350, there was no impairment of the indefinite-lived trademarks during the Current Quarter or Prior Year Quarter. Further, in accordance with ASC 360, there were no impairment charges to the Company’s definite-lived trademarks during the Current Quarter or Prior Year Quarter.

During the Prior Year Quarter, the Company completed the sale of the Badgley Mischka and Sharper Image intellectual property and related assets from the Iconix Southeast Asia, Iconix MENA, Iconix Europe and Iconix Australia joint ventures.  Refer to Note 6 for further details.

Other amortizable intangibles represents licensing contracts, which are amortized on a straight-line basis over their estimated useful lives of 1 to 9 years. Certain trademarks are amortized using estimated useful lives of 10 to 15 years with no residual values.

Amortization expense for intangible assets for the Current Quarter was less than $0.1 million as compared to amortization expense for intangible assets of approximately $0.1 million for the Prior Year Quarter.

4. Joint Ventures and Investments

Joint Ventures

As of March 31, 2019, the following joint ventures are consolidated with the Company:

Entity Name	Date of Original Formation / Investment	Iconix's Ownership % as of March 31, 2019	Joint Venture Partner	Put / Call Options, as applicable(2)
Lee Cooper China Limited	June 2018	100%	POS Lee Cooper HK Co. Ltd.	—
Starter China Limited	March 2018	100%	Photosynthesis Holdings Co. Ltd.	—
Danskin China Limited	October 2016	100%	Li-Ning (China) Sports Goods Co. Ltd.	—
Umbro China Limited	July 2016	95%	Hong Kong MH Umbro International Co. Ltd.	Call Options
US Pony Holdings, LLC	February 2015	75%	Anthony L&S Athletics, LLC	—
Iconix MENA Ltd.(1)	December 2014	55%	Global Brands Group Asia Limited	Put / Call Options
Iconix Israel, LLC(1)	November 2013	50%	MGS	—
Iconix Europe LLC(1)(3)	December 2009	51%	Global Brands Group Asia Limited	Put / Call Options
Iconix Australia(1)	September 2013	55%	Pac Brands USA, Inc.	Put / Call Options
Diamond Icon(1)	March 2013	51%	Albion Agencies Ltd.
Buffalo brand joint venture(1)	February 2013	51%	Buffalo International	—
Icon Modern Amusement, LLC(1)	December 2012	51%	Dirty Bird Productions	—
Hardy Way, LLC	May 2009	85%	Donald Edward Hardy	—

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

(2)	Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for material terms of the put and call options associated with certain of the Company’s joint ventures.
(3)

In March 2019, the Company entered into amendment to the Iconix Europe LLC Operating Agreement to extend the five-year put/call options from the six month period commencing January 13, 2019 (as stipulated in the agreement) to a period commencing January 13, 2019 and ending on September 30, 2019.

Investments

Equity Method Investments

Entity Name	Date of Original Formation / Investment	Partner	Put / Call Options, as applicable(2)
Iconix India joint venture(1)	June 2012	Reliance Brands Ltd.	—
Iconix SE Asia, Ltd.(1)(3)	October 2013	Global Brands Group Asia Limited	Put / Call Options
MG Icon(1)	March 2010	Purim LLC	—

(1)

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and its respective joint venture partner, that the joint venture is not a VIE and not subject to consolidation.  The Company records its investment under the equity method of accounting.

(2)	Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for material terms of the put and call options associated with the Company’s joint venture.
(3)

In March 2019, the Company entered into amendment to the Iconix SE Asia, Ltd. Operating Agreement to extend the five-year put/call options from the six month period commencing October 1, 2018 (as stipulated in the agreement) to a period commencing October 1, 2018 and ending on September 30, 2019.

Additionally, through its ownership of Iconix China Holdings Limited, the Company has equity interests in the following private companies which are accounted for as equity method investments:

		Ownership by	Value of Investment as of
Brands Placed	Partner	Iconix China	March 31, 2019	December 31, 2018
Candie’s	Candies Shanghai Fashion Co. Ltd.	20%	$10,578	$10,529
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	2,270	2,270
Material Girl	Ningbo Material Girl Fashion Co. Ltd.(1)	20%	—	2,129
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	10,355	10,400
			$23,203	$25,328

(1)

In March 2019, the Company sold its 20% interest in Ningbo Material Girl Fashion Co. Ltd. (“Material Girl China”) to Ningbo Peacebird Fashion & Accessories Co. Ltd. for $3.0 million in cash.  Pursuant to the agreement, the sale price is further reduced by the initial cash investment of $0.2 million as well as $0.6 million on brand management expenses incurred since the inception of the Material Girl China entity, to total net proceeds of $2.2 million.  Additionally, Purim LLC, our MG Icon partner, is entitled to 33.3% of the net proceeds (or approximately $0.7 million) resulting in the Company’s portion of the net proceeds from the transaction to be approximately $1.5 million.  As a result of this transaction, the Company recognized a gain of $0.2 million which has been recorded within Other Income in the Company’s condensed consolidated statement of operations for the Current Quarter.

Other Equity Investments

Entity Name	Date of Original Formation / Investment
China Outfitters Holdings Ltd.(2)	September 2008
Marcy Media Holdings, LLC(1)	July 2013

(1)

In accordance with ASC 825, given that these investments do not have readily determinable fair values and the Company does not have significant influence over the entity, the Company assesses these investments for potential impairment on a quarterly basis.  As of March 31, 2019, there were no indicators of impairment for these investments.

(2)

As part of the 2015 purchase of our joint venture partners’ interest in Iconix China, the Company acquired an equity investment in China Outfitters Holdings Ltd.  As of March 31, 2019 and December 31, 2018, the fair value of this investment was approximately $1.0 million and $1.0 million, respectively, with the decrease in fair value of less than $0.1 million recorded within Other Income on the Company’s condensed consolidated statement of operations.

5. Gains on Sale of Trademarks, Net

The following table details transactions comprising gains on sale of trademarks, net in the condensed consolidated statement of operations:

	Three Months Ended March 31,
	2019	2018
Interest in Sharper Image trademark in Iconix Southeast Asia(1)	$—	$236
Interest in Sharper Image trademark in Iconix Europe(1)	—	352
Interest in Sharper Image trademark in Iconix MENA(1)	—	250
Interest in Badgley Mischka trademark in Iconix Southeast Asia(2)	—	478
Interest in Badgley Mischka trademark in Iconix Europe(2)	—	(244)
Interest in Badgley Mischka trademark in Iconix MENA(2)	—	71
Net gains on sale of trademarks	$—	$1,143

(1)

In December 2016, the Company sold its rights to the Sharper Image intellectual property and related assets to 360 Holdings, Inc. The Sharper Image intellectual property and related assets within other foreign territories, which was owned by certain of the Company’s joint venture entities, required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  As a result, in the Prior Year Quarter, the Company recognized an additional combined gain of approximately $0.8 million upon final execution of the agreement for the sale of the Sharper Image intellectual property and related assets which were previously owned by the Iconix Southeast Asia, Iconix Europe, Iconix MENA and Iconix Australia joint ventures.

(2)

In February 2016, the Company sold its rights to the Badgley Mischka intellectual property and related assets to Titan Industries, Inc. in partnership with the founders, Mark Badgley and James Mischka, and the apparel license MJCLK LLC.  The Badgley Mischka intellectual property and related assets within other foreign territories, which was owned by certain of the Company’s joint venture entities, required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  As a result, in the Prior Year Quarter, the Company recognized an additional combined net gain of approximately $0.3 million upon final execution of the agreement for the sale of the Badgley Mischka intellectual property and related assets which were previously owned by the Iconix Southeast Asia, Iconix Europe and Iconix MENA joint ventures.

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

Financial Instruments

As of March 31, 2019 and December 31, 2018, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our other equity investments is not readily determinable, and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these other equity investments as of March 31, 2019 or December 31, 2018. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion(1)	$648,058	$554,677	$675,229	$582,370

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

Additionally, the fair value of the other equity investments acquired as part of the 2015 purchase of our joint venture partners’ interest in Iconix China was approximately $1.0 million as of March 31, 2019 with the changes in the fair value of the investment recorded in Other Income in the Company’s condensed consolidated statement of operations.

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

7. Fair Value Option

The Company accounts for its 5.75% Convertible Notes under the fair value option.  The fair value carrying amount of the 5.75% Convertible Notes as of March 31, 2019 and December 31, 2018 is $26.3 million and $48.1 million, respectively, as compared to the contractual principal outstanding balance which is $105.7 million and $109.7 million as of March 31, 2019 and December 31, 2018, respectively. The change of $20.0 million and $24.3 million in the fair value of the 5.75% Convertible Notes accounted for under the fair value option are included in the Company’s condensed consolidated statement of operations for the Current Quarter and Prior Year Quarter, respectively, within Other Income.

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

8. Debt Arrangements

The Company’s debt obligations consist of the following:

	March 31, 2019	December 31, 2018
Senior Secured Notes	$358,079	$365,481
Variable Funding Note, net of original issue discount	96,298	95,273
Senior Secured Term Loan, net of original issue discount	171,355	171,137
5.75% Convertible Notes(1)	26,307	48,076
Unamortized debt issuance costs	(3,981)	(4,738)
Total debt	648,058	675,229
Less current maturities	61,391	54,263
Total long-term debt	$586,667	$620,966

(1)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018.  The actual principal outstanding balance of the 5.75% Convertible Notes is $105.7 million and $109.7 million as of March 31, 2019 and December 31, 2018, respectively.

Senior Secured Notes and Variable Funding Note

On November 29, 2012, Icon Brand Holdings, Icon DE Intermediate Holdings LLC, Icon DE Holdings LLC and Icon NY Holdings LLC, each a limited-purpose, bankruptcy remote, wholly-owned direct or indirect subsidiary of the Company, (collectively, the “Co-Issuers”) issued $600.0 million aggregate principal amount of Series 2012-1 4.229% Senior Secured Notes, Class A-2 (the “2012 Senior Secured Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allowed for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent.  The Variable Funding Notes are governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Securitization Notes Indenture. Interest on the Variable Funding Notes is payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, each as defined in the Variable Funding Note Purchase Agreement.  In February 2015, the Company fully drew down the $100.0 million of available funding under the Variable Funding Notes, which remains outstanding as of March 31, 2019.

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

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of March 31, 2019, the Company is in compliance with all covenants under the Securitization Notes.

The Company’s Securitization Notes include a financial test, known as the debt service coverage ratio (“DSCR”) that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to the approximate cash flow available to pay such principal and interest.  As a result of a decline in royalty collections during the twelve months ended March 31, 2019, the DSCR fell below 1.10x as of March 31, 2019.  Beginning April 1, 2019, the Senior Secured Notes are in a Rapid Amortization Event pursuant to the Securitization Notes Indenture.  In rapid amortization, the residual will immediately be used to pay down the principal.

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

In January 2017, in connection with the sale of the Sharper Image intellectual property and related assets, the Company made a mandatory principal prepayment on its Senior Secured Notes of $36.7 million.  The Company wrote off a pro-rata portion of the Senior Secured Notes’ deferred financing costs of $0.5 million.  As a result of this transaction, the quarterly principal payments on the 2012 Senior Secured notes and 2013 Senior Secured Notes were reduced to $9.9 million and $4.5 million, respectively.

In July 2017, in connection with the sale of the businesses underlying the Entertainment segment, the Company made a mandatory principal prepayment on its Senior Secured Notes of $152.2 million.  The Company wrote off a pro-rata portion of the Senior Secured Notes’ deferred financing costs of $2.0 million as well as paid a prepayment penalty of $0.3 million.  As a result of this transaction, the quarterly principal payments on the 2012 Senior Secured Notes and 2013 Senior Secured Notes were reduced to $7.3 million and $3.4 million, respectively.

As of March 31, 2019 and December 31, 2018, the total outstanding principal balance of the Securitization Notes was $458.1 million and $465.5 million, respectively, of which $46.0 million is included in the current portion of long-term debt on the consolidated balance sheet. As of March 31, 2019 and December 31, 2018, $12.5 million and $15.2 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For Current Quarter and Prior Year Quarter, cash interest expense relating to the Senior Secured Notes was approximately $5.4 million and $5.6 million, respectively.

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

Prior to the First Amendment (as discussed below), borrowings under the Senior Secured Term Loan were to amortize quarterly at 0.5% of principal, commencing on September 30, 2017. IBG Borrower was obligated to make mandatory prepayments annually from excess cash flow and periodically from net proceeds of certain asset dispositions and from net proceeds of certain indebtedness, if incurred (in each case, subject to certain exceptions and limitations provided for in the Senior Secured Term Loan).

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

As a result of the First Amendment, on October 27, 2017, the Company repaid $231.0 million on the Senior Secured Term Loan which represented $240.7 million of outstanding principal balance.  As this transaction was accounted for as a debt modification in accordance ASC 470-50-40, and based on the Company’s accounting policy for debt modifications, the Company wrote-off a pro-rata portion of the original issue discount and deferred financing costs of $9.3 million and $5.4 million, respectively.  As a result of this transaction, the Company’s outstanding principal balance of the Senior Secured Term Loan was reduced to $57.8 million at that time.

On November 2, 2017, the Company drew down the full amount of $25.0 million on the First Delayed Draw Term Loan, of which the Company received $24.0 million in cash, net of the $1.0 million of original issue discount.

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

In connection with the Second Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the Senior Secured Term Loan (“Flex”) and ticking fees on the unfunded portion of the loan. The Second Amendment allows, among other things, for cash payments on account of the Flex and ticking fees to be paid from the proceeds of the First Delayed Draw Term Loan, which was previously fully funded in accordance with the terms of the Senior Secured Term Loan. After giving effect to the additional Flex provided in the Second Amendment, the Company estimated that it could be responsible for payments on account of Flex in an aggregate total amount of up to $12.0 million.  As of March 31, 2019, the Company has paid a total of approximately $5.0 million in Flex.  The Company has recorded this amount against the outstanding principal balance of Senior Secured Term Loan on the Company’s consolidated balance sheet and is being amortized over the remaining term of Senior Secured Term Loan.

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

Fourth Amendment

The Company, through IBG Borrower, entered into the Fourth Amendment to the Senior Secured Term Loan on March 12, 2018. The Fourth Amendment provided, among other things, that the funding date for the Second Delayed Draw Term Loan would be March 14, 2018 instead of March 15, 2018.  The conditions to the availability of the Second Delayed Draw Term Loan were satisfied as of March 14, 2018 due, in part, to the transactions contemplated by the Note Exchange, and the Company was able to draw on the Second Delayed Draw Term Loan. On March 14, 2018, the Company drew down $110 million under the Second Delayed Draw Term Loan and used those proceeds, along with cash on hand, to make a payment to the trustee under the indenture governing the 1.50% Convertible Notes to repay the remaining 1.50% Convertible Notes at maturity on March 15, 2018.

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

As of March 31, 2019 and December 31, 2018, the outstanding principal balance of the Senior Secured Term Loan was $171.4 million (which is net of $17.1 million of original issue discount) and $171.1 million (which is net of $18.3 million of original issue discount), respectively, of which $15.4 million and $11.6 million is recorded in current portion of long term debt on the Company’s consolidated balance sheet, respectively.

The Company recorded cash interest expense of approximately $4.5 relating to the Senior Secured Term Loan in the Current Quarter as compared to $2.2 million in the Prior Year Quarter.

The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $1.3 million relating to the Senior Secured Term Loan, included in interest expense on the consolidated statement of operations, during the Current Quarter as compared to $0.5 million during the Prior Year Quarter.

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

During the Current Quarter, certain noteholders converted an aggregate outstanding principal balance of $4.0 million of their 5.75% Convertible Notes into approximately 0.2 million shares of the Company’s common stock.  Pursuant to the Indenture, the Company also made Conversion Make-Whole Payments of approximately 0.8 million shares of the Company’s common stock to those converting noteholders.  As a result of the difference in the fair market value versus the carrying value of the 5.75% Convertible Notes that were converted during the Current Quarter, an aggregate $0.2 million loss was recorded within Other Income in the Company’s condensed consolidated statement of operations in the Current Quarter.

The Company has elected to account for the 5.75% Convertible Notes based on the Fair Value Option accounting as outlined in ASC 825.  Refer to Note 8 for further details.  As of March 31, 2019 and December 31, 2018, while the debt balance recorded at fair value on the Company’s consolidated balance sheet is $26.3 million and $48.1 million, respectively, the actual outstanding principal balance of the 5.75% Convertible Notes is $105.7 million and $109.7 million, respectively.

The Company recorded interest expense of approximately $1.5 million relating to the 5.75% Convertible Notes in the Current Quarter as compared to $0.7 million in the Prior Year Quarter.

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

On February 22, 2018, the Company completed the Note Exchange.  On March 15, 2018, the Company repaid the remaining outstanding principal balance of $111.2 million of the 1.50% Convertible Notes with the proceeds of the Second Delayed Draw Term Loan of $110 million plus cash on hand, and no further 1.50% Convertible Notes remained outstanding.  The exchange of the 1.50% Convertible Notes for the 5.75% Convertible Notes was accounted for as a debt extinguishment in accordance with ASC 470 and resulted in the Company recording a gain on extinguishment of debt of $4.5 million, which is recorded in the Company’s condensed consolidated statement of operations in the Prior Year Quarter.

For the Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $2.4 million representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.  For the Prior Year Quarter, the Company recorded cash interest expense relating to the 1.50% Convertible Notes of approximately $0.7 million.

Debt Maturities

As of March 31, 2019, the Company’s debt maturities on a calendar year basis are as follows:

	Total	April 1 through December 31, 2019	2020	2021	2022	2023	Thereafter
Senior Secured Notes	$358,079	$35,291	$42,693	$42,693	$42,693	$42,693	$152,016
Variable Funding Notes(1)	$96,298	—	—	—	—	—	96,298
Senior Secured Term Loan(2)	$171,355	10,606	19,284	19,284	122,181	—	—
5.75% Convertible Notes(3)	$26,307	—	—	—	—	26,307	—
Total	$652,039	$45,897	$61,977	$61,977	$164,874	$69,000	$248,314

(1)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the unaudited condensed consolidated balance sheet as of March 31, 2019.  The actual principal outstanding balance of the Variable Funding Notes is $100.0 million as of March 31, 2019.

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the unaudited condensed consolidated balance sheet as of March 31, 2019.  The actual principal outstanding balance of the Senior Secured Term Loan is $188.5 million as of March 31, 2019.

(3)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the unaudited condensed consolidated balance sheet as of March 31, 2019.  The actual principal outstanding balance of the 5.75% Convertible Notes is $105.7 million as of March 31, 2019.

9. Stockholders’ Equity

2016 Omnibus Incentive Plan

On November 4, 2016, the Company’s stockholders approved the Company’s 2016 Omnibus Incentive Plan (“2016 Plan”).  The 2016 Plan replaced and superseded the Amended and Restated 2009 Plan.  Under the 2016 Plan, all employees, directors, officers, consultants and advisors of the Company, including those of the Company’s subsidiaries, are eligible to be granted common stock, options or other stock-based awards.  At inception, there were 0.2 million shares of the Company’s common stock available for issuance under the 2016 Plan.  The 2016 Plan was amended at the 2017 Annual Meeting of Stockholders to increase the number of shares available under the plan by 0.19 million shares.

Shares Reserved for Issuance

As of March 31, 2019, there were approximately 0.6 million common shares available for issuance under the 2016 Plan.

Reverse Stock Split

On March 14, 2019, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its common stock.  No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of common stock had their holdings rounded up to the next whole share.  Proportional adjustments were made to the Company’s outstanding stock options and other equity securities and to the Company’s incentive plans, and the conversion ratio of the 5.75% Convertible Notes, to reflect the Reverse Stock Split, in each case, in accordance with the terms thereof.  Unless the context otherwise requires, all share and per share amounts in this quarterly report on Form 10-Q have been adjusted to reflect the Reverse Stock Split.

Stock Options

Stock options outstanding and exercisable as of March 31, 2019 were issued under previous equity incentive plans of the Company.  There was no grants of stock options or warrants and no compensation expense related to stock option grants or warrant grants during the Current Quarter or Prior Year Quarter as all prior awards have been fully expensed.

As of March 31, 2019, there was a total of 1,500 stock options outstanding and exercisable at a weighted average exercise price of $171.60.  During the Current Quarter, there were no canceled, exercised or expired/forfeited stock options.  The weighted average contractual term (in years) of options outstanding and exercisable as of March 31, 2019 was 0.48.

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

The following table summarizes information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2019	315,396	$108.60
Granted	175,000	1.50
Vested	(86,975)	8.65
Forfeited/Canceled	(296)	75.20
Non-vested, March 31, 2019	403,125	$87.45

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

Compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) for the Current Quarter and Prior Year Quarter was approximately $0.2 million and $0.5 million, respectively.

An additional amount of $0.7 million of expense of compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) is expected to be expensed evenly over a period of approximately two years.

For both the Current Quarter and Prior Year Quarter, the Company repurchased shares valued at less than $0.1 million of its common stock in connection with net share settlement of restricted stock grants and option exercises.

Retention Stock

On January 7, 2016, the Company awarded to certain employees a retention stock grant of approximately 1.3 million shares in the aggregate with a then current value of approximately $7.5 million.  The awards cliff vest in three years based on the Company’s total shareholder return measured against a peer group, as described in the Company’s Form 10-K/A filed on April 29, 2016.  The grant date fair value of the awards issued on January 7, 2016 was $42.50.  As of December 31, 2018, pursuant to the terms of the awards and based upon the Company’s performance over the vesting period, no shares were issued upon expiration of the grant.

Mr. John Haugh, the Company’s former Chief Executive Officer, was issued an Employment Inducement Award pursuant to his employment agreement.  The terms of the Employment Inducement Award are similar to the retention stock awards provided to all other employees as described above.  The grant date fair value of Mr. Haugh’s award issued on February 23, 2016 was $57.50 .  As of June 15, 2018, Mr. Haugh, the Company’s former Chief Executive Officer and President, was no longer an employee of the Company or member of the Company’s board of directors.  As of Mr. Haugh’s termination date, given that the retention stock awards were not earning out, the vesting of shares associated with Mr. Haugh’s awards resulted in zero shares issuable.

On October 15, 2018, the Company hired Robert C. Galvin as its Chief Executive Officer and President and was appointed to the Company’s board of directors.  Mr. Galvin was issued an Employment Inducement Award pursuant to his employment agreement.  The terms of the Employment Inducement Award are similar to the retention stock awards provided to other employees as described above.  The grant date fair value of Mr. Galvin’s award issued on October 15, 2018 was $1.80.

Compensation expense related to the retention stock awards was approximately $0.1 million and $0.2 million for the Current Quarter and Prior Year Quarter, respectively.  An additional amount of $0.4 million of expense of compensation expense related to Mr. Galvin’s retention stock awards is expected to be expensed evenly over a period of approximately 2.5 years.

Long-Term Incentive Compensation

On March 31, 2016, the Company approved a new grant for long-term incentive compensation (the “2016 LTIP”) for key employees and granted equity awards under the 2016 LTIP in the aggregate amount of approximately 0.1 million shares at a weighted average share price of $73.10 with a then current value of approximately $5.2 million. The awards granted were a combination of restricted stock units (“RSUs”) and target level performance stock units (“PSUs”). The RSUs for each grantee vest in three equal installments annually over a three-year period. Other than for Mr. Haugh, the PSUs cliff vest over three years based on the achievement of an aggregate adjusted operating income performance target established by the Compensation Committee.  Subject to his continued employment, one-third of Mr. Haugh’s PSUs were to be converted to time-based awards on December 31, 2016, December 31, 2017 and December 31, 2018, based on the achievement of aggregate adjusted operating income performance targets established by the Compensation Committee, and such time-based awards shall vest and be settled on December 31, 2018.  As noted above, as of Mr. Haugh’s termination date, approximately 18 thousand shares of this award vested and were issued on December 31, 2018 and the Company accelerated approximately $0.3 million of stock compensation expense for these awards.  Additionally, given Mr. Haugh’s termination date, the one-third of awards that would have converted to time-based awards on December 31, 2018 were forfeited and the Company reversed approximately $0.6 million of stock compensation expense for this tranche.  For the Current Quarter, no shares were forfeited in respect of the 2016 LTIP.  As of March 31, 2019, less than 0.1 million vested, but were issued in April 2019 and thus have been included in the Company’s weighted average diluted shares count.

On March 7, 2017, the Company approved a new grant for long-term incentive compensation (the “2017 LTIP”) for certain employees and granted equity awards under the 2017 LTIP in the aggregate amount of approximately 0.1 million shares at a weighted average share price of $75.20 with a then current value of $6.6 million.  The awards granted were a combination of RSUs and target level PSUs.  The material terms of the PSUs and RSUs are substantially similar to those set forth in the 2016 LTIP.  Specifically, the RSUs vest one third annually on each of March 30, 2018, March 30, 2019 and March 30, 2020.  The PSUs vest based on performance metrics approved by the Compensation Committee, which, for the performance period commencing January 1, 2017 and ending on December 31, 2019, are based on the Company’s achievement of an aggregate adjusted operating income performance target as set forth in the applicable award agreements, and continued employment through December 31, 2019.  For the Current Quarter, less than 0.1 million shares were forfeited in respect of the 2017 LTIP.  The weighted average remaining contractual term (in years) of the PSUs is one year.

On March 15, 2018, the Company approved a new grant for long-term incentive compensation (the “2018 LTIP”) for certain employees which consisted of (i) equity awards in the aggregate amount of approximately 0.2 million shares at a weighted average share price of $13.80 with a then current value of $3.1 million and (ii) cash awards in the aggregate amount of approximately $3.1 million.  The awards granted were a combination of PSUs and cash (the “Cash Grant”).  The Cash Grants comprising the 2018 LTIP vest in 48 equal semi-monthly installments on the 15th and last days of each month, beginning March 31, 2018 and ending March 15, 2020, subject in each case to continued employment through the applicable vesting date.  Each installment is paid within 15 days of the applicable vesting date.  Upon the end of an employee’s employment with the Company, any remaining unpaid portion of the Cash Grant is forfeited.  The PSUs vest based on performance metrics approved by the Compensation Committee over three separate performance periods, commencing on January 1 of each of 2018, 2019 and 2020 and ending on December 31 of each of 2018, 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted operating income performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date.  For the Current Quarter, less than 0.1million shares were forfeited in respect of the 2018 LTIP.  The weighted average remaining contractual term (in years) of the PSUs is two years.

On March 15, 2019, the Company approved a new grant for long-term incentive compensation (the “2019 LTIP”) for certain employees which consisted of (i) equity awards in the aggregate amount of approximately 0.4 million shares at a weighted average share price of $2.02 with a then current value of $0.8 million and (ii) cash awards in the aggregate amount of approximately $1.0 million.  The awards granted were a combination of PSUs and cash (the “Cash Grant”).  As part of the 2019 LTIP, pursuant to his employment agreement, the Company’s Chief Executive Officer and President, is entitled to receive a number of shares of the Company’s common stock with an aggregate fair market value of $0.3 million and which will be granted in the second quarter of 2019 upon final execution of the RSU agreement.  The Cash Grant and the PSUs vest based on performance metrics approved by the Compensation Committee over two separate performance periods, commencing on January 1 of each of 2019 and 2020 and ending on December 31 of each of 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted EBITDA performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date.  The weighted average remaining contractual term (in years) of the PSUs is two years.

In the Current Quarter, the Company recognized a compensation benefit related to the PSUs granted as part of the long-term incentive plans of $0.1 million as compared to compensation expense of $0.3million in the Prior Year Quarter.  An additional amount of $0.7 million of expense of compensation expense related to the PSUs granted is expected to be expensed evenly over a period two years.

10. Earnings Per Share

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards and stock options, approximately 0.3 million shares were anti-dilutive, as compared to approximately 0.6 million shares that were anti-dilutive for the Prior Year Quarter.

For the Current Quarter, none of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive as compared to all (or approximately 0.8 million) of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive in the Prior Year Quarter.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Basic	8,465	5,912
Effect of convertible notes subject to conversion	36,269	2,324
Effect of assumed vesting of dilutive shares	52	—
Diluted	44,786	8,235

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

	Three Months Ended March 31,
	2019	2018
For earnings (loss) per share - basic:
Net income attributable to Iconix Brand Group, Inc.	$17,945	$27,756
Accretion of redeemable non-controlling interest	28	(2,483)
Net income attributable to Iconix Brand Group, Inc. after the effect of accretion of redeemable non-controlling interest for basic earnings (loss) per share	$17,973	$25,273

For earnings (loss) per share - diluted:
Net income attributable to Iconix Brand Group, Inc.	$17,945	$27,756
Effect of potential conversion of 5.75% Convertible Notes	(18,244)	(16,280)
Accretion of redeemable non-controlling interest	28	(2,483)
Net income attributable to Iconix Brand Group, Inc. after the effect of potential conversion of 5.75% Convertible Notes and accretion of redeemable non-controlling interest for diluted earnings (loss) per share	$(271)	$8,993

Earnings (loss) per share:
Basic	$2.12	$4.28
Diluted	$(0.01)	$1.09
Weighted average number of common shares outstanding:
Basic	8,465	5,912
Diluted	44,786	8,235

11. Contingencies

In May 2016, Supply Company, LLC, referred to as Supply, a former licensee of the Ed Hardy trademark, commenced the action against the Company and its affiliate, Hardy Way, LLC, referred to as Hardy Way (the Company and Hardy Way are collectively referred to as the Iconix Defendants) seeking damages of $50 million, including punitive damages, attorneys’ fees and costs.  Supply alleges that Hardy Way breached the parties’ license agreement by failing to reimburse Supply for markdown reimbursement requests that Supply received from a certain retailer.  Supply also alleges that the Company is liable for fraud because it made purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark in order to induce Supply to enter into the license agreement and to induce Supply to enter into a separate agreement with a certain retailer.  The Iconix

Defendants are vigorously defending against the claims, and have filed a motion to dismiss the Complaint, which is awaiting Court decision.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

On May 1, 2017, 3TAC, LLC, referred to as 3TAC, a former licensee of the Company, and West Loop South, LLC, referred to as West Loop (3TAC and West Loop collectively referred to as Plaintiffs), filed a second amended complaint against the Company, its affiliate, IP Holdings Unltd., LLC, referred to as IPHU, and the Company’s former CEO, Neil Cole (the Company, IPHU, and Cole are collectively referred to as the Iconix Parties), in the action captioned 3TAC, LLC and West Loop South, LLC v. Iconix Brand Group, Inc., IP Holdings Unltd, LLC and Neil Cole, Case No. 16-cv-08795-GBD-RWL in the United States District Court for the Southern District of New York.  Plaintiffs asserted claims for breach of contract, tortious interference with contract and business relations, unjust enrichment, trade libel, unfair competition and prima facie tort relating to the Iconix Parties’ alleged breach of a Global License Agreement, as amended, between 3TAC and IPHU concerning intellectual property rights in and to the Marc Ecko brands, the Iconix Parties’ alleged interference with 3TAC’s performance thereunder, and the Iconix Parties’ alleged interference with a related sublicense between 3TAC and West Loop.  On October 27, 2017, Judge Katherine B. Forrest granted the Iconix Parties’ motion to dismiss Plaintiffs’ unjust enrichment, trade libel, unfair competition and prima facie tort claims.  Plaintiffs filed a Third Amended Complaint on June 11, 2018, in which no new claims were asserted, and the only additional allegations are related to the allegedly “inconsistent” exclusive license of New Rise Brand Holdings, LLC. On April 24, 2019, the parties entered into a definitive settlement agreement resolving all claims against Iconix in this action, as well as in respect of the Gerszberg action referenced below.

On November 1, 2017, Seth Gerszberg, referred to as Gerszberg, and EGRHC, LLC, referred to as EGRHC (Gerszberg and EGRHC collectively referred to as Plaintiffs) (with EGRHC suing in its capacity as a successor-in-interest to Suchman, LLC, referred to as Suchman, a company wholly-owned by Gerszberg that entered into a joint venture with the Company pursuant to which they formed IP Holdings Unltd, LLC, referred to as IPHU), filed an action captioned Gerszberg and EGRHC v. Iconix Brand Group, Inc., IP Holdings Unltd, LLC and Neil Cole, Case No. 17-cv-08421-GBD-RWL in the United States District Court for the Southern District of New York.  Plaintiffs asserted claims against the Company, IPHU, and Neil Cole (collectively referred to as the Iconix Parties) for breach of IPHU’s Operating Agreement and related breaches of fiduciary duties, breach of an agreement pursuant to which the Company bought out Suchman’s interest in IPHU and fraudulent inducement and unjust enrichment regarding that buyout agreement; and also asserted claims for fraudulent inducement regarding the fourth amendment of the Global License Agreement between 3TAC, LLC and IPHU concerning the intellectual property rights in and to the Marc Ecko brands.  On May 7, 2018, Judge Katherine B. Forrest dismissed the breach of fiduciary duty, breach of the IPHU Operating Agreement, and unjust enrichment claims; and limited the fraudulent inducement claim to the Fourth Amendment of the Global License Agreement and limited the breach of the Buyout Agreement claim to the warranty as to no governmental investigation. On April 24, 2019, the parties entered into a definitive settlement agreement resolving all claims against Iconix in this action, as well as in the 3TAC action referenced above.

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

12. Related Party Transactions

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  In the case of Sports Direct International plc (“Sports Direct”), the Company maintains license agreements with Sports Direct, but in addition, during the Prior Year Quarter, the Company entered into a cooperation agreement with Sports Direct that allowed Sports Direct to appoint two members to the Company’s Board of Directors.  For the Current Quarter and Prior Year Quarter, the Company recognized the following royalty revenue amounts:

	Three Months Ended March 31,
	2019	2018
Joint Venture Partner
Global Brands Group Asia Limited	$6,878	$5,629
Rise Partners, LLC / Top On International Group Limited	—	242
M.G.S. Sports Trading Limited	116	153
Pac Brands USA, Inc.	28	100
Albion Equity Partners LLC / GL Damek	594	585
Anthony L&S	—	17
MHMC	7	732
Sports Direct International plc	126	—
	$7,749	$7,458

13. Income Taxes

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

With the exception of the Buffalo brand joint venture, Iconix Middle East joint venture, Diamond Icon joint venture and Umbro China joint venture, the Company is not responsible for the income taxes related to the non-controlling interest’s share of the joint venture’s earnings.  Therefore, the tax liability associated with the non-controlling interest share of the joint venture’s earnings is not reported in the Company’s income tax expense, despite the joint venture’s entire income being consolidated in the Company’s reported income before income tax expense.  As such, the joint venture’s earnings have the effect of lowering our effective tax rate.  This effect is more pronounced in periods in which joint venture earnings are higher relative to our other earnings.  Since the Buffalo brand joint venture is a taxable entity in Canada, the Iconix Middle East joint venture and Diamond Icon joint venture are taxable entities in the United Kingdom, the Company is required to report its tax liability, including taxes attributable to the non-controlling interest, in its statement of operations.  All other consolidated joint ventures are partnerships and treated as pass-through entities not subject to taxation in their local tax jurisdiction, and therefore the Company includes only the tax attributable to its proportionate share of income from the joint venture in income tax expense.

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

The Company’s consolidated effective tax rate from continuing operations for the Current Quarter was 8.5% which resulted in a $2.0 million income tax expense as compared to the consolidated effective tax rate from continuing operations for the Prior Year Quarter of 5.1% which resulted in a $1.7 million income tax provision.  The increase in the effective tax rate resulted from a decrease in pretax income resulting from mark to market adjustments for the Current Quarter, for which there is no tax expense. The Company’s tax expense and effective tax rate is also impacted by taxes based on sources other than pretax income which remained consistent with the prior year.

Management has not recorded a tax provision for current ongoing tax examinations; however, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

The Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes which, generally, can be used to reduce future taxable income. Use of the NOL carryforwards is limited under Section 382 of the Internal Revenue Code, as we have had a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code. These complex changes of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of our stock, including certain public “groups” of shareholders as set forth under Section 382 of the Internal Revenue Code, including those arising from new stock issuances and other equity transactions.  Some of these NOL carryforwards will expire if they are not used within certain periods. At this time, we consider it more likely than not that we will not have sufficient taxable income in the future that will allow us to realize these NOL carryforwards.

14. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the Current Quarter and Prior Year Quarter:

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2018	$(53,068)	$—	$(53,068)
Changes before reclassifications	(1,724)	—	(1,724)
Current period other comprehensive income	(1,724)	—	(1,724)
Balance at March 31, 2019	$(54,792)	$—	$(54,792)

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2017	$(48,103)	$(3,177)	$(51,280)
Changes before reclassifications	2,761	—	2,761
Cumulative adjustment for adoption of ASU 2016-01	—	3,177	3,177
Current period other comprehensive income	2,761	3,177	5,938
Balance at March 31, 2018	$(45,342)	$—	$(45,342)

15. Segment and Geographic Data

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

Reportable data for the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2019	2018
Licensing revenue:
Women's	$8,367	$16,598
Men's	10,935	9,945
Home	3,490	6,512
International	13,150	15,493
	$35,942	$48,548
Operating income (loss):
Women's	$7,627	$14,628
Men's	7,546	5,874
Home	3,006	5,743
International	8,423	6,486
Corporate	(8,204)	(17,197)
	$18,398	$15,534

16. Other Assets- Current and Long-Term

Other Assets - Current

	March 31, 2019	December 31, 2018
Other assets - current consisted of the following:
US federal tax receivables	$15,855	$16,757
Prepaid advertising	923	1,100
Prepaid expenses	2,549	2,451
Deferred charges	—	—
Prepaid taxes	3,094	1,755
Prepaid insurance	1,279	1,446
Due from related parties	3,889	3,903
Other current assets	546	645
Other current assets	$28,135	$28,057

	March 31,	December 31,
	2019	2018
Other noncurrent assets consisted of the following:
Prepaid Interest	$5,219	$5,496
Deposits	482	482
Other noncurrent assets	—	1
Other noncurrent assets	$5,701	$5,979

17. Leases

The Company is a lessee in several noncancelable operating leases, primarily for its corporate office, additional office space and certain office equipment.  Beginning January 1, 2019, the Company accounts for leases in accordance with ASC Topic 842, Leases.  Refer to Note 20.  The Company determines if an arrangement is or contains a lease at contract inception.  The Company recognizes a right of use (ROU) asset and a lease liability at the lease commencement date.

For operating leases, the ROU asset is initially measured at the initial measurement amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the lease incentive received.  For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.  Lease expense is recognized on a straight-line basis over the lease term.

Variable lease payments associated with the Company’s leases are recognized in the period in which the obligation for those payments is incurred.  Variable lease payments are presented as operating expense in the Company’s condensed consolidated statement of operations in the same line item as expense arising from fixed lease payments.

Operating lease ROU assets are presented as operating lease right of use assets within non-current assets on the consolidated balance sheet.  The current portion of operating lease liabilities is included in other current liabilities and the long-term portion is included in other liabilities on the consolidated balance sheet.

The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less.  The Company recognizes the lease payments associated with its short-term leases of office space and office equipment as an expense on a straight-line basis over the lease term.  The Company’s leases may include nonlease components such as common area maintenance.  The Company has elected the practical expedient to account for the lease and nonlease components as a single lease component, therefore, for all of our operating leases, the lease payments used to measure the lease liability include all of the fixed consideration in the contract.

The Company’s operating leases expire over the next five years.  The Company’s operating leases may contain renewal options however, because the Company is not reasonably certain to exercise these renewal options, the options are not included in the lease term and associated potential option payments are excluded from lease payments. Payments due under the lease contracts include fixed payments and in certain of the Company’s leases, variable payments.  Variable lease payments consist of the Company’s proportionate share of the building’s property taxes, insurance, electricity and other common area maintenance costs.

For the Current Quarter, components of lease cost were as follows:

Three Months Ended March 31, 2019
Operating lease cost	$549
Short-term lease cost	127
Variable lease cost	159
$835

For the Prior Year Quarter, minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent.  Rental expense for operating leases during the Prior Year Quarter amounted to $0.9 million.

As of March 31, 2019, the operating lease ROU assets and operating lease liabilities were $7.8 million and $10.1 million, respectively.

For the Current Quarter, cash paid for lease liabilities for operating leases was $0.6 million.  Additionally, for the Current Quarter, the Company obtained a ROU asset of $0.1 million exchanged for operating lease obligations of $0.1 million.  In the Current Quarter, there were no reductions to ROU assets resulting from reductions to lease obligations.

Because we generally do not have access to the rate implicit in the lease, the Company utilizes our incremental borrowing rate as the discount rate.  As of March 31, 2019, the weighted average remaining operating lease term is 4.88 years and the weighted average discount rate for the operating leases is 8.61%.

Maturities of lease liabilities under non-cancellable leases for the Current Quarter are as follows:

Operating Leases
Remainder of 2019	$1,889
2020	2,603
2021	2,456
2022	2,166
2023	2,109
Thereafter	1,078
Total undiscounted lease payments	$12,301
Less: Imputed interest	2,246
Total lease liabilities	$10,055

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments under non-cancellable leases were as follows:

Operating Leases
2019	2,650
2020	2,726
2021	2,583
2022	2,191
2023	2,109
Thereafter	1,078
$13,337

18. Other Liabilities – Current

As of March 31, 2019, other current liabilities of $12.7 million relates to amounts due to certain joint ventures that are not consolidated with the Company as well as the current portion of the lease liabilities (refer to Note 17 for further details) as compared to $9.8 million as of December 31, 2018 which relates solely to amounts due to certain joint ventures that are not consolidated with the Company.

19. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company located in Luxembourg, is the Euro.  However, the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and the Prior Year Quarter, the Company recorded a $0.6 million currency translation loss and a $0.6 million currency translation gain, respectively, that is included in the condensed consolidated statement of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and the Prior Year Quarter, the Company recognized as a component of its comprehensive income, a foreign currency translation loss of $1.7 million and foreign currency translation gain of $2.8 million, respectively, due to changes in foreign exchange rates during the Current Quarter and the Prior Year Quarter, respectively.

20. Accounting Pronouncements

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

Additionally, FASB issued ASU No. 2018-11, Targeted Improvements, which allows companies to adopt Topic 842 without revising comparative period reporting or disclosures.  ASU 2016-02 and ASU 2018-11 are effective for the Company and the Company adopted the new standard on January 1, 2019.  The Company adopted ASU 2016-02 using the optional transition approach as of the effective date.  As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (ie. January 1, 2019).  The Company has elected to adopt the package of transition practical expedients and therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification of existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized.  The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date.

The adoption of ASU 2016-02 had a material impact to the Company’s condensed consolidated balance sheet, but did not materially impact the consolidated statement of operations.  The most significant changes to the condensed consolidated balance sheet relate to the recognition of new ROU assets and lease liabilities for operating leases.  The adoption of ASU 2016-02 also had no material impact on operating, investing or financing cash flows in the consolidated statement of cash flows.  See Note 17 for further details.

As a result of adopting ASU 2016-02, the Company recognized operating lease liabilities of $10.4 million (of which $1.7 million was current and $8.7 million was noncurrent) with corresponding ROU assets of $8.0 million as of January 1, 2019.

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

21. Other Matters

During the Current Quarter and the Prior Year Quarter, the Company included in its selling, general and administrative expenses approximately $2.8 million and $2.7 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC and related SDNY investigations and the class action and derivative litigations.

22. Subsequent Events

In April 2019, certain noteholders converted an aggregate outstanding principal balance of $9.2 million of their 5.75% Convertible Notes into approximately 0.5 million shares of the Company’s common stock.  Pursuant to the Indenture, the Company also made Conversion Make-Whole Payments of approximately 1.4 million shares of the Company’s common stock to those converting noteholders.

As of April 30, 2019, there were 10,268,718 shares of the Company’s common stock outstanding.

As previously disclosed, on November 27, 2018, the Company received a written notice from Nasdaq that the Company’s common stock would be delisted from the Nasdaq Global Select Market, due to lack of compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”). Also on November 27, 2018, the Company received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that the Staff of Nasdaq has determined that the Company did not meet the minimum market value of publicly held shares requirement set forth in Nasdaq Listing Rule 5450(b)(3)(c) (the “Minimum Market Value Rule”) as of such date. In accordance with Nasdaq’s procedures, the Company appealed the Nasdaq’s determination by requesting a hearing (the “Hearing”) before a Nasdaq Hearings Panel (the “Panel”) to seek continued listing, which stated the delisting of the Company’s common stock. On January 15, 2019, the Panel granted the Company’s request for continued listing of the Company’s common stock on The Nasdaq Global Select Market pursuant to an extension through May 27, 2019, subject to the condition that the Company regain compliance with its Nasdaq listing rules by such date and provide the Panel with certain interim progress reports.  On April 18, 2019, the Nasdaq informed the Company it has regained compliance with the Minimum Bid Price Rule and it has indicated that this matter relating to the Minimum Bid Price Rule is now closed. The Company remains in a grace period for non-compliance with the Minimum Market Value Rule until May 29, 2019.

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

As of March 31, 2019, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer  ® , Rampage  ® , Mudd  ® , London Fog  ® , Mossimo  ® , Ocean Pacific/OP  ® , Danskin /Danskin Now ® , Rocawear  ®  /Roc Nation  ® , Artful Dodger  ® , Cannon  ® , Royal Velvet  ® , Fieldcrest  ® , Charisma  ® , Starter  ® , Waverly  ® , Ecko Unltd  ®  /Mark Ecko Cut & Sew ® , Zoo York  ® , Umbro  ® and Lee Cooper  ®; and interests in Material Girl  ® , Ed Hardy  ® , Truth or Dare  ® , Modern Amusement  ® , Buffalo  ® , Hydraulic ®  and Pony ® .

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

Globally, the Company has over 50 DTR licenses and more than 400 total licenses.  Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and generally without inventory, production or distribution costs or risks, and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows.  As of April 1, 2019, the Company and its joint ventures had a contractual right to receive over $395 million of minimum licensing revenue over the balance and the terms of their current licenses, excluding any renewals.

The Company’s OP DTR license agreement at Walmart was not renewed upon expiration in June 2017. The Company’s Starter DTR license agreement at Walmart was not renewed upon expiration in December 2017. In October 2017, the Company also announced that Starter is now available on Amazon exclusively to Amazon Prime members. Additionally, the Danskin Now license agreement with Walmart was not renewed upon its expiration in January 2019. The Company’s Mossimo DTR license agreement at Target was not renewed upon expiration in October 2018. The Company’s Material Girl license agreement with Macy’s will not be renewed upon its expiration in January 2020. The Company‘s Royal Velvet license agreement with JC Penney was not renewed upon its expiration in January 2019. The Company is actively seeking to place OP, Danskin, Mossimo, Material Girl and Royal Velvet with new or existing licensees. At this time, the Company is uncertain how the terms and conditions of any potential replacement licensing arrangements could affect its future revenues and cash flows.

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

Therefore, the Company has disclosed these reportable segments for the periods shown below.

	Three Months Ended March 31,
	2019	2018
Licensing revenue:
Women's	$8,367	$16,598
Men's	10,935	9,945
Home	3,490	6,512
International	13,150	15,493
	$35,942	$48,548
Operating income (loss):
Women's	$7,627	$14,628
Men's	7,546	5,874
Home	3,006	5,743
International	8,423	6,486
Corporate	(8,204)	(17,197)
	$18,398	$15,534

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total revenue for the Current Quarter was $35.9 million, a 26% decrease as compared to $48.5 million for the Prior Year Quarter. The women’s segment decreased 50% from $16.6 million in the Prior Year Quarter to $8.4 million in the Current Quarter primarily due to a decrease in licensing revenue from our Joe Boxer brand as a result of the bankruptcy of Sears Holdings Corporation (the “Sears Bankruptcy”) as well as our Mossimo and Danskin brands as they transition from their historical DTR relationships. The men’s segment increased 10% from $9.9 million in the Prior Year Quarter to $10.9 million in the Current Quarter mainly due to strength in our Starter and Buffalo brands. The home segment decreased 46% from $6.5 million in the Prior Year Quarter to $3.5 million in the Current Quarter mainly due to weakness in our Cannon brand as a result of the Sears Bankruptcy and our Royal Velvet brand as it transitions from its historical DTR relationship. The international segment decreased 15% from $15.5 million in the Prior Year Quarter to $13.2 million in the Current Quarter, mainly due to a $1.7 million decrease of replica jersey sales from our Diamond Icon joint venture in the Prior Year Quarter.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $18.1 million for the Current Quarter as compared to $33.6 million for the Prior Year Quarter, a decrease of $15.5 million or 46%. SG&A from the women’s segment decreased 45% from $2.4 million in the Prior Year Quarter to $1.3 million in the Current Quarter mainly due to a $0.8 million decrease in advertising. SG&A from the men’s segment decreased 16% from $4.0 million in the Prior Year Quarter to $3.4 million in the Current Quarter primarily due to a $1.1 million write off of a note receivable in the Prior Year Quarter. SG&A from the home segment decreased 37% from $0.8 million in the Prior Year Quarter to $0.5 million in the Current Quarter mainly due to a $0.2 million decrease in advertising costs. SG&A from the international segment decreased 40% from $8.6 million in the Prior Year Quarter to $5.1 million in the Current Quarter mainly due to a $1.6 million decrease in cost of goods sold due to replica jersey sales by our Diamond Icon joint venture. Corporate SG&A decreased 56% from $17.9 million in the Prior Year Quarter to $7.8 million in the Current Quarter primarily due to $6.1 million decrease in professional fees and a $3.8 million decrease in compensation costs.

Depreciation and Amortization. Depreciation and amortization was $0.5 million for the Current Quarter, compared to $0.7 million in the Prior Year Quarter, a decrease of $0.2 million primarily as a result of lower depreciation costs.

Equity Earnings on Joint Ventures. Equity earnings on joint ventures was $1.0 million for the Current Quarter, compared to $0.1 million for the Prior Year Quarter. The increase was primarily due to a $0.7 million increase in income in our Iconix SE Asia joint venture.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was zero for the Current Quarter, as compared to $1.1 million in the Prior Year Quarter. The gain in the Prior Year Quarter was related to the completion of the sale of the Sharper Image and Badgley Mischka trademarks in certain of the Company’s international joint ventures.

Operating Income. Total operating income for the Current Quarter increase to $18.4 million, or approximately 51% of total revenue, compared to approximately $15.5 million or approximately 32% of total revenue in the Prior Year Quarter. Operating income from the women’s segment was $7.6 million in the Current Quarter compared to $14.6 million in the Prior Year Quarter. Operating income from the men’s operating segment was $7.5 million in the Current Quarter compared to $5.9 million in the Prior Year Quarter. Operating income from the home segment was $3.0 million in the Current Quarter compared to $5.7 million in the Prior Year Quarter. Operating income from the international segment was $8.4 million in the Current Quarter compared to $6.5 million in the Prior Year Quarter. Corporate operating loss was $8.2 million in the Current Quarter compared to operating loss of $17.2 million in the Prior Year Quarter.   The change in operating income quarter over quarter is related to the changes in the accounts noted above.

Other Expenses (income)-Net. Other expenses (income)- net was approximately income of $4.9 million for the Current Quarter as compared to income of $16.7 million for the Prior Year Quarter, a decrease of $11.9 million. The decrease was primarily related to (i) a gain of $20.0 million in the Current Quarter as compared to a gain of $24.3 million in the Prior Year Quarter related to the mark-to-market adjustment from the Company’s 5.75% Convertible Notes based on the Company’s accounting treatment which requires the fair value of the debt at the end of each period related to the mark-to-market adjustment from the Company’s 5.75% Convertible Notes based on the Company’s accounting treatment which requires the fair value of the debt at the end of each period and (ii) a one-time gain of $4.5 million in the Prior Year Quarter on the extinguishment of debt.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 8.5% resulting in a $1.9 million income tax expense, as compared to an effective income tax rate of 5.1% in the Prior Year Quarter resulting in a $1.7 million income tax expense.  The increase in the effective tax rate resulted from a decrease in pretax income resulting from mark to market adjustments for the Current Quarter, for which there is no tax expense. The Company’s tax expense and effective tax rate are also impacted by taxes based on sources other than pretax income which remained consistent with the prior year.

Net Income. Our net income was approximately $21.3 million in the Current Quarter, compared to net income of approximately $30.6 million in the Prior Year Quarter, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements are to refinance or extinguish existing indebtedness and to fund working capital needs.  We currently rely primarily on asset sales and the issuance of indebtedness to refinance existing indebtedness.  At March 31, 2019 and December 31, 2018, our cash totaled $56.1 million and $66.6 million, respectively, not including short-term restricted cash of $13.4 million and $16.0 million, respectively. Our short term restricted cash primarily consists of collection and investment accounts related to our Securitization Notes.

The Company’s Securitization Notes include a financial test, known as the debt service coverage ratio (“DSCR”) that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to the approximate cash flow available to pay such principal and interest.  As a result of a decline in royalty collections during the twelve months ended March 31, 2019, the DSCR fell below 1.10x as of March 31, 2019.  Beginning April 1, 2019, the Senior Secured Notes are in a Rapid Amortization Event pursuant to the Securitization Notes Indenture.  In rapid amortization, the residual will immediately be used to pay down the principal.  The Company will continue to receive its management fee from the Securitization Notes and the Company does not believe the loss of our residual, if any, will have a significant impact on our operations.

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

See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail on our existing debt arrangements.

Operating Activities

Net cash provided by operating activities decreased $23.7 million from net cash provided by operating activities of $21.2 million in the Prior Year Quarter to net cash used in operating activities of $2.5 million in the Current Quarter.  The decrease is primarily due to the decrease in revenues from $48.5 million in the Prior Year Quarter to $35.9 million in the Current Quarter.

Investing Activities

Net cash provided by investing activities increased approximately $3.2 million, from net cash used in investing activities of $2.9 million in the Prior Year Quarter to net cash provided by investing activities of $0.3 million in the Current Quarter. The difference between both periods is primarily due $2.7 million of cash used in the Prior Year Quarter related to the Company’s acquisition of the remaining interest in Iconix Canada of which there was no corresponding amount in the Current Quarter, and the Company’s receipt of $3.0 million in cash from the sale of its interest in Ningbo Material Girl.

Financing Activities

Net cash used in financing activities decreased approximately $27.5 million, from cash used in financing activities of $38.5 million in the Prior Year Quarter to cash used in financing activities of $11.1 million in the Current Quarter. The decrease between both periods is primarily due to the debt financings that occurred in the Prior Year Quarter in which the Company exchanged its outstanding principal balance of its 1.50% Convertible Notes for its 5.75% Convertible Notes in the Prior Year Quarter of which there was no similar transaction in the Current Quarter.

Other Matters

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used. Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its 2018 Annual Report on Form 10-K filed with the SEC on March 28, 2019.

Recent Accounting Pronouncements

See Note 20 of the notes to unaudited condensed consolidated financial statements for recent accounting pronouncements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this Quarterly Report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in our Form 10-K for the fiscal year ended December 31, 2018 and other SEC filings. The words “believe,” “anticipate,” “expect,” “confident,” “project,” “provide,” “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this Quarterly Report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In 2017 and 2018, material weaknesses were identified in certain of the Company’s review and other controls, which have been enumerated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Addressing the Material Weaknesses

The material weaknesses not remediated at December 31, 2018 were in the areas of financial reporting for the modification of our debt, and implementation of the new revenue recognition standard, ASC 606. During 2018 and continuing in 2019, the Company made changes to its internal controls in these areas which included more robust review procedures and seeking accounting consultation from third party advisors proactively, as well as changes in personnel.  No additional internal control issues have been identified in these areas; however, the material weaknesses cannot be considered completely remediated until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  As a result of the foregoing, the principal executive officer and the principal financial and accounting officer concluded that as of March 31, 2019, certain of the Company’s internal controls related to the financial reporting for the modification of our debt, and financial reporting for the new revenue recognition standard, ASC 606, were not effective.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2019, that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed above.

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

On May 1, 2017, 3TAC, LLC, referred to as 3TAC, a former licensee of the Company, and West Loop South, LLC, referred to as West Loop (3TAC and West Loop collectively referred to as Plaintiffs), filed a second amended complaint against the Company, its affiliate, IP Holdings Unltd., LLC, referred to as IPHU, and the Company’s former CEO, Neil Cole (the Company, IPHU, and Cole are collectively referred to as the Iconix Parties), in the action captioned 3TAC, LLC and West Loop South, LLC v. Iconix Brand Group, Inc., IP Holdings Unltd, LLC and Neil Cole, Case No. 16-cv-08795-GBD-RWL in the United States District Court for the Southern District of New York.  Plaintiffs asserted claims for breach of contract, tortious interference with contract and business relations, unjust enrichment, trade libel, unfair competition and prima facie tort relating to the Iconix Parties’ alleged breach of a Global License Agreement, as amended, between 3TAC and IPHU concerning intellectual property rights in and to the Marc Ecko brands, the Iconix Parties’ alleged interference with 3TAC’s performance thereunder, and the Iconix Parties’ alleged interference with a related sublicense between 3TAC and West Loop.  On October 27, 2017, Judge Katherine B. Forrest granted the Iconix Parties’ motion to dismiss Plaintiffs’ unjust enrichment, trade libel, unfair competition and prima facie tort claims.  Plaintiffs filed a Third Amended Complaint on June 11, 2018, in which no new claims were asserted, and the only additional allegations are related to the allegedly “inconsistent” exclusive license of New Rise Brand Holdings, LLC. On April 24, 2019, the parties entered into a definitive settlement agreement resolving all claims against Iconix in this action, as well as in respect of the Gerszberg action referenced below.

On November 1, 2017, Seth Gerszberg, referred to as Gerszberg, and EGRHC, LLC, referred to as EGRHC (Gerszberg and EGRHC collectively referred to as Plaintiffs) (with EGRHC suing in its capacity as a successor-in-interest to Suchman, LLC, referred to as Suchman, a company wholly-owned by Gerszberg that entered into a joint venture with the Company pursuant to which they formed IP Holdings Unltd, LLC, referred to as IPHU), filed an action captioned Gerszberg and EGRHC v. Iconix Brand Group, Inc., IP Holdings Unltd, LLC and Neil Cole, Case No. 17-cv-08421-GBD-RWL in the United States District Court for the Southern District of New York.  Plaintiffs asserted claims against the Company, IPHU, and Neil Cole (collectively referred to as the Iconix Parties) for breach of IPHU’s Operating Agreement and related breaches of fiduciary duties, breach of an agreement pursuant to which the Company bought out Suchman’s interest in IPHU and fraudulent inducement and unjust enrichment regarding that buyout agreement; and also asserted claims for fraudulent inducement regarding the fourth amendment of the Global License Agreement between 3TAC, LLC and IPHU concerning the intellectual property rights in and to the Marc Ecko brands.  On May 7, 2018, Judge Katherine B. Forrest dismissed the breach of fiduciary duty, breach of the IPHU Operating Agreement, and unjust enrichment claims; and limited the fraudulent inducement claim to the Fourth Amendment of the Global License Agreement and limited the breach of the Buyout Agreement claim to the warranty as to no governmental investigation. On April 24, 2019, the parties entered into a definitive settlement agreement resolving all claims against Iconix in this action, as well as in the 3TAC action referenced above.

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

The Company continues to cooperate in the previously disclosed SEC and U.S. Attorney for the Southern District of New York (“SDNY”) investigations.

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

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2018, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to certain trademarks.

As of March 31, 2019, the Company’s consolidated balance sheet reflects debt of approximately $648.1 million (which is net of $4.0 million of debt issuance costs), including (i) securitization debt of $454.4 million (net of original issue discount of $3.7 million) under our Series 2012-1 4.229% Senior Secured Notes, Class A-2, Series 2013-1 4.352% Senior Secured Notes, Class A-2 (collectively, the “Senior Secured Notes”), and the Variable Funding Notes, (ii) senior secured debt of $171.4 million (net of original issue discount of $17.1 million) under our Senior Secured Term Loan, and (iii) subordinated secured debt of $105.7 million (which is recorded in our consolidated balance sheet as of March 31, 2019 at a fair value of $26.3 million) under our 5.75% convertible senior subordinated secured second lien notes due 2023 (the “5.75% Convertible Notes”). We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our outstanding debt obligations:

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

Our licenses with Kohls and Global Brands Group represent, each in the aggregate, our two largest licensees during the three-month period ended March 31, 2019, representing approximately 13% and 19%, respectively, of our total revenue for such period.

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

As of March 31, 2019, goodwill represented approximately $26.1 million, or approximately 4% of the Company’s total consolidated assets, and trademarks and other intangible assets represented approximately $336.1 million, or approximately 54% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities in the Current Quarter.

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 - January 31	7	$1.10	—	$—
February 1 - February 28	26	$1.53	—	$—
March 1 - March 31	10	$2.06	—	$—
Total	43	$1.58	—	$—

*	Amounts purchased represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002**

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: May 15, 2019	/s/ Robert C. Galvin
Robert Galvin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	/s/ John T. McClain
John T. McClain
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)