Form 10-Q
period 2019-06-30
ICONIX BRAND GROUP, INC.
filed 2019-08-13
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 7, 2019, 11,630,515 shares of the registrant’s Common Stock, par value $.001 were outstanding.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$52,426	$66,609
Restricted cash	14,632	16,026
Accounts receivable, net	29,496	37,671
Contract asset	4,924	4,802
Other assets – current	42,800	28,057
Total Current Assets	144,278	153,165
Property and equipment:
Furniture, fixtures and equipment	22,884	22,525
Less: Accumulated depreciation	(18,573)	(17,644)
	4,311	4,881
Other Assets:
Other assets	5,634	5,979
Contract asset	15,968	14,560
Right-of-use asset	7,425	—
Trademarks and other intangibles, net	340,843	337,700
Investments and joint ventures	89,581	89,691
Goodwill	26,099	26,099
	485,550	474,029
Total Assets	$634,139	$632,075
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$46,007	$44,856
Deferred revenue	7,595	5,405
Current portion of long-term debt	67,163	54,263
Other liabilities – current	12,788	9,788
Total Current Liabilities	133,553	114,312
Deferred income tax liability	5,510	4,566
Long-term debt, less current maturities (includes $23,190 and $48,076, respectively, at fair value)	574,978	620,966
Other liabilities	9,195	3,829
Total Liabilities	723,236	743,673
Redeemable Non-Controlling Interest	34,343	34,137
Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.001 par value shares authorized 260,000; shares issued 14,928 and 11,162, respectively	15	11
Additional paid-in capital	1,045,518	1,037,372
Accumulated losses	(293,580)	(312,796)
Accumulated other comprehensive loss	(53,671)	(53,068)
Less: Treasury stock – 3,369 and 3,323 shares at cost, respectively	(844,334)	(844,253)
Total Iconix Brand Group, Inc. Stockholders’ Deficit	(146,052)	(172,734)
Non-Controlling Interest, net of installment payments due from non-controlling interest holders	22,612	26,999
Total Stockholders’ Deficit	(123,440)	(145,735)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$634,139	$632,075

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except earnings per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Licensing revenue	$34,394	$50,212	$70,336	$98,761
Selling, general and administrative expenses	16,435	28,643	34,528	62,241
Loss on termination of licenses	—	5,650	—	5,650
Depreciation and amortization	482	632	974	1,286
Equity earnings on joint ventures	(1,095)	(1,149)	(2,137)	(1,245)
Gain on sale of trademarks	—	(125)	—	(1,268)
Goodwill impairment	—	37,812	—	37,812
Trademark impairment	—	73,335	—	73,335
Operating income (loss)	18,572	(94,586)	36,971	(79,050)
Other expenses (income):
Interest expense	14,465	14,827	28,970	29,376
Interest income	(90)	(92)	(162)	(214)
Other income, net	1,140	(32,083)	(18,795)	(58,215)
Gain on extinguishment of debt	—	—	—	(4,473)
Foreign currency translation (gain) loss	(258)	704	369	152
Other expenses (income) – net	15,257	(16,644)	10,382	(33,374)
Income (loss) before income taxes	3,315	(77,942)	26,589	(45,676)
(Benefit) provision for income taxes	(130)	(2,804)	1,838	(1,154)
Net income (loss)	3,445	(75,138)	24,751	(44,522)
Less: Net income attributable to non-controlling interest	2,174	4,291	5,535	7,148
Net income (loss) attributable to Iconix Brand Group, Inc.	$1,271	$(79,429)	$19,216	$(51,670)

Earnings (loss) per share:
Basic	$0.12	$(12.04)	$2.04	$(8.26)
Diluted	$0.12	$(12.04)	$0.08	$(8.26)
Weighted average number of common shares outstanding:
Basic	10,377	6,598	9,426	6,257
Diluted	10,377	6,598	44,779	6,257

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$3,445	$(75,138)	$24,751	$(44,522)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	1,121	(5,541)	(603)	(2,780)
Total other comprehensive (loss) income	1,121	(5,541)	(603)	(2,780)
Comprehensive income (loss)	$4,566	$(80,679)	$24,148	$(47,302)
Less: comprehensive income attributable to non-controlling interest	2,174	4,291	5,535	7,148
Comprehensive income (loss) attributable to Iconix Brand Group, Inc.	$2,392	$(84,970)	$18,613	$(54,450)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance (shares)	12,207	9,682	11,162	9,016
Shares issued on vesting of restricted stock	8	4	95	29
Shares issued on conversion of 5.75% Convertible Notes	2,713	463	3,671	1,104
Common Stock (shares)	14,928	10,149	14,928	10,149

Beginning balance (amount)	$12	$10	$11	$9
Shares issued on conversion of 5.75% Convertible Notes	3	—	4	1
Common Stock (amount)	$15	$10	$15	$10
Beginning balance	1,039,474	1,031,171	1,037,372	1,044,599
Shares issued on conversion of 5.75% Convertible Notes	4,179	3,947	6,179	12,693
Write-off of equity component of 1.50% Convertible Notes	—	—	—	(23,250)
Elimination of non-controlling interest related to the acquisition of additional interest in Hydraulic joint venture	—	2,097	—	2,097
Change in redemption value of redeemable non-controlling interest	1,586	—	1,586	—
Compensation expense in connection with restricted stock	258	499	398	1,518
Tax benefit related to amortization of convertible notes' discount	—	—	—	35
Foreign currency translation	21	(44)	(17)	(22)
Additional Paid-In Capital	$1,045,518	$1,037,670	$1,045,518	$1,037,670
Beginning balance	(294,460)	(182,105)	(312,796)	(223,718)
Cumulative effect of accounting change for adoption of ASU 606	—	—	—	16,540
Cumulative effect of accounting change for adoption of ASU 2016-01	—	—	—	(3,177)
Change in redemption value of redeemable non-controlling interest	(391)	504	—	995
Net (loss) income	1,271	(79,429)	19,216	(51,670)
Accumulated Losses	$(293,580)	$(261,030)	$(293,580)	$(261,030)
Beginning balance	(54,792)	(45,342)	(53,068)	(51,280)
Cumulative effect of accounting change for adoption of ASU 2016-01	—	—	—	3,177
Foreign currency translation	1,121	(5,541)	(603)	(2,780)
Accumulated Other Comprehensive Loss	$(53,671)	$(50,883)	$(53,671)	$(50,883)
Beginning balance	(844,309)	(844,055)	(844,253)	(844,030)
Shares repurchased on vesting of restricted stock	(25)	(121)	(81)	(146)
Treasury Stock	$(844,334)	$(844,176)	$(844,334)	$(844,176)
Beginning balance	31,614	25,495	26,999	23,444
Cumulative effect of accounting change for adoption of ASC 606	—	—	—	1,176
Elimination of non-controlling interest related to the acquisition of additional interest in Hydraulic joint venture	—	(2,097)	—	(2,097)
Payments from non-controlling interest holders, net of imputed interest	—	—	—	195
Reclass from redeemable NCI	(4,759)	—	(856)	—
Net (loss) income	1,238	4,291	4,599	7,148
Distributions to joint ventures	(5,481)	(3,583)	(8,130)	(5,760)
Non-Controlling Interest	$22,612	$24,106	$22,612	$24,106
Total Stockholders' Deficit	$(123,440)	$(94,303)	$(123,440)	$(94,303)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$24,751	$(44,522)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	934	1,135
Amortization of trademarks and other intangibles	40	151
Amortization of deferred financing costs and debt discount	6,044	1,587
Amortization of convertible note discount	—	5,411
Third party fees associated with the issuance of 5.75% Convertible Notes	—	4,958
Stock-based compensation (benefit) expense	398	1,518
Provision for doubtful accounts	(244)	1,744
Writeoff of contract assets	573	417
Periodic lease cost	1,101	—
Earnings on equity investments in joint ventures	(2,137)	(1,245)
Distributions from equity investments	—	1,913
Gain on sale of trademarks, net	—	(1,268)
Trademark impairment	—	73,335
Goodwill impairment	—	37,812
Settlement of note receivable related to formation of Buffalo joint venture	—	1,141
Mark to market adjustment on convertible note	(20,275)	(56,496)
Loss (gain) on debt to equity conversions	1,572	(1,057)
Gain on sale of Complex Media	—	(958)
Gain on sale of interest in Ningbo Material Girl	(209)	—
Gain on extinguishment of debt	—	(4,473)
Income on other equity investment	117	296
Deferred income tax benefit	999	(5,253)
Loss on foreign currency translation	369	152
Changes in operating assets and liabilities:
Accounts receivable	8,130	18,668
Other assets – current	(2,447)	2,779
Other assets	(1,635)	(2,481)
Deferred revenue	2,198	3,715
Accounts payable and accrued expenses	(9,227)	(457)
Other tax liabilities	—	(531)
Other liabilities	(1,100)	1,357
Net cash provided by operating activities	9,952	39,348
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(367)	(571)
Acquisition of trademarks from Iconix Southeast Asia	(2,067)	(2,120)
Acquisition of remaining interest in Iconix Canada	—	(4,875)
Acquisition of Badgley Mischka and Sharper Image trademarks in certain international joint ventures	—	(1,289)
Proceeds from sale of interest in Badgley Mischka in certain international joint ventures	—	2,500
Proceeds from sale of interest in Ningbo Material Girl	3,000	—
Proceeds from sale of Complex Media	—	958
Proceeds from note receivable from formation of Buffalo joint venture	—	1,409
Additions to trademarks	(3,825)	(256)
Net cash used in investing activities	(3,259)	(4,244)
Cash flows provided by (used in) financing activities:
Prepaid financing costs	—	(5,423)
Proceeds from long-term debt, net of discount and fees	—	95,700
Payment of long-term debt	(14,246)	(134,018)
Proceeds from sale of trademarks and related notes receivable from consolidated JVs	—	195
Distributions to non-controlling interests	(8,130)	(10,168)
Tax benefit related to amortization of convertible notes' discount	—	35
Cost of shares repurchased on vesting of restricted stock	(81)	(146)
Net cash used in financing activities	(22,457)	(53,825)
Effect of exchange rate changes on cash and restricted cash	187	(411)
Net decrease in cash and cash equivalents, and restricted cash	(15,577)	(19,132)
Cash, cash equivalents, and restricted cash, beginning of period	82,635	114,693
Cash, cash equivalents, and restricted cash, end of period	$67,058	$95,561

Supplemental disclosure of cash flow information:

	For the Six Months Ended June 30,
	2019	2018
Cash paid during the period:
Income taxes (net of refunds received)	$3,997	$5,031
Interest	$19,941	$20,246
Non-cash investing and financing activities:
Non-cash additions to operating lease assets	$10,462	$—
Shares issued upon conversion of debt to equity	$6,183	$12,694

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2019 (“Current Quarter”) and the six months ended June 30, 2019 (“Current Six Months”) are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

During the Current Six Months, the Company adopted one new accounting pronouncement.  Refer to Note 20 for further details.

Correction of an Immaterial Error

During the Current Six Months, the Company determined that the impact of the accretion of redeemable noncontrolling interest to the Company’s earnings per share calculation had been incorrectly recorded in the Company’s condensed consolidated statement of operations for the Prior Year Quarter, the Prior Year Six Months, the quarter ended September 30, 2018 and the nine months ended September 30, 2018.  Basic and diluted earnings per share for the Prior Year Quarter and Prior Year Six Months have been corrected in this Form 10-Q.  Management evaluated the materiality of this error from a quantitative and qualitative perspective and concluded that the adjustments to earnings per share were not material to the Company’s presentation and disclosures, and has no material impact on the Company’s financial position, results of operations and cash flows.  Accordingly, no amendments to previously filed reports are deemed necessary.  After taking into effect this adjustment, for the quarter ended September 30, 2018 and the nine months ended September 30, 2018, basic earnings per share would have been income of $2.81 and a loss of $4.87, respectively, and diluted earnings per share would have been income of $0.26 and a loss of $7.35, respectively.

Certain reclassifications, which were immaterial, have been made to conform prior year data to the current presentation. During the Current Six Months, the Company also made a reclassification between redeemable noncontrolling interest and noncontrolling interest.

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

Within the Company's International segment, the Umbro business purchases replica soccer jerseys for resale to certain licensees. The Company generally does this as an accommodation to its licensees to consolidate ordering from the manufacturers. The revenue associated with such activity is included in licensing revenue and was approximately $0.2 million and $0.6 million in the Current Quarter and the three months ended June 30, 2018 (the “Prior Year Quarter”), respectively. The associated cost of goods sold is included in selling general and administrative expenses and was approximately $0.2 million and $0.6 million in the Current Quarter and Prior Year Quarter, respectively.  The revenue associated with such activity is included in licensing revenue and was approximately $0.6 million and $2.6 million in the Current Six Months and the six months ended June 30, 2018 (the “Prior Year Six Months”), respectively. The associated cost of goods sold is included in selling general and administrative expenses and was approximately $0.6 million and $2.5 million in the Current Six Months and Prior Year Six Months, respectively.  Revenue for these sales are recognized upon the transfer of control of the promised product to the customer or licensee in an amount that reflects the consideration that we expect to receive in exchange for these products.

The following table presents our revenues disaggregated by license type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Licensing revenue by license type:
Direct-to-retail license	$10,364	$20,094	$20,117	$41,307
Wholesale licenses	23,746	29,418	49,551	54,557
Other licenses(1)	284	700	668	2,897
	$34,394	$50,212	$70,336	$98,761

(1)

Included in Other licenses for the Current Quarter, Current Six Months, Prior Year Quarter and Prior Year Six Months is $0.2 million, $0.6 million, $0.6 million, and $2.6 million, respectively, of revenue associated with the Umbro business purchases discussed above.

The following table represents our revenues disaggregated by geography:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Total licensing revenue by geographic region:
United States	$18,988	$34,225	$41,607	$67,102
Other (1)	15,406	15,987	28,729	31,659
	$34,394	$50,212	$70,336	$98,761
(1)	No single country outside of the United States represented 10% or more of the Company’s revenues in the periods presented.

Remaining Performance Obligation

We enter into long-term license agreements with our licensees across all operating segments.  Revenues are recognized on a straight line basis consistent with the nature, timing and extent of our services, which primarily relate to the ongoing brand management and maintenance of the intellectual property.  As of July 1, 2019, the Company and its joint ventures had a contractual right to receive over $384.0 million of aggregate minimum licensing revenue over the balance and the terms of their current licenses, excluding any renewals.

As of June 30, 2019, future minimum license revenue to be recognized under our existing licenses is as follows: $51.2 million, $82.2 million, $64.2 million, $54.1 million, $47.2 million and $85.1 million for the remainder of FY 2019, FY 2020, FY 2021, FY 2022, FY 2023 and thereafter, respectively.

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

Contract Asset

We record contract assets when revenue is recognized in advance of cash payment being due from our licensees.  As of June 30, 2019, our contract assets – current and long term contract assets were $4.9 million and $16.0 million, respectively, as compared to our contract assets – current and long term contract assets as of December 31, 2018 which were $4.8 million and $14.6 million, respectively.  For the Current Quarter, the Company incurred an impairment loss of its contract assets of $0.1 million as a result of certain contract modifications as compared to $0.4 million for the Prior Year Quarter.  For the Current Six Months, the Company incurred an impairment loss of $0.6 million as a result of certain contract modifications as compared to $0.4 million for the Prior Year Six Months.

Deferred Revenue

We record deferred revenue when cash payment is received or due in advance of our performance, including amounts which are refundable.  Advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s consolidated balance sheet in deferred revenue at the time the payment is received.  The increase in deferred revenues for the Current Six Months is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $3.8 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period.

3. Goodwill and Trademarks and Other Intangibles, net

Goodwill

There were no changes and no impairment of the Company’s goodwill during the Current Six Months as compared to a non-cash impairment charge of $37.8 million recorded in the Prior Year Six Months, which was due to the projected decline in royalties associated with the license agreements for the Mossimo brand.  The annual evaluation of the Company’s goodwill, by segment, is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		June 30, 2019		December 31, 2018
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks	Indefinite	$340,814	$—	$337,631	$—
Definite-lived trademarks	10-15	8,958	8,958	8,958	8,958
Licensing contracts	1-9	973	944	978	909
		$350,745	$9,902	$347,567	$9,867
Trademarks and other intangibles, net			$340,843		$337,700

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

In April 2019, the Company bought back a revenue stream in the Ecko brand from a previous joint venture partner which resulted in an increase of $3.4 million to the Ecko trademark.

In accordance with ASC 350, there was no impairment of the indefinite-lived trademarks during the Current Quarter or the Current Six Months.  In the Prior Year Quarter, as a result of the Company revising its forecasted future earnings for the Mossimo brand, the Company conducted an indefinite-lived intangible asset impairment test in accordance with ASC 350.  Consequently, the Company recorded a non-cash impairment charge of $73.3 million in the Prior Year Quarter in the women’s segment to reduce the Mossimo trademark to fair value.  Further, in accordance with ASC 360, there were no impairment charges to the Company’s definite-lived trademarks during the Current Quarter or Prior Year Quarter.

During the Prior Year Six Months, the Company completed the sale of the Badgley Mischka and Sharper Image intellectual property and related assets from the Iconix Southeast Asia, Iconix MENA, Iconix Europe and Iconix Australia joint ventures.  Refer to Note 6 for further details.

Other amortizable intangibles represents licensing contracts, which are amortized on a straight-line basis over their estimated useful lives of 1 to 9 years. Certain trademarks are amortized using estimated useful lives of 10 to 15 years with no residual values.

Amortization expense for intangible assets for both the Current Quarter and Prior Year Quarter was less than $0.1 million.  Amortization expense for intangible assets for the Current Six Months was less than $0.1 million as compared to amortization expense for intangible assets of approximately $0.2 million for the Prior Year Six Months.

4. Joint Ventures and Investments

Joint Ventures

As of June 30, 2019, the following joint ventures are consolidated with the Company:

Entity Name	Date of Original Formation / Investment	Iconix's Ownership % as of June 30, 2019	Joint Venture Partner	Put / Call Options, as applicable(2)
Lee Cooper China Limited	June 2018	100%	POS Lee Cooper HK Co. Ltd.	—
Starter China Limited	March 2018	100%	Photosynthesis Holdings Co. Ltd.	—
Danskin China Limited	October 2016	100%	Li-Ning (China) Sports Goods Co. Ltd.	—
Umbro China Limited	July 2016	95%	Hong Kong MH Umbro International Co. Ltd.	Call Options
US Pony Holdings, LLC	February 2015	75%	Anthony L&S Athletics, LLC	—
Iconix MENA Ltd.(1)	December 2014	55%	Global Brands Group Asia Limited	Put / Call Options
Iconix Israel, LLC(1)	November 2013	50%	MGS	—
Iconix Europe LLC(1)(3)	December 2009	51%	Global Brands Group Asia Limited	Put / Call Options
Iconix Australia(1)	September 2013	55%	Pac Brands USA, Inc.	Put / Call Options
Diamond Icon(1)	March 2013	51%	Albion Agencies Ltd.
Buffalo brand joint venture(1)	February 2013	51%	Buffalo International	—
Icon Modern Amusement, LLC(1)	December 2012	51%	Dirty Bird Productions	—
Hardy Way, LLC	May 2009	85%	Donald Edward Hardy	—

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

Additionally, through its ownership of Iconix China Holdings Limited, the Company has equity interests in the following private companies which are accounted for as equity method investments:

		Ownership by	Value of Investment as of
Brands Placed	Partner	Iconix China	June 30, 2019	December 31, 2018
Candie’s	Candies Shanghai Fashion Co. Ltd.	20%	$10,612	$10,529
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	2,270	2,270
Material Girl	Ningbo Material Girl Fashion Co. Ltd.(1)	20%	—	2,129
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	10,283	10,400
			$23,165	$25,328

(1)

In March 2019, the Company sold its 20% interest in Ningbo Material Girl Fashion Co. Ltd. (“Material Girl China”) to Ningbo Peacebird Fashion & Accessories Co. Ltd. for $3.0 million in cash.  Pursuant to the agreement, the sale price is further reduced by the initial cash investment of $0.2 million as well as $0.6 million on brand management expenses incurred since the inception of the Material Girl China entity, to total net proceeds of $2.2 million.  Additionally, Purim LLC, our MG Icon partner, is entitled to 33.3% of the net proceeds (or approximately $0.7 million) resulting in the Company’s portion of the net proceeds from the transaction to be approximately $1.5 million.  As a result of this transaction, the Company recognized a gain of $0.2 million which has been recorded within Other Income in the Company’s condensed consolidated statement of operations for the Current Six Months.

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

(2)

As part of the 2015 purchase of our joint venture partners’ interest in Iconix China, the Company acquired an equity investment in China Outfitters Holdings Ltd.  As of June 30, 2019 and December 31, 2018, the fair value of this investment was approximately $1.0 million and $1.0 million, respectively, with the decrease in fair value of less than $0.1 million recorded within Other Income on the Company’s condensed consolidated statement of operations.

5. Gains on Sale of Trademarks, Net

The following table details transactions comprising gains on sale of trademarks, net in the condensed consolidated statement of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest in Sharper Image trademark in Iconix Southeast Asia(1)	$—	$—	$—	$236
Interest in Sharper Image trademark in Iconix Europe(1)	—	—	—	352
Interest in Sharper Image trademark in Iconix MENA(1)	—	—	—	250
Interest in Sharper Image trademark in Iconix Australia(1)	—	125	—	125
Interest in Badgley Mischka trademark in Iconix Southeast Asia(2)	—	—	—	478
Interest in Badgley Mischka trademark in Iconix Europe(2)	—	—	—	(244)
Interest in Badgley Mischka trademark in Iconix MENA(2)	—	—	—	71
Net gains on sale of trademarks	$—	$125	$—	$1,268

(1)

In December 2016, the Company sold its rights to the Sharper Image intellectual property and related assets to 360 Holdings, Inc. The Sharper Image intellectual property and related assets within other foreign territories, which was owned by certain of the Company’s joint venture entities, required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  As a result, in the Prior Year Six Months, the Company recognized an additional combined gain of approximately $1.0 million upon final execution of the agreement for the sale of the Sharper Image intellectual property and related assets which were previously owned by the Iconix Southeast Asia, Iconix Europe, Iconix MENA and Iconix Australia joint ventures.

(2)

In February 2016, the Company sold its rights to the Badgley Mischka intellectual property and related assets to Titan Industries, Inc. in partnership with the founders, Mark Badgley and James Mischka, and the apparel license MJCLK LLC.  The Badgley Mischka intellectual property and related assets within other foreign territories, which was owned by certain of the Company’s joint venture entities, required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  As a result, in the Prior Year Six Months, the Company recognized an additional combined net gain of approximately $0.3 million upon final execution of the agreement for the sale of the Badgley Mischka intellectual property and related assets which were previously owned by the Iconix Southeast Asia, Iconix Europe and Iconix MENA joint ventures.

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

Financial Instruments

As of June 30, 2019 and December 31, 2018, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our other equity investments is not readily determinable, and it is not practical to obtain the information needed to determine the value. However, there has been no indication of an impairment of these other equity investments as of June 30, 2019 or December 31, 2018. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion(1)	$642,141	$547,301	$675,229	$582,370

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

Additionally, the fair value of the other equity investments acquired as part of the 2015 purchase of our joint venture partners’ interest in Iconix China was approximately $1.0 million as of June 30, 2019 with the changes in the fair value of the investment recorded in Other Income in the Company’s condensed consolidated statement of operations.

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other” (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks.  There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during the Current Quarter or the Current Six Months.  The Company recorded impairment charges on the Mossimo indefinite-lived trademark and women’s segment goodwill during the Prior Year Quarter.

7. Fair Value Option

The Company accounts for its 5.75% Convertible Notes under the fair value option.  The fair value carrying amount of the 5.75% Convertible Notes as of June 30, 2019 and December 31, 2018 is $23.2 million and $48.1 million, respectively, as compared to the contractual principal outstanding balance which is $94.6 million and $109.7 million as of June 30, 2019 and December 31, 2018, respectively. The change of $20.3 million and $56.5 million in the fair value of the 5.75% Convertible Notes accounted for under the fair value option are included in the Company’s condensed consolidated statement of operations for the Current Six Months and Prior Year Six Months, respectively, within Other Income.  The change of $0.3 million and $32.1 million in the fair value of the 5.75% Convertible Notes accounted for under the fair value option are included Other Income in the Company’s condensed consolidated statement of operations for the Current Quarter and Prior Year Quarter, respectively.

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

8. Debt Arrangements

The Company’s debt obligations consist of the following:

	June 30, 2019	December 31, 2018
Senior Secured Notes	$353,163	$365,481
Variable Funding Note, net of original issue discount	97,364	95,273
Senior Secured Term Loan, net of original issue discount	171,648	171,137
5.75% Convertible Notes(1)	23,190	48,076
Unamortized debt issuance costs	(3,224)	(4,738)
Total debt	642,141	675,229
Less current maturities	67,163	54,263
Total long-term debt	$574,978	$620,966

(1)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the unaudited condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018.  The actual principal outstanding balance of the 5.75% Convertible Notes is $94.6 million and $109.7 million as of June 30, 2019 and December 31, 2018, respectively.

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

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allowed for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent.  The Variable Funding Notes are governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Securitization Notes Indenture. Interest on the Variable Funding Notes is payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, each as defined in the Variable Funding Note Purchase Agreement.  In February 2015, the Company fully drew down the $100.0 million of available funding under the Variable Funding Notes, which remains outstanding as of June 30, 2019.

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

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of June 30, 2019, the Company is in compliance with all covenants under the Securitization Notes.

The Company’s Securitization Notes include a financial test, known as the debt service coverage ratio (“DSCR”) that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to the approximate cash flow available to pay such principal and interest.  As a result of a decline in royalty collections during the twelve months ended March 31, 2019, the DSCR fell below 1.10x as of March 31, 2019.  Beginning April 1, 2019, the Senior Secured Notes experienced a Rapid Amortization Event pursuant to the Securitization Notes Indenture.  Upon a Rapid Amortization Event, any residual amounts available will immediately be used to pay down the principal.

The Securitization Notes are subject to customary rapid amortization events provided for in the Securitization Notes Indenture, including events tied to (i) the failure to maintain a stated DSCR, (ii) certain manager termination events, (iii) the occurrence of an event of default and (iv) the failure to repay or refinance the Securitization Notes on the anticipated repayment date. If a rapid amortization event were to occur, including as a result of not paying or redeeming the Securitization Notes in full prior to the anticipated repayment date, the management fee payable to the Company would remain payable pursuant to the priority of payments set forth under the Securitization Indenture, but no residual amounts would be payable to the Company thereafter.  As noted above, a Rapid Amortization Event occurred beginning April 1, 2019.

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

As of June 30, 2019 and December 31, 2018, the total outstanding principal balance of the Securitization Notes was $453.2 million and $465.5 million, respectively, of which $47.9 million and $46.0 million, respectively, is included in the current portion of long-term debt on the consolidated balance sheet. As of June 30, 2019 and December 31, 2018, $13.7 million and $15.2 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For the Current Quarter and Prior Year Quarter, cash interest expense relating to the Securitization Notes was approximately $5.3 million and $5.6 million, respectively.  For the Current Six Months and the Prior Year Six Months, cash interest expense relating to the Securitization Notes was approximately $10.8 million and $11.2 million, respectively.  For the Current Quarter and Prior Year Quarter, the Company recorded an expense for the amortization of original issue discount relating to the Variable Funding Notes of $1.1 million and $1.0 million, respectively.  For the Current Six Months and Prior Year Six Months, the Company recorded an expense for the amortization of original issue discount relating to the Variable Funding Notes of $2.1 million and $1.9 million, respectively.

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

On August 2, 2017, the net cash proceeds of the Senior Secured Term Loan were deposited into an escrow account and subject to release to IBG Borrower from time to time, subject to the satisfaction of customary conditions precedent upon each withdrawal, to finance repurchases of, or at the maturity date thereof to repay in full, the 1.50% Convertible Notes (as defined below). Prior to the First Amendment (as discussed below), the Company had the ability to make these repurchases in the open market or privately negotiated transactions, depending on prevailing market conditions and other factors.

Prior to the First Amendment, borrowings under the Senior Secured Term Loan were to amortize quarterly at 0.5% of principal, commencing on September 30, 2017. IBG Borrower was obligated to make mandatory prepayments annually from excess cash flow and periodically from net proceeds of certain asset dispositions and from net proceeds of certain indebtedness, if incurred (in each case, subject to certain exceptions and limitations provided for in the Senior Secured Term Loan).

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

As a result of the First Amendment, on October 27, 2017, the Company repaid $231.0 million on the Senior Secured Term Loan which represented $240.7 million of outstanding principal balance.  As this transaction was accounted for as a debt modification in accordance with ASC 470-50-40, and based on the Company’s accounting policy for debt modifications, the Company wrote-off a pro-rata portion of the original issue discount and deferred financing costs of $9.3 million and $5.4 million, respectively.  As a result of this transaction, the Company’s outstanding principal balance of the Senior Secured Term Loan was reduced to $57.8 million as of such date.

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

Third Amendment

On February 12, 2018, the Company, through IBG Borrower, entered into the Third Amendment to the Senior Secured Term Loan. The Third Amendment provides for, among other things, amendments to certain restrictive covenants and other terms set forth in the Senior Secured Term Loan, as amended, to permit (i) IBG Borrower to enter into the 5.75% Notes Indenture (as defined below) and a related intercreditor agreement and (ii) the Note Exchange (as defined below). In connection with the Third Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the loan (“Third Amendment Flex”). After giving effect to the additional Third Amendment Flex, the Company estimates that it could be responsible for payments on account of the Third Amendment Flex in an aggregate total amount of up to $6.1 million.

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

If an event of default occurs, in addition to the Interest Rate increasing by an additional 3% per annum, Cortland shall, at the request of lenders holding more than 50% of the then-outstanding principal of the Senior Secured Term Loan, declare payable all unpaid principal and accrued interest and take action to enforce payment in favor of the lenders. An event of default includes, among other events: (i) a change of control by which a person or group becomes the beneficial owner of 35% of the voting stock of the Company or IBG Borrower; (ii) the failure to extend of the Series 2012-1 Class A-1 Senior Notes Renewal Date (as defined in the Senior Secured Term Loan); (iii) the failure of any of Icon Brand Holdings LLC, Icon NY Holdings LLC, Icon DE Intermediate Holdings LLC, Icon DE Holdings LLC and their respective subsidiaries (the “Securitization Entities”) to perform certain covenants; and (iv) the entry into amendments to the securitization facility that would be materially adverse to the lenders or Cortland without consent. Subject to the terms of the Senior Secured Term Loan, both voluntary and certain mandatory prepayments will trigger a premium of 5% of the aggregate principal amount during the first year of the loan and a premium of 3% of the aggregate principal amount during the second year of the loan, with no premiums payable in subsequent periods.

As of June 30, 2019 and December 31, 2018, the outstanding principal balance of the Senior Secured Term Loan was $171.6 million (which is net of $15.8 million of original issue discount) and $171.1 million (which is net of $18.3 million of original issue discount), respectively, of which $19.3 million and $11.6 million is recorded in current portion of long term debt on the Company’s consolidated balance sheet, respectively.

The Company recorded cash interest expense of approximately $4.6 million relating to the Senior Secured Term Loan in the Current Quarter as compared to $4.6 million in the Prior Year Quarter.  The Company recorded cash interest expense of approximately $9.1 million relating to the Senior Secured Term Loan in the Current Six Months as compared to $8.0 million (which included a commitment fee) in the Prior Year Six Months.

The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $1.4 million relating to the Senior Secured Term Loan, included in interest expense on the consolidated statement of operations, during the Current Quarter as compared to $1.2 million during the Prior Year Quarter.  The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $2.6 million relating to the Senior Secured Term Loan, included in interest expense on the unaudited condensed consolidated statement of operations, during the Current Six Months as compared to approximately $1.8 million during the Prior Year Six Months.

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

Subject to certain limitations pursuant to the Senior Secured Term Loan, from and after the February 22, 2019, the Company may redeem for cash all or part of the 5.75% Convertible Notes at 100% of the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, at any time by providing at least 30 days’ prior written notice to holders of the 5.75% Convertible Notes.

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

During the Current Quarter and Current Six Months, certain noteholders converted an aggregate outstanding principal balance of $11.2 million and $15.1 million, respectively, of their 5.75% Convertible Notes into approximately 0.6 million and 0.8 million shares, respectively, of the Company’s common stock.  Pursuant to the Indenture, the Company also made Conversion Make-Whole Payments of approximately 2.1 million and 2.9 million shares of the Company’s common stock to those converting noteholders during the Current Quarter and Current Six Months, respectively.  As a result of the difference in the fair market value versus the carrying value of the 5.75% Convertible Notes that were converted during the Current Quarter and Current Six Months, an aggregate $1.4 million loss and an aggregate $1.6 million loss was recorded within Other Income in the Company’s condensed consolidated statement of operations in the Current Quarter and Current Six Months, respectively.

The Company has elected to account for the 5.75% Convertible Notes based on the Fair Value Option accounting as outlined in ASC 825.  Refer to Note 8 for further details.  As of June 30, 2019 and December 31, 2018, while the debt balance recorded at fair value on the Company’s consolidated balance sheet is $23.2 million and $48.1 million, respectively, the actual outstanding principal balance of the 5.75% Convertible Notes is $94.6 million and $109.7 million, respectively.

The Company recorded interest expense of approximately $1.4 million relating to the 5.75% Convertible Notes in the Current Quarter as compared to $1.6 million in the Prior Year Quarter.  The Company recorded interest expense of approximately $2.9 million relating to the 5.75% Convertible Notes in the Current Six Months as compared to $2.3 million for the Prior Year Six Months.

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

On February 22, 2018, the Company completed the Note Exchange.  On March 15, 2018, the Company repaid the remaining outstanding principal balance of $111.2 million of the 1.50% Convertible Notes with the proceeds of the Second Delayed Draw Term Loan of $110 million plus cash on hand, and no further 1.50% Convertible Notes remained outstanding.  The exchange of the 1.50% Convertible Notes for the 5.75% Convertible Notes was accounted for as a debt extinguishment in accordance with ASC 470 and resulted in the Company recording a gain on extinguishment of debt of $4.5 million, which is recorded in the Company’s condensed consolidated statement of operations in the Prior Year Six Months.

For the Prior Year Quarter and the Prior Year Six Months, the Company recorded none (refer to the extinguishment of the debt as is discussed above) and approximately $2.4 million, respectively, of additional non-cash interest expense representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.  For the Prior Year Quarter and the Prior Year Six Months, the Company recorded none (refer to the extinguishment of the debt as discussed above) and approximately $0.7 million, respectively, of cash interest expense relating to the 1.50% Convertible Notes.

Debt Maturities

As of June 30, 2019, the Company’s debt maturities on a calendar year basis are as follows:

	Total	July 1 through December 31, 2019	2020	2021	2022	2023	Thereafter
Senior Secured Notes	$353,163	$30,375	$38,851	$42,693	$42,693	$42,693	$155,858
Variable Funding Notes(1)	$97,364	—	—	—	—	—	97,364
Senior Secured Term Loan(2)	$171,648	9,642	19,284	19,284	123,438	—	—
5.75% Convertible Notes(3)	$23,190	—	—	—	—	23,190	—
Total	$645,365	$40,017	$58,135	$61,977	$166,131	$65,883	$253,222

(1)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the unaudited condensed consolidated balance sheet as of June 30, 2019.  The actual principal outstanding balance of the Variable Funding Notes is $100.0 million as of June 30, 2019.

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the unaudited condensed consolidated balance sheet as of June 30, 2019.  The actual principal outstanding balance of the Senior Secured Term Loan is $187.5 million as of June 30, 2019.

(3)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the unaudited condensed consolidated balance sheet as of June 30, 2019.  The actual principal outstanding balance of the 5.75% Convertible Notes is $94.6 million as of June 30, 2019.

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

Shares Reserved for Issuance

As of June 30, 2019, there were approximately 0.1 million common shares available for issuance under the 2016 Plan.

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

Stock Options

Stock options outstanding and exercisable as of June 30, 2019 were issued under previous equity incentive plans of the Company.  There was no grants of stock options or warrants and no compensation expense related to stock option grants or warrant grants during the Current Six Months or Prior Year Six Months as all prior awards have been fully expensed.

As of June 30, 2019, there was a total of 1,500 stock options outstanding and exercisable at a weighted average exercise price of $171.60.  During the Current Six Months, there were no canceled, exercised or expired/forfeited stock options.  The weighted average contractual term (in years) of options outstanding and exercisable as of June 30, 2019 was 0.23.

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

The following table summarizes information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2019	315,396	$108.63
Granted	329,145	1.70
Vested	(86,975)	8.65
Forfeited/Canceled	(296)	75.20
Non-vested, June 30, 2019	557,270	$63.79

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

Compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) for the Current Quarter and Prior Year Quarter was approximately $0.2 million and $1.2 million, respectively.  Compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) for the Current Six Months and Prior Year Six Months was approximately $0.4 million and $1.7 million, respectively.

An additional amount of $0.7 million of expense of compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) is expected to be expensed evenly over a period of approximately three years.

For both the Current Quarter and Prior Year Quarter, the Company repurchased shares valued at less than $0.1 million of its common stock in connection with net share settlement of restricted stock grants.  For the both the Current Six Months and Prior Year Six Months, the Company repurchased shares valued at approximately $0.1 million of its common stock in connection with the net share settlement of restricted stock grants.

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

Mr. John Haugh, the Company’s former Chief Executive Officer, was issued an employment inducement award pursuant to his employment agreement.  The terms of the Employment Inducement Award are similar to the retention stock awards provided to all other employees as described above.  The grant date fair value of Mr. Haugh’s award issued on February 23, 2016 was $57.50.  As of June 15, 2018, Mr. Haugh, the Company’s former Chief Executive Officer and President, was no longer an employee of the Company or member of the Company’s board of directors.  As of Mr. Haugh’s termination date, given that the retention stock awards were not earning out, the vesting of shares associated with Mr. Haugh’s awards resulted in zero shares issuable.

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

Compensation expense related to the retention stock awards was less than $0.1 million and $0.2 million for the Current Quarter and Prior Year Quarter, respectively.  Compensation expense related to the retention stock awards was approximately $0.1 million and $0.5 million for the Current Six Months and Prior Year Six Months, respectively.  An additional amount of $0.3 million of expense of compensation expense related to Mr. Galvin’s retention stock awards is expected to be expensed evenly over a period of approximately 2.5 years.

Long-Term Incentive Compensation

On March 31, 2016, the Company approved a new grant for long-term incentive compensation (the “2016 LTIP”) for key employees and granted equity awards under the 2016 LTIP in the aggregate amount of approximately 0.1 million shares at a weighted average share price of $73.10 with a then current value of approximately $5.2 million. The awards granted were a combination of restricted stock units (“RSUs”) and target level performance stock units (“PSUs”). Pursuant to the terms of the awards and based upon the Company’s performance over the vesting period, less than 0.1 million were issued upon expiration of the grant on March 31, 2019.

On March 7, 2017, the Company approved a new grant for long-term incentive compensation (the “2017 LTIP”) for certain employees and granted equity awards under the 2017 LTIP in the aggregate amount of approximately 0.1 million shares at a weighted average share price of $75.20 with a then current value of $6.6 million.  The awards granted were a combination of RSUs and target level PSUs.  The material terms of the PSUs and RSUs are substantially similar to those set forth in the 2016 LTIP.  Specifically, the RSUs vest one third annually on each of March 30, 2018, March 30, 2019 and March 30, 2020.  The PSUs vest based on performance metrics approved by the Compensation Committee, which, for the performance period commencing January 1, 2017 and ending on December 31, 2019, are based on the Company’s achievement of an aggregate adjusted operating income performance target as set forth in the applicable award agreements, and continued employment through December 31, 2019.  For the Current Six Months, less than 0.1 million shares were forfeited in respect of the 2017 LTIP.  The weighted average remaining contractual term (in years) of the PSUs is one year.

On March 15, 2018, the Company approved a new grant for long-term incentive compensation (the “2018 LTIP”) for certain employees which consisted of (i) PSU equity awards in the aggregate amount of approximately 0.2 million shares at a weighted average share price of $13.80 with a then current value of $3.1 million and (ii) cash awards in the aggregate amount of approximately $3.1 million (the “2018 Cash Grant”).  The Cash Grants comprising the 2018 LTIP vest in 48 equal semi-monthly installments on the 15th and last days of each month, beginning March 31, 2018 and ending March 15, 2020, subject in each case to continued employment through the applicable vesting date.  Each installment is paid within 15 days of the applicable vesting date.  Upon the end of an employee’s employment with the Company, any remaining unpaid portion of the 2018 Cash Grant is forfeited.  The PSUs vest based on performance metrics approved by the Compensation Committee over three separate performance periods, commencing on January 1 of each of 2018, 2019 and 2020 and ending on December 31 of each of 2018, 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted operating income performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date.  For the Current Six Months, less than 0.1 million shares were forfeited in respect of the 2018 LTIP.  The weighted average remaining contractual term (in years) of the PSUs is two years.

On March 15, 2019, the Company approved a new grant for long-term incentive compensation (the “2019 LTIP”) for certain employees which consisted of (i) PSU equity awards in the aggregate amount of approximately 0.4 million shares at a weighted average share price of $2.02 with a then current value of $0.8 million and (ii) cash awards in the aggregate amount of approximately $1.0 million (the “2019 Cash Grant”).  As part of the 2019 LTIP, pursuant to his employment agreement, the Company’s Chief Executive Officer and President was granted 0.3 million shares of the Company’s common stock with an aggregate fair market value of $0.3 million upon final execution of the RSU agreement in April 2019.  The 2019 Cash Grant and the PSUs vest based on performance metrics approved by the Compensation Committee over two separate performance periods, commencing on January 1 of each of 2019 and 2020 and ending on December 31 of each of 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted EBITDA performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date.  The weighted average remaining contractual term (in years) of the PSUs is approximately two years.

In the Current Quarter, the Company recognized compensation benefit related to the PSUs granted as part of the long-term incentive plans of less than $0.1 million as compared to a compensation benefit of $0.9 million in the Prior Year Quarter.  In the Current Six Months, the Company recognized compensation expense related to the PSUs granted as part of the long-term incentive plans of $0.1 million as compared to compensation benefit of $0.6 million in the Prior Year Six Months.  An additional amount of $0.4 million of expense of compensation expense related to the PSUs granted is expected to be expensed evenly over a period of approximately two years.

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards and stock options, approximately 0.5 million shares were anti-dilutive, as compared to approximately 0.2 million shares that were anti-dilutive for the Prior Year Quarter.

For the Current Quarter, approximately 0.2 million of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive as compared to approximately 0.3 million of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive in the Prior Year Quarter.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Basic	10,377	6,598	9,426	6,257
Effect of convertible notes subject to conversion	—	—	35,327	—
Effect of assumed vesting of dilutive shares	—	—	26	—
Diluted	10,377	6,598	44,779	6,257

In accordance with ASC 480, the Company considers its redeemable non-controlling interest in its computation of both basic and diluted earnings per share. In addition, in accordance with ASC 260, the Company considers its 5.75% Convertible Notes in its computation of diluted earnings per share.  For the Current Quarter, Prior Year Quarter, Current Six Months, and Prior Year Six Months, adjustments to the Company’s redeemable non-controlling interest and effects of potential conversion on the 5.75% Convertible Notes had impacts on the Company’s earnings per share calculations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
For earnings (loss) per share - basic:
Net income attributable to Iconix Brand Group, Inc.	$1,271	$(79,429)	$19,216	$(51,670)
Accretion of redeemable non-controlling interest	—	—	—	—
Net income attributable to Iconix Brand Group, Inc. after the effect of accretion of redeemable non-controlling interest for basic earnings (loss) per share	$1,271	$(79,429)	$19,216	$(51,670)
For earnings (loss) per share - diluted:
Net income attributable to Iconix Brand Group, Inc.	$1,271	$(79,429)	$19,216	$(51,670)
Effect of potential conversion of 5.75% Convertible Notes	—	—	(15,762)	—
Net income attributable to Iconix Brand Group, Inc. after the effect of potential conversion of 5.75% Convertible Notes for diluted earnings (loss) per share	$1,271	$(79,429)	$3,454	$(51,670)

Earnings (loss) per share:
Basic	$0.12	$(12.04)	$2.04	$(8.26)
Diluted	$0.12	$(12.04)	$0.08	$(8.26)
Weighted average number of common shares outstanding:
Basic	10,377	6,598	9,426	6,257
Diluted	10,377	6,598	44,779	6,257

11. Contingencies

In May 2016, Supply Company, LLC, (“Supply”), a former licensee of the Ed Hardy trademark, commenced the action against the Company and its affiliate, Hardy Way, LLC, (“Hardy Way”, and, together with the Company, the “Iconix Defendants”) seeking damages of $50 million, including punitive damages, attorneys’ fees and costs.  Supply alleges that Hardy Way breached the parties’

license agreement by failing to reimburse Supply for markdown reimbursement requests that Supply received from a certain retailer.  Supply also alleges that the Company is liable for fraud because it made purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark in order to induce Supply to enter into the license agreement and to induce Supply to enter into a separate agreement with a certain retailer.  The Iconix Defendants are vigorously defending against the claims, and have filed a motion to dismiss the Complaint, which is awaiting Court decision.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

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

The Company continues to cooperate in the previously disclosed SEC and Southern District of New York (“SDNY”) investigations.

Three securities class actions have been consolidated in the United States District Court for the Southern District of New York, under the caption In re Iconix Brand Group, Inc., et al., Docket No. 1:15-cv-4860, against the Company and certain former officers and one current officer (the “Class Action”). The plaintiffs in the Class Action purport to represent a class of purchasers of the Company’s securities from February 22, 2012 to November 5, 2015, inclusive, and claim that the Company and individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements regarding certain aspects of the Company’s business operations and prospects. On October 25, 2017, the Court granted the motion to dismiss the consolidated amended complaint filed by the Company and the individual defendants with leave to amend.  On November 14, 2017, the plaintiffs filed a second consolidated amended complaint. On February 2, 2018, the defendants moved to dismiss the second consolidated amended complaint. The Company and the individual defendants intend to vigorously defend against such claims. At this time, the Company is unable to estimate the ultimate outcome of these matters, but has recorded a preliminary estimate of a settlement, which the Company believes will fully be covered by insurance.

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

12. Related Party Transactions

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  In the case of Sports Direct International plc (“Sports Direct”), the Company maintains license agreements with Sports Direct, but in addition, during the Prior Year Six Months, the Company entered into a cooperation agreement with Sports Direct that allowed Sports Direct to appoint two members to the Company’s Board of Directors.  For the Current Quarter, Prior Year Quarter, Current Six Months, and Prior Year Six Months, the Company recognized the following royalty revenue amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Joint Venture Partner
Global Brands Group Asia Limited(1)	$—	$6,138	$—	$11,767
Rise Partners, LLC / Top On International Group Limited	—	242	—	483
M.G.S. Sports Trading Limited	103	182	218	336
Pac Brands USA, Inc.	79	23	108	124
Albion Equity Partners LLC / GL Damek	568	633	1,162	1,218
Anthony L&S	—	600	—	617
MHMC	—	732	7	1,463
Sports Direct International plc	448	—	574	—
	$1,198	$8,550	$2,069	$16,008

(1)

Prior to 2019, Global Brand Group Asia Limited maintained the Buffalo and Zoo York license agreements.  However, in October 2018, Centric Brands Inc.  acquired a significant portion of Global Brands Group Asia Limited’s North American licensing business.  The Company’s license agreement for the Buffalo and Zoo York brands in the United States are now maintained with Centric Brands Inc. which is not a related party or affiliated entity to the Company.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the recorded deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these items and the consecutive years of pretax losses (resulting from impairment), management determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance for all taxing jurisdictions as of December 31, 2018.  In addition, the Company continues to have deferred tax liabilities related to indefinite lived intangibles on the condensed consolidated balance sheet a portion of which cannot be considered to be a source of taxable income to offset deferred tax assets.

The Company’s consolidated effective tax rate for the Current Quarter was -4% which resulted in a $0.1 million income tax benefit as compared to the consolidated effective tax rate for the Prior Year Quarter of 4% which resulted in a $2.8 million income tax benefit.  The decrease in the effective tax rate was due to trademark impairment recorded in the Prior Year Quarter, for which the Company recognized a tax benefit against a pretax loss.

The Company’s consolidated effective tax rate for Current Six Months was 7% which resulted in a $1.8 million income tax provision as compared to the consolidated effective tax rate for the Prior Year Six Months of 3% which resulted in a $1.2 million income tax benefit.  The increase in tax expense is due to trademark impairment recorded in the Prior Year Six Months, for which the Company recognized a tax benefit.

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

14. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the Current Six Months and Prior Year Six Months:

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2018	$(53,068)	$—	$(53,068)
Changes before reclassifications	(603)	—	(603)
Current period other comprehensive income	(603)	—	(603)
Balance at June 30, 2019	$(53,671)	$—	$(53,671)

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2017	$(48,103)	$(3,177)	$(51,280)
Changes before reclassifications	(2,780)	—	(2,780)
Cumulative adjustment for adoption of ASU 2016-01	—	3,177	3,177
Current period other comprehensive income	(2,780)	3,177	397
Balance at June 30, 2018	$(50,883)	$—	$(50,883)

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

Reportable data for the Company’s operating segments is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Licensing revenue:
Women's	$8,171	$16,871	$16,538	$33,469
Men's	6,614	10,526	17,550	20,470
Home	4,285	6,961	7,775	13,473
International	15,324	15,854	28,473	31,349
	$34,394	$50,212	$70,336	$98,761
Operating income (loss):
Women's	$8,622	$(95,694)	$16,249	$(81,066)
Men's	4,952	664	12,498	6,538
Home	3,782	6,589	6,787	12,332
International	10,766	8,082	19,189	14,569
Corporate	(9,550)	(14,227)	(17,752)	(31,423)
	$18,572	$(94,586)	$36,971	$(79,050)

16. Other Assets - Current and Long-Term

Other Assets - Current

	June 30, 2019	December 31, 2018
Other assets - current consisted of the following:
US federal tax receivables	$15,855	$16,757
Insurance receivable(1)	12,876	—
Prepaid advertising	914	1,100
Prepaid expenses	1,643	2,451
Prepaid taxes	6,171	1,755
Prepaid insurance	822	1,446
Due from related parties	3,885	3,903
Other current assets	634	645
Other current assets	$42,800	$28,057

(1)

During the Current Quarter, the Company recorded an asset of approximately $12.9 million related to insurance claims that the Company believes are probable of recovery from various insurance carriers.  These claims pertain to expenses incurred related to certain litigation claims against the Company and related expenses that are discussed throughout Note 11.

	June 30, 2019	December 31, 2018
Other noncurrent assets consisted of the following:
Prepaid interest	$5,148	$5,496
Deposits	482	482
Other noncurrent assets	4	1
Other noncurrent assets	$5,634	$5,979

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

For the Current Quarter and Current Six Months, components of lease cost were as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease cost	$552	$1,101
Short-term lease cost	70	197
Variable lease cost	52	211
	$674	$1,509

For the Prior Year Quarter and Prior Year Six Months, minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent.  Rental expense for operating leases during the Prior Year Quarter and Prior Year Six Months amounted to $1.1 million and $2.0 million, respectively.

As of June 30, 2019, the operating lease ROU assets and operating lease liabilities were $7.4 million and $9.6 million, respectively.

For the Current Six Months, cash paid for lease liabilities for operating leases was $0.6 million.  Additionally, for the Current Six Months, the Company obtained a ROU asset of $0.1 million exchanged for operating lease obligations of $0.1 million.  There were no ROU assets exchanged and no operating lease obligations assumed during the Current Quarter.  In the Current Six Months, there were no reductions to ROU assets resulting from reductions to lease obligations.

Because we generally do not have access to the rate implicit in the lease, the Company utilizes our incremental borrowing rate as the discount rate.  As of June 30, 2019, the weighted average remaining operating lease term is 4.66 years and the weighted average discount rate for the operating leases is 8.61%.

Maturities of lease liabilities under non-cancellable leases as of June 30, 2019 are as follows:

Operating Leases
Remainder of 2019	$1,254
2020	2,590
2021	2,447
2022	2,164
2023	2,109
Thereafter	1,078
Total undiscounted lease payments	$11,642
Less: Imputed interest	2,037
Total lease liabilities	$9,605

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments under non-cancellable leases were as follows:

Operating Leases
2019	2,650
2020	2,726
2021	2,583
2022	2,191
2023	2,109
Thereafter	1,078
$13,337

18. Other Liabilities – Current

As of June 30, 2019, other current liabilities of $12.8 million relates to amounts due to certain joint ventures that are not consolidated with the Company as well as the current portion of the lease liabilities (refer to Note 17 for further details) as compared to $9.8 million as of December 31, 2018 which relates solely to amounts due to certain joint ventures that are not consolidated with the Company.

19. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company located in Luxembourg, is the Euro.  However, the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and the Prior Year Quarter, the Company recorded a $0.3 million currency translation gain and a $0.7 million currency translation loss, respectively, that is included in the condensed consolidated statement of operations.  Due to fluctuations in currency in the Current Six Months and the Prior Year Six Months, the Company recorded a $0.4 million currency translation loss and a $0.2 million currency translation loss, respectively, that is included in the condensed consolidated statement of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and the Prior Year Quarter, the Company recognized as a component of its comprehensive income, a foreign currency translation gain of $1.1 million and foreign currency translation loss of $5.5 million, respectively, due to changes in foreign exchange rates during the Current Quarter and the Prior Year Quarter, respectively.  During the Current Six Months and the Prior Year Six Months, the Company recognized as a component of its comprehensive income, a foreign currency translation loss of $0.6 million and foreign currency translation loss of $2.8 million, respectively, due to changes in foreign exchange rates during the Current Six Months and the Prior Year Six Months, respectively.

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

21. Other Matters

During the Current Quarter and the Prior Year Quarter, the Company included in its selling, general and administrative expenses approximately $3.2 million and $2.7 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC and related SDNY investigations and the class action and derivative litigations.  During the Current Six Months and the Prior Year Six Months, the Company included in its selling, general and administrative expenses approximately $6.0 million and $5.4 million, respectively, of charges related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC and related SDNY investigations and the class action and derivative litigations.

22. Subsequent Events

In July 2019, pursuant to the operating agreement, the Company reacquired the remaining 5% ownership interest in Umbro China from MHMC, its joint venture partner, for approximately $1.3 million in cash.  As a result of this transaction, the Company maintains 100% ownership interest in Umbro China.

As previously disclosed, on July 8, 2019, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying the Company that the minimum bid price per share for its common stock fell below $1.00 for a period of 30 consecutive business days (from May 23, 2019 to July 5, 2019) and that therefore the Company did not meet the minimum bid price requirement set forth in the Nasdaq Listing Rules.

The letter also states that pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company will be provided 180 calendar days, or until January 6, 2020, to regain compliance with the minimum bid price requirement. In accordance with Rule 5810(c)(3)(A), the Company can regain compliance with the minimum bid price requirement, if, at any time during such 180-day period, the closing bid price of the Company’s common stock is at least $1.00 for a minimum period of 10 consecutive business days. If by January 6, 2020, the Company does not regain compliance with the Nasdaq Listing Rules, the Company may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii). To qualify, the Company would need to submit a Transfer Application and a $5,000 application fee. In addition, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement. In addition, the Company would need to provide written notice to Nasdaq of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Nasdaq staff will make a determination of whether it believes the Company will be able to cure this deficiency. Should the Nasdaq staff conclude that the Company will not be able to cure the deficiency, or should the Company determine not to submit a Transfer Application or make the required representation, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting. At such time, the Company may appeal the delisting determination to a Hearings Panel.

The Company intends to monitor its closing bid price for its common stock between now and January 6, 2020, and will consider available options to resolve the Company’s noncompliance with the minimum bid price requirement, as may be necessary. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

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

As of June 30, 2019, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer  ® , Rampage  ® , Mudd  ® , London Fog  ® , Mossimo  ® , Ocean Pacific/OP  ® , Danskin /Danskin Now ® , Rocawear  ®  /Roc Nation  ® , Artful Dodger  ® , Cannon  ® , Royal Velvet  ® , Fieldcrest  ® , Charisma  ® , Starter  ® , Waverly  ® , Ecko Unltd  ®  /Mark Ecko Cut & Sew ® , Zoo York  ® , Umbro  ® and Lee Cooper  ®; and interests in Material Girl  ® , Ed Hardy  ® , Truth or Dare  ® , Modern Amusement  ® , Buffalo  ® , Hydraulic ®  and Pony ® .

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

Globally, the Company has over 50 DTR licenses and over 400 total licenses.  Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and generally without inventory, production or distribution costs or risks, and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows.  As of July 1, 2019, the Company and its joint ventures had a contractual right to receive over $384.0 million of minimum licensing revenue over the balance and the terms of their current licenses, excluding any renewals.

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

Therefore, the Company has disclosed these reportable segments for the periods shown below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Licensing revenue:
Women's	$8,171	$16,871	$16,538	$33,469
Men's	6,614	10,526	17,550	20,470
Home	4,285	6,961	7,775	13,473
International	15,324	15,854	28,473	31,349
	$34,394	$50,212	$70,336	$98,761
Operating income (loss):
Women's	$8,622	$(95,694)	$16,249	$(81,066)
Men's	4,952	664	12,498	6,538
Home	3,782	6,589	6,787	12,332
International	10,766	8,082	19,189	14,569
Corporate	(9,550)	(14,227)	(17,752)	(31,423)
	$18,572	$(94,586)	$36,971	$(79,050)

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total revenue for the Current Quarter was $34.4 million, a 32% decrease as compared to $50.2 million for the Prior Year Quarter. Revenue from the women’s segment decreased 52% from $16.9 million in the Prior Year Quarter to $8.2 million in the Current Quarter primarily due to a decrease in licensing revenue from our Mossimo, Danskin and Joe Boxer brands as the brands transition from their historical DTR relationships. Revenue from the men’s segment decreased 37% from $10.5 million in the Prior Year Quarter to $6.6 million in the Current Quarter mainly due to a decrease in licensing revenue from our Buffalo brand. Revenue from the home segment decreased 38% from $7.0 million in the Prior Year Quarter to $4.3 million in the Current Quarter mainly due to the transition of our Royal Velvet brand from a DTR relationship.  The international segment decreased 3% from $15.9 million in the Prior Year Quarter to $15.3 million in the Current Quarter mainly due from weakness in China.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $16.4 million for the Current Quarter as compared to $28.6 million for the Prior Year Quarter, a decrease of $12.2 million or 43%. SG&A from the women’s segment decreased 97% from $1.9 million in the Prior Year Quarter to $0.1 million in the Current Quarter mainly due to a $0.8 million decrease in advertising costs. SG&A from the men’s segment decreased 61% from $4.2 million in the Prior Year Quarter to $1.6 million in the Current Quarter primarily due to a $1.5 million decrease in advertising costs. SG&A from the home segment increased 36% from $0.4 million in the Prior Year Quarter to $0.5 million in the Current Quarter primarily due to a $0.1 million increase in advertising costs. SG&A from the international segment decreased 39% from $8.4 million in the Prior Year Quarter to $5.1 million in the Current Quarter mainly due to a $0.7 million decrease in compensation costs and collection of $0.8 million of previously written off accounts receivable balances. Corporate SG&A decreased 34% from $13.8 million in the Prior Year Quarter to $9.2 million in the Current Quarter primarily due to $3.5 million decrease in compensation costs.

Loss on Termination of Licenses. Loss on termination of licenses was zero for the Current Quarter as compared to $5.7 in the Prior Year Quarter. The charge in the Prior Year Quarter was related to a litigation settlement with a previous licensee for the Rocawear brand in the men’s segment.

Depreciation and Amortization. Depreciation and amortization decreased to $0.5 million for the Current Quarter, compared to $0.6 million in the Prior Year Quarter primarily due to a $0.1 million decrease in depreciation costs.

Equity earnings on joint ventures. Equity earnings on joint ventures was $1.1 million for the Current Quarter, compared to $1.1 million for the Prior Year Quarter.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was zero for the Current Quarter, compared to a gain of $0.1 million in the Prior Year Quarter. The gain in the Prior Year Quarter was related to the completion of the sale of the Sharper Image trademarks in Australia.

Trademark & Goodwill Impairment.  Trademark & Goodwill Impairment loss was zero for the Current Quarter, as compared to a loss of approximately $111.1 million in the Prior Year Quarter.  The impairment in the Prior Year Quarter was a trademark impairment of $73.3 million related to a write-down in the Mossimo trademark and a goodwill impairment of $37.8 million related to a write-down in our women’s segment.

Operating Income (loss). Total operating income for the Current Quarter increased to $18.6 million or 54% of total revenue, compared to loss of approximately $94.6 million in the Prior Year Quarter. Excluding trademark and goodwill impairment, total operating income in the Prior Year Quarter was $16.6 million or 33% of total revenue. Operating income from the women’s segment was $8.6 million in the Current Quarter as compared to a loss of $95.7 million in the Prior Year Quarter. Excluding trademark and goodwill impairment, operating income from the women’s segment was $15.5 million in the Prior Year Quarter. Operating income from the men’s operating segment was $5.0 million in the Current Quarter compared to $0.7 million in the Prior Year Quarter. Operating income from the home segment was $3.8 million in the Current Quarter compared to $6.6 million in the Prior Year Quarter. Operating income from the international segment was $10.8 million in the Current Quarter compared to $8.1 million in the Prior Year Quarter. Corporate operating loss was $9.5 million in the Current Quarter compared to an operating loss of $14.2 million in the Prior Year Quarter.

Other Expenses (income)-Net. Other expenses (income)- net was an expense of approximately $15.3 million for the Current Quarter as compared to income of $16.6 million for the Prior Year Quarter, an increase of $31.9 million. The increase was primarily related to a gain of $0.3 million in the Current Quarter as compared to a gain of $32.1 million in the Prior Year Quarter related to the mark-to-market adjustment from the Company’s 5.75% Convertible Notes based on the Company’s accounting treatment which requires the fair value of the debt at the end of each period.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately -4%, which resulted in a $0.1 million income tax benefit, as compared to an effective income tax rate of 4% in the Prior Year Quarter, which resulted in a $2.8 million income tax benefit.  The decrease in the effective tax rate was due to trademark impairment recorded in the Prior Year Quarter, for which the Company recognized a tax benefit against a pretax loss.

Net Income. Our net income was approximately $3.4 million in the Current Quarter, compared to a net loss of approximately $75.1 million in the Prior Year Quarter, as a result of the factors discussed above.

Current Six Months compared to Prior Year Six Months

Licensing Revenue. Total revenue for the Current Six Months was $70.3 million, a 29% decrease as compared to $98.8 million for the Prior Year Six Months. Revenue from the women’s segment decreased 51% from $33.5 million in the Prior Year Six Months to $16.5 million in the Current Six Months primarily due to a decrease in licensing revenue from our Mossimo, Danskin and Joe Boxer brands as the brands transition from their historical DTR relationships. Revenue from the men’s segment decreased 14% from $20.5 million in the Prior Year Six Months to $17.5 million in the Current Six Months mainly due to a decrease in licensing revenue from our Buffalo brand. Revenue from the home segment decreased 42% from $13.5 million in the Prior Year Six Months to $7.8 million in the Current Six Months mainly due to the transition of our Royal Velvet brand from a DTR relationship. The international segment decreased 9% from $31.3 million in the Prior Year Six Months to $28.5 million in the Current Six Months, mainly due to $2.0 million decrease of replica jersey sales from our Diamond Icon joint venture related to World Cup sales.  The Company generally does this as an accommodation to its licensees to consolidate ordering from the manufacturers. Refer to Note 4 of Unaudited Condensed Consolidated Financial Statements for details.  Excluding this increase in licensing revenue for Diamond, Licensing Revenue from our international segment decreased 3% due to weakness in our business in China.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $34.5 million for the Current Six Months as compared to $62.2 million for the Prior Year Six Months, an decrease of $27.7 million or 45%. SG&A from the women’s segment decreased 68% from $4.2 million in the Prior Year Six Months to $1.4 million in the Current Six Months mainly due to a $1.6 million decrease in advertising costs. SG&A from the men’s segment decreased 39% from $8.2 million in the Prior Year Six Months to $5.0 million in the Current Six Months primarily due to a $1.9 million decrease in advertising costs. SG&A from the home segment decreased 13% from $1.1 million in the Prior Year Six Months to $1.0 million in the Current Six Months mainly due to a $0.1 million decrease in professional fees. SG&A from the international segment decreased 40% from $17.0 million in the Prior Year Six Months to $10.2 million in the Current Six Months mainly due to a $1.9 million decrease in cost of goods sold due to replica jersey sales by our Diamond Icon joint venture. Refer to Note 4 of Unaudited Condensed Consolidated Financial Statements for details. Corporate SG&A decreased 47% from $31.7 million in the Prior Year Six Months to $17.0 in the Current Six Months million primarily due to (i) a $7.3 million decrease in compensation costs and a $7.2 million decrease in professional fees.

Loss on Termination of Licenses. Loss on termination of licenses was zero for the Current Six Months, compared to $5.7 million Prior Year Six Months. The charge in the Prior Year Six Months was related to a litigation settlement with a previous licensee for the Rocawear in the men’s segment.

Depreciation and Amortization. Depreciation and amortization was $1.0 million for the Current Six Months, compared to $1.3 million in the Prior Year Six Months. The decrease was mainly due to a decrease in depreciation costs.

Equity Earnings on Joint Ventures. Equity earnings on joint ventures was $2.1 million for the Current Six Months, compared to $1.2 million for the Prior Year Six Months. The increase was mainly due to a $0.5 million increase in income in our SE Asia joint venture.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was zero for the Current Six Months, compared to $1.3 million in the Prior Year Six Months. The gain in the Prior Year Six Months was related to the completion of the sale of the Sharper Image and Badgley Mischka trademarks in certain of the Company’s international joint ventures.

Trademark & Goodwill Impairment.  Trademark & Goodwill Impairment loss was zero for the Current Six Months, as compared to a loss of approximately $111.1 million in the Prior Year Six Months.  The impairment in the Prior Year Six Months was a trademark impairment of $73.3 million related to a write-down in the Mossimo trademark and a goodwill impairment of $37.8 million related to a write-down in our women’s segment.

Operating Income (loss). Total operating income for the Current Six Months increased to $37.0 million or 53% of total revenue, compared to a loss of approximately $79.1 million in the Prior Year Six Months. Excluding trademark and goodwill impairment, total operating income in the Prior Year Six Months was $32.1 million or 33% of total revenue. Operating income from the women’s segment was $16.2 million in the Current Six Months compared to a loss of $81.1 million in the Prior Year Six Months. Excluding trademark and goodwill impairment, operating income from the women’s segment in the Prior Year Six Months was $30.1 million. Operating income from the men’s operating segment was $12.5 million in the Current Six Months compared to $6.5 million in the Prior Year Six Months. Operating income from the home segment was $6.8 million in the Current Six Months compared to $12.3 million in the Prior Year Six Months. Operating income from the international segment was $19.2 million in the Current Six Months compared to $14.6 million in the Prior Year Six Months. Corporate operating loss was $17.8 million in the Current Six Months compared to operating loss of $31.4 million in the Prior Year Six Months.

Other Expenses (income)-Net. Other expenses (income)- net was approximately $10.4 million for the Current Six Months as compared to income of $33.4 million for the Prior Year Six Months, an increase of $43.8 million. The increase was primarily related to (i) a gain of  $20.3 million in the Current Six Months as compared to a gain of $56.5 million in the Prior Year Six Months related to the mark-to-market adjustment from the Company’s 5.75% Convertible Notes based on the Company’s accounting treatment which requires the fair value of the debt at the end of each period and (ii) a gain on the extinguishment of debt of $4.5 million in the Prior Year Six Months as compared to zero in the Current Six Months.

Provision for Income Taxes. The effective income tax rate for the Current Six Months is approximately 7%, which resulted in a $1.8 million income tax provision, as compared to an effective income tax rate of 3% in the Prior Year Six Months, which resulted in a $1.2 million income tax benefit.  The increase in tax expense is due to trademark impairment recorded in the Prior Year Six Months, for which the Company recognized a tax benefit.

Net Income. Our net income was approximately $24.8 million in the Current Six Months, compared to a net loss of approximately $44.5 million in the Prior Year Six Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements are to refinance or extinguish existing indebtedness and to fund working capital needs.  We currently rely primarily on asset sales and the issuance of indebtedness to refinance existing indebtedness.  At June 30, 2019 and December 31, 2018, our cash totaled $52.4 million and $66.6 million, respectively, not including short-term restricted cash of $14.6 million and $16.0 million, respectively. Our short term restricted cash primarily consists of collection and investment accounts related to our Securitization Notes.

The Company’s Securitization Notes include a financial test, known as the debt service coverage ratio (“DSCR”) that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to the approximate cash flow available to pay such principal and interest.  As a result of a decline in royalty collections during the twelve months ended March 31, 2019, the DSCR fell below 1.10x as of March 31, 2019.  Beginning April 1, 2019, the Senior Secured Notes experienced a Rapid Amortization Event pursuant to the Securitization Notes Indenture.  Upon a Rapid Amortization Event, any residual amounts available will immediately be used to pay down the principal.  The Company will continue to receive its management fee from the Securitization Notes and the Company does not believe the loss of our residual, if any, will have a significant impact on our operations.

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

Operating Activities

Net cash provided by operating activities decreased $29.4 million from net cash provided by operating activities of $39.3 million in the Prior Year Six Months to net cash provided by operating activities of $10.0 million in the Current Six Months.  The decrease is primarily due to the decrease in revenues from $98.8 million in the Prior Year Six Months to $70.3 million in the Current Six Months.

Investing Activities

Net cash used in investing activities decreased approximately $1.0 million, from net cash used in investing activities of $4.2 million in the Prior Year Six Months to net cash used in investing activities of $3.3 million in the Current Six Months. The difference between both periods is primarily due $4.9 million of cash used in the Prior Year Six Months related to the Company’s acquisition of the remaining interest in Iconix Canada of which there was no corresponding amount in the Current Six Months and the Company’s receipt of $3.0 million in cash from the sale of its interest in Ningbo Material Girl during the Current Six Months offset by cash used in the acquisition of a perpetual royalty agreement for Ecko which was recorded to trademarks in the Current Six Months.

Financing Activities

Net cash used in financing activities decreased approximately $31.4 million, from cash used in financing activities of $53.8 million in the Prior Year Six Months to cash used in financing activities of $22.5 million in the Current Six Months. The decrease between both periods is primarily due to the debt financings that occurred in the Prior Year Six Months in which the Company exchanged its outstanding principal balance of its 1.50% Convertible Notes for its 5.75% Convertible Notes in the Prior Year Six Months of which there was no similar transaction in the Current Six Months.

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

Addressing the Material Weaknesses

The material weaknesses not remediated at December 31, 2018 were in the areas of financial reporting for the modification of our debt, and implementation of the new revenue recognition standard, ASC 606. During 2018 and continuing in 2019, the Company made changes to its internal controls in these areas which included more robust review procedures and seeking accounting consultation from third party advisors proactively, as well as changes in personnel.  No additional internal control issues have been identified in these areas; however, the material weaknesses cannot be considered completely remediated until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  As a result of the foregoing, the principal executive officer and the principal financial and accounting officer concluded that as of June 30, 2019, certain of the Company’s internal controls related to the financial reporting for the modification of our debt, financial reporting for the new revenue recognition standard, ASC 606, and financial reporting for the earnings per share impact of redeemable non-controlling interest, were not effective.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended June 30, 2019, that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed above.

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

PART II. Other Information

Item 1. Legal Proceedings.

In May 2016, Supply Company, LLC (“ Supply), a former licensee of the Ed Hardy trademark, commenced the action against the Company and its affiliate, Hardy Way, LLC (“Hardy Way” and together with the Company, the “Iconix Defandants”) seeking damages of $50 million, including punitive damages, attorneys’ fees and costs.  Supply alleges that Hardy Way breached the parties’ license agreement by failing to reimburse Supply for markdown reimbursement requests that Supply received from a certain retailer.  Supply also alleges that the Company is liable for fraud because it made purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark in order to induce Supply to enter into the license agreement and to induce Supply to enter into a separate agreement with a certain retailer.  The Iconix Defendants are vigorously defending against the claims, and have filed a motion to dismiss the Complaint, which is awaiting Court decision.  At this time, the Company is unable to estimate the ultimate outcome of this matter.

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

The Company continues to cooperate in the previously disclosed SEC and Southern District of New York (“SDNY”) investigations.

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

As of June 30, 2019, the Company’s consolidated balance sheet reflects debt of approximately $642.1 million (which is net of $3.2 million of debt issuance costs), including (i) securitization debt of $450.5 million (net of original issue discount of $2.6 million) under our Series 2012-1 4.229% Senior Secured Notes, Class A-2, Series 2013-1 4.352% Senior Secured Notes, Class A-2 (collectively, the “Senior Secured Notes”), and the Variable Funding Notes, (ii) senior secured debt of $171.6 million (net of original issue discount of $15.8 million) under our Senior Secured Term Loan, and (iii) subordinated secured debt of $94.6 million (which is recorded in our consolidated balance sheet as of June 30, 2019 at a fair value of $23.2 million) under our 5.75% convertible senior subordinated secured second lien notes due 2023 (the “5.75% Convertible Notes”). We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our outstanding debt obligations:

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

Our licenses with Kohls and Global Brands Group represent, each in the aggregate, our two largest licensees during the three months ended June 30, 2019, representing approximately 13% and 8%, respectively, of our total revenue for such period.

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

As of June 30, 2019, goodwill represented approximately $26.1 million, or approximately 4% of the Company’s total consolidated assets, and trademarks and other intangible assets represented approximately $340.8 million, or approximately 54% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

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

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter (share count in thousands):

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 - April 30	3	$1.84	—	$—
May 1 - May 31	—	$—	—	$—
June 1 - June 30	—	$—	—	$—
Total	3	$1.84	—	$—

*	Amounts purchased represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002**

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: August 13, 2019	/s/ Robert C. Galvin
Robert Galvin
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2019	/s/ John T. McClain
John T. McClain
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)