Form 10-Q
period 2019-09-30
ICONIX BRAND GROUP, INC.
filed 2019-11-14
CIK 857737

hour

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 8, 2019, 11,732,272 shares of the registrant’s Common Stock, par value $.001 were outstanding.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$44,041	$66,609
Restricted cash	15,134	16,026
Accounts receivable, net	26,575	37,671
Contract asset	8,289	4,802
Other assets – current	45,601	28,057
Total Current Assets	139,640	153,165
Property and equipment:
Furniture, fixtures and equipment	22,885	22,525
Less: Accumulated depreciation	(18,940)	(17,644)
	3,945	4,881
Other Assets:
Other assets	5,501	5,979
Contract asset	9,951	14,560
Right-of-use asset	7,043	—
Trademarks and other intangibles, net	337,175	337,700
Investments and joint ventures	70,670	89,691
Goodwill	26,099	26,099
	456,439	474,029
Total Assets	$600,024	$632,075
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$50,829	$44,856
Deferred revenue	5,883	5,405
Current portion of long-term debt	61,417	54,263
Other liabilities – current	13,041	9,788
Total Current Liabilities	131,170	114,312
Deferred income tax liability	5,510	4,566
Long-term debt, less current maturities (includes $35,066 and $48,076, respectively, at fair value)	583,682	620,966
Other liabilities	9,223	3,829
Total Liabilities	729,585	743,673
Redeemable Non-Controlling Interest	34,931	34,137
Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.001 par value shares authorized 260,000; shares issued 14,984 and 11,162, respectively	15	11
Additional paid-in capital	1,045,097	1,037,372
Accumulated losses	(329,288)	(312,796)
Accumulated other comprehensive loss	(57,715)	(53,068)
Less: Treasury stock – 3,369 and 3,323 shares at cost, respectively	(844,334)	(844,253)
Total Iconix Brand Group, Inc. Stockholders’ Deficit	(186,225)	(172,734)
Non-Controlling Interest, net of installment payments due from non-controlling interest holders	21,733	26,999
Total Stockholders’ Deficit	(164,492)	(145,735)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit	$600,024	$632,075

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except earnings per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Licensing revenue	$35,471	$46,224	$105,806	$144,984
Selling, general and administrative expenses	26,318	30,197	60,846	92,437
Loss on termination of licenses	—	—	—	5,650
Depreciation and amortization	421	502	1,393	1,788
Equity earnings on joint ventures	(153)	(967)	(2,290)	(2,212)
Gain on sale of trademarks	—	—	—	(1,268)
Goodwill impairment	—	—	—	37,812
Trademark impairment	—	4,386	—	77,721
Investment impairment	17,000	—	17,000	—
Operating income (loss)	(8,115)	12,106	28,857	(66,944)
Other expenses (income):
Interest expense	14,430	14,944	43,399	44,320
Interest income	(96)	(89)	(259)	(304)
Other (income) loss, net	11,971	(25,787)	(6,821)	(84,001)
Gain on extinguishment of debt	—	—	—	(4,473)
Foreign currency translation (gain) loss	391	301	760	453
Other expenses (income) – net	26,696	(10,631)	37,079	(44,005)
Income (loss) before income taxes	(34,811)	22,737	(8,222)	(22,939)
(Benefit) provision for income taxes	(585)	1,026	1,253	(128)
Net income (loss)	(34,226)	21,711	(9,475)	(22,811)
Less: Net income attributable to non-controlling interest	1,482	1,487	7,017	8,635
Net income (loss) attributable to Iconix Brand Group, Inc.	$(35,708)	$20,224	$(16,492)	$(31,446)

Earnings (loss) per share:
Basic	$(3.07)	$2.81	$(1.62)	$(4.87)
Diluted	$(3.07)	$0.26	$(1.62)	$(7.35)
Weighted average number of common shares outstanding:
Basic	11,631	7,184	10,169	6,458
Diluted	11,631	17,591	10,169	12,310

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(34,226)	$21,711	$(9,475)	$(22,811)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(4,044)	(729)	(4,647)	(3,509)
Total other comprehensive (loss) income	(4,044)	(729)	(4,647)	(3,509)
Comprehensive income (loss)	$(38,270)	$20,982	$(14,122)	$(26,320)
Less: comprehensive income attributable to non-controlling interest	1,482	1,487	7,017	8,635
Comprehensive income (loss) attributable to Iconix Brand Group, Inc.	$(39,752)	$19,495	$(21,139)	$(34,955)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance (shares)	14,928	10,149	11,162	9,016
Shares issued on vesting of restricted stock	—	3	95	32
Shares issued on conversion of 5.75% Convertible Notes	56	—	3,727	1,104
Shares issued on payment of interest of 5.75% Convertible Notes	—	625	—	625
Common Stock (shares)	14,984	10,777	14,984	10,777

Beginning balance (amount)	$15	$10	$11	$9
Shares issued on conversion of 5.75% Convertible Notes	—	—	4	1
Shares issued on payment of interest of 5.75% Convertible Notes	—	1	—	1
Common Stock (amount)	$15	$11	$15	$11
Beginning balance	1,045,518	1,037,670	1,037,372	1,044,599
Shares issued on conversion of 5.75% Convertible Notes	46	—	6,225	12,693
Shares issued on payment of interest of 5.75% Convertible Notes	—	3,067	—	3,067
Write-off of equity component of 1.50% Convertible Notes	—	—	—	(23,250)
Re-purchase of Umbro China Equity	(770)	—	(770)	—
Elimination of non-controlling interest related to the acquisition of additional interest in Hydraulic joint venture	—	—	—	2,097
Change in redemption value of redeemable non-controlling interest	—	—	1,586	—
Compensation expense in connection with restricted stock	362	(1,626)	760	(108)
Tax benefit related to amortization of convertible notes' discount	—	—	—	35
Foreign currency translation	(59)	(7)	(76)	(29)
Additional Paid-In Capital	$1,045,097	$1,039,104	$1,045,097	$1,039,104
Beginning balance	(293,580)	(261,030)	(312,796)	(223,718)
Cumulative effect of accounting change for adoption of ASU 606	—	—	—	16,540
Cumulative effect of accounting change for adoption of ASU 2016-01	—	—	—	(3,177)
Change in redemption value of redeemable non-controlling interest	—	503	—	1,498
Net (loss) income	(35,708)	20,224	(16,492)	(31,446)
Accumulated Losses	$(329,288)	$(240,303)	$(329,288)	$(240,303)
Beginning balance	(53,671)	(50,883)	(53,068)	(51,280)
Cumulative effect of accounting change for adoption of ASU 2016-01	—	—	—	3,177
Foreign currency translation	(4,044)	(729)	(4,647)	(3,509)
Accumulated Other Comprehensive Loss	$(57,715)	$(51,612)	$(57,715)	$(51,612)
Beginning balance	(844,334)	(844,176)	(844,253)	(844,030)
Shares repurchased on vesting of restricted stock	—	(1)	(81)	(147)
Treasury Stock	$(844,334)	$(844,177)	$(844,334)	$(844,177)
Beginning balance	22,612	24,106	26,999	23,444
Cumulative effect of accounting change for adoption of ASC 606	—	—	—	1,176
Re-purchase of Umbro China Equity	(495)	—	(495)	—
Elimination of non-controlling interest related to the acquisition of additional interest in Hydraulic joint venture	—	—	—	(2,097)
Payments from non-controlling interest holders, net of imputed interest	—	—	—	195
Reclass from redeemable NCI	—	—	(856)	—
Net (loss) income	895	1,487	5,494	8,635
Distributions to joint ventures	(1,279)	(3,525)	(9,409)	(9,285)
Non-Controlling Interest	$21,733	$22,068	$21,733	$22,068
Total Stockholders' Deficit	$(164,492)	$(74,909)	$(164,492)	$(74,909)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(9,475)	$(22,811)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,341	1,583
Amortization of trademarks and other intangibles	52	205
Amortization of deferred financing costs and debt discount	9,250	9,935
Third party fees associated with the issuance of 5.75% Convertible Notes	—	4,958
Interest expense on 5.75% Convertible Notes paid in shares	—	3,067
Stock-based compensation (benefit) expense	760	(108)
Provision for doubtful accounts	(1,215)	9,864
Periodic lease cost	1,648	—
Earnings on equity investments in joint ventures	(2,290)	(2,212)
Distributions from equity investments	1,981	3,021
Non-cash gain on re-measurement of equity investment	—	(8,410)
Impairment of equity method investment	17,000	—
Contract asset impairment	4,622	575
Gain on sale of trademarks, net		(1,268)
Trademark impairment	—	77,721
Goodwill impairment	—	37,812
Settlement of note receivable related to formation of Buffalo joint venture	—	1,141
Mark to market adjustment on convertible note	(8,350)	(73,745)
Loss (gain) on debt to equity conversions	1,568	(1,056)
Gain on sale of Complex Media	—	(958)
Gain on sale of interest in Ningbo Material Girl	(209)	—
Gain on extinguishment of debt	—	(4,473)
Income on other equity investment	200	364
Deferred income tax benefit	944	(4,905)
Loss on foreign currency translation	760	453
Changes in operating assets and liabilities:
Accounts receivable	10,209	16,265
Other assets – current	(6,684)	17,033
Other assets	151	(2,785)
Deferred revenue	858	2,778
Accounts payable and accrued expenses	(6,254)	(14,944)
Other tax liabilities	—	(531)
Other liabilities	(970)	1,128
Net cash provided by operating activities	15,897	49,697
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(429)	(776)
Acquisition of trademarks from Iconix Southeast Asia	(2,067)	(2,120)
Acquisition of remaining interest in Iconix Canada	—	(7,053)
Acquisition of Badgley Mischka and Sharper Image trademarks in certain international joint ventures	—	(1,289)
Acquisition of additional interest in Iconix Australia, net of cash acquired	—	(649)
Proceeds from sale of interest in Badgley Mischka in certain international joint ventures	—	2,500
Proceeds from sale of interest in Ningbo Material Girl	3,000	—
Proceeds from sale of Complex Media	—	958

Proceeds from note receivable from formation of Buffalo joint venture	—	1,409
Additions to trademarks	(3,898)	(284)
Net cash used in investing activities	(3,394)	(7,304)
Cash flows provided by (used in) financing activities:
Prepaid financing costs	—	(5,423)
Proceeds from long-term debt, net of discount and fees	—	95,700
Payment of long-term debt	(26,369)	(145,655)
Proceeds from sale of trademarks and related notes receivable from consolidated JVs	—	195
Distributions to non-controlling interests	(9,409)	(13,693)
Tax benefit related to amortization of convertible notes' discount	—	35
Cost of shares repurchased on vesting of restricted stock	(81)	(147)
Net cash used in financing activities	(35,859)	(68,988)
Effect of exchange rate changes on cash and restricted cash	(104)	(466)
Net decrease in cash and cash equivalents, and restricted cash	(23,460)	(27,061)
Cash, cash equivalents, and restricted cash, beginning of period	82,635	114,693
Cash, cash equivalents, and restricted cash, end of period	$59,175	$87,632

Supplemental disclosure of cash flow information:

	For the Nine Months Ended September 30,
	2019	2018
Cash paid during the period:
Income taxes (net of refunds received)	$10,363	$(6,413)
Interest	$35,666	$30,334
Non-cash investing and financing activities:
Non-cash additions to operating lease assets	$10,462	$—
Shares issued upon conversion of debt to equity	$6,229	$12,694

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2019 (“Current Quarter”) and the nine months ended September 30, 2019 (“Current Nine Months”) are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

During the Current Nine Months, the Company adopted one new accounting pronouncement.  Refer to Note 20 for further details.

Certain reclassifications, which were immaterial, have been made to conform prior year data to the current presentation. During the Current Nine Months, the Company also made a reclassification between redeemable noncontrolling interest and noncontrolling interest.

Liquidity

These consolidated financial statements are prepared on a going concern basis that contemplates the realization of cash flows from assets and discharge of liabilities, in each case, in the ordinary course of business consistent with the Company’s prior periods.   Based on the Company’s financial plans and projections for 2019 and 2020, which assumes the realization of significant cost savings, among other things, from the successful implementation of the Company’s current strategic initiatives, the Company does not expect the occurrence of any payment defaults on its outstanding debt facilities in the next twelve months, and otherwise expects to generate sufficient cash to meet its operating cash flow needs and maintain compliance with the financial covenants set forth in its various debt  facilities during such period.

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

The following table presents our revenues disaggregated by license type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Licensing revenue by license type:
Direct-to-retail license	$11,146	$19,344	$31,263	$60,651
Wholesale licenses	24,206	26,682	73,758	81,238
Other licenses	119	198	785	3,095
	$35,471	$46,224	$105,806	$144,984

The following table represents our revenues disaggregated by geography:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Total licensing revenue by geographic region:
United States	$21,613	$29,430	$63,219	$96,532
Other (1)	13,858	16,794	42,587	48,452
	$35,471	$46,224	$105,806	$144,984
(1)	No single country outside of the United States represented 10% or more of the Company’s revenues in the periods presented.

Remaining Performance Obligation

We enter into long-term license agreements with our licensees across all operating segments.  Revenues are recognized on a straight-line basis consistent with the nature, timing and extent of our services, which primarily relate to the ongoing brand management and maintenance of the intellectual property.  As of October 1, 2019, the Company and its joint ventures had a contractual right to receive over $379.2 million of aggregate minimum licensing revenue over the balance and the terms of their current licenses, excluding any renewals.

As of September 30, 2019, future minimum license revenue to be recognized under our existing licenses is as follows: $24.8 million, $83.8 million, $64.9 million, $52.7 million, $44.8 million and $108.2 million for the remainder of FY 2019, FY 2020, FY 2021, FY 2022, FY 2023 and thereafter, respectively.

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

Contract Asset

We record contract assets when revenue is recognized in advance of cash payment being due from our licensees.  As of September 30, 2019, our contract assets – current and long term contract assets were $8.3 million and $10.0 million, respectively, as compared to our contract assets – current and long term contract assets as of December 31, 2018 which were $4.8 million and $14.6 million, respectively.  For the Current Quarter, the Company incurred an impairment loss of its contract assets of $4.0 million as a result of the termination of the Umbro China contract and certain other contract modifications as compared to $0.2 million for the Prior Year Quarter.  For the Current Nine Months, the Company incurred an impairment loss of $4.6 million primarily as a result of the termination of the Umbro China contract and certain other contract modifications as compared to $0.6 million for the Prior Year Nine Months.

Deferred Revenue

We record deferred revenue when cash payment is received or due in advance of our performance, including amounts which are refundable.  Advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s condensed consolidated balance sheet in deferred revenue at the time the payment is received.  The increase in deferred revenues as of September 30, 2019 as compared to December 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $3.9 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period.

3. Goodwill and Trademarks and Other Intangibles, net

Goodwill

There were no changes and no impairment of the Company’s goodwill during the Current Nine Months as compared to a non-cash impairment charge of $37.8 million recorded in the Prior Year Nine Months, which was due to the projected decline in royalties associated with the license agreements for the Mossimo brand.  Additionally, during the Prior Year Nine Months, the Company purchased an additional 5% ownership interest in Iconix Australia from its joint venture partner.  As a result of this transaction, the Company recorded goodwill of less than $0.1 million.  The annual evaluation of the Company’s goodwill, by segment, is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		September 30, 2019		December 31, 2018
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks	Indefinite	$337,159	$—	$337,631	$—
Definite-lived trademarks	10-15	8,958	8,958	8,958	8,958
Licensing contracts	1-9	944	928	978	909
		$347,061	$9,886	$347,567	$9,867
Trademarks and other intangibles, net			$337,175		$337,700

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

In accordance with ASC 350, there was no impairment of the indefinite-lived trademarks during the Current Quarter, or the Current Nine Months.  In the Prior Year Quarter, the Company recorded a $4.4 million impairment of its Joe Boxer indefinite-lived trademark and in the Prior Nine Month period, the Company recorded a non-cash impairment charge of $73.3 million in the women’s segment to reduce the Mossimo trademark to fair value resulting in total impairment charges of $77.7 million.  Further, in accordance with ASC 360, there were no impairment charges to the Company’s definite-lived trademarks during any periods presented.

During the Prior Year Nine Months, the Company completed the sale of the Badgley Mischka and Sharper Image intellectual property and related assets from the Iconix Southeast Asia, Iconix MENA, Iconix Europe and Iconix Australia joint ventures.  Refer to Note 5 for further details.

Other amortizable intangibles represent licensing contracts, which are amortized on a straight-line basis over their estimated useful lives of 1 to 9 years. Certain trademarks are amortized using estimated useful lives of 10 to 15 years with no residual values.

Amortization expense for intangible assets for both the Current Quarter and Prior Year Quarter was less than $0.1 million.  Amortization expense for intangible assets for the Current Nine Months was less than $0.1 million as compared to amortization expense for intangible assets of approximately $0.2 million for the Prior Year Nine Months.

4. Joint Ventures and Investments

Joint Ventures

As of September 30, 2019, the following joint ventures are consolidated with the Company:

Entity Name	Date of Original Formation / Investment	Iconix's Ownership % as of September 30, 2019	Joint Venture Partner	Put / Call Options, as applicable(2)
Lee Cooper China Limited	June 2018	100%	POS Lee Cooper HK Co. Ltd.	—
Starter China Limited	March 2018	100%	Photosynthesis Holdings Co. Ltd.	—
Danskin China Limited	October 2016	100%	Li-Ning (China) Sports Goods Co. Ltd.	—
Umbro China Limited	July 2016	100%(4)	Hong Kong MH Umbro International Co. Ltd.	—
US Pony Holdings, LLC	February 2015	75%	Anthony L&S Athletics, LLC	—
Iconix MENA Ltd.(1)	December 2014	55%	Global Brands Group Asia Limited	Put / Call Options
Iconix Israel, LLC(1)	November 2013	50%	MGS	—
Iconix Europe LLC(1)(3)	December 2009	51%	Global Brands Group Asia Limited	Put / Call Options
Iconix Australia(1)	September 2013	55%	Pac Brands USA, Inc.	Put / Call Options
Diamond Icon(1)	March 2013	51%	Albion Agencies Ltd.
Buffalo brand joint venture(1)	February 2013	51%	Buffalo International	—
Icon Modern Amusement, LLC(1)	December 2012	51%	Dirty Bird Productions	—
Hardy Way, LLC	May 2009	85%	Donald Edward Hardy	—

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
(3)

In March 2019, the Company entered into an amendment to the Iconix Europe LLC Operating Agreement to extend the put/call options from the six month period commencing January 13, 2019 (as stipulated in the agreement) to a period commencing January 13, 2019 and ending on September 30, 2019.  In September 2019, the Company entered into amendment to the Iconix Europe LLC Operating Agreement to extend the put/call options to a period ending on December 31, 2019.

(4)

In July 2019, pursuant to the operating agreement, the Company reacquired the remaining 5% ownership interest in Umbro China from MHMC, its joint venture partner, for approximately $1.3 million.  As a result of this transaction, the Company now maintains 100% ownership interest in Umbro China.

Investments

Equity Method Investments

Entity Name	Date of Original Formation / Investment	Partner	Put / Call Options, as applicable(2)
Iconix India joint venture (1)	June 2012	Reliance Brands Ltd.	—
Iconix SE Asia, Ltd. (1)(3)	October 2013	Global Brands Group Asia Limited	Put / Call Options
MG Icon (1)	March 2010	Purim LLC	—

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
(3)

In March 2019, the Company entered into an amendment to the Iconix SE Asia, Ltd. Operating Agreement to extend the put/call options from the six month period commencing October 1, 2018 (as stipulated in the agreement) to a period commencing October 1, 2018 and ending on September 30, 2019.  In September 2019, the Company entered into an amendment to the Iconix SE Asia, Ltd. Operating Agreement to extend the put/call options to a period   ending on December 31, 2019.

Additionally, through its ownership of Iconix China Holdings Limited, the Company has equity interests in the following private companies which are accounted for as equity method investments:

		Ownership by	Value of Investment as of
Brands Placed	Partner	Iconix China	September 30, 2019	December 31, 2018
Candie’s	Candies Shanghai Fashion Co. Ltd.	20%	$10,188	$10,529
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	2,270	2,270
Material Girl	Ningbo Material Girl Fashion Co. Ltd.(1)	20%	—	2,129
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	10,245	10,400
			$22,703	$25,328

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

Other Equity Investments

Entity Name	Date of Original Formation / Investment
China Outfitters Holdings Ltd. (2)	September 2008
Marcy Media Holdings, LLC (1)	July 2013

(1)

In accordance with ASC 825, given that this investment does not have a readily determinable fair value and the Company does not have significant influence over the entity, the Company assesses this investment for potential impairment on a quarterly basis. The Company recorded an impairment charge during the Current Quarter in the amount of $17.0 million based on the estimated value that would be realized on the disposition of the Company’s equity interest in Marcy Media Holdings, LLC in connection with the Roc Parties Settlement (See Note 11).

(2)

As part of the 2015 purchase of our joint venture partners’ interest in Iconix China, the Company acquired an equity investment in China Outfitters Holdings Ltd.  As of September 30, 2019 and December 31, 2018, the fair value of this investment was approximately $0.9 million and $1.1 million, respectively, with the decrease in fair value of approximately $0.2 million recorded within Other Income on the Company’s condensed consolidated statement of operations.

5. Gains on Sale of Trademarks, Net

The following table details transactions comprising gains on sale of trademarks, net in the condensed consolidated statement of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest in Sharper Image trademark in Iconix Southeast Asia(1)	$—	$—	$—	$236
Interest in Sharper Image trademark in Iconix Europe(1)	—	—	—	352
Interest in Sharper Image trademark in Iconix MENA(1)	—	—	—	250
Interest in Sharper Image trademark in Iconix Australia(1)	—	—	—	125
Interest in Badgley Mischka trademark in Iconix Southeast Asia(2)	—	—	—	478
Interest in Badgley Mischka trademark in Iconix Europe(2)	—	—	—	(244)
Interest in Badgley Mischka trademark in Iconix MENA(2)	—	—	—	71
Net gains on sale of trademarks	$—	$—	$—	$1,268

(1)

In December 2016, the Company sold its rights to the Sharper Image intellectual property and related assets to 360 Holdings, Inc. The Sharper Image intellectual property and related assets within other foreign territories, which was owned by certain of the Company’s joint venture entities, required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  As a result, in the Prior Year Nine Months, the Company recognized an additional combined gain of approximately $1.0 million upon final execution of the agreement for the sale of the Sharper Image intellectual property and related assets which were previously owned by the Iconix Southeast Asia, Iconix Europe, Iconix MENA and Iconix Australia joint ventures.

(2)

In February 2016, the Company sold its rights to the Badgley Mischka intellectual property and related assets to Titan Industries, Inc. in partnership with the founders, Mark Badgley and James Mischka, and the apparel license MJCLK LLC.  The Badgley Mischka intellectual property and related assets within other foreign territories, which was owned by certain of the Company’s joint venture entities, required the Company to negotiate and finalize the sale of the intellectual property with its respective joint venture partners.  As a result, in the Prior Year Nine Months, the Company recognized an additional combined net gain of approximately $0.3 million upon final execution of the agreement for the sale of the Badgley Mischka intellectual property and related assets which were previously owned by the Iconix Southeast Asia, Iconix Europe and Iconix MENA joint ventures.

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

Financial Instruments

As of September 30, 2019 and December 31, 2018, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our other equity investment not carried at fair value is not readily determinable, and it is not practical to obtain the information needed to determine the value. However, as disclosed in Note 4, there was an impairment recorded in the Current Quarter, based on the estimate of value that would be realized on the Company’s investment in Marcy Media Holdings LLC. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1), (2)	$645,099	$549,465	$675,229	$582,370

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.
(2)	Includes the 5.75% Convertible Notes accounted for under the fair value option. See to Note 7.

Additionally, the fair value of the other equity investments acquired as part of the 2015 purchase of our joint venture partners’ interest in Iconix China was approximately $0.9 million as of September 30, 2019 with the changes in the fair value of the investment recorded in Other Income in the Company’s condensed consolidated statement of operations. See Note 4.

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other” (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks.  The Company recorded an impairment on its investment in Marcy Media Holdings, LLC during the Current Quarter and the Current Nine Months.  The Company recorded impairment charges on the Joe Boxer indefinite-lived trademark during the Prior Year Quarter and the Prior Year Nine Months, and on the Mossimo indefinite-lived trademark and women’s segment goodwill during the Prior Year Nine Months.

7. Fair Value Option

The Company accounts for its 5.75% Convertible Notes under the fair value option.  The fair value carrying amount of the 5.75% Convertible Notes as of September 30, 2019 and December 31, 2018 is $35.1 million and $48.1 million, respectively, as compared to the contractual principal outstanding balance which is $94.4 million and $109.7 million as of September 30, 2019 and December 31, 2018, respectively. The change of $8.4 million and $73.7 million in the fair value of the 5.75% Convertible Notes accounted for under the fair value option are included in the Company’s condensed consolidated statement of operations for the Current Nine Months and Prior Year Nine Months, respectively, within Other Income.  The change of $(11.9) million and $17.2 million in the fair value of the 5.75% Convertible Notes accounted for under the fair value option are included within Other Income in the Company’s condensed consolidated statement of operations for the Current Quarter and Prior Year Quarter, respectively.

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

8. Debt Arrangements

The Company’s debt obligations consist of the following:

	September 30, 2019	December 31, 2018
Senior Secured Notes	$345,862	$365,481
Variable Funding Note, net of original issue discount	98,472	95,273
Senior Secured Term Loan, net of original issue discount	168,165	171,137
5.75% Convertible Notes (1)	35,066	48,076
Unamortized debt issuance costs	(2,466)	(4,738)
Total debt	645,099	675,229
Less current maturities	61,417	54,263
Total long-term debt	$583,682	$620,966

(1)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018.  The actual principal outstanding balance of the 5.75% Convertible Notes is $94.4 million and $109.7 million as of September 30, 2019 and December 31, 2018, respectively.

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

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allowed for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent.  The Variable Funding Notes are governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Securitization Notes Indenture. Interest on the Variable Funding Notes is payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, each as defined in the Variable Funding Note Purchase Agreement.  In February 2015, the Company fully drew down the $100.0 million of available funding under the Variable Funding Notes, which remains outstanding as of September 30, 2019.

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

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of September 30, 2019, the Company is in compliance with all covenants under the Securitization Notes.

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

As of September 30, 2019 and December 31, 2018, the total outstanding principal balance of the Securitization Notes was $445.9 million and $465.5 million, respectively, of which $42.1 million and $42.7 million, respectively, is included in the current portion of long-term debt on the consolidated balance sheet. As of September 30, 2019 and December 31, 2018, $14.2 million and $15.2 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For the Current Quarter and Prior Year Quarter, cash interest expense relating to the Securitization Notes was approximately $5.2 million and $5.6 million, respectively.  For the Current Nine Months and the Prior Year Nine Months, cash interest expense relating to the Securitization Notes was approximately $16.0 million and $16.8 million, respectively.  For the Current Quarter and Prior Year Quarter, the Company recorded an expense for the amortization of original issue discount relating to the Variable Funding Notes of $1.1 million and $1.0 million, respectively.  For the Current Nine Months and Prior Year Nine Months, the Company recorded an expense for the amortization of original issue discount related to the Variable Funding Notes of $3.2 million and $2.9 million, respectively.

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

In connection with the Second Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the Senior Secured Term Loan (“Flex”) and ticking fees on the unfunded portion of the loan. The Second Amendment allows, among other things, for cash payments on account of the Flex and ticking fees to be paid from the proceeds of the First Delayed Draw Term Loan, which was previously fully funded in accordance with the terms of the Senior Secured Term Loan. After giving effect to the additional Flex provided in the Second Amendment, the Company estimated that it could be responsible for payments on account of Flex in an aggregate total amount of up to $12.0 million.  As of September 30, 2019, the Company has paid a total of approximately $5.0 million in Flex.  The Company has recorded this amount against the outstanding principal balance of Senior Secured Term Loan on the Company’s consolidated balance sheet and is being amortized over the remaining term of Senior Secured Term Loan.

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

As of September 30, 2019 and December 31, 2018, the outstanding principal balance of the Senior Secured Term Loan was $168.2 million (which is net of $14.5 million of original issue discount) and $171.1 million (which is net of $18.3 million of original issue discount), respectively, of which $19.3 million and $11.6 million is recorded in current portion of long term debt on the Company’s consolidated balance sheet, respectively.

The Company recorded cash interest expense of approximately $4.6 million relating to the Senior Secured Term Loan in the Current Quarter as compared to $4.5 million in the Prior Year Quarter.  The Company recorded cash interest expense of approximately $13.7 million relating to the Senior Secured Term Loan in the Current Nine Months as compared to $12.5 million (which included a commitment fee) in the Prior Year Nine Months.

The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $1.4 million relating to the Senior Secured Term Loan, included in interest expense on the consolidated statement of operations, during the Current Quarter as compared to $1.3 million during the Prior Year Quarter.  The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $4.1 million relating to the Senior Secured Term Loan, included in interest expense on the unaudited condensed consolidated statement of operations, during the Current Nine Months as compared to approximately $3.0 million during the Prior Year Nine Months.

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

During the Current Quarter and Current Nine Months, certain noteholders converted an aggregate outstanding principal balance of $0.2 million and $15.3 million, respectively, of their 5.75% Convertible Notes into less than 0.1 million and approximately 0.8 million shares, respectively, of the Company’s common stock.  Pursuant to the Indenture, the Company also made Conversion Make-Whole Payments of less than 0.1 million and approximately 2.9 million shares of the Company’s common stock to those converting noteholders during the Current Quarter and Current Nine Months, respectively.  As a result of the difference in the fair market value versus the carrying value of the 5.75% Convertible Notes that were converted during the Current Quarter and Current Nine Months, an aggregate of $0.1 million loss and a $10.6 million loss was recorded within Other Income in the Company’s condensed consolidated statement of operations in the Current Quarter and Current Nine Months, respectively.

The Company has elected to account for the 5.75% Convertible Notes based on the Fair Value Option accounting as outlined in ASC 825.  Refer to Note 7 for further details.  As of September 30, 2019 and December 31, 2018, while the debt balance recorded at fair value on the Company’s consolidated balance sheet is $35.1 million and $48.1 million, respectively, the actual outstanding principal balance of the 5.75% Convertible Notes is $94.4 million and $109.7 million, respectively.

The Company recorded interest expense of approximately $1.4 million relating to the 5.75% Convertible Notes in the Current Quarter as compared to $1.6 million in the Prior Year Quarter.  The Company recorded interest expense of approximately $4.3 million relating to the 5.75% Convertible Notes in the Current Nine Months as compared to $3.9 million for the Prior Year Nine Months.

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

On February 22, 2018, the Company completed the Note Exchange.  On March 15, 2018, the Company repaid the remaining outstanding principal balance of $111.2 million of the 1.50% Convertible Notes with the proceeds of the Second Delayed Draw Term Loan of $110 million plus cash on hand, and no further 1.50% Convertible Notes remained outstanding.  The exchange of the 1.50% Convertible Notes for the 5.75% Convertible Notes was accounted for as a debt extinguishment in accordance with ASC 470 and resulted in the Company recording a gain on extinguishment of debt of $4.5 million, which is recorded in the Company’s condensed consolidated statement of operations in the Prior Year Nine Months.

For the Prior Year Quarter and the Prior Year Nine Months, the Company recorded none (refer to the extinguishment of the debt as is discussed above) and approximately $2.4 million, respectively, of additional non-cash interest expense representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.  For the Prior Year Quarter and the Prior Year Nine Months, the Company recorded none (refer to the extinguishment of the debt as discussed above) and approximately $0.7 million, respectively, of cash interest expense relating to the 1.50% Convertible Notes.

Debt Maturities

As of September 30, 2019, the Company’s debt maturities on a calendar year basis are as follows:

	Total	October 1 through December 31, 2019	2020	2021	2022	2023	Thereafter
Senior Secured Notes	$345,862	$23,073	$29,733	$42,693	$42,693	$42,694	$164,976
Variable Funding Notes(1)	$98,472	—	—	—	—	—	98,472
Senior Secured Term Loan(2)	$168,165	6,160	19,284	19,284	123,437	—	—
5.75% Convertible Notes(3)	$35,066	—	—	—	—	35,066	—
Total	$647,565	$29,233	$49,017	$61,977	$166,130	$77,760	$263,448

(1)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the condensed consolidated balance sheet as of September 30, 2019.  The actual principal outstanding balance of the Variable Funding Notes is $100.0 million as of September 30, 2019.

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the condensed consolidated balance sheet as of September 30, 2019.  The actual principal outstanding balance of the Senior Secured Term Loan is $182.7 million as of September 30, 2019.

(3)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the condensed consolidated balance sheet as of September 30, 2019.  The actual principal outstanding balance of the 5.75% Convertible Notes is $94.4 million as of September 30, 2019.

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

Shares Reserved for Issuance

As of September 30, 2019, there were less than 0.1 million common shares available for issuance under the 2016 Plan.

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

Stock Options

There was no grants of stock options or warrants, and no compensation expense related to stock option grants or warrant grants during the Current Nine Months or Prior Year Nine Months as all prior awards have been fully expensed.

During the Current Nine Months, there were no exercised stock options.  Additionally, during the Current Quarter, the remaining 1,500 stock options at a weighted average exercise price of $171.60 expired.

Restricted stock

Compensation cost for restricted stock is measured as the excess, if any, of the quoted market price of the Company’s stock at the date the common stock is issued over the amount the employee must pay to acquire the stock (which is generally zero). Compensation cost is recognized over the period between the issue date and the date any restrictions lapse, with compensation cost recognized on a straight-line basis over the requisite service period. The restrictions do not affect voting and dividend rights.

The following table summarizes information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2019	315,396	$108.63
Granted	329,145	1.70
Vested	(86,975)	8.65
Forfeited/Canceled	(296)	75.20
Non-vested, September 30, 2019	557,270	$63.79

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

Compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) for the Current Quarter and Prior Year Quarter was approximately $0.2 million and $0.2 million, respectively.  Compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) for the Current Nine Months and Prior Year Nine Months was approximately $0.7 million and $1.9 million, respectively.

An additional amount of $0.5 million of expense of compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) is expected to be expensed over a period of approximately three years.

For both the Current Quarter and Prior Year Quarter, the Company repurchased shares valued at less than $0.1 million of its common stock in connection with net share settlement of restricted stock grants.  For the both the Current Nine Months and Prior Year Nine Months, the Company repurchased shares valued at approximately $0.1 million of its common stock in connection with the net share settlement of restricted stock grants.

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

Compensation expense related to the retention stock awards was less than $0.1 million and $0.2 million for the Current Quarter and Prior Year Quarter, respectively.  Compensation expense related to the retention stock awards was approximately $0.1 million and $0.7 million for the Current Nine Months and Prior Year Nine Months, respectively.  An additional amount of $0.3 million of expense of compensation expense related to Mr. Galvin’s retention stock awards is expected to be expensed over a period of approximately 2.5 years.

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

On March 7, 2017, the Company approved a new grant for long-term incentive compensation (the “2017 LTIP”) for certain employees and granted equity awards under the 2017 LTIP in the aggregate amount of approximately 0.1 million shares at a weighted average share price of $75.20 with a then current value of $6.6 million.  The awards granted were a combination of RSUs and target level PSUs.  The material terms of the PSUs and RSUs are substantially similar to those set forth in the 2016 LTIP.  Specifically, the RSUs vest one third annually on each of March 30, 2018, March 30, 2019 and March 30, 2020.  The PSUs vest based on performance metrics approved by the Compensation Committee, which, for the performance period commencing January 1, 2017 and ending on December 31, 2019, are based on the Company’s achievement of an aggregate adjusted operating income performance target as set forth in the applicable award agreements, and continued employment through December 31, 2019.  For the Current Nine Months, less than 0.1 million shares were forfeited in respect of the 2017 LTIP.  The weighted average remaining contractual term (in years) of the PSUs is less than one year.

On March 15, 2018, the Company approved a new grant for long-term incentive compensation (the “2018 LTIP”) for certain employees which consisted of (i) PSU equity awards in the aggregate amount of approximately 0.2 million shares at a weighted average share price of $13.80 with a then current value of $3.1 million and (ii) cash awards in the aggregate amount of approximately $3.1 million (the “2018 Cash Grant”).  The Cash Grants comprising the 2018 LTIP vest in 48 equal semi-monthly installments on the 15th and last days of each month, beginning March 31, 2018 and ending March 15, 2020, subject in each case to continued employment through the applicable vesting date.  Each installment is paid within 15 days of the applicable vesting date.  Upon the end of an employee’s employment with the Company, any remaining unpaid portion of the 2018 Cash Grant is forfeited.  The PSUs vest based on performance metrics approved by the Compensation Committee over three separate performance periods, commencing on January 1 of each of 2018, 2019 and 2020 and ending on December 31 of each of 2018, 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted operating income performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date.  For the Current Nine Months, less than 0.1 million shares were forfeited in respect of the 2018 LTIP.  The weighted average remaining contractual term (in years) of the PSUs is less than two years.

On March 15, 2019, the Company approved a new grant for long-term incentive compensation (the “2019 LTIP”) for certain employees which consisted of (i) PSU equity awards in the aggregate amount of approximately 0.4 million shares at a weighted average share price of $2.02 with a then current value of $0.8 million and (ii) cash awards in the aggregate amount of approximately $1.0 million (the “2019 Cash Grant”).  As part of the 2019 LTIP, pursuant to his employment agreement, the Company’s Chief Executive Officer and President was granted 0.3 million shares of the Company’s common stock with an aggregate fair market value of $0.3 million upon final execution of the RSU agreement in April 2019.  The 2019 Cash Grant and the PSUs vest based on performance metrics approved by the Compensation Committee over two separate performance periods, commencing on January 1 of each of 2019 and 2020 and ending on December 31 of each of 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted EBITDA performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date.  The weighted average remaining contractual term (in years) of the PSUs is less than two years.

In the Current Quarter, the Company recognized compensation expense related to the PSUs granted as part of the long-term incentive plans of less than $0.1 million as compared to a compensation benefit of $2.1 million in the Prior Year Quarter.  In the Current Nine Months, the Company recognized a compensation benefit related to the PSUs granted as part of the long-term incentive plans of less than $0.1 million as compared to compensation benefit of $2.8 million in the Prior Year Nine Months.  An additional amount of $0.4 million of compensation expense related to the PSUs granted is expected to be expensed over a period of less than two years.

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards and stock options, approximately 0.4 million shares were anti-dilutive, as compared to approximately 0.2 million shares that were anti-dilutive for the Prior Year Quarter.

For the Current Quarter, approximately 0.4 million of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive as compared to approximately 0.1 million of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive in the Prior Year Quarter.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Basic	11,631	7,184	10,169	6,458
Effect of convertible notes subject to conversion	—	10,407	—	5,852
Effect of assumed vesting of dilutive shares		—		—
Diluted	11,631	17,591	10,169	12,310

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
For earnings (loss) per share - basic:
Net income attributable to Iconix Brand Group, Inc.	$(35,708)	$20,224	$(16,492)	$(31,446)
Accretion of redeemable non-controlling interest	—	—	—	—
Net income attributable to Iconix Brand Group, Inc. after the effect of accretion of redeemable non-controlling interest for basic earnings (loss) per share	$(35,708)	$20,224	$(16,492)	$(31,446)
For earnings (loss) per share - diluted:
Net income attributable to Iconix Brand Group, Inc.	$(35,708)	$20,224	$(16,492)	$(31,446)
Effect of potential conversion of 5.75% Convertible Notes	—	(15,641)	-	(59,066)
Net income attributable to Iconix Brand Group, Inc. after the effect of potential conversion of 5.75% Convertible Notes for diluted earnings (loss) per share	$(35,708)	$4,583	$(16,492)	$(90,512)

Earnings (loss) per share:
Basic	$(3.07)	$2.81	$(1.62)	$(4.87)
Diluted	$(3.07)	$0.26	$(1.62)	$(7.35)
Weighted average number of common shares outstanding:
Basic	11,631	7,184	10,169	6,458
Diluted	11,631	17,591	10,169	12,310

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

As previously disclosed, the Company received a formal order of investigation from the SEC staff in December 2015 and was contacted by the U.S. Attorney’s office for the Southern District of New York (the “SDNY”) in December 2018 regarding the same matters underlying the SEC’s investigation (together, the SDNY and SEC investigations, the “Government Investigations”). The Company has cooperated fully with the SEC and SDNY regarding this matter. On October 25, 2019, the Company reached an agreement in principle with the SEC staff to resolve the investigation. The SEC staff has not yet presented the proposed settlement to the SEC and no assurances can be given that the SEC will approve the proposed settlement that would require the Company to pay $5.5 million or that the settlement amount estimated will not change. The Company, in accordance with ASC 450, “Contingencies”, has recorded a $5.5 million charge within selling, general and administrative expenses in the Company’s condensed consolidated statement of operations for the Current Quarter and Current Nine Months.

As previously disclosed, on September 16, 2019, the Company entered into a Stipulation of Settlement (the “Stipulation”) with the lead plaintiff in the securities class action lawsuit pending against it in the United States District Court for the Southern District of New York, In re Iconix Brand Group, Inc., et al., Docket No. 1:15-cv-04860 (the “Class Action”). The proposed settlement releases all claims asserted against the Company and the other named defendants party to the Stipulation in the Class Action without any liability or wrongdoing attributed to them.  The proposed settlement provides for a total settlement payment of $6.0 million, inclusive of administrative fees and fees for lead plaintiff’s counsel. The Company expects that substantially all of the settlement will be covered by the Company’s directors and officers liability insurance. The proposed settlement remains subject to court approval and other customary conditions.

As discussed above, the Company has been subject to Governmental Investigations, as well as the Class Action and shareholder derivative complaints (the “2015 Matters”).   Pursuant to the terms of its articles and bylaws, the Company is obligated to advance legal and other fees related to the 2015 Matters to certain of its current and former directors, officers and employees.   During the Current Quarter, as a result of the expenses related to the 2015 Matters, the Company’s insurance coverage related to the 2015 Matters has been exhausted.  As such, the Company will not be reimbursed for any further expenses incurred related to the 2015 Matters, including by certain of its former directors, officers and employees.

As previously disclosed, on November 12, 2019, the Company entered into a settlement agreement (the “Roc Parties Settlement”) to resolve all disputes relating to the following legal proceedings: (i) Iconix Brand Group, Inc., et al. v. Roc Nation Apparel Group, LLC et al., No. 17-cv-3096 (S.D.N.Y.); (ii) S. Carter Enterprises, LLC, et al. v. Iconix Brand Group, Inc., et al., No. 653858/2019 (N.Y. Sup. Ct., N.Y. Cnty.); and (iii) Iconix Brand Group, Inc., et al. v. Shawn C. Carter, et al., Arbitration No. 01-18-0003-6487.  In connection with the Roc Parties Settlement, the Company sold certain intellectual property assets to Roc Nation LLC and membership interests in Marcy Media Holdings LLC to MM Holdings Acquisition LLC in exchange for $15.0 million and mutual releases of all existing claims between the parties. The Roc Parties Settlement was reached without admission of any wrongdoing or unlawful conduct by either party.

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

12. Related Party Transactions

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  In the case of Sports Direct International plc (“Sports Direct”), the Company maintains license agreements with Sports Direct, but in addition, during the Prior Year Nine Months, the Company entered into a cooperation agreement with Sports Direct that allowed Sports Direct to appoint two members to the Company’s Board of Directors.  For the Current Quarter, Prior Year Quarter, Current Nine Months, and Prior Year Nine Months, the Company recognized the following royalty revenue amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Joint Venture Partner
Global Brands Group Asia Limited (1)	$—	$2,587		$14,353
Rise Partners, LLC / Top On International Group Limited	—	242		725
M.G.S. Sports Trading Limited	111	139	329	475
Pac Brands USA, Inc.	131	47	239	171
Albion Equity Partners LLC / GL Damek	615	776	1,777	1,993
Anthony L&S	—	—	—	617
MHMC (2)	—	732	7	2,195
Sports Direct International plc	307	275	881	275
	$1,164	$4,798	$3,233	$20,804

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

(2)	As detailed in Note 4, as of July 2019, MHMC is no longer a related party.

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

The Company’s consolidated effective tax rate for the Current Quarter was 1.7% which resulted in a $0.6 million income tax benefit as compared to the consolidated effective tax rate for the Prior Year Quarter of 4.5% which resulted in a $1.0 million income tax provision.  The decrease in the effective tax rate is due to expenses recorded in the Current Quarter for which no tax benefit was able to be recognized and to a trademark impairment recorded in the Prior Year Quarter, for which the Company recognized a tax benefit.

The Company’s consolidated effective tax rate for Current Nine Months was -15% which resulted in a $1.3 million income tax provision as compared to the consolidated effective tax rate for the Prior Year Nine Months of 0.6% which resulted in a $0.1 million income tax benefit.  The decrease in the effective tax rate is due to expenses recorded in the Current Nine Months for which no tax benefit was able to be recognized and to trademark impairments recorded in the Prior Year Nine Months, for which the Company recognized a tax benefit.

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

14. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the Current Nine Months and Prior Year Nine Months:

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2018	$(53,068)	$—	$(53,068)
Foreign currency translation loss	(4,647)	—	(4,647)
Current period other comprehensive income	(4,647)	—	(4,647)
Balance at September 30, 2019	$(57,715)	$—	$(57,715)

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2017	$(48,103)	$(3,177)	$(51,280)
Foreign currency translation loss	(3,509)	—	(3,509)
Cumulative adjustment for adoption of ASU 2016-01	—	3,177	3,177
Current period other comprehensive income	(3,509)	3,177	(332)
Balance at September 30, 2018	$(51,612)	$—	$(51,612)

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

Reportable data for the Company’s operating segments is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Licensing revenue:
Women's	$10,317	$15,201	$26,855	$48,670
Men's	7,942	7,282	25,491	27,752
Home	3,430	7,060	11,205	20,533
International	13,782	16,681	42,255	48,029
	$35,471	$46,224	$105,806	$144,984
Operating income (loss):
Women's	$9,988	$3,234	$26,237	$(77,832)
Men's	5,277	1,855	17,775	8,393
Home	2,990	3,555	9,777	15,887
International	6,243	9,188	25,432	23,757
Corporate	(32,613)	(5,726)	(50,364)	(37,149)
	$(8,115)	$12,106	$28,857	$(66,944)

16. Other Assets - Current and Long-Term

Other Assets - Current

	September 30, 2019	December 31, 2018
Other assets - current consisted of the following:
US federal tax receivables	$15,855	$16,757
Insurance receivable(1)	15,000	—
Prepaid advertising	447	1,100
Prepaid expenses	1,484	2,451
Prepaid taxes	8,103	1,755
Prepaid insurance	350	1,446
Due from related parties	3,882	3,903
Other current assets	480	645
Other current assets	$45,601	$28,057

(1)

As of September 30, 2019, the Company recorded an asset of approximately $15.0 million related to insurance claims that the Company believes are probable of recovery from various insurance carriers.  These claims pertain to expenses incurred related to certain litigation claims against the Company and related expenses that are discussed throughout Note 11.

	September 30, 2019	December 31, 2018
Other noncurrent assets consisted of the following:
Prepaid interest	$5,018	$5,496
Deposits	482	482
Other noncurrent assets	1	1
Other noncurrent assets	$5,501	$5,979

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

The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less.  The Company recognizes the lease payments associated with its short-term leases of office space and office equipment as an expense on a straight-line basis over the lease term.  The Company’s leases may include non-lease components such as common area maintenance.  The Company has elected the practical expedient to account for the lease and non-lease components as a single lease component, therefore, for all of our operating leases, the lease payments used to measure the lease liability include all of the fixed consideration in the contract.

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

For the Current Quarter and Current Nine Months, components of lease cost were as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease cost	$547	$1,648
Short-term lease cost	158	355
Variable lease cost	124	335
	$829	$2,338

For the Prior Year Quarter and Prior Year Nine Months, minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent.  Rental expense for operating leases during the Prior Year Quarter and Prior Year Nine Months amounted to $1.2 million and $3.1 million, respectively.

As of September 30, 2019, the operating lease ROU assets and operating lease liabilities were $7.0 million and $9.1 million, respectively.

For the Current Three and Nine Months, cash paid for lease liabilities for operating leases was $0.6 and $1.9 million, respectively.  Additionally, for the Current Nine Months, the Company obtained a ROU asset of $0.1 million exchanged for operating lease obligations of $0.1 million.  There were no ROU assets exchanged and no operating lease obligations assumed during the Current Quarter.  In the Current Nine Months, there were no reductions to ROU assets resulting from reductions to lease obligations.

Because we generally do not have access to the rate implicit in the lease, the Company utilizes our incremental borrowing rate as the discount rate.  As of September 30, 2019, the weighted average remaining operating lease term is 4.44 years and the weighted average discount rate for the operating leases is 8.60%.

Maturities of lease liabilities under non-cancellable leases as of September 30, 2019 are as follows:

Operating Leases
Remainder of 2019	$625
2020	2,574
2021	2,435
2022	2,161
2023	2,109
Thereafter	1,078
Total undiscounted lease payments	$10,982
Less: Imputed interest	1,836
Total lease liabilities	$9,146

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments under non-cancellable leases were as follows:

Operating Leases
2019	2,650
2020	2,726
2021	2,583
2022	2,191
2023	2,109
Thereafter	1,078
$13,337

18. Other Liabilities – Current

As of September 30, 2019, other current liabilities of $13.0 million relates to amounts due to certain joint ventures that are not consolidated with the Company as well as the current portion of the lease liabilities (refer to Note 17 for further details) as compared to $9.8 million as of December 31, 2018 which relates solely to amounts due to certain joint ventures that are not consolidated with the Company.

19. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company located in Luxembourg, is the Euro.  However, the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and the Prior Year Quarter, the Company recorded a $0.4 million currency translation loss and a $0.3 million currency translation loss, respectively, that is included in the condensed consolidated statement of operations.  Due to fluctuations in currency in the Current Nine Months and the Prior Year Nine Months, the Company recorded a $0.8 million currency translation loss and a $0.5 million currency translation loss, respectively, that is included in the condensed consolidated statement of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and the Prior Year Quarter, the Company recognized as a component of its comprehensive income, a foreign currency translation loss of $4.0 million and foreign currency translation loss of $0.7 million, respectively, due to changes in foreign exchange rates during the Current Quarter and the Prior Year Quarter, respectively.  During the Current Nine Months and the Prior Year Nine Months, the Company recognized as a component of its comprehensive income, a foreign currency translation loss of $4.6 million and foreign currency translation loss of $3.5 million, respectively, due to changes in foreign exchange rates during the Current Nine Months and the Prior Year Nine Months, respectively.

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

In February 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment”, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment.  The ASU is effective for public business entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  This ASU should be applied prospectively.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is currently evaluating the potential impacts of the new standard. We will adopt this accounting guidance in future periods.

21. Other Matters

During the Current Quarter the Company included in its selling, general and administrative expenses approximately $9.1 million of charges related to an agreement in principle with the SEC Staff and professional fees associated with the continuing cooperation with the Staff of the SEC, the SEC and the SDNY with the Government Investigations and the Class Action and the shareholder derivative complaints. During the Prior Year Quarter, the Company included $1.8 million of charges related professional fees associated with the continuing cooperation with the Staff of the SEC, the SEC and the SDNY with the Government Investigations and the Class Action.

During the Current Nine Months, the Company included in its selling, general and administrative expenses approximately $15.1 million of charges related to an agreement in principle with the SEC Staff and professional fees associated with the continuing cooperation with the Staff of the SEC, the SEC and the SDNY with the Government Investigations and the Class Action and the shareholder derivative complaints. During the Prior Year Nine Months, the Company included in its selling, general and administrative expenses approximately  $7.2 million of charges related to professional fees associated with the continuing cooperation with the Staff of the SEC, the SEC and the SDNY with the Government Investigations and the Class Action and shareholder derivative complaints.

22. Subsequent Events

On October 25, 2019, the Company reached an agreement in principle with the SEC Staff to pay $5.5 million in connection with resolving the SEC’s investigation. Refer to Note 11 for further details.

As previously disclosed, on November 12, 2019, the Company entered into the Roc Parties Settlement. In connection with the Roc Parties Settlement, the Company sold certain intellectual property assets to Roc Nation LLC and membership interests in Marcy Media Holdings LLC to MM Holdings Acquisition LLC in exchange for $15.0 million and mutual releases of all existing claims between the parties. The Roc Parties Settlement was reached without admission of any wrongdoing or unlawful conduct by either party. (See Note 11).

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

As of September 30, 2019, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer  ® , Rampage  ® , Mudd  ® , London Fog  ® , Mossimo  ® , Ocean Pacific/OP  ® , Danskin /Danskin Now ® , Rocawear  ®  /Roc Nation  ® , Artful Dodger  ® , Cannon  ® , Royal Velvet  ® , Fieldcrest  ® , Charisma  ® , Starter  ® , Waverly  ® , Ecko Unltd  ®  /Mark Ecko Cut & Sew ® , Zoo York  ® , Umbro  ® and Lee Cooper  ®; and interests in Material Girl  ® , Ed Hardy  ® , Truth or Dare  ® , Modern Amusement  ® , Buffalo  ® , Hydraulic ®  and Pony ® .

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

Globally, the Company has over 50 DTR licenses and over 400 total licenses.  Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital, and generally without inventory, production or distribution costs or risks, and maintain high margins. The vast majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows.  As of October 1, 2019, the Company and its joint ventures had a contractual right to receive over $379.2 million of minimum licensing revenue over the balance and the terms of their current licenses, excluding any renewals.

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

Therefore, the Company has disclosed these reportable segments for the periods shown below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Licensing revenue:
Women's	$10,317	$15,201	$26,855	$48,670
Men's	7,942	7,282	25,491	27,752
Home	3,430	7,060	11,205	20,533
International	13,782	16,681	42,255	48,029
	$35,471	$46,224	$105,806	$144,984
Operating income (loss):
Women's	$9,988	$3,234	$26,237	$(77,832)
Men's	5,277	1,855	17,775	8,393
Home	2,990	3,555	9,777	15,887
International	6,243	9,188	25,432	23,757
Corporate	(32,613)	(5,726)	(50,364)	(37,149)
	$(8,115)	$12,106	$28,857	$(66,944)

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total revenue for the Current Quarter was $35.5 million, a 23% decrease as compared to $46.2 million for the Prior Year Quarter. Revenue from the women’s segment decreased 32% from $15.2 million in the Prior Year Quarter to $10.3 million in the Current Quarter primarily due to a decrease in licensing revenue from our Mossimo, brand as it transitions from its historical DTR relationship. Revenue from the men’s segment increased 9% from $7.3 million in the Prior Year Quarter to $7.9 million in the Current Quarter mainly due to an increase in licensing revenue from our Buffalo and Starter brands. Revenue from the home segment decreased 51% from $7.1 million in the Prior Year Quarter to $3.4 million in the Current Quarter mainly due to a decrease in licensing revenue from our Royal Velvet brand as it transitions from its historical DTR relationship.  The international segment decreased 17% from $16.7 million in the Prior Year Quarter to $13.8 million in the Current Quarter mainly due to decreases in China and Europe.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $26.3 million for the Current Quarter as compared to $30.2 million for the Prior Year Quarter, a decrease of $3.9 million or 13%. SG&A from the women’s segment decreased 90% from $7.9 million in the Prior Year Quarter to $0.8 million in the Current Quarter mainly due to a $5.6 million decrease in accounts receivable reserves and write-offs due to the Sears bankruptcy in the Prior Year Quarter. SG&A from the men’s segment decreased 51% from $5.4 million in the Prior Year Quarter to $2.7 million in the Current Quarter primarily due to a $2.0 million decrease in advertising costs. SG&A from the home segment decreased 87% from $3.5 million in the Prior Year Quarter to $0.4 million in the Current Quarter mainly due to a $2.6 million decrease in accounts receivable reserves and write-offs due to the Sears bankruptcy in the Prior Year Quarter. SG&A from the international segment decreased 10% from $8.0 million in the Prior Year Quarter to $7.2 million in the Current Quarter mainly due to decreases in all expense areas exceeding the contract asset impairment. Corporate SG&A increased 189% from $5.3 million in the Prior Year Quarter to $15.3 million primarily due to increased professional fees including a $5.5 million charge related to an agreement in principle to settle the SEC investigation.

Depreciation and Amortization. Depreciation and amortization decreased to $0.4 million for the Current Quarter, compared to $0.5 million in the Prior Year Quarter mostly resulting from a decrease in amortization costs in the Current Quarter.

Equity earnings on joint ventures. Equity earnings on joint ventures was $0.2 million for the Current Quarter, compared to $1.0 million for the Prior Year Quarter. The Current Year Quarter included a loss of $0.5 million from our investments in China.

Trademark & Goodwill & Investment Impairment.  Trademark & Goodwill & Investment Impairment loss for the Current Quarter was $17.0 million as compared to a loss of approximately $4.4 million in the Prior Year Quarter.  The charge for the Current Quarter was based on the estimated value that would be realized upon the disposition of the Company’s equity interests in Marcy Media Holdings, LLC in connection with the Roc Parties Settlement, while the impairment for the Prior Year Quarter related to a trademark impairment of Joe Boxer.

Operating Income (loss). Total operating loss for the Current Quarter was $8.1 million, a decrease of $20.2 million as compared to income of approximately $12.1 million in the Prior Year Quarter. Excluding trademark, goodwill & investment impairment, total operating income was $8.9 million for the Current Quarter or 25% of total revenue as compared to total operating income of $16.5 million in the Prior Year Quarter or 36% of total revenue. Operating income from the women’s segment was $10.0 million in the Current Quarter compared to $3.2 million in the Prior Year Quarter. Excluding trademark & goodwill impairment, women’s operating income in the Prior Year Quarter was $7.6 million. Operating income from the men’s operating segment was $5.3 million in the Current Quarter compared to $1.9 million in the Prior Year Quarter. Operating income from the home segment was $3.0 million in the Current Quarter compared to $3.6 million in the Prior Year Quarter. Operating income from the international segment was $6.2 million in the Current Quarter compared to $9.2 million in the Prior Year Quarter. Corporate operating loss was $32.6 million in the Current Quarter compared to an operating loss of $5.7 million in the Prior Year Quarter. Excluding the investment impairment and the charge related to the potential SEC settlement, corporate operating loss was $10.1 million in the Current Quarter.

Other Expenses (income)-Net. Other expenses (income)- net was approximately $26.7 million of expenses for the Current Quarter as compared to income of $10.6 million for the Prior Year Quarter, an increase of $37.3 million. The increase was primarily related to (i) an increase of $29.2 million in the Current Quarter related to the mark-to-market adjustment from the Company’s 5.75% Convertible Notes based on the Company’s accounting treatment which requires the fair value of the debt at the end of each period and (ii) a gain in the Prior Year Quarter of $8.4 million due to the consolidation of the Australia joint venture of which there is no comparable income in the Current Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 1.7% resulting in a $0.6 million income tax benefit, as compared to an effective income tax rate of 4.5% in the Prior Year Quarter which resulted in a $1.0 million income tax expense.  The decrease in the effective tax rate was due to expenses recorded in the Current Quarter for which no tax benefit was able to be recognized and a trademark impairment recorded in the Prior Year Quarter, for which the Company recognized a tax benefit.

Net Income. Our net income (loss) was a loss of approximately $34.2 million in the Current Quarter, compared to net income of approximately $21.7 million in the Prior Year Quarter, resulting from the factors discussed above.

Current Nine Months compared to Prior Year Nine Months

Licensing Revenue. Total revenue for the Current Nine Months was $105.8 million, a 27% decrease as compared to $145.0 million for the Prior Year Nine Months. The women’s segment decreased 45% from $48.7 million in the Prior Year Nine Months to $26.9 million in the Current Nine Months primarily due to a decrease in licensing revenue from our Mossimo, Danskin and Joe Boxer brands as the brands transition from their historical DTR relationships. The men’s segment decreased 8% from $27.8 million in the Prior Year Nine Months to $25.5 million in the Current Nine Months mainly due to a decrease in our Umbro brand somewhat offset by an increase in our Starter brand. The home segment decreased 45% from $20.5 million in the Prior Year Nine Months to $11.2 million in the Current Nine Months mainly due to a decrease in licensing revenue from our Royal Velvet brand as the brand transitions from its historical DTR relationship. The international segment decreased 12% from $48.0 million in the Prior Year Nine Months to $42.3 million in the Current Nine Months, mainly due to decreases in China and Europe.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $60.8 million for the Current Nine Months as compared to $92.4 million for the Prior Year Nine Months, a decrease of $31.6 million or 34%. SG&A from the women’s segment decreased 83% from $12.2 million in the Prior Year Nine Months to $2.1 million in the Current Nine Months mainly due to lower advertising costs of $2.9 million and a $5.8 million decrease in accounts receivable reserves and write-offs due to the Sears bankruptcy in the Prior Year Nine Months. SG&A from the men’s segment decreased 44% from $13.6 million in the Prior Year Nine Months to $7.7 million in the Current Nine Months primarily due to a $3.9 million decrease in advertising costs. SG&A from the home segment decreased 69% from $4.6 million in the Prior Year Nine Months to $1.4 million in the Current Nine Months mainly due to a $2.6 million decreased in accounts receivable reserves and write-offs due to the Sears bankruptcy in the Prior Year Nine Months. SG&A from the international segment decreased 30% from $24.9 million in the Prior Year Nine Months to $17.4 million in the Current Nine Months mainly due to a $2.6 million decrease in accounts receivable reserves and write-offs and a $1.9 million decrease in compensation costs. Corporate SG&A decreased 13% from $37.1 million in the Prior Year Nine Months to $32.2 million in the Current Nine Months primarily due to a $4.4 million decrease in compensation costs partly offset by to a $5.5 million charge related to an agreement in principle to settle the SEC investigation.

Loss on Termination of Licenses. Loss on termination of licenses was zero for the Current Nine Months, compared to $5.7 million Prior Year Nine Months. The charge in the Prior Year Nine Months was related to a litigation settlement with a previous licensee for the Rocawear in the men’s segment.

Depreciation and Amortization. Depreciation and amortization was $1.4 million for the Current Nine Months, compared to $1.8 million in the Prior Year Nine Months. The decrease was mainly due to a $0.4 million decrease in depreciation costs.

Equity Earnings on Joint Ventures. Equity earnings on joint ventures was $2.3 million for the Current Nine Months, compared to $2.2 million for the Prior Year Nine Months. The increase was mainly due to a $0.1 million increase from our investments in China.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was zero for the Current Nine Months, compared to $1.3 million in the Prior Year Nine Months. The gain in the Prior Year Nine Months was related to the completion of the sale of the Sharper Image and Badgley Mischka trademarks in certain of the Company’s international joint ventures.

Trademark & Goodwill & Investment Impairment.  Trademark & Goodwill & Investment Impairment loss for the Current Nine Months was approximately $17.0 million as compared to $115.5 million in the Prior Year Nine Months. The charge for the Current Nine Months related to an investment impairment of the Marcy Media investment. The impairment in the Prior Year Nine Months comprised of approximately $73.3 million related to a write-down in the Mossimo trademark, $4.4 million related to a write-down in the Joe Boxer trademark and $37.8 million goodwill impairment related to a write-down in our women’s segment as a result of the impairment of the Mossimo trademark.

Operating Income (loss). Total operating income for the Current Nine Months was $28.9 million, compared to a loss of approximately $66.9 million in the Prior Year Nine Months. Excluding trademark, goodwill & investment impairment and the loss on termination of licenses, total operating income was $45.9 million for the Current Nine Months or 43% of total revenue as compared to the total operating income of the Prior Year Nine Months of $48.6 million or 34% of total revenue. Operating income from the women’s segment was $26.2 million in the Current Nine Months compared to a loss of $77.8 million in the Prior Year Nine Months. Excluding trademark and goodwill impairment, operating income from the women’s segment was $37.7 million in the Prior Year Nine Months. Operating income from the men’s operating segment was $17.8 million in the Current Nine Months compared to $8.4 million in the Prior Year Nine Months. Excluding the loss of termination of licenses, operating income from the men’s segment was $14.0 million in the Prior Year Nine Months. Operating income from the home segment was $9.8 million in the Current Nine Months compared to $15.9 million in the Prior Year Nine Months. Operating income from the international segment was $25.4 million in the Current Nine Months compared to $23.8 million in the Prior Year Nine Months. Corporate operating loss was $50.4 million in the Current Nine Months compared to operating loss of $37.2 million in the Prior Year Nine Months. Excluding investment impairment, operating loss from the corporate segment was $33.4 million in the Current Nine Months.

Other Expenses (income)-Net. Other expenses (income)- net was approximately $37.1 million for the Current Nine Months as compared to income of $44.0 million for the Prior Year Nine Months, an increase of $81.1 million. The increase was primarily related to (i) a decrease of $68.0 million in the Nine Months related to the mark-to-market adjustment from the Company’s 5.75% Convertible Notes based on the Company’s accounting treatment which requires the fair value of the debt at the end of each period and (ii) a gain on the extinguishment of debt of $4.5 million in the Prior Year Nine Months  of which there is no comparable income in the Current Year Nine Months and (iii) a gain in the Prior Year Nine Months of $8.4 million due to the consolidation of the Australia joint venture of which there is no comparable income in the Current Year Nine Months.

Provision for Income Taxes. The effective income tax rate for the Current Nine Months is approximately -15%, which resulted in a $1.3 million income tax provision, as compared to an effective income tax rate of 0.6% in the Prior Year Nine Months, which resulted in a $0.1 million income tax benefit.  The decrease in tax expense is due to expenses recorded in the Current Nine Month period for which no tax benefit was able to be recognized and to trademark impairments recorded in the Prior Year Nine Months, for which the Company recognized a tax benefit.

Net Income. Our net loss was approximately $9.5 million in the Current Nine Months, compared to a net loss of approximately $22.8 million in the Prior Year Nine Months, resulting from the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements are to refinance or extinguish existing indebtedness and to fund working capital needs.  We currently rely primarily on asset sales and the issuance of indebtedness to refinance existing indebtedness.  At September 30, 2019 and December 31, 2018, our cash totaled $44.0 million and $66.6 million, respectively, not including short-term restricted cash of $15.1 million and $16.0 million, respectively. Our short-term restricted cash primarily consists of collection and investment accounts related to our Securitization Notes.

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

Operating Activities

Net cash provided by operating activities decreased $33.8 million from net cash provided by operating activities of $49.7 million in the Prior Year Nine Months to net cash provided by operating activities of $15.9 million in the Current Nine Months.  The decrease is primarily due to the decrease in revenues from $145.0 million in the Prior Year Nine Months to $105.8 million in the Current Nine Months.

Investing Activities

Net cash used in investing activities decreased approximately $3.9 million, from net cash used in investing activities of $7.3 million in the Prior Year Nine Months to net cash used in investing activities of $3.4 million in the Current Nine Months. The difference between both periods is primarily due $7.1 million of cash used in the Prior Year Nine Months related to the Company’s acquisition of the remaining interest in Iconix Canada of which there was no corresponding amount in the Current Nine Months and the Company’s receipt of $3.0 million in cash from the sale of its interest in Ningbo Material Girl during the Current Nine Months offset by cash used in the acquisition of a perpetual royalty agreement for Ecko which was recorded to trademarks in the Current Nine Months.

Financing Activities

Net cash used in financing activities decreased approximately $33.1 million, from cash used in financing activities of $69.0 million in the Prior Year Nine Months to cash used in financing activities of $35.9 million in the Current Nine Months. The decrease between both periods is primarily due to the debt financings that occurred in the Prior Year Nine Months in which the Company exchanged its outstanding principal balance of its 1.50% Convertible Notes for its 5.75% Convertible Notes in the Prior Year Nine Months of which there was no similar transaction in the Current Nine Months.

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

Addressing the Material Weaknesses

The material weaknesses not remediated at December 31, 2018 were in the areas of financial reporting for the modification of our debt, and implementation of the new revenue recognition standard, ASC 606. During 2018 and continuing in 2019, the Company made changes to its internal controls in these areas which included more robust review procedures and seeking accounting consultation from third party advisors proactively, as well as changes in personnel.  No additional internal control issues have been identified in these areas; however, the material weaknesses cannot be considered completely remediated until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  As a result of the foregoing, the principal executive officer and the principal financial and accounting officer concluded that as of September 30, 2019, certain of the Company’s internal controls related to the financial reporting for the modification of our debt, financial reporting for the new revenue recognition standard, ASC 606, and financial reporting for the earnings per share impact of redeemable non-controlling interest, were not effective.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended September 30, 2019, that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed above.

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

As previously disclosed, the Company received a formal order of investigation from the SEC staff in December 2015 and was contacted by the U.S. Attorney’s office for the Southern District of New York (the “SDNY”) in December 2018 regarding the same matters underlying the SEC’s investigation (together, the SDNY and SEC investigations, the “Government Investigations”). The Company has cooperated fully with the SEC and SDNY regarding this matter. On October 25, 2019, the Company reached an agreement in principle with the SEC staff to resolve the investigation. The SEC staff has not yet presented the proposed settlement to the SEC and no assurances can be given that the SEC will approve the proposed settlement that would require the Company to pay $5.5 million or that the settlement amount estimated will not change. The Company, in accordance with ASC 450, “Contingencies”, has recorded a $5.5 million charge within selling, general and administrative expenses in the Company’s condensed consolidated statement of operations for the Current Quarter.

As previously disclosed, on September 16, 2019, the Company entered into a Stipulation of Settlement (the “Stipulation”) with the lead plaintiff in the securities class action lawsuit pending against it in the United States District Court for the Southern District of New York, In re Iconix Brand Group, Inc., et al., Docket No. 1:15-cv-04860 (the “Class Action”). The proposed settlement releases all claims asserted against the Company and the other named defendants party to the Stipulation in the Class Action without any liability or wrongdoing attributed to them.  The proposed settlement provides for a total settlement payment of $6.0 million, inclusive of administrative fees and fees for lead plaintiff’s counsel. The Company expects that substantially all of the settlement will be covered by the Company’s directors and officers liability insurance. The proposed settlement remains subject to court approval and other customary conditions.

As discussed above, the Company has been subject to Governmental Investigations, as well as the Class Action and shareholder derivative complaints (the “2015 Matters”).   Pursuant to the terms of its articles and bylaws, the Company is obligated to advance legal and other fees related to the 2015 Matters to certain of its current and former directors, officers and employees.   During the Current Quarter, as a result of the expenses related to the 2015 Matters, the Company’s insurance coverage related to the 2015 Matters has been exhausted.  As such, the Company will not be reimbursed for any further expenses incurred related to the 2015 Matters, including by certain of its former directors, officers and employees.

As previously disclosed, on November 12, 2019, the Company entered into a settlement agreement (the “Roc Parties Settlement”) to resolve all disputes relating to the following legal proceedings: (i) Iconix Brand Group, Inc., et al. v. Roc Nation Apparel Group, LLC et al., No. 17-cv-3096 (S.D.N.Y.); (ii) S. Carter Enterprises, LLC, et al. v. Iconix Brand Group, Inc., et al., No. 653858/2019 (N.Y. Sup. Ct., N.Y. Cnty.); and (iii) Iconix Brand Group, Inc., et al. v. Shawn C. Carter, et al., Arbitration No. 01-18-0003-6487.  In connection with the Roc Parties Settlement, the Company sold certain intellectual property assets to Roc Nation LLC and membership interests in Marcy Media Holdings LLC to MM Holdings Acquisition LLC in exchange for $15.0 million and mutual releases of all existing claims between the parties. The Roc Parties Settlement was reached without admission of any wrongdoing or unlawful conduct by either party.

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

As of September 30, 2019, the Company’s consolidated balance sheet reflects debt of approximately $645.1 million (which is net of $2.5 million of debt issuance costs), including (i) securitization debt of $444.3 million (net of original issue discount of $2.6 million) under our Series 2012-1 4.229% Senior Secured Notes, Class A-2, Series 2013-1 4.352% Senior Secured Notes, Class A-2 (collectively, the “Senior Secured Notes”), and the Variable Funding Notes, (ii) senior secured debt of $168.2 million (net of original issue discount of $14.5 million) under our Senior Secured Term Loan, and (iii) subordinated secured debt of $94.4 million (which is recorded in our consolidated balance sheet as of September 30, 2019 at a fair value of $35.1 million) under our 5.75% convertible senior subordinated secured second lien notes due 2023 (the “5.75% Convertible Notes”). We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our outstanding debt obligations:

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

Our licenses with Centric Brands and Kohls represent, each in the aggregate, our two largest licensees during the three months ended September 30, 2019, representing approximately 10% and 8%, respectively of our total revenue for such period.

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

As of September 30, 2019, goodwill represented approximately $26.1 million, or approximately 4% of the Company’s total consolidated assets, and trademarks and other intangible assets represented approximately $337.2 million, or approximately 56% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

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

Our insurance coverage may not be adequate or available for us to avoid or limit our exposure in respect of pending actions or in future claims and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. Even in the event the Company is able to resolve all outstanding disputes related to the 2015 Matters as they relate to the Company, the Company retains significant obligations to advance legal fees and costs related to the Government Investigations of certain of its current and former directors, officers and employees as either targets or witnesses for the government, and the amount of such fees and the duration of this liability will be difficult to predict.

As disclosed in our Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, we have been named in securities litigations, which could be expensive and could divert our management’s attention.  As previously disclosed, the Company has been subject to Government Investigations.  Also, as previously disclosed, our insurance coverage may not be adequate or available for us to avoid or limit our exposure in these pending actions relating to future claims, and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. Furthermore, the Company is obligated to advance legal and other fees to its current and former directors, officers and employees, which such amounts to date have been significant.  During the Current Quarter, as a result of the expenses related to the 2015 Matters, the Company’s insurance coverage related to the 2015 Matters has been exhausted.  As such, the Company will not be reimbursed for any further expenses incurred related to the 2015 Matters, including by certain of its current and former directors, officers and employees that may be targets of or witnesses in any additional enforcement, investigatory or other legal actions taken by the SEC or SDNY in respect of such individuals.

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

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter (share count in thousands):

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 - July 31	—	$—	—	$—
August 1 - August 31	—	$—	—	$—
September 1 - September 30	—	$—	—	$—
Total	—	—	—	$—

*	Amounts purchased represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002**

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: November 13, 2019	/s/ Robert C. Galvin
Robert Galvin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2019	/s/ John T. McClain
John T. McClain
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)