Form 10-K
period 2019-12-31
ICONIX BRAND GROUP, INC.
filed 2020-03-30
CIK 857737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

001-10593

(Commission File Number)

ICONIX BRAND GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2481903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 Broadway, New York, New York 10018

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (212) 730-0030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 Par Value	ICON	The Nasdaq Stock Market LLC
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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 28, 2019 was approximately $9.7 million. As of March 20, 2020, 11,807,120 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2020 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

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

As of December 31, 2019, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer ®, Rampage ®, Mudd ®, London Fog ®, Mossimo ®, Ocean Pacific/OP ®, Danskin/Danskin Now ®, Rocawear ®, Cannon ®, Royal Velvet ®, Fieldcrest ®, Charisma ®, Starter ®, Waverly ®, Ecko Unltd ® /Mark Ecko Cut & Sew ®, Zoo York ®, Umbro ®, Lee Cooper ®, and Artful Dodger ®; and interests in Material Girl ®, Ed Hardy ®, Truth or Dare ®, Modern Amusement ®, Buffalo ®, Hydraulic ®, and PONY ®.

The Company principally looks to monetize the Intellectual Property (“IP”) related to its brands throughout the world and in all relevant categories primarily by licensing directly with leading retailers (“direct to retail” or “DTR”), through consortia of wholesale licensees, through joint ventures in specific territories and via other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels. The licensees are generally responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with marketing, advertising and promotional campaigns designed to increase brand awareness. Additionally, the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

Globally, the Company has over 70 DTR licenses and more than 430 total licenses. Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital. The majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows. As of January 1, 2020, the Company had approximately $400 million of aggregate guaranteed royalty revenue over the terms of its existing contracts excluding renewals.

In the past, a key initiative in the Company’s global brand expansion plans was the formation of international joint ventures. The strategy in forming international joint ventures is to partner with best-in-class, local partners to bring the Company’s brands to market more quickly and efficiently, generating greater short- and long-term value from its IP, than the Company believes is possible if it were to build-out wholly-owned operations ourselves across a multitude of regional or local offices. Since September 2008, the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel, Iconix Middle East, Umbro China, Danskin China, Starter China, and Lee Cooper China.  Note that the Company now maintains a 100% ownership interest in Iconix China, Iconix Latin America, Iconix Canada and Umbro China.  Refer to Note 4 in Notes to Consolidated Financial Statements for further detail.

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

The Company has acquired the following brands on the dates indicated:

Date acquired	Brand
July 2005	Joe Boxer
September 2005	Rampage
April 2006	Mudd
August 2006	London Fog
October 2006	Mossimo
November 2006	Ocean Pacific/ OP
March 2007	Danskin/ Danskin Now
March 2007	Rocawear
October 2007	Official-Pillowtex brands (Cannon, Royal Velvet, Fieldcrest and Charisma)
December 2007	Starter
October 2008	Waverly
October 2009, July 2011	Zoo York (1)
November 2012	Umbro
February 2013	Lee Cooper (2)
October 2009, May 2013	Ecko Unltd/ Marc Ecko Cut & Sew (3)
November 2007, July 2015	Scion(4)

[1]

In July 2011, the Company, through its wholly owned subsidiary ZY Holdings, purchased the Zoo York brand and related assets from its IPH Unltd joint venture, increasing the Company’s effective ownership in the Zoo York brand from 51% to 100%.

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

In addition to the acquisitions above, the Company has acquired ownership interests in the following brands through its investments in joint ventures as of December 31, 2019:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix’s Interest
May 2009, April 2011	Ed Hardy	Hardy Way (1)	85%
March 2010	Material Girl and Truth or Dare	MG Icon	50%
December 2012	Modern Amusement	Icon Modern Amusement	51%
February 2013	Buffalo	Alberta ULC	51%
December 2014	Hydraulic	Hydraulic IP Holdings (2)	100%
February 2015	PONY	US Pony Holdings	75%

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

As of December 31, 2019, the Company was party to the following joint ventures to develop and market its brands in specific international markets, herein collectively referred to as the Company’s “International Joint Ventures”:

Date Created	Investment /Joint Venture	Iconix’s Interest
December 2009	Iconix Europe	51%
May 2012	Iconix India	50%
March 2013	Diamond Icon	51%
September 2013	Iconix Australia (1)	55%
October 2013	Iconix Southeast Asia (2)	50%
December 2013	Iconix Israel	50%
December 2014	Iconix Middle East (3)	55%
July 2016	Umbro China Limited (4)	100%
October 2016	Danskin China Limited (5)	100%
March 2018	Starter China Limited (6)	100%
June 2018	Lee Cooper China Limited (7)	100%

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

(4)

In July 2016, the Company sold a 5% interest in a newly formed entity, Umbro China Limited, to MH Umbro International Co. Limited. In July 2019, pursuant to the operating agreement, the Company reacquired the 5% ownership interest in Umbro China from MHMC, its joint venture partner, for approximately $1.3 million.  As a result of this transaction, the Company now maintains 100% ownership interest in Umbro China. Refer to Note 4 in Notes to Consolidated Financial Statements for further details.

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

(6)

In March 2018, the Company entered into an agreement with Photosynthesis Holdings, Co. Ltd. (“PHL”) to sell up to no less than a 50% interest and up to a total of 60% interest in its wholly-owned indirect subsidiary, Starter China Limited, a newly registered Hong Kong subsidiary of Iconix China (“Starter China”), and which will hold the Starter trademarks and related assets in respect of the Greater China territory. Due to disruptions caused in the People’s Republic of China, the Company has agreed to extend the date of PHL’s purchase of the initial 50% equity interest in Starter China until June 30, 2020 for cash consideration of $20.0 million. The additional 10% equity interest (for a total equity interest of 60% interest) purchase right of PHL is expected to occur over a three-year period commencing January 16, 2022 for cash consideration equal to the greater of $2.7 million or 2.5 times the royalty received under the respective license agreement in the previous twelve months based on other terms and conditions specified in the share purchase agreement.

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

The Company’s brands

The Company owns a diversified portfolio of approximately 30 iconic brands across the Company’s four operating segments: women’s, men’s, home, and international (see Note 17 in Notes to Consolidated Financial Statements). The Company’s objective is to grow its existing portfolio organically, both domestically and internationally, and acquire new brands, both of which leverage its brand management expertise, platform and infrastructure, and where third parties offer similar leverage of their relationships and infrastructures, enter into joint ventures or other partnerships. To achieve this objective, the Company intends to:

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

Women’s

Brands Wholly Owned by Iconix:

Candie’s. Candie’s is known as a “fun & flirty” young contemporary lifestyle brand, featuring products in apparel, accessories and footwear categories. As Iconix’s longest held trademark, Candie’s brand was established in 1977 which started with a high-heeled wooden-sole slide shoe that allowed women to put a punctuation mark on their look. Since then, the Candie’s brand has popped with cultural connection reflecting the attitude and aspiration of the times. In July 2005, Kohl’s Department Stores, Inc., became the primary DTR licensee with a multi-category line of Candie’s products, including sportswear, denim, footwear, handbags and intimate apparel. The agreement with Kohl’s will expire under its terms on January 31, 2021. The brand has signed wholesale license agreements with channels outside of Kohl’s within optical, fragrance, and girl’s underwear and sleepwear categories of business. Candie’s award-winning advertising is known for its flirty but playful concepts. Over the years the brand has created omni-channel marketing campaigns leveraging its talent of “It” girls including Britney Spears, Fergie, Destiny’s Child, Lea Michele, Vanessa Hudgens, Hilary Duff, Bella Thorne, Kelly Clarkson, Jenny McCarthy and Sarah Hyland.

Mudd. Mudd is a highly recognizable junior lifestyle brand representing a generation of independent girls who stand up, stand out, and make their dreams a reality.  It was established in 1995 and acquired by Iconix in April 2006. Mudd has since become a junior’s denim destination synonymous with feminine-yet-casual fashion and a free-spirited lifestyle. In November 2008, the Mudd brand entered into a multi-year, exclusive, DTR licensing agreement with Kohl’s Department Stores, Inc., across the United States for apparel, footwear, fashion accessories and jewelry which will expire under its terms on January 31, 2021.

Danskin/Danskin Now. Danskin is a 135 year-old iconic brand of women’s activewear, athleisure, legwear, dancewear, intimates, sleepwear, and fitness equipment, which the Company acquired in March 2007. Danskin has maintained a legacy of health, strength and female empowerment in its core values. The Danskin brand continues to be sold through better department, mid-tier, specialty and sporting goods stores, as well as through Danskin.com by wholesale licensees in the United States. In 2014, the brand re-launched its e-commerce site, blog, and expanded its social media efforts sustaining its heritage with dance.   As previously disclosed, the Company’s DTR with Wal-mart expired under its terms in January 2019.  The Danskin brand has seven licensees including a new addition of Footwear for 2019.  Even after the termination of the Wal-mart retail license agreement, we believe the brand has a solid distribution of retailers.  These retailers include Amazon, Costco, and Walmart.com as well as a strong presence within TJX corporation.

Mossimo. Mossimo is known as a contemporary, active and youthful lifestyle brand.  The brand was established in 1986 and acquired by the Company in October 2006. From 2000 to October 2018, Target Corporation, (“Target”), had held the exclusive license in the United States, covering apparel products for men, women and children, including casual sportswear, denim, swimwear, bodywear, watches, handbags and other fashion accessories and had become one of the largest apparel brands in the United States.    We are in the process of developing a “go forward” strategy to position the brand in mid-range retailers, off price retailers and on-line retailers in an effort to transfer the name of the brand developed over the years with the consumer.  Our 2020 focus is to secure strong licensee partners to design, develop and distribute a variety of product categories to a wider base of retailers.

Joe Boxer. Joe Boxer is a highly recognized lifestyle brand known for its irreverent and humorous image and provocative promotional events. Acquired by Iconix in July 2005, the brand was established in 1985 with the idea of taking basic clothing and re-imagining it to reflect humor, fashion and popular trends. The Company entered into a non-exclusive agreement for the brand with Kmart/Sears in February 2019.

London Fog. London Fog is a classic brand known worldwide for its outerwear, luggage and travel products, cold weather accessories, umbrellas and footwear. The brand was established over 80 years ago and was acquired by the Company in August 2006. The brand is sold in a variety of categories through wholesale licenses in the United States, primarily through the department store and club channels including Macy’s, Nordstrom’s and Sam’s Club. Further, the Company has a DTR license agreement for London Fog with Hudson’s Bay Corporation in Canada.

Rampage. Rampage was established in 1982 and is known as a young contemporary fashion brand that empowers women to be their truest, boldest selves. Rampage was acquired by Iconix in September 2005 with products sold through better department stores such as Macy’s and Belk Stores across categories of footwear, handbags, intimates, accessories and outerwear. Previous campaigns have featured Petra Nemcova, Gisele Bündchen, Bar Refaeli, Irina Shayk, and Olivia Culpo.  In 2019, the Company named reality television star Savannah Chrisley as the Creative Director for the brand.

Ocean Pacific/OP. Ocean Pacific and OP are global action-sports lifestyle apparel brands which trace their heritage to Ocean Pacific’s roots as a 1960’s surfboard label. The Company acquired the Ocean Pacific/OP brands in November 2006.  In 2017, Ocean Pacific was repositioned to re-connect with the brand heritage and its authentic core customer, the action-sports enthusiast, across the specialty, department store off-price channels in all categories and genders including swim, apparel, accessories, home and beach related products.

Bongo. The Bongo brand is a California lifestyle brand established in 1982 and is best described as the everyday girl with a splash of cool.  Recognized for its famous denim fit, Bongo also features a broad range of Junior’s casual apparel and accessories, including sportswear, eyewear and footwear. The Company is exploring opportunities to license the brand to new or existing licensees.

Brands Held by Iconix with Joint Venture Partners:

MG Icon—Material Girl.  Material Girl is designed to fit into the “it” woman’s demanding, multi-dimensional world.  Material Girl offers the millennial customer fast fashion at affordable prices and is the go-to for style setters.  MG Icon, a joint venture in which the Company has a 50% interest, was created by Iconix with Madonna and Guy Oseary in March 2010 to buy, create, develop and license the Material Girl brand across a spectrum of consumer product categories.  Concurrent with the formation of this joint venture, MG Icon entered a DTR exclusive license with Macy’s Retail Holdings, Inc. (“Macy’s”) covering a wide array of consumer categories across the Material Girl brand. As previously disclosed, the license agreement expired under its terms in January 2020.  The brand has wholesale license agreements in hosiery and socks and will transition the apparel, intimates and sleepwear products to new partners.  Celebrating its tenth year, the brand has had many notable faces for its campaigns, including Rita Ora, Zendaya, Kelly Osbourne, Sofia Richie, Taylor Momsen, Pia Mia, and Serayah.

Men’s

Brands Wholly-Owned by Iconix:

Rocawear. Rocawear is a youth culture brand, established by Shawn “Jay-Z” Carter and his partners in 1999. The Company acquired the Rocawear brand in March 2007. Rocawear is currently licensed in the United States in a variety of categories, including men’s, women’s and kids’ apparel, outerwear, footwear, jewelry and handbags. Rocawear products are sold primarily through department and specialty stores.

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

Zoo York. Zoo York is an East Coast-based action lifestyle brand, named for the graffiti-art infused counterculture of 1970’s New York City. Zoo York has licenses with wholesalers covering a variety of products, including men’s, women’s and kids’ apparel, footwear, socks and accessories. The Manhattan-based brand proudly serves up a wide range of casual utilitarian looks for men and women that fuse authentic military-influenced overtones with iconic Zoo York City imagery.  The Company acquired a 51% interest in the Zoo York brand as part of the Ecko Untld. acquisition in 2009, and the Company increased its ownership to 100% in 2011. Zoo York is currently distributed in department and specialty stores including Zumiez.

Ecko Unltd, Marc Ecko Cut & Sew.  In October 2009, the Company, through a then newly formed joint venture company IPH Unltd, acquired a 51% controlling stake in the Ecko portfolio of brands. In May 2013, the Company purchased the remaining 49% interest from its minority partner, increasing its ownership in IPH Unltd from 51% to 100%. Founded in 1993, Ecko and its various brands are marketed and sold to consumers in the youth culture lifestyle categories, including active-athletic, streetwear, collegiate/preppy and denim fashion for men, women and children. Ecko Unltd. products are sold primarily through department and specialty stores including Dillard’s and BJ’s. Ecko Unltd. brand ambassadors include professional skateboarder Manny Santiago and professional boxer Danny Garcia.  Marc Ecko Cut & Sew is a halo brand, licensed in men’s apparel, outerwear, underwear, fragrance and accessories. It is distributed in boutiques, specialty stores and Dillard’s Department Store.

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

Hydraulic IP Holdings, LLC - Hydraulic.  In December 2014, the Company formed a joint venture with Top On International Group Limited in which the Company effectively purchased a 51% interest in the Hydraulic trademarks and related assets. In April 2018, the Company acquired the remaining 49% ownership interest from its joint venture partner.  This transaction resulted in the Company effectively increasing its ownership interest in Hydraulic to 100%. Hydraulic was founded in New York in 1998 and is known for setting the blue jean standard. Hydraulic differentiates itself from other denim brands by positioning itself with the theme that all denim was not created equally. Hydraulic is currently distributed in specialty and off-price retailers and is licensed for women’s apparel in the United States.

Brands Held by Iconix with Joint Venture Partners:

Hardy Way-Ed Hardy.  In May 2009, the Company acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brand and trademarks. In April 2011, the Company made an additional investment in Hardy Way which effectively increased its ownership interest to 85%. Don Ed Hardy and his artwork date back to 1967 when he transformed the tattoo business into an artistic medium. He began licensing his name and artwork for apparel in 2003 and today the Ed Hardy brand is recognized by its tattoo inspired lifestyle products. The brand is licensed to wholesalers in the United States for men’s, women’s, and kids’ apparel, fragrance, footwear and accessories. Distribution in the United States includes a wide base of retail stores, from Fred Segal to Walmart. Celebrities that have worn the brand include Shakira, Lil Wayne, Madonna, Dwight Howard, Jessica Alba and Eva Longoria.

Icon Modern Amusement—Modern Amusement.  In December 2012, the Company entered into an agreement with Dirty Bird Productions, Inc., in which the Company purchased a 51% interest in the Modern Amusement trademarks and related assets. Modern Amusement is a premium, west coast-lifestyle brand with a focus on casual sportswear apparel and related accessories for young men and young women. Modern Amusement has a DTR license in the U.S. with PacSun which distributes men’s apparel and footwear.

Buffalo Brand Joint Venture—Buffalo by David Bitton.  In February 2013, the Company formed a joint venture with Buffalo International ULC in which the Company effectively purchased a 51% interest in the Buffalo trademarks and related assets. Founded in 1985, Buffalo is a lifestyle brand consisting of denim, sportswear, active wear, and accessories. Buffalo is sold primarily through better department and club stores.

US Pony Holdings, LLC – Pony / Product of New York.  In February 2015, the Company through its newly formed subsidiary, US Pony Holdings, LLC, acquired the North American rights to the Pony / Product of New York brand. These rights include the rights in the United States obtained from Pony, Inc. and Pony International, LLC, and the rights in Mexico and Canada obtained from Super Jumbo Holdings Limited. US Pony Holdings, LLC is owned 75% by the Company and 25% by its partner, Anthony L&S Athletics, LLC. Formed in 1972 in New York City, PONY became one of the top athletic footwear brands worldwide in the 1990’s appearing on professional athletes in the NBA, NFL, MLB, Pro Soccer, Pro Tennis, and Pro Boxing.  Since acquiring the brand, the Company has entered into footwear, apparel and hosiery licensing contracts.  The brand is distributed in mid-tier department stores, specialty stores and sporting goods stores and Pony.com.

Home

Brands Wholly-Owned by Iconix:

Cannon. Established in 1887, Cannon is a brand with a powerful heritage and products that are known for their high quality, easy care and appeal to a broad range of consumers.  One of the most recognized home brands, Cannon delivers a consistent quality at an affordable price.  It is known as the first textile brand to sew logos onto products.  The Company acquired Cannon in 2007.  In October 2018, the Company entered into a non-exclusive license agreement for the brand with Kmart/Sears.  In March 2019, the Company signed two new licensing agreements for Cannon with Pem America and Blue Ridge Home fashions in various product categories.  The Pem America license agreement covers the US, Canadian and Mexican markets and Blue Ridge Home Fashions covers the US and Canadian markets. In 2019, the Company entered a DTR with Ollies for bath towels, bath rugs and accent rugs as well as a license agreement with Mainstream for bath towels and kitchen textiles.

Royal Velvet. For over 60 years, Royal Velvet has been celebrating home fashions, offering sophisticated designs that foster creativity and welcome customers home. Royal Velvet is a premium brand that provides a sophisticated aesthetic to homes and delivers exceptional quality that people know, trust and love. Royal Velvet is an authority on color, bringing rich, elevated choices in home textiles and décor.   The Royal Velvet towel has been an industry standard since 1954. Royal Velvet products include towels, sheets, bath rugs, fashion bedding, basic bedding and window treatments.  The Company acquired Royal Velvet in 2007.  In April 2011, the Company entered into an exclusive DTR license with JC Penney Corporation, Inc., for the Royal Velvet brand in the United States.  As previously disclosed, the agreement expired under its terms in January 2019. In March 2019, the Company entered into a license agreement with Himatsingka America, a part of the Himatsingka Group for various product categories within the US, Canada and Mexico markets.  The Company is also currently in negotiations for licensing of the brand to additional new or existing licensees.

Fieldcrest. Fieldcrest has been the choice for quality bedding and bath since the late 19th Century. A brand rich in heritage, Fieldcrest is foundational luxury for the modern guest.  The Company acquired Fieldcrest in 2007. From 2005 until the agreement expired under its terms on January 31, 2020, the Fieldcrest brand had been licensed exclusively to Target in the United States. In 2019, the Company has entered into a license agreement with Keeco for all home textiles.

Charisma. Charisma home textiles were introduced in the 1970’s and are synonymous with understated elegance.  The Company acquired Charisma in 2007. In February 2009, the Company signed a DTR license with Costco Wholesale Corporation, (“Costco”) for certain Charisma products to be sold in Costco stores in the United States and other countries.  In 2019, Costco extended the current contract for an additional three years. The brand is also licensed in the United States and Canada for distribution through better department stores such as Bloomingdales, Nieman Marcus and Macy’s, as well as Horchow, Bed Bath & Beyond and QVC. The Company is in conversations with various parties to expand the brand into new categories.

Waverly. Waverly is a home fashion and lifestyle brand that has been a leader in prints and patterns since its launch in 1923. It is one of the most recognized names in home décor and furnishings. Waverly’s distinctive color palette and accessible home decor allows consumers to mix and match fabrics offering a custom-designed look at an affordable price.  The Company acquired Waverly in October 2008. Waverly has two DTR agreements in the United States: with Wal-Mart for the Waverly Inspirations Collection covering fabrics and craft, which Walmart extended in 2019 for two additional years, and with the Christmas Tree Shop for the Waverly Home Collection.  Waverly also has wholesale licensees in the United States for products including fabric, window treatments, décor, and bedding that are sold through retailers such as Jo-Ann’s, Lowe’s, JCPenny, Bed Bath and Beyond, and Belk, as well as specialty and off-price retailers.

Entertainment

The Company completed the sale of its Entertainment segment on June 30, 2017 for $349.1 million in cash. The Entertainment segment was previously comprised of the Company’s interests in the intellectual property of the Peanuts, and Strawberry Shortcake brands.

International

Wholly-Owned Subsidiaries and Joint Ventures:

Within the international segment, the Company operates both wholly-owned subsidiaries and joint ventures in various territories.  A variety of the Company’s brands are present within these territories and generate license revenue and profitability.

Wholly-Owned Subsidiaries

Iconix China.  In September 2008, the Company and Novel Fashions Holdings Limited (“Novel”), formed a joint venture, Iconix China, to develop, exploit and market the Company’s brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (together, “Greater China”). In the initial phase of the joint venture, Iconix China sought to maximize brand monetization through investment, whereby Iconix China received a minority equity stake in local operating companies in exchange for the rights to one or more of the Company’s brands in Greater China and brand management support. Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in Greater China and contributed $2.0 million, and Novel contributed $17 million to Iconix China.

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

Iconix Latin America.  In December 2008, the Company formed a joint venture partnership (“Iconix Latin America”) with New Brands, an affiliate of the Falic Group, to develop, exploit, market and license the Company’s brands in the Latin American territory comprising of Mexico, Central America, South America and the Caribbean. In February 2014, the Company purchased from New Brands its 50% interest in Iconix Latin America for $42.0 million, increasing the Company’s ownership to 100%. Today, Iconix Latin America has over fifty licenses, including key DTR relationships with Falabella, Wal-Mart and Suburbia.  Licensed brands in this territory include Candie’s, Joe Boxer, London Fog, Mossimo, Ocean Pacific, Danskin/Danskin Now, Starter, Zoo York, Ecko Unltd., Ed Hardy, Cannon, and Fieldcrest, among others.

Iconix Canada.  In June 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Canada into two entities: Ico Brands L.P. (“Ico Brands”) and Iconix Canada L.P. (“Ico Canada,” and together with Ico Brands, “Iconix Canada”). Shortly thereafter, through their acquisitions of limited partnership and general partnership interests, Buffalo International ULC and its affiliates purchased a 50% interest in Iconix Canada.  In July 2017, the Company purchased from Buffalo its 50% interest in Iconix Canada for $19.0 million plus 50% of the net asset value of Iconix Canada (estimated to be approximately $2.0 million), increasing the Company’s ownership to 100%.  Iconix Canada has many DTR licenses including London Fog at The Bay as well as a wide range of licenses for key brands such as Ecko Unltd., Danskin, Rampage, Zoo York, Umbro, Fieldcrest, Royal Velvet, and Waverly.

Umbro China. In July 2016, the Company executed an agreement with MH Umbro International Co. Limited (“MHMC”) to sell up to an aggregate 50% interest in a newly registered company in Hong Kong, which holds the Umbro intellectual property in respect of the Greater China territory, of which, at that time, the Company received $2.5 million in cash from MHMC for a 5% interest in Umbro China. In July 2019, pursuant to the operating agreement, the Company reacquired the 5% ownership interest in Umbro China from MHMC, its joint venture partner, for approximately $1.3 million.  As a result of this transaction, the Company now maintains 100% ownership interest in Umbro China.

International Joint Ventures

The formation and administration of international joint ventures have been a central and ongoing component of our business since 2008. The Company established and maintains the following international joint ventures: Iconix Europe, Iconix India, Iconix Australia, Iconix Southeast Asia, Iconix Israel, Iconix Middle East, and Danskin China. The Company’s primary purpose in forming international joint ventures has been to bring its brands to market more quickly and efficiently, generating greater short- and long-term value from its IP.  This approach enabled its brands to more rapidly increase licensing revenue, market share and profitability than what the Company believes it could have achieved on its own.

To get what we believe are best-in-class local partners to invest in and represent the Company’s brands in their respective territories, the Company offers its partner the ability to buy equity interests in the IP. These equity interests provide the Company’s partners with the necessary incentive to devote management time and resources to the brands. By leveraging the partners’ local market expertise, retail relationships, wholesale networks, business contacts and staff, the Company has significantly grown licensing royalties in key global markets and maintained stricter enforcement against counterfeit products. As these businesses in each territory reach sufficient scale to support the Company’s full business structure of brand management, marketing, licensing, acquisitions and finance, the Company may consider acquiring control or full ownership of the joint ventures, where possible, as was the case in Latin America in 2014, in China in 2015 and Canada in 2017.

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

Iconix Europe has multiple DTR partnerships including Danskin with Go Sport and Danskin, Starter, Joe Boxer, Zoo York and London Fog with S-Group/Prisma as well as a wide range of licenses in multiple territories for key brands such as Ocean Pacific, Ecko Unltd., Rocawear, Cannon, and Waverly.

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

During September 2014, the Iconix SE Asia territory was further amended to include China, Macau, Hong Kong and Taiwan for the Umbro and Lee Cooper marks. In respect of its 50% interest in the joint venture, GBG agreed to pay the Company $21.5 million. In December 2015, the Company purchased GBG’s effective 50% interest in the Umbro and Lee Cooper marks in Greater China for $24.7 million. Iconix SE Asia has licensed many key brands in the Southeast Asia Territory including Joe Boxer, Cannon, Ecko Unltd., Ed Hardy, Lee Cooper, Mossimo, Starter, Zoo York, Umbro, Charisma and others.

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

Iconix Middle East has licensed many brands in the MENA Territory including Cannon, Ecko Unltd., Fieldcrest, Starter, Umbro, Zoo York, and Waverly and a substantial DTR license with Landmark Group for Lee Cooper.

Danskin China.  In October 2016, the Company entered into an agreement with Li-Ning Company Limited to sell up to a 50% interest (and no less than a 30% interest) in Danskin China, which holds the Danskin trademarks and related assets in respect of mainland China and Macau. As a result of disruptions caused in the People’s Republic of China, the Company has agreed to extend the date of LiNing’s purchase of the equity interest in Danskin China until June 30, 2020.

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

Starter China.  In March 2018, the Company entered into an agreement with Photosynthesis Holdings, Co. Ltd. to sell up to no less than a 50% interest and up to a total of 60% interest in Starter China, which holds the Starter trademarks and related assets in respect of the Greater China territory.  As a result of disruptions in the People’s Republic of China, the Company has agreed to extend the date of PHL’s first purchase of the equity interest in Starter China until June 30, 2020.

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

Marcy Media

On November 12, 2019, the Company sold certain intellectual property assets to Roc Nation LLC and its holding of membership interests in Marcy Media Holdings LLC to MM Holdings Acquisition LLC for $15.0 million and mutual releases of all existing claims between the parties. The Company also recorded an investment impairment of $17.0 million in the third quarter of 2019 based on the estimated value that would be realized from the sale of the entity.

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

The Company has over 430 licenses and has benefited from the model’s scalability, which enables the Company to leverage its existing infrastructure to support new business and brands. A key objective of the Company is to capitalize on its brand management expertise and relationships to build and maintain a diversified portfolio of consumer brands that generate revenues. Through our international partnerships, we have successfully built a vast network of licensees around the world.

The Company licenses its brands across a broad range of product categories, including fashion apparel, footwear, accessories, sportswear, home furnishings and décor, and beauty and fragrance. The Company seeks licensees with the ability to produce and sell quality products in their licensed categories and to meet and exceed minimum sales and royalty payment thresholds.

The Company maintains DTR and traditional wholesale licenses. Typically, in a DTR license, the Company grants rights which may be exclusive to one of its brands to a single national retailer for a broad range of product categories. DTR licenses provide retailers with proprietary rights to national brands at favorable economics. In a traditional wholesale license, the Company grants certain rights to a specific brand to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved distribution channel. For example, the Company licenses the Charisma brand in the United States to numerous wholesale suppliers for sale and distribution primarily to department and specialty stores.

The Company’s licenses typically require the licensee to pay the Company royalties based upon net sales with guaranteed minimum royalties. The Company’s licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands. As of January 1, 2020, the Company and its joint ventures had a contractual right to receive approximately $400 million of aggregate minimum licensing revenue through the balance of their current licenses, excluding any renewals.

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

Direct-to-retail licenses

For the year ended December 31, 2019, the Company’s largest DTR license was with Kohl’s for the Candie’s and Mudd brands which represented approximately 11% of total revenue for the period. As detailed below, these arrangements will expire on January 31, 2021. The Company also has DTR agreements under various terms at Kmart/Sears for the Joe Boxer and Cannon brands and through Amazon for Starter and Costco for the Charisma brand.

Kohl’s licenses

Revenue generated by the Company’s two licenses with Kohl’s accounted for, in the aggregate, 11% and 10% of the Company’s revenue for Fiscal years 2019 and 2018, respectively. The following is a description of these licenses.

Candie’s. In December 2004, the Company entered into a license agreement with Kohl’s for an initial term of five years with options to renew. Pursuant to this license, Kohl’s has the exclusive right to design, manufacture, sell and distribute a broad range of products under the Candie’s trademark, including women’s, and juniors’ apparel, and accessories (except prescription eyewear). The license provides for guaranteed minimum royalties and advertising payments that Kohl’s is obligated to pay the Company for each contract year.  The license will expire under its terms on January 31, 2021.

Mudd. In November 2008, the Company entered into a license agreement with Kohl’s granting Kohl’s the exclusive right to design, manufacture, sell and distribute a broad range of Mudd-branded apparel and accessories in the United States and its territories. The license will expire under its terms on January 31, 2021.

Wholesale Licenses

For the year ended December 31, 2019, the Company’s largest wholesale licensee was Centric Brands Inc. for the Buffalo brand, which represented 12% of total revenue for the period.

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

Each brand has many competitors specific to certain distribution channels that span a broad variety of product categories, including the fashion apparel, home furnishings and decor, sports and entertainment industries. For example, Candie’s competes with respect to young women’s and juniors fast-fashion in the United States at the mid-tier channel with national brands like Zara and H&M, Starter competes with brands like Russell Athletic and C9 in the athletic apparel category, and Avia and And1 competes in the footwear category at the mass-tier channel. Umbro competes with global brands like Nike and Adidas in active-wear and with global and local brands in technical soccer categories.  Additionally, a significant portion of our brands also compete with big box retailers “private-label” and/or “exclusive” brands.

The Company also faces competition in securing retail and wholesale licenses. Companies owning established brands may decide to enter licensing arrangements with retailers or wholesalers similar to the ones the Company currently has in place, therefore creating direct competition. Similarly, the retailers that currently license our brands may decide to develop their own private labels and/or purchase brands rather than enter into license agreements with the Company.

Lastly, in America, the Company competes for acquisitions with traditional apparel, consumer and entertainment brand companies, financial buyers and other brand management companies. Throughout the rest of the world, the Company also competes for the acquisition of global brands with strategic and financial buyers.

Intellectual Property

We believe that the Company’s worldwide IP portfolio, which includes trademarks, service marks, copyrights and other proprietary information, is our most valuable asset. As of December 31, 2019, we owned nearly 6,900 trademark and service mark registrations and applications – over 400 of which are domestic and over 6,400 of which are foreign. Trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office and in other countries throughout the world in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a variety of product categories, including footwear, apparel, fragrance, handbags, watches and various other goods and services, including in some cases, home accessories and electronics.  In addition, the Company owns numerous copyrights in its iconic Waverly and Joe Boxer patterns and designs. The Company also owns over 1,500 domain names worldwide and registers key domain names containing its trademarks.

Employees

As of December 31, 2019, the Company had a total of 118 full-time employees. Our full-time employees consisted of our CEO, senior managers, middle management, marketing and administrative personnel. Of the Company’s 118 full-time employees, 51 employees reside in the U.S., 61 reside in Europe, and six reside in China. None of the Company’s employees are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE AND DEBT

Substantial doubt exists as to our ability to continue as a going concern.

As described in Note 1 of our accompanying consolidated financial statements, our auditors have issued a going concern opinion regarding the Company. This means there is substantial doubt we can continue as an ongoing business for the next twelve months. Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $429.1 million as of December 31, 2019. Net losses incurred for the years ended December 31, 2019 and 2018 amounted to approximately $(101.9) million and $(89.7) million, respectively. While we have positive cash flows from operations in recent periods, the potential adverse impact of the novel coronavirus on our operating results, liquidity and financial condition raise substantial doubt we can continue as an ongoing business for the next twelve months.

The substantial doubt about our ability to continue as a going concern may negatively affect the price of our common stock, have an adverse impact on our relationship with third parties with whom we do business, including our licensees and employees, and make it challenging for us to issue additional debt to the extent needed. Our ability to successfully raise additional funds is uncertain and subject to market conditions generally, the market for our common stock and other risks. There can be no assurances as to the availability or terms upon which capital might be available, if needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to meet our financial obligations, we could be forced to delay, reduce, or cease our operations or otherwise impede our ongoing business efforts, which could have a material adverse effect on our business, operating results, financial condition, and long-term prospects, and investors may lose their entire investment in the Company. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company may not generate sufficient cash in the next twelve months necessary to fund continue operations.

Our ability to make cash payments on and to refinance our indebtedness and to fund future operations will depend on our ability to generate significant operating cash flow in the future. This ability is, to a significant extent, subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in amount sufficient to enable us to fund our liquidity needs, including fees payable in connection with waivers obtained from our creditors and lenders, costs related to the impairment analysis discussed below and costs related to ongoing litigation (see “Legal Proceedings” and the risk factor entitled”—We have also been named in securities litigations, which could be expensive and could divert our management’s attention.  There may be additional class action and/or derivative claims”). As a result, we may need to refinance all or a portion of our indebtedness, on or before its maturity, obtain additional equity or debt financing, sell existing assets or enter into strategic alliances with other parties. We cannot assure you that we will be able to do so on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders. Any inability to generate sufficient cash flow, refinance our indebtedness or incur additional indebtedness on commercially reasonable terms could adversely affect our financial condition and could cause us to be unable to service our existing debt. If we are unable to obtain a waiver, we would be in default under our existing indebtedness, the holders of such indebtedness could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. Even if we are able to obtain such waivers, limited liquidity may cause us to delay or abandon some or all of our plans to invest in new brands and may have a material and adverse effect our ability to generate and/or increase revenue going forward or cause us to be unable to maintain existing licenses on favorable terms and conditions.  Additionally, we have historically received cash payments of management fees and residual fees under the agreements governing our Senior Secured Notes (as defined below). However, there is no guarantee we will receive any or all of these amounts in future years.  Any decrease in cash received under these arrangements in future periods could adversely affect our liquidity.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to certain trademarks.

As of December 31, 2019, the Company’s consolidated balance sheet reflects debt of approximately $645.7 million (which is net of $15.3 million of debt issuance costs and original issue discount), including (i) securitization debt of $437.1 million (net of debt issuance costs and original issue discount of $1.1 million) under our Series 2012-1 4.229% Senior Secured Notes, Class A-2, Series 2013-1 4.352% Senior Secured Notes, Class A-2 (collectively, the “Senior Secured Notes”), and the Variable Funding Notes (as defined below), (ii) senior secured debt of $161.3 million (net of debt issuance costs and original issue discount of $14.2 million) under our Senior Secured Term Loan (as defined below), and (iii) subordinated secured debt of $94.4 million (which is recorded in our consolidated balance sheet as of December 31, 2019 at a fair value of $47.3 million) under our 5.75% convertible senior subordinated secured second lien notes due 2023 (the “5.75% Convertible Notes”). We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our outstanding debt obligations:

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

We are subject to risks associated with the discontinuation of LIBOR.

Our Senior Secured Term Loan uses LIBOR as a reference rate to determine the rate of interest payable on our borrowings. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the phase out of the use of LIBOR by the end of 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee, or ARRC, a U.S. based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. Similarly, financial regulators in the UK, the European Union, Japan, and Switzerland formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. The ARRC is comprised of a diverse set of private-sector entities and a wide array of official-sector entities, banking regulators, and other financial sector regulators. The ARRC has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the U.S.

At this time, we cannot predict how markets will respond to proposed alternative rates or the effect of any changes to, or discontinuation of, LIBOR. If reference rates under our Senior Secured Term Loan are no longer available or if our lenders have increased costs due to changes in reference rates, we may experience increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock, which has traded with significant volatility in the past year, may continue to be volatile, which could reduce the market price of our common stock.

The market price of our common stock has traded with significant volatility, and may continue to experience significant price and volume fluctuations. This market volatility could further reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally and/or changes in national or regional economic conditions, making it more difficult for shares of our common stock to be sold at a favorable price or at all. The market price of our common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the trademark licensing business or companies in the industries in which our licensees compete.  In addition, any future conversions of the 5.75% Convertible Notes would dilute the holdings of our then existing stockholders, including any remaining holders of our 5.75% Convertible Notes that receive shares of our common stock upon conversion of their notes, and could reduce the market price of our common stock.

Future issuances of our common stock may cause the prevailing market price of our shares to decrease.

We have issued a substantial number of shares of common stock that are eligible for resale under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, and that may become freely tradable.  We may, in the future, issue additional shares of our common stock.  Pursuant to the terms of our 5.75% Convertible Notes, we may elect to pay interest on such notes in shares of our common stock, rather than in cash.  Upon conversion of our 5.75% Convertible Notes, we may elect to satisfy our conversion obligations solely in shares of our common stock, which would result in an increase in the outstanding number of shares of our common stock that, subject to certain limitations, would be freely tradable. We have also issued a substantial number of restricted shares of common stock as inducement grants in connection with the Company’s hiring of a new CEO in October 2018 and a new CFO in February 2019 and may do so again in the future. If the holders of 5.75% Convertible Notes choose to exercise their conversion rights and sell the underlying shares of common stock in the public market, or if holders of currently restricted shares of our common stock choose to sell such shares in the public market under Rule 144 or otherwise, the prevailing market price for our common stock may decline. The sale of shares issued upon the exercise of our derivative securities or other issuances of our common stock could also further dilute the holdings of our then existing stockholders, including holders of  convertible notes that receive shares of our common stock upon conversion of their notes. In addition, future issuances of shares of our common stock could impair our ability to raise capital by offering equity securities.

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

As previously disclosed, we and our auditors have identified material weaknesses in our internal control over financial reporting for prior periods. Following the identification of the material weaknesses for prior periods, management implemented a remediation plan for such material weaknesses.  Although such material weaknesses have been remediated, there can be no assurance that the internal controls we implement will be effective or that in the future we will not suffer from additional ineffective disclosure controls and procedures or internal controls over financial reporting, which would further impair our ability to provide reliable and timely financial reports.

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

Our revenue is almost entirely dependent on royalty payments made to us under our license agreements. Although the license agreements for our brands usually require the advance payment to us of a portion of the license fees and, in most cases, provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements, or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. There can be no assurances that we will not lose the licensees under our license agreements due to their failure to exercise the option to renew or extend the term of those agreements or the cessation of their business operations (as a result of their financial difficulties or otherwise) without equivalent options for replacement. Any of such failures could reduce the anticipated revenue stream to be generated by the license agreements. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements, or to be able to continue to import goods (including, without limitation, as a result of changes to laws or trade regulations, trade embargoes, labor strikes or unrest, especially, for example, given the recent uncertainty around tariffs in respect of trade between the US and China and the US and European Union), could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us.  Also, the recent global Coronavirus outbreak has the potential to cause a disruption in production, manufacturing, distribution and sales globally, which could have a material negative impact on royalty payments made to us under our license agreements. Further, the failure of our licensees and/or their third party manufacturers, which we do not control, to adhere to local laws, industry standards and practices generally accepted in the United States in areas of worker safety, worker rights of association, social compliance, and general health and welfare, could result in accidents and practices that cause disruptions or delays in production and/or substantial harm to the reputation of our brands, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.  A weak economy or softness in certain sectors including apparel, consumer products, retail and entertainment could exacerbate this risk. This, in turn, could decrease our potential revenues and cash flows.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees, such that the loss of any of such licensees or their renewal on terms less favorable than today, could slow our growth plans, decrease our revenue and impair our cash flows.

Our licenses with, Centric Brands Inc. and Kohl’s, represent, each in the aggregate, our two largest licensees during the twelve-month period ended December 31, 2019, representing approximately 12% and 11%, respectively, of our total revenue for such period.

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

As previously disclosed, the Company was notified of the following non-renewals of license agreements: (i) the Candie’s and Mudd license at Kohl’s, (ii) the Danskin Now DTR license agreements with Walmart, (iii) the Royal Velvet license agreement with J.C. Penney’s, (iv) the Mossimo DTR license agreement with Target and (v) the Material Girl DTR license agreement with Macy’s. While the Company is actively working to place these brands with other licensees, the failure to enter into replacement license agreements for these brands on economic terms similar to such DTR arrangements may adversely affect our future revenues and cash flows.

In addition, we may face increasing competition in the future for DTR licenses as other companies owning established brands may decide to enter into licensing arrangements with retailers similar to those we currently have in place. Furthermore, our current or potential DTR licensees may decide to more prominently promote and market competing brands, or develop or purchase other or establish their own brands, rather than continue their licensing arrangements with us. In addition, increased competition could result in lower sales of products offered by our DTR licensees under our brands. If our competition for retail licenses increases, it may take us longer to procure additional retail licenses.

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

As of December 31, 2019, goodwill represented approximately $26.1 million, or approximately 5% of the Company’s total consolidated assets, and trademarks and other intangible assets represented approximately $274.1 million, or approximately 54% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

In FY 2019 and FY 2018, as a result of a decline in net sales as well as a decline in future guaranteed minimum royalties from license agreements for certain brands, the Company recorded non-cash asset impairment charges, related to the write-off of certain of our trademarks of $65.6 million and $136.4 million, respectively. In FY 2018 the Company recorded a non-cash impairment charge to write-off goodwill, in the amount of $37.8 million.

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

We market and license our brands outside the United States and many of our licensees are located, and joint ventures operate, outside the United States. As a key component of our business strategy, we intend to expand our international sales, including, without limitation, through joint ventures. We and our joint ventures face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargoes, sanctions and other trade barriers (including, for example, given the recent uncertainty around tariffs in respect of trade between the US and China and the US and European Union); (iii) competition from foreign companies; (iv) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (v) less effective and less predictable protection and enforcement of our IP; (vi) changes in the political or economic condition of a specific country or region (including, without limitation, as a result of political unrest), particularly in emerging markets; (vii) fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange; (viii) potentially adverse tax consequences; (ix) disruptions in supply chain continuity, including from natural disasters, global disease outbreaks such as the novel coronavirus, acts of war or terrorism or other external factors over which we have no control and (x) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales, or distributions from our international joint ventures, to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act and all other applicable anti-bribery laws, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

A portion of our revenue and net income are generated outside of the United States, by certain of our licensees and our joint ventures, in countries that may have volatile currencies, capital control regimes, legal prohibitions on enforcing payment terms in license agreements or other risks.

A portion of our revenue is attributable to activities in territories and countries outside of the United States by certain of our joint ventures and our licensees. The fact that some of our revenue and certain business operations of our joint ventures and certain licensees are conducted outside of the United States exposes them to several additional risks, including, but not limited to social, political, regulatory and economic conditions or to laws and policies governing foreign trade and investment in the territories and countries where our joint ventures or certain licensees currently have operations or will in the future operate. Certain foreign jurisdictions also create difficulties collecting bad debts or other outstanding receivables owed to the Company or its joint ventures.  Any of these factors could have a negative impact on the business and operations of our joint ventures and certain of our licensees operations, which could also adversely impact our results of operations. Increase of revenue generated in foreign markets may also increase our exposure to risks related to foreign currencies, such as fluctuations in currency exchange rates and exposure to capital controls that trap cash in these foreign currencies and/or jurisdictions. Currency exchange rate fluctuations may also adversely impact our joint ventures and licensees. In the past, we and our joint ventures have attempted to have contracts that relate to activities outside of the United States denominated in U.S. currency, however, we do not know to the extent that we will be able to continue this as we increase our contracts with foreign licensees. In certain instances we have entered into foreign currency hedges to mitigate our risk related to fluctuations in our contracts denominated in foreign currencies; however, we cannot predict the effect that future exchange rate fluctuations will have on our operating results.  We also cannot guarantee that we can distribute cash out of these foreign jurisdictions or otherwise enforce all of our legal and economic rights therein. From time to time, particularly in countries with strong capital controls in place by a central bank or other centralized governmental monetary authority (e.g. the People’s Republic of China, Brazil and Argentina), we have had difficulty from time to time distributing cash on a timely basis out of such countries.  Similarly, in the past in certain foreign countries, we have faced difficulties in legally enforcing the payment terms in our license agreements or otherwise collecting past due payables due from certain licensees.  A material rise in any of the aforementioned challenges, especially with respect to any unpaid material sums, could have a material adverse effect on our business, results of operations and financial position.

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

We participate in a number of international joint ventures, some of which we do not control. As we continue to expand our business internationally and execute our strategy for growth, we may enter into additional International Joint Ventures in the future. Joint ventures pose an inherent risk. Regardless of whether we hold a majority interest in or directly control the management of our International Joint Ventures, our partners may have business goals and interests that are not aligned with ours, exercise their rights in a manner of which we do not approve, be unable to fulfill their obligations under the joint venture agreements, or exploit our trademarks in a manner that harms the overall quality and image of our brands. In addition, any of our joint venture partners may simply be unable to identify licensees for our brands. In these cases, the termination of an arrangement of one of our joint venture partners or their failure to build the business could result in the delay of our expansion in a particular market or markets, and will not allow us to achieve the worldwide growth that we seek on our current timeline. We may not be able to identify another suitable partner for a particular joint venture or foreign territory in such market or markets, which could result in further delay, and could materially and adversely affect our business and operating results.

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as the novel coronavirus, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our businesses.

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. This coronavirus has since spread to other parts of the world, including South Korea, the United States and Europe, and efforts to contain the spread of this coronavirus have intensified. If this outbreak continues to spread, we or our licensees may need to limit operations regionally or globally. We are reliant upon the ongoing operations of our licensees to generate revenue and cash flow for our business, and a number of our licensees are unable to operate all or a portion of their retail sales points. Also, our selling partners may have limited or no access to manufacturing, production or distribution facilities as a result of regional or country-wide shutdowns of non-essential businesses. While the closures are expected to be temporary, the extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Also, if the spread of the coronavirus continues and our, or our licensees’, operations are impacted, we may be subject to claims arising from force majeure under our existing license agreements. If any of the foregoing were to occur, it could materially adversely affect our revenues, financial condition, profitability, and cash flows.

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

We monitor on an ongoing basis, unauthorized filings of our trademarks and imitations thereof, and rely primarily upon a combination of U.S., Canadian and other international federal, state and local laws, as well as contractual restrictions to protect and enforce our IP rights. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish, protect and enforce our trademarks and other proprietary rights will prevent infringement of our IP rights by others, or prevent the loss of licensing revenue or other damages caused therefrom.

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

Our insurance coverage may not be adequate or available for us to avoid or limit our exposure in respect of pending actions or in future claims and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. Even in the event the Company is able to resolve outstanding disputes as they relate to the Company, the Company retains significant obligations to advance legal fees and costs related to the government investigations of certain of its current and former directors, officers and employees as either targets or witnesses for the government, and the amount of such fees and the duration of this liability will be difficult to predict.

In the past, we have been named in and settled securities litigations, which were expensive and diverted our management’s time. Further, the Company received a formal order of investigation into certain accounting and reporting issues occurring during 2013 through the third quarter of 2015 from the SEC staff in December 2015 and was contacted by the U.S. Attorney’s office for the Southern District of New York in December 2018 regarding the same matters underlying the SEC’s investigation (together, the “Government Investigations”).  The Company has cooperated fully with the SEC and SDNY regarding this matter. As previously disclosed, on December 5, 2019, the Company reached an agreement with the SEC to resolve the SEC portion of the Investigation. As part of the settlement, which was approved by the U.S. District Court for the Southern District of New York (“SDNY”), the Company agreed to pay a civil penalty of $5.5 million.  On the same day, the U.S. Attorney for the SDNY unsealed charges against the Company’s former Chairman and Chief Executive Officer, as well as its former Chief Operating Officer (who subsequently plead guilty).  The criminal trial in this matter is set to begin on May 11, 2020. Furthermore, pursuant to the terms of its articles and bylaws, the Company is obligated to advance legal and other fees to its current and former directors, officers and employees with respect to the Governmental Investigations, which such amounts to date have been significant.  As of the third quarter of 2019, as a result of the expenses related to such matters, the Company’s insurance coverage related to such matters has been exhausted.  As such, the Company will not be reimbursed for any further expenses incurred related to such matters, including by its former Chairman and CEO or certain of its current and former directors, officers and employees that may be witnesses in the afore-mentioned or any additional enforcement, investigatory or other legal actions taken by the SEC or SDNY in respect of such individuals.

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

We rely extensively on our computer systems to manage our operations and to communicate with our licensees, International Joint Venture partners and other third parties, and to collect, summarize and analyze results. We depend on continued and unimpeded access to the internet to use our computer systems. Our systems are potentially subject to damage or interruption from power outages, telecommunications failures, computer hackings, cyber-attacks, computer viruses or other malicious activities, security breaches and catastrophic events. If our systems are damaged, threatened, attacked or fail to function properly, we may incur substantial repair or replacement costs, experience data loss and impediments to our ability to manage our internal control system, a loss in confidence by our partners, negative publicity and lost revenue, all of which could adversely affect our results of operations.

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

The decision made in the United Kingdom referendum in June 2016 to leave the European Union (commonly known as “Brexit”) has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in political, regulatory, consumer, corporate and financial confidence in the United Kingdom and Europe. The United Kingdom left the European Union on January 31, 2020, governed by transitional terms that will expire on December 31, 2020. During this transition phase, the United Kingdom and the European Union will seek to negotiate and finalize a new, more permanent trade deal. Due to political uncertainty, it is not possible to anticipate whether the United Kingdom and the European Union will be able to agree on and implement a new trade agreement or what the nature of such trade arrangement will be. In the absence of such an agreement there would be no transitional provisions and the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules. The process for the United Kingdom to exit the European Union, and the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the European Union remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. The mid-to-long term uncertainty may have a negative effect on the performance of Iconix Europe, our London-based joint venture, as well as Iconix MENA LTD and Diamond Icon, LLC, our joint ventures which were established under the laws of the United Kingdom.  In addition, we have license agreements in place with licensees across many of our brands in the United Kingdom, maintain a wholly-owned subsidiary established under the laws of the United Kingdom; and have employees, offices and showroom space in the United Kingdom related to our Umbro and Lee Cooper brands.  The impact of Brexit on the foregoing aspects of our business are unknown at this time.  Brexit could have the effect of disrupting the free movement of goods, services and people between the United Kingdom and the European Union and negatively impact our business and that of our licensees.  The full effects of Brexit are uncertain and will depend on any agreements the United Kingdom may make to retain access to European Union markets.  Brexit also could lead to uncertainty with respect to the United Kingdom legal and regulatory framework and the enforcement of our legal and intellectual property rights.  Additionally, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets.  This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.  Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, licensees, results of operations and financial condition could be adversely affected by Brexit is uncertain.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On November 9, 2007, we entered into a lease agreement covering approximately 30,550 square feet of office and showroom space at 1450 Broadway in New York, New York. The term of the lease runs through June 30, 2024 and provides for total aggregate base rental payments for such space of approximately $26.4 million (ranging from approximately $1.1 million for the first year following the rent commencement date to approximately $2.2 million, on an annualized basis, in the last year of the lease). We will also be required to pay our proportionate share of any increased taxes attributed to the premises. Such property is utilized by each of the Company’s reporting segments other than the international segment. In January of 2020, the Company entered into sublease arrangements for approximately 40% of the space through the end of the lease term.

Item 3. Legal Proceedings

In May 2016, Supply Company, LLC (“Supply”), a former licensee of the Ed Hardy trademark, commenced an action against the Company and its affiliate, Hardy Way, LLC (“Hardy Way” and together with the Company, the “Iconix Defendants”) seeking damages of $50 million, including punitive damages, attorneys’ fees and costs (the “Supply Litigation”). Supply alleges that Hardy Way breached the parties’ license agreement by failing to reimburse Supply for markdown reimbursement requests that Supply received from a certain retailer. Supply also alleges that the Company is liable for fraud because it made purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark in order to induce Supply to enter into the license agreement and to induce Supply to enter into a separate agreement with a certain retailer. The Iconix Defendants are vigorously defending against the claims in the Supply Litigation, and have filed a motion to dismiss the Complaint, which is awaiting Court decision.  In addition, Hardy Way commenced an action against Kevin Yap (“Yap”), the principal of Supply, to enforce the terms of his guarantee of Supply’s obligations under the Supply-Hardy Way license agreement for the Ed Hardy trademark (the “Yap Litigation”).  In response, Yap filed counterclaims against Hardy Way asserting two declaratory judgment claims seeking similar damages as in the Supply Litigation, including the reimbursement of Supply for losses allegedly suffered because of the markdown reimbursement requests, as well as rescission of the Supply-Hardy Way license agreement, other damages and attorneys’ fees and costs.  Hardy Way is vigorously defending against the counterclaims in the Yap Litigation, and has filed a pre-discovery motion for summary judgment on its affirmative claim and to dismiss Yap’s counterclaims, which is awaiting Court decision.  At this time, the Company is unable to estimate the ultimate outcomes of the Supply Litigation or the Yap Litigation.

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

As previously disclosed, the Company received a formal order of investigation from the SEC staff in December 2015 and was contacted by the U.S. Attorney’s office for the Southern District of New York (the “SDNY”) in December 2018 regarding the same matters underlying the SEC’s investigation (together, the SDNY and SEC investigations, the “Government Investigations”). The Company has cooperated fully with the SEC and SDNY regarding this matter. As previously disclosed, on December 5, 2019, the Company reached an agreement with the SEC to resolve the SEC portion of the Investigation. As part of the settlement, which was approved by the U.S. District Court for the Southern District of New York (“SDNY”), the Company agreed to pay a civil penalty of $5.5 million.  On the same day, the U.S. Attorney for the SDNY unsealed charges against the Company’s former Chairman and Chief Executive Officer, as well as its former Chief Operating Officer (who subsequently plead guilty).  The criminal trial of the Company’s former Chairman and Chief Executive Officer in respect of this matter is set to begin on May 11, 2020.

As previously disclosed, on September 16, 2019, the Company entered into a Stipulation of Settlement (the “Stipulation”) with the lead plaintiff in the securities class action lawsuit pending against it in the United States District Court for the Southern District of New York, In re Iconix Brand Group, Inc., et al., Docket No. 1:15-cv-04860 (the “Class Action”). The settlement released all claims asserted against the Company and the other named defendants party to the Stipulation in the Class Action without any liability or wrongdoing attributed to them.  The settlement provided for a total settlement payment of $6.0 million, inclusive of administrative fees and fees for lead plaintiff’s counsel. All of the settlement amount was paid directly by the Company’s directors and officers liability insurance provider. On January 23, 2020, the settlement received court approval, which remains subject to customary appeal rights by interested parties.

As discussed above, the Company has been subject to Government Investigations, as well as the Class Action and shareholder derivative complaints (the “2015 Matters”).   Pursuant to the terms of its articles and bylaws, the Company is obligated to advance legal and other fees related to the 2015 Matters to certain of its current and former directors, officers and employees.   As previously disclosed during the third Quarter of 2019, as a result of the expenses related to the 2015 Matters, the Company’s insurance coverage related to the 2015 Matters has been exhausted.  As such, the Company will not be reimbursed for any further expenses incurred related to the 2015 Matters, including in respect of the criminal trial of its former Chairman and CEO, Neil Cole or by certain of its other former directors, officers and employees.

On November 12, 2019, the Company entered into a settlement agreement (the “Roc Parties Settlement”) to resolve all disputes relating to the following legal proceedings: (i) Iconix Brand Group, Inc., et al. v. Roc Nation Apparel Group, LLC et al., No. 17-cv-3096 (S.D.N.Y.); (ii) S. Carter Enterprises, LLC, et al. v. Iconix Brand Group, Inc., et al., No. 653858/2019 (N.Y. Sup. Ct., N.Y. Cnty.); and (iii) Iconix Brand Group, Inc., et al. v. Shawn C. Carter, et al., Arbitration No. 01-18-0003-6487. In connection with the Roc Parties Settlement, the Company sold certain intellectual property assets to Roc Nation LLC and membership interests in Marcy Media Holdings LLC to MM Holdings Acquisition LLC in exchange for $15.0 million and mutual releases of all existing claims between the parties. The settlement agreement was reached without admission of any wrongdoing or unlawful conduct by either party.

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

See Note 11 of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.001 par value per share, its only class of common equity, is quoted on NASDAQ, under the symbol “ICON”.

As of March 20, 2020, there were 1,163 holders of record of the Company’s common stock.

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

ISSUER PURCHASES OF EQUITY SECURITIES
2019	Total Number of Shares Purchased (*)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1—October 31	52	$1.98	—	$—
November 1—November 30	—	—	—	—
December 1—December 31	—	—	—	—
Total	52	$1.98	—	$—

*

Amounts purchased represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.  These amounts exclude shares subject to the clawback of performance-based shares of certain former executives.

The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the annual meeting of stockholders to be held in 2020.

Item 6. Selected Financial Data

Not applicable.

FItem 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K, including this Item 7, includes “forward-looking statements” based on our current expectations, assumptions, estimates and projections about our business and our industry. These statements include those relating to future events, performance and/or achievements, and include those relating to, among other things, our future revenues, expenses and profitability, the future development and expected growth of our business, our projected capital expenditures, future outcomes of litigation and/or regulatory proceedings, competition, expectations regarding the retail sales environment, continued market acceptance of our current brands and our ability to market and license brands we acquire, our indebtedness, the ability of our current licensees to continue executing their business plans with respect to their product lines and the ability to pay contractually obligated royalties, the impact of the novel coronavirus on global production, manufacturing and sales, and our ability to continue sourcing licensees that can design, distribute, manufacture and sell their own product lines.

These statements are only predictions and are not guarantees of future performance. They are subject to known and unknown risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements. In evaluating these forward-looking statements, the risks and uncertainties described in “Item 1A. Risk Factors” above and elsewhere in this report and in our other SEC filings should be carefully considered.

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

On March 14, 2019, we effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of our common stock.  Unless the context otherwise requires, all share and per share amounts in this Item 7 have been adjusted to reflect the Reverse Stock Split. Information pertaining to Fiscal Year 2017 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on March 14, 2018.

Overview

We are a brand management company and owner of a diversified portfolio of approximately 30 global consumer brands across our operating segments: women’s, men’s, home, and international. Our business strategy is to maximize the value of our brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions.

As of December 31, 2019, our brand portfolio includes Candie’s ®, Bongo ® , Joe Boxer ®, Rampage ® , Mudd ®, London Fog ®, Mossimo ®, Ocean Pacific/OP ®, Danskin/Danskin Now ®, Rocawear ®, Cannon ®, Royal Velvet ®, Fieldcrest ®, Charisma ®, Starter ®, Waverly ®, Ecko Unltd ®  /Mark Ecko Cut & Sew ®, Zoo York ®, Umbro ®, Lee Cooper ®, and Artful Dodger ®; and interests in Material Girl ®, Ed Hardy ®, Truth or Dare ®, Modern Amusement ®, Buffalo ®, Hydraulic ®, and PONY ®.

We principally look to monetize the Intellectual Property (herein referred to as “IP”) related to our brands throughout the world and in all relevant categories by licensing directly with leading retailers (“direct-to-retail” or “DTR”), through a consortia of wholesale licensees, through joint ventures in specific territories and via other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing our brands are sold across a variety of distribution channels. The licensees are generally responsible for designing, manufacturing and distributing the licensed products. We support our brands with marketing, advertising and promotional campaigns designed to increase brand awareness. Additionally, we provide our licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

Globally, we have over 70 DTR licenses and more than 430 total licenses. Licensees are selected based upon our belief that such licensees will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that we generally require for each brand. This licensing strategy is designed to permit us to operate our licensing business and leverage our core competencies of marketing and brand management with minimal working capital. The majority of our licensing agreements include minimum guaranteed royalty revenue which provides us with greater visibility into future cash flows. As of January 1, 2020, we had approximately $400 million of aggregate guaranteed royalty revenue over the terms of our existing contracts excluding renewals.

Our Candie’s and Mudd DTR license agreement at Kohl’s will expire under its terms in January 2021. Our Material Girl license with Macy’s expired on January 31, 2020. Our Royal Velvet license agreement with JC Penney expired in January 2019. We have DTR agreements under various terms at Kmart/Sears for the Joe Boxer and Cannon brands with Amazon for Starter and at Costco for the Charisma brands. We are actively seeking to place Candie’s, Mudd, Bongo, OP, Danskin, Mossimo and Material Girl with new or existing licensees. At this time, we are uncertain how the terms and conditions of any potential replacement licensing arrangements could affect our future revenues and cash flows.

As discussed in further detail in Note 15 in the Notes to the Consolidated Financial Statements, on December 22, 2017 the United States enacted the Tax Cuts and Jobs Act. The new law, which is also commonly referred to as “U.S. tax reform”, significantly changes U.S. corporate income tax laws by, among other changes, imposing a one-time mandatory tax on previously deferred earnings of foreign subsidiaries, reducing the U.S. corporate income tax rate from 35% to 21% starting on January 1, 2018, creating a territorial tax system which generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, eliminating or limiting the deduction of certain expenses including interest expense, and requiring a minimum tax on earnings generated by foreign subsidiaries.

We identify our operating segments according to how business activities are managed and evaluated. We have four distinct reportable operating segments: women’s, men’s, home, and international. The four reportable operating segments represent our activities for which separate financial information is available and which is utilized on a regular basis by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.  Since we do not track, manage and analyze our assets by segments, no disclosure of segmented assets is reported.

Our segments consist of the following:

•	Women’s segment – consists of our women’s brands in the United States.
•	Men’s segment – consists of our men’s brands in the United States.
•	Home segment – consists of our home brands in the United States.
•	International segment – consists of our men’s, women’s and home brands in international markets.

Items not allocated to any segment are allocated to the Corporate level.  Corporate, for segment reporting purposes, includes compensation, benefits and occupancy costs for corporate employees as well as other corporate-related expenses such as: audit, legal, and information technology used in managing our business.

Our Chief Executive Officer has been identified as the Chief Operating Decision Maker.  Our measures of segment profitability are licensing revenue and operating income.  Refer to Note 17 in Notes to Consolidated Financial Statements for further details.  The accounting policies of our reportable operating segments are the same as those described in Note 1 – to the Consolidated Financial Statements.

We have disclosed these reportable segments for the periods shown below.

	FY 2019	FY 2018
Licensing revenue:
Women’s	$37,491	$57,401
Men’s	36,793	39,073
Home	14,753	24,568
International	59,947	66,647
	$148,984	$187,689
Operating income (loss):
Women’s	$(961)	$(128,050)
Men’s	24,878	11,754
Home	(4,932)	17,221
International	23,487	27,447
Corporate	(73,252)	(47,409)
	$(30,780)	$(119,037)

Highlights of FY 2019

•	Total revenue of $149.0 million, a 21% decline from prior year.

•	Improved cost structure of business during the year, decreasing SG&A cost 31% Year-over-year.

•	Signed 191 new license agreements and renewals during 2019, for aggregate guaranteed minimum royalties of approximately $135 million through the life of the agreements.

FY 2019 Compared to FY 2018

Licensing Revenue. Total licensing revenue for FY 2019 was $149.0 million, a 21% decrease as compared to $187.7 million for FY 2018. The women’s segment decreased 35% from $57.4 million in FY 2018 to $37.5 million in FY 2019 mainly due to a decrease in our Mossimo, Danskin and Joe Boxer brands as the brands transition from their historical DTR relationships. The men’s segment decreased 6% from $39.1 million in FY 2018 to $36.8 million in FY 2019 mainly due to a decrease in our Umbro brand somewhat offset by an increase in our Starter brand. The home segment decreased 40% from $24.6 million in FY 2018 to $14.8 million in FY 2019 mainly due to a decrease in licensing revenue for our Royal Velvet brand as the brand transitions from our historical DTR relationships. The international segment decreased 10% from $66.6 million in FY 2018 to $59.9 million in FY 2019 mainly due to decreases in China and Europe.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) was $84.0 million for FY 2019 as compared to $121.4 million for the FY 2018, a decrease of $37.4 million or 31%. SG&A in FY 2019 included a $5.5 million charge related to a settlement with the SEC while FY 2018 included an $8.2 million accounts receivable reserve for the impact of the Sears bankruptcy. SG&A from the women’s segment decreased 75% from $16.5 million in FY 2018 to $4.1 million in FY 2019 mostly due to lower advertising costs and a $7.2 million decrease in accounts receivable reserves and write-offs mainly due to the Sears bankruptcy in the prior year. SG&A from the men’s segment decreased 34% from $16.5 million in FY 2018 to $11.0 million in FY 2019 primarily due to a $4.2 million decrease in advertising expense. SG&A from the home segment decreased 59% from $4.6 million in FY 2018 to $1.9 million in FY 2019 mainly due to a $2.7 million decrease in accounts receivable reserves and write-offs mainly due to the Sears bankruptcy in the prior year. Excluding the reserve in Sears, SG&A in the home segment decreased 8%. SG&A from the international segment decreased 40% from $39.4 million in FY 2018 to $23.6 million in FY 2019 mainly due to a $7.3 million decrease in accounts receivable reserves and write-offs and a $3.1 million decrease in compensation costs. Corporate SG&A decreased 2% from $44.4 million in FY 2018 to $43.4 million primarily due to decreases in compensation costs, bad debt expense and consulting, partially offset by a $5.5 million charge related to the agreement to settle the SEC investigation.

Loss on Termination of Licenses. Loss on the termination of licenses was zero for FY 2019 as compared to $10.6 in FY 2018. The charge in FY 2018 was related to litigation settlements with previous licensees for Rocawear and Ecko brands in the men’s segment.

Depreciation and Amortization. Depreciation and amortization was $1.8 million for FY 2019, compared to $2.3 million in FY 2018, a decrease of $0.5 million or 22%.

Equity Earnings on Joint Ventures. Equity Earnings on Joint Ventures was $0.0 million in FY 2019, as compared to $3.0 million in FY 2018. The decrease was primarily due to asset impairments in our Material Girl and Southeast Asia joint ventures. Excluding impairment charges, income was $3.6 million in FY 2019.

Gain on Sale of Trademarks. Gain on Sale of Trademarks was zero for FY 2019 as compared to a $1.3 million gain for FY 2018. The gain in FY 2018 related to the completion of the sale of the Sharper Image and Badgley Mischka trademarks in certain of our international joint ventures.

Trademark, Goodwill, Investment & Asset Impairment.  Trademark, Goodwill, Investment & Asset impairment loss for FY 2019 was approximately $94.0 million as compared to $176.7 million in FY 2018.  The charge for FY 2019 related to Trademark impairments of $65.6 million primarily for our Fieldcrest, Joe Boxer and Mudd brands, Investment impairments of $17.0 million to our investment in in Marcy Media Holdings, LLC in connection with the Roc Parties Settlement, a $9.6 million (inclusive of $2.6 million of advances made to the entity) to our investment in MG Icon and an Asset impairment of $1.8 million related to the downsizing our New York office space. The Charge for FY 2018 was comprised of Trademark impairment of $136.4 million primarily related to write-downs in the women’s segment, as well as Goodwill impairment of $37.8 million related to a write down in our women’s segment and Investment impairment of $2.5 million related to a write-down of our iBrands investment.

Operating Income (Loss). Total operating loss for FY 2019 was $30.8 million as compared to a loss of $119.0 million in FY 2018. Excluding the trademark, goodwill, asset and investment impairment, loss on termination of licenses and gain on sale of trademarks, operating income in FY 2019 was $63.2 million, or 42% of revenue, as compared to income of $67.0 million, or 36% of revenue, in FY 2018. Operating loss from the women’s segment was $1.0 million in FY 2019 as compared to a loss of $128.1 million in FY 2018. Excluding trademark and goodwill impairment, women’s operating income in FY 2019 was $34.3 million as compared of $42.5 million in FY 2018. Operating income from the men’s segment was $24.9 million in FY 2019 as compared to $11.8 million in FY 2018. Excluding trademark impairment and the loss on the termination of licenses, men’s operating income in FY 2019 was $25.8 million as compared to $22.4 million in FY 2018. Operating loss from the home segment was $4.9 million in FY 2019 as compared to income of $17.2 million in FY 2018. Excluding trademark & goodwill impairment, home operating income was $12.9 million in FY 2019 as compared to $19.9 million in FY 2018. Operating income from the international segment was $23.5 million in FY 2019 as compared to $27.4 million in FY 2018. Excluding trademark impairment, international operating income was $35.1 million in FY 2019 as compared to $28.2 million in FY 2018. Corporate operating loss was $73.3 million in FY 2019 as compared to a loss of $47.4 million in FY 2018. Excluding investment impairment, asset impairments and gains on sale of trademarks, corporate operating loss was a loss of $44.9 million in FY 2019 as compared to a loss of $46.2 million in FY 2018.

Other Expenses (income)- Net. Other expenses (income)- net was an expense of $63.1 million for FY 2019 as compared to income of $35.9 million for FY 2018, an increase in expense of $99.0 million. The increase was primarily related to the following: (i) an increase of $87.3 million in FY 2019 related to the mark-to-market adjustment to the carrying value of our 5.75% Convertible Notes based on our accounting treatment which requires the fair value of the liability at the end of each period, (ii) a gain on the extinguishment of debt of $4.5 million in FY 2018 and (iii) a gain of $8.4 million due to the consolidation of our Australia joint venture in FY 2018.

Provision for Income Taxes. The effective tax rate in FY 2019 was -8.6% resulting in a $8.1 million tax provision as compared to FY 2018 which had a tax rate of -7.9% resulting in a $6.5 million tax provision.  The effective tax rate for the FY 2019 remains consistent as compared to the FY 2018 primarily due to foreign withholding tax incurred on foreign sourced revenue, which remains consistent year over year.

Net Loss. Our net loss was approximately $101.9 million for FY 2019, compared to net loss of approximately $89.7 million for FY 2018, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Historically, our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. Our principal capital requirements are to refinance or extinguish existing indebtedness and working capital needs. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. We rely on asset sales and issuance of indebtedness to refinance existing indebtedness. At December 31, 2019 and December 31, 2018, our cash totaled $55.5 million and $66.6 million, respectively, not including short-term restricted cash of $15.9 million and $16.0 million, respectively. Our short-term restricted cash primarily consists of collection and investment accounts related to our Securitization Notes (as defined below). In addition, as of December 31, 2019, approximately $19.0 million, or 27%, of our total cash (including restricted cash) was held in foreign subsidiaries. During the second fiscal quarter of 2018, we elected to treat our Luxembourg top tier subsidiary (“Luxco”) as a disregarded entity for US tax purposes. All the operations under LuxCo were previously treated as disregarded for US tax purposes. As of the election date, all the foreign operations under LuxCo will be treated as a branch for US tax purposes and subject to US taxation. As such, we will no longer have any earnings in foreign subsidiaries that are not currently subject to taxation for US purposes. Before the election, we indefinitely reinvested all earnings of our foreign subsidiaries.

Our Securitization Notes include a financial test, known as the debt service coverage ratio (“DSCR”) that measures the amount of principal and interest required to be paid to Co-issuers’ debt to approximate cash flow available to pay such principal and interest. As a result of the decline in royalty collections during the twelve months ended March 31, 2019 the DSCR fell below 1.10x as of March 31, 2019. Beginning April 1, 2019, the Senior Secured Notes experienced a Rapid Amortization event pursuant to the Securitization Notes Indenture. Upon a Rapid Amortization Event, any residual amounts available will immediately be used to pay down principal. We will continue to receive our management fee from the Securitization Note and we do not believe the loss of our residual, if any, will have a significant impact on our operations.  However, we believe recent events, primarily related to the impacts of the COVID 19 virus, have created risk related to liquidity and maintaining financial covenants, that raise substantial doubt about its ability to continue as a going concern. We have taken steps to reduce expenses and discretionary cash outlays as well as actively pursuing asset sales in order to satisfy liquidity needs financial covenants.

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

Changes in Working Capital

At December 31, 2019 and December 31, 2018, the working capital ratio (current assets to current liabilities) was 1.01 to 1 and 1.33 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased approximately $25.8 million, from $56.1 million in FY 2018 to $30.3 million in FY 2019 primarily due to a decrease in revenues from $187.7 million in FY 2018 to $149.0 million in FY 2019. The change in the non-cash adjustments is primarily as a result of a decrease in the impairment of trademarks, goodwill, investments and assets, and a change in the mark to market on the 5.75% Convertible Notes from a gain to a loss.  These non-cash adjustments are offset by cash provided by working capital items of $26.6 million in FY 2018 as compared to cash provided by working capital items of $8.1 million in FY 2019.

Investing Activities

Net cash provided by investing activities increased approximately $17.8 million, from cash used in investing activities of $5.7 million in FY 2018 to cash provided in investing activities of $12.1 million in FY 2019. The difference between both periods is primarily due $7.1 million of cash used in FY 2018 related to our acquisition of the remaining interest in Iconix Canada of which there was no corresponding amount in the Current year and our receipt of $18.7 million in cash from the sale of our interest in Marcy Media and investments in Iconix China during FY 2019, offset by cash used in the acquisition of a perpetual royalty agreement for Ecko, which was recorded to trademarks in FY 2019.

Financing Activities

Net cash used in financing activities decreased approximately $28.0 million, from cash used in financing activities of $81.8 million in FY 2018 to cash used in financing activities of $53.8 million in FY 2019.  The decrease in cash used in financing activities is primarily due to the debt financings that occurred in FY 2018 in which we exchanged our outstanding principal balance of our 1.50% Convertible Notes for our 5.75% Convertible Notes of which there was no similar transaction in FY 2019.

Going Concern

While the Company had positive cash flows from operations in recent periods, the potential adverse impact of the novel coronavirus on its operating results, liquidity and financial condition raises substantial doubt the Company can continue as an ongoing business for the next twelve months.

In view of these matters, continuation as a going concern is dependent upon the continued operations of the Company, which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and successfully carry out its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary, should the Company not continue as a going concern.

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

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allowed for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes allowed for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent.  The Variable Funding Notes are governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Securitization Notes Indenture. Interest on the Variable Funding Notes is payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, each as defined in the Variable Funding Note Purchase Agreement.  In February 2015, we fully drew down the $100.0 million of available funding under the Variable Funding Notes, which remains outstanding as of December 31, 2019.

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

On August 18, 2017, we entered into an amendment to the Securitization Notes Supplemental Indenture to, among other things, (i) extend the anticipated repayment date for the Variable Funding Notes from January 2018 to January 2020, (ii) decrease the L/C Commitment and the Swingline Commitment (as such terms are defined in the amendment) available under the Variable Funding Notes to $0 as of the closing date, (iii) replace Barclays Bank PLC with Guggenheim Securities Credit Partners, LLC, as provider of letters of credit, as swingline lender and as administrative agent under the purchase agreement and (iv) provide that, upon the disposition of intellectual property assets by the Co-Issuers as permitted by the Securitization Notes Base Indenture, (x) the holders of the Variable Funding Notes will receive a mandatory prepayment, pro rata based on the amount of Variable Funding Notes held by such holder, and (y) the maximum commitment will be permanently reduced by the amount of the mandatory prepayment.

While the Securitization Notes are outstanding, payments of interest are required to be made on the 2012 Senior Secured Notes and the 2013 Senior Secured Notes, in each case, on a quarterly basis.

The legal final maturity date of the Securitization Notes is in January of 2043. As the Co-Issuers have not repaid or refinanced the Securitization Notes prior to January 2020 (the “anticipated repayment date”), additional interest will accrue on amounts outstanding under the Securitization Notes at a rate equal to (A) in respect of Variable Funding Notes 5% per annum, (B) in respect of the 2012 Senior Secured Notes and the 2013 Senior Secured Notes, the greater of (1) 5% per annum and (2) a per annum interest rate equal to the excess, if any, by which the sum of (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis), on the anticipated repayment date of the United States treasury security having a term closest to 10 years plus (y) 5% per annum plus (z) with respect to the 2012 Senior Secured Notes, 3.4% per annum, or with respect to the 2013 Senior Secured Notes, 3.14% per annum, exceeds the original interest rate. Pursuant to the Securitization Notes Indenture, such additional interest is not due to be paid by the Company until January 2043 (the legal maturity date) and does not compound annually.  The Securitization Notes rank pari passu with each other.

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

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of December 31, 2019, the Company is in compliance with all covenants under the Securitization Notes.

The Company’s Securitization Notes include a financial test, known as the debt service coverage ratio (“DSCR”) that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to the approximate cash flow available to pay such principal and interest.  As a result of a decline in royalty collections during the twelve months ended March 31, 2019, the DSCR fell below 1.10x as of March 31, 2019.  Beginning April 1, 2019, the Senior Secured Notes experienced a Rapid Amortization Event, as defined in the Securitization Notes Indenture.  Upon a Rapid Amortization Event, any residual amounts available will immediately be used to pay down the principal.

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

As of December 31, 2019 and December 31, 2018, the total outstanding principal balance of the Securitization Notes was $438.1 million and $465.5 million, respectively, of which $42.7 million and $42.7 million, respectively is included in the current portion of long-term debt on the consolidated balance sheet. As of December 31, 2019 and December 31, 2018, $14.9 million and $15.2 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

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

IBG Borrower’s obligations under the Senior Secured Term Loan are guaranteed jointly and severally by the Company and the other Guarantors pursuant to a separate facility guaranty. IBG Borrower’s and the Guarantors’ obligations under the Senior Secured Term Loan are secured by first priority liens on and security interests in substantially all assets of IBG Borrower, the Company and the other Guarantors and a pledge of substantially all equity interests of the Company’s subsidiaries (subject to certain limits including with respect to foreign subsidiaries) owned by the Company, IBG Borrower or any other Guarantor. However, the security interests will not cover certain intellectual property and licenses owned, directly or indirectly by the Company’s subsidiary Iconix Luxembourg Holdings SÀRL or those subject to the Company’s securitization facility. In addition, the pledges exclude certain equity interests of the subsidiaries of Iconix China Holdings Limited.

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

In connection with the Second Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the Senior Secured Term Loan (“Flex”) and ticking fees on the unfunded portion of the loan. The Second Amendment allows, among other things, for cash payments on account of the Flex and ticking fees to be paid from the proceeds of the First Delayed Draw Term Loan, which was previously fully funded in accordance with the terms of the Senior Secured Term Loan. After giving effect to the additional Flex provided in the Second Amendment, the Company estimated that it could be responsible for payments on account of the Flex in an aggregate total amount of up to $12.0 million. As of December 31, 2019, the Company has paid a total of approximately $5.0 million in Flex. The Company has recorded this amount against the outstanding principal balance of the Senior Secured Term Loan on the Company’s consolidated balance sheet and is being amortized over the remaining term of the Senior Secured Term Loan.

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

As of December 31, 2019 and December 31, 2018, the outstanding principal balance of the Senior Secured Term Loan was $162.4 million (which is net of $13.2 million of original issue discount) and $171.1 million (which is net of $18.3 million of original issue discount), respectively, of which $19.3 million and $11.6 million is recorded in current portion of long term debt on the Company’s consolidated balance sheet, respectively.

5.75% Convertible Notes

On February 22, 2018, the Company consummated an exchange (the “Note Exchange”) of approximately $125 million of previously outstanding 1.50% Convertible Senior Subordinated Notes due 2018 (the “1.50% Convertible Notes”), pursuant to which it issued approximately $125 million of new 5.75% Convertible Notes due 2023 (the “5.75% Convertible Notes”).  The 5.75% Convertible Notes were issued pursuant to an indenture, dated February 22, 2018, by and among the Company, each of the guarantors thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (the “Indenture”).

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

During FY 2019, certain noteholders converted an aggregate outstanding principal balance of $15.3 million of their 5.75% Convertible Notes into approximately 0.8 million shares of the Company’s common stock. Pursuant to the Indenture, the Company also made an aggregate Conversion Make-Whole Payment of approximately 2.9 million shares of the Company’s common stock to those converting noteholders during FY 2019. As a result of the difference in the fair market value versus the carrying value of the 5.75% Convertible Notes that were converted during FY 2019, an aggregate of $1.3 million of loss was recorded within Other Income in the Company’s consolidated statement of operations.

The Company has elected to account for the 5.75% Convertible Notes based on the Fair Value Option accounting as outlined in ASC 825.  Refer to Note 7 of the Notes to the Consolidated Financial Statements for further details. As of December 31, 2019, while the debt balance recorded at fair value on the Company’s consolidated balance sheet was $47.3 million, the actual outstanding principal balance of the 5.75% Convertible Notes is $94.4 million.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements. On an on-going basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that the factors, we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

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

Gains on sale of trademarks

We sell a brand’s territories and/or categories through joint venture transactions which are an ongoing part of our business. Since our goal is to maximize the value of the IP, we evaluate sale opportunities by comparing whether the offer is more valuable than the current and potential revenue stream in our traditional licensing model. Further, as part of our evaluation process, we will also look at whether or not the buyer’s future development of the brand could help expand the brands global recognition and revenue. We consider, among others, the following guidance in determining the appropriate accounting and gains recognized from the initial sale of our brands/trademarks to our joint ventures: ASC 323, Investments—Equity Method and Joint Venture, ASC 605 and ASC 606, Revenue Recognition, ASC 810,  Consolidations , and ASC 845,  Nonmonetary Transactions  -  Exchanges Involving Monetary Consideration.

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

Impairment of Long-Lived Assets and Intangibles

Long-lived assets, representing predominantly trademarks related to our brands, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite lived intangible assets are tested for impairment on an annual basis (October 1 for the Company) and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite lived intangible asset may not be recoverable. When conducting its annual indefinite lived intangible asset impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, we then test the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; (iv) contractually guaranteed minimum revenues; and (v) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. During FY 2019 and FY 2018, we recognized a non-cash impairment charge of $65.6 million and $136.4 million, respectively, for indefinite-lived intangibles across all segments.  See Note 3 for further information.

For the year ended December 31, 2019:

During the third quarter of FY 2019, we recorded an impairment charge in the amount of $17.0 million based on the estimated value that would be realized on the disposition of our equity interest in Marcy Media Holdings, LLC in connection with the Roc Parties Settlement. During the fourth quarter of 2019, we recorded an impairment charge in the amount $9.6 million (inclusive of $2.6 million of advances made to the entity) related to our investment in MG Icon, which owns the Material Girl trademark, and an impairment charge of $1.8 million related to the consolidation and partial sublease of our New York office space.

During the fourth quarter of FY 2019, we tested our indefinite lived intangible assets for recoverability as discussed above, the evaluations resulted in in the following impairment charges:

Operating Segment	Brand / Trademark	Territory	Amount
Women’s	Mudd	US	10,322
Women’s	Joe Boxer	US	11,768
Women’s	OP	US	4,903
Women’s	Mossimo	US	3,074
Women’s	Bongo	US	2,186
Women’s	Rampage	US	1,956
Home	Fieldcrest	US	13,026
Home	Royal Velvet	US	4,763
International	Umbro	International	6,469
Other	various	various	7,120
Total			$65,587

Overall, the impairment charges were primarily as a result of management’s revisions to our forecasts to reflect lower revenue and operating margin expectations for the Company. The decrease in financial projections is primarily due to continued declines and strategic repositioning of proprietary brands in the retail industry, accompanied by the closing of traditional brick and mortar stores and continued online disruption and competition in the target market. Several of our historical DTR partners (e.g. Target, Kmart/Sears) have been affected by this decline which has resulted in the non-renewal of license agreements or increased pressures to reduce the economics (e.g. royalty rates, guaranteed minimum royalties) of new and existing license agreements.

On an individual brand level, the impairment charges noted above arose out of lower forecasted revenue. The primary factors for the lower forecasts for each of the brands noted above are set forth below:

•	Mudd – Our exclusive DTR with Kohl’s will expire in January 2021.
•

Joe Boxer – Kmart/Sears’ bankruptcy filing in the fourth quarter of FY 2018 allowed Kmart/Sears to reject the existing Joe Boxer license agreement. In February 2019, we entered a non-exclusive arrangement with Kmart/Sears and our forecasts reflect potentially lower short-term earnings as we diversify away from the exclusive DTR format.

•	Op – Wholesale license arrangements have underperformed expectations
•	Mossimo – Reflects the decline in cash flows for the brand
•	Bongo – Reflects the decline in cash flows for the brand
•	Rampage – Wholesale license arrangements have underperformed expectations
•	Fieldcrest – Our exclusive DTR with Target expired in January 2020. Our current forecasts reflect the expected time frame for the repositioning of the brand with its new wholesale licensee.
•	Royal Velvet – Our exclusive DTR with JC Penny expired in 2019. Our current forecasts reflect the expected time frame for business development with its new licensee.
•	Umbro – Primarily related to our termination of our joint venture partner in China.

For the year ended December 31, 2018:

During the second quarter of FY 2018, we recognized an impairment charge of $73.3 million for the indefinite-lived intangible for Mossimo in Women’s as well as an impairment charge of $37.8 million for goodwill in Women’s.  During the third quarter of FY 2018, we recognized an impairment charge of $4.4 million for the indefinite-lived intangible for Joe Boxer in Women’s.  During the fourth quarter of FY 2018, we recognized an impairment charge of $58.7 million comprised of $55.1 million in Women’s, $0.1 million in Men’s, $2.7 million in Home, and $0.8 million in International.  The following is a breakdown of the trademark impairment charges:

Operating Segment	Brand / Trademark	Territory	Amount
Women’s	Mossimo	US	$105,985
Women’s	Mudd	US	15,581
Women’s	Joe Boxer	US	11,214
Home	Cannon	US	2,719
Other	various	various	918
Total			$136,417

Overall, the impairment charges were primarily as a result of management’s revisions to our forecasts to reflect lower revenue and operating margin expectations for the Company. The decrease in financial projections is primarily due to continued declines and strategic repositioning of proprietary brands in the retail industry, accompanied by the closing of traditional brick and mortar stores and continued online disruption and competition in the target market. Several of our key DTR partners (e.g. Kohl’s, Kmart/Sears) have been affected by this decline which has resulted in the non-renewal of license agreements or increased pressures to reduce the economics (e.g. royalty rates, guaranteed minimum royalties) of new and existing license agreements.

On an individual brand level, the impairment charges noted above arose out of lower forecasted revenue. The primary factors for the lower forecasts for each of the brands noted above are set forth below:

•

Mossimo – As discussed herein, the Mossimo license agreement at Target was not renewed and while market and demographic research indicate significant brand awareness and viability outside of exclusive Target distribution, we have yet to find a replacement core licensee. We continue to pursue multiple partners with broad distributions and varying degrees of economics.

•	Mudd – Our exclusive DTR with Kohl’s will expire in January 2021.
•

Joe Boxer – Kmart/Sears’ bankruptcy filing in the fourth quarter of FY 2018 allowed Kmart/Sears to reject the existing Joe Boxer license agreement, and our ongoing renegotiations of the license agreement with Kmart/Sears resulted in a reduction to forecasted revenues for the Company.

•

Cannon – Kmart/Sears’ bankruptcy filing in the fourth quarter of FY 2018 allowed Kmart/Sears to reject the existing Cannon license agreement, and our renegotiations of the license agreement with Kmart/Sears resulted in a reduction to forecasted revenues for the Company.

We will continue to monitor impairment indicators and financial results in future periods. If current or expected cash flows change or if the market value of our stock decreases, there may be additional impairment charges. Impairment charges could be based on factors such as our forecasted cash flows, assumptions used, or other variables.

Goodwill

Goodwill is tested for impairment at the reporting unit level (we have four operating segments: women’s, men’s, home, and international) on an annual basis (in our fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We consider our market capitalization and the carrying value of our assets and liabilities, including goodwill, when performing our goodwill impairment test. When conducting our annual goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, we then apply a two-step impairment test. The two-step impairment test first compares the fair value of our reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, we determine the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations. During the second quarter of FY 2018, we recognized a non-cash impairment charge of $37.8 million in the women’s segment.  No goodwill impairment was recognized during FY 2019.  See Note 1 Notes to Consolidated Financial Statements for further detail.

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

Income Taxes

Income taxes are calculated in accordance with ASC Topic 740-10, Income Taxes (“ASC 740-10”), which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to our operations. The effective tax rate utilized by us reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.

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

Recent Developments

The legal final maturity date of the Securitization Notes is in January of 2043. As the Company did not repay or refinance the Securitization Notes prior to January 2020 (the “anticipated repayment date”), additional interest will accrue on amounts outstanding under the Securitization Notes. This additional interest is not required to be paid until 2043 and does not compound annually. Beginning in January 2020, the Company will not be required to make $42.7 million of contractual principal payments referred to in Note 8 of the consolidated financial statements. Future principal payments will be formulaically based on a percentage of receipts of royalty revenue.

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. This coronavirus outbreak has severely restricted the level of economic activity around the world. In response to this coronavirus outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily.  The Company cannot reasonably estimate the negative impact to the Company's business, revenues, financial condition or results of operations.

On March 30, 2020, the Company entered into the fifth amendment and waiver to the Senior Secured Term Loan (the “Fifth Amendment”). The Fifth Amendment, among other things, (i) waived an event of default under the Senior Secured Term Loan due to the Company’s receipt of a going concern qualified audit opinion and (ii) modified the asset sale prepayment obligation to obligate the Company to pay 75% of the net proceeds from one or more asset sales in any fiscal year to the extent the aggregate amount of asset sale net proceeds exceed $5.0 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required to be submitted in response to this Item 8 are set forth after Part IV, Item 16 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2019).  Based upon that evaluation, our principal executive officer and principal financial and accounting officer have concluded, our disclosure controls and procedures are effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

Refer to Management’s Annual Report on Internal Control over Financial Reporting for changes in internal controls over financial reporting for the year ended December 31, 2019.

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

Our management, under the supervision of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation, management concluded that material weaknesses which existed at December 31, 2018, related to our financial reporting for the modification of debt, management review controls surrounding the calculation of the adjustment to retained earnings, and the financial reporting for the reimbursement to licensees for advertising resulting from the implementation of the new accounting standard, ASC 606, were remediated at December 31, 2019. This was primarily the result of more robust review procedures, as well as changes in finance personnel. Based on its assessment, management concluded that our internal controls over financial reporting was effective as of December 31, 2019.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended December 31, 2019 that may have materially affected or which are reasonably likely to materially affect internal control.  Based on that evaluation, there have been no changes in the Company’s internal control during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, executive officers and certain corporate governance matters is incorporated by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2020 (“2020 Definitive Proxy Statement”) to be filed with the SEC.

Code of Business Conduct

We have adopted a written code of business conduct that applies to our officers, directors and employees. Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation

The information required under this item is hereby incorporated by reference to the 2020 Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is hereby incorporated by reference to the 2020 Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is hereby incorporated by reference to the 2020 Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is hereby incorporated by reference to the 2020 Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets—December 31, 2019 and December 31, 2018
•	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019 and 2018
•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2019 and 2018
•	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. See the Index to Exhibits for a list of exhibits filed as part of this Annual Report.

(b) See Item (a) 3 above.

(c) See Item (a) 2 above.

Item 16. Form 10-K Summary

Not applicable.

Index to Exhibits

Exhibit Numbers	Description

2.1

Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC  (1)  +

2.2	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC (2) +

2.3	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC (4) +

2.4	Asset Purchase Agreement dated December 23, 2016 by and among Iconix Brand Group, Inc., 360 Holdings II-A LLC, Icon NY Holdings LLC, Iconix Latin America LLC and Sharper Image Holdings LLC(51)

2.5	Membership Interest Purchase Agreement by and among Iconix Brand Group, Inc., Icon NY Holdings LLC, IBG Borrower LLC, DHX Media Ltd. and DHX SSP Holdings LLC, dated May 9, 2017. (52)

2.6	Membership Interest Purchase Agreement by and among Iconix Brand Group, Inc., IBG Borrower LLC, DHX Media Ltd. and DHX SSP Holdings LLC, dated May 9, 2017.(52)

3.1	Amended and Restated Certificate of Incorporation, as amended (9) ++

3.2	Restated and Amended By-Laws(10)

4.1	Base Indenture dated November 29, 2012(12)

4.2	Supplemental Indenture Series 2012-1 Supplement dated November 29, 2012(12)

4.3	First Amendment to the Series 2012-1 Supplemental Indenture dated August 18, 2017(54)

4.4	Supplemental Indenture Series 2013-1 Supplement dated as of June 21, 2013(8)

4.5	Indenture, dated as of February 22, 2018, by and among the Company, the Guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee(59)

4.6	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934++

10.1	401(K) Savings Plan of the Company(18)

10.2	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices(24)

10.3

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

10.5	Management Agreement dated November 29, 2012 by and among the Co-Issuers, Registrant and Citibank, N.A., as trustee (12)

10.6	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Executive)(36)*

10.7	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-Executive)(36)*

10.8	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-employee Director)(36)*

10.9	Amended and Restated 2009 Equity Incentive Plan(37)*

10.10	Clawback policy form of Acknowledgement(36)*

10.11

Credit Agreement dated as of March 7, 2016 between IBG Borrower LLC, as the borrower (“IBG Borrower”), the Company and certain of IBG Borrower’s wholly-owned subsidiaries, as guarantors, Cortland Capital Market Services LLC, as administrative agent and collateral agent and the lenders party thereto from time to time, including CF ICX LLC and Fortress Credit Co LLC(44)

Exhibit Numbers	Description

10.12

Facility Guaranty dated as of March 7, 2016 between the Company and certain wholly-owned subsidiaries of IBG Borrower LLC, as guarantors and Cortland Capital Market Services LLC, as administrative agent and collateral agent(44)

10.13

Security Agreement dated as of March 7, 2016 between the Company, IBG Borrower LLC and certain of its wholly-owned subsidiaries, as Grantors, and Cortland Capital Market Services LLC, as Collateral Agent (44)

10.14	Executive Incentive Plan(45)*

10.15	Amended and Restated 2016 Omnibus Incentive Plan(50)*

10.16	Executive Severance Plan(51)*

10.17

Credit Agreement, dated as of August 2, 2017, among IBG Borrower LLC, as the borrower, Iconix Brand Group, Inc. and certain of IBG Borrower’s wholly-owned subsidiaries, as guarantors, Cortland Capital Market Services LLC, as administrative agent and collateral agent and the lenders party thereto from time to time, including Deutsche Bank AG, New York Branch. (53)

10.18

Facility Guaranty, dated as of August 2, 2017, among Iconix Brand Group, Inc. and certain wholly-owned subsidiaries of IBG Borrower LLC, as guarantors and Cortland Capital Market Services LLC, as administrative agent and collateral agent. (53)

10.19

Security Agreement, dated as of August 2, 2017, among Iconix Brand Group, Inc., IBG Borrower LLC and certain of its wholly-owned subsidiaries, as Grantors, and Cortland Capital Market Services LLC, as Collateral Agent. (53)

10.20

Limited Waiver and Amendment No. 1 to Credit Agreement, entered into as of October 27, 2017, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company as Administrative Agent and Collateral Agent.(55)

10.21

Second Amendment, Consent and Limited Waiver to Credit Agreement, entered into as of November 24, 2017, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company, as Administrative Agent and Collateral Agent.(56)

10.22

Third Amendment, Consent and Limited Waiver to Credit Agreement and Other Loan Documents entered into as of February 12, 2018, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company, as Administrative Agent and Collateral Agent.(58)

10.23	Indenture, dated as of February 22, 2018, by and among the Company, the Guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee.(59)

10.24

Fourth Amendment and Consent to Credit Agreement, entered into as of March 12, 2018, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company, as Administrative Agent and Collateral Agent. (60)

10.25	Employment Agreement entered into October 15, 2018 by and between Iconix Brand Group, Inc. and Robert C. Galvin.(64)

10.26

Intercreditor Agreement dated as of February 22, 2018, by and among the Company and certain of its affiliates, The     Bank of New York Mellon Trust Company, N.A., and Cortland Capital Market Services LLC.(65)

10.27	Employment Agreement entered into January 22, 2019 by and between Iconix Brand Group, Inc. and John T. McClain.(66)

21	Subsidiaries of the Company++

23	Consent of BDO USA, LLP++

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002++

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

Exhibit Numbers	Description

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

101.INS	XBRL Instance Document++

101.SCH	XBRL Schema Document++
101.CAL	XBRL Calculation Linkbase Document ++

101.DEF	XBRL Definition Linkbase Document++

101.LAB	XBRL Label Linkbase Document++

101.PRE	XBRL Presentation Linkbase Document++

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.
(3)	[Intentionally omitted.]
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.
(5)	[Intentionally omitted.]
(6)	[Intentionally omitted.]
(7)	[Intentionally omitted.]
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 21, 2013 and incorporated by reference herein.
(9)	Filed herewith.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 6, 2012 and incorporated by reference herein.
(11)	[Intentionally omitted.]
(12)	[Intentionally omitted.]
(13)	[Intentionally omitted.]
(14)	[Intentionally omitted.]
(15)	[Intentionally omitted.]
(16)	[Intentionally omitted.]
(17)	[Intentionally omitted.]
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.
(19)	[Intentionally omitted.]
(20)	[Intentionally omitted.]
(21)	[Intentionally omitted.]
(22)	[Intentionally omitted.]
(23)	[Intentionally omitted.]
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.
(25)	[Intentionally omitted.]
(26)	[Intentionally omitted.]
(27)	[Intentionally omitted.]
(28)	[Intentionally omitted.]
(29)	[Intentionally omitted.]
(30)	[Intentionally omitted.]
(31)	[Intentionally omitted.]
(32)	[Intentionally omitted.]
(33)	[Intentionally omitted.]
(34)	[Intentionally omitted.]
(35)	[Intentionally omitted.]
(36)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated by reference herein.

(37)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 and incorporated by reference herein.
(38)	[Intentionally omitted.]
(39)	[Intentionally omitted.]
(40)	[Intentionally omitted.]
(41)	[Intentionally omitted.]
(42)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated by reference herein.
(43)	[Intentionally omitted.]
(44)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 7, 2016 and incorporated by reference herein.
(45)	Filed as Annex A to the Company’s Definitive Proxy Statement dated October 23, 2015 as filed on Schedule 14A and incorporated by reference herein.
(46)	[Intentionally omitted.]
(47)	[Intentionally omitted.]
(48)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 10, 2016 and incorporated by reference herein.
(49)	[Intentionally omitted.]
(50)	Filed as Annex A to the Company’s Definitive Proxy Statement dated September 29, 2017 as filed on Schedule 14A and incorporated by reference herein.
(51)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated by reference herein.
(52)	Filed as an exhibit to the Company’s Current Report on Form 8-K/A for the event dated May 9, 2017 and incorporated by reference herein.
(53)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 2, 2017 and incorporated by reference herein.
(54)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 18, 2017 and incorporated by reference herein.
(55)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 27, 2017 and incorporated by reference herein.
(56)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 24, 2017 and incorporated by reference herein.
(57)	[Intentionally omitted.]
(58)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 12, 2018 and incorporated by reference herein.
(59)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 22, 2018 and incorporated by reference herein.
(60)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated by reference herein.
(61)	[Intentionally omitted.]
(62)	[Intentionally omitted.]
(63)	[Intentionally omitted.]
(64)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 18, 2018 and incorporated by reference herein.
(65)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 3, 2018 and incorporated by reference herein.
(66)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 22, 219 and incorporated by reference herein.
*	Denotes management compensation plan or arrangement
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

ICONIX BRAND GROUP, INC.

Date: March 30, 2020	By:	/s/ Robert C. Galvin
Robert C. Galvin
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert C. Galvin	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2020
Robert C. Galvin

/s/ John T. McClain	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2020
John T. McClain

/s/ F. Peter Cuneo	Chairman of the Board of Directors	March 30, 2020
F. Peter Cuneo

/s/ Drew Cohen	Lead Director	March 30, 2020
Drew Cohen

/s/ James A. Marcum	Director	March 30, 2020
James A. Marcum

/s/ Justin Barnes	Director	March 30, 2020
Justin Barnes

Annual Report on Form 10-K

Item 8, 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Year ended December 31, 2019

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

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Iconix Brand Group, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed, in Note 1 of the Notes to the financial statements, the Company has suffered recurring losses and has certain debt agreements which require compliance with financial covenants.  The COVID 19 pandemic is expected to have a material adverse effect on the Company’s results of operation, cash flows and liquidity, including compliance with future debt covenants.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 of the Notes to the financial statements. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Change in Accounting Principles

On January 1, 2019, the Company adopted Accounting Standards Updates 2016-02 and 2018-11, Leases (Topic 842).  The effects of this adoption are described in Note 13 to the consolidated financial statements.

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

New York, New York

March 30, 2020

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$55,465	$66,609
Restricted cash	15,946	16,026
Accounts receivable, net	31,368	39,477
Contract asset	9,448	4,802
Other assets – current	21,440	28,057
Total Current Assets	133,667	154,971
Property and equipment:
Furniture, fixtures and equipment	20,087	22,525
Less: Accumulated depreciation	(17,545)	(17,644)
	2,542	4,881
Other Assets:
Other assets	6,780	5,979
Contract asset	11,807	14,560
Right-of-use-asset	6,254	—
Trademarks and other intangibles, net	274,084	337,700
Investments and joint ventures	44,827	89,691
Goodwill	26,099	26,099
	369,851	474,029
Total Assets	$506,060	$633,881
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$51,503	$46,662
Deferred revenue	4,701	5,405
Current portion of long-term debt	61,976	54,263
Other liabilities – current	13,775	9,788
Total current liabilities	131,955	116,118
Deferred income tax liability	4,464	4,566
Long-term debt, less current maturities (includes $47,277 and $48,076 respectively, at fair value)	583,745	620,966
Other liabilities	7,794	3,829
Total Liabilities	$727,958	$745,479
Redeemable Non-Controlling Interests	34,461	34,137
Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.001 par value shares authorized 260,000; shares issued 15,138 and 11,162 respectively	15	11
Additional paid-in capital	1,045,307	1,037,372
Accumulated losses	(429,117)	(312,796)
Accumulated other comprehensive loss	(54,643)	(53,068)
Less: Treasury stock – 3,421 and 3,323 shares at cost, respectively	(844,442)	(844,253)
Total Iconix Brand Group, Inc. Stockholders’ Deficit	(282,880)	(172,734)
Non-controlling interests	26,521	26,999
Total Stockholders’ Deficit	$(256,359)	$(145,735)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit	$506,060	$633,881

See accompanying notes to consolidated financial statements

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except earnings per share data)

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Licensing revenue	$148,984	$187,689
Selling, general and administrative expenses	83,996	121,429
Loss on termination of licenses	—	10,550
Depreciation and amortization	1,816	2,329
Equity (earnings) loss on joint ventures	(14)	(3,043)
Gains on sale of trademarks, net	—	(1,268)
Asset impairment	1,766	—
Goodwill impairment	—	37,812
Trademark impairment	65,587	136,417
Investment impairment	26,613	2,500
Operating income (loss)	(30,780)	(119,037)
Other expenses (income):
Interest expense	57,264	59,214
Interest income	(360)	(495)
Other (income) loss, net	5,291	(91,305)
Gain on extinguishment of debt	—	(4,473)
Foreign currency translation loss	858	1,153
Other expenses (income) – net	63,053	(35,906)
Income (loss) before income taxes	(93,833)	(83,131)
Provision for income taxes	8,083	6,538
Net loss	(101,916)	(89,669)
Less: Net income attributable to non-controlling interest	9,597	10,852
Net loss attributable to Iconix Brand Group, Inc.	$(111,513)	$(100,521)

Earnings (loss) per share:
Basic	$(10.56)	$(14.93)
Diluted	$(10.56)	$(14.93)

Weighted average number of common shares outstanding:
Basic	10,559	6,734
Diluted	10,559	6,734

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

`	Year Ended December 31
	2019	2018
Net loss	$(101,916)	$(89,669)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(1,575)	(4,965)
Total other comprehensive (loss) income	(1,575)	(4,965)
Comprehensive loss	(103,491)	(94,634)
Less: comprehensive income (loss) attributable to non-controlling interest	9,597	10,852
Comprehensive loss attributable to Iconix Brand Group, Inc.	$(113,088)	$(105,486)

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	Capital	losses	Loss	Stock	Interest	Total
Balance at January 1, 2018	9,016	$9	$1,044,599	$(223,718)	$(51,280)	$(844,030)	$23,444	$(50,976)
Shares issued on vesting of restricted stock	110	—	—	—	—	—	—	—
Compensation benefit in connection with restricted stock and stock options	—	—	(2,405)	—	—	—	—	(2,405)
Shares issued on conversion of 5.75% Convertible Notes	1,411	1	13,153	—	—	—	—	13,154
Shares issued on payment of interest of 5.75% Convertible Notes	625	1	3,067	—	—	—	—	3,068
Write-off of equity component of 1.50% Convertible notes	—	—	(23,250)	—	—	—	—	(23,250)
Cumulative effect of accounting change for adoption of ASC 606	—	—	—	16,540	—	—	1,176	17,716
Cumulative effect of accounting change for adoption of ASU 2016-01	—	—	—	(3,177)	3,177	—	—	—
Payments from non-controlling interest holders, net of imputed interest	—	—	—	—	—	—	194	194
Elimination of non-controlling interest related to the acquisition of additional interest in Hydraulic joint venture	—	—	2,097	—	—	—	(2,097)	—
Shares repurchased on vesting of restricted stock	—	—	—	—	—	(223)	—	(223)
Tax benefit related to amortization of convertible notes' discount	—	—	159	—	—	—	—	159
Change in redemption value of redeemable non-controlling interest holders	—	—	—	2,004	—	—	—	2,004
Net loss	—	—	—	(100,521)	—	—	10,852	(89,669)
Foreign currency translation	—	—	(48)	—	(4,965)	—	—	(5,013)
Distributions to joint venture partners	—	—	—	(3,924)	—	—	(6,570)	(10,494)
Balance at December 31, 2018	11,162	$11	$1,037,372	$(312,796)	$(53,068)	$(844,253)	$26,999	$(145,735)
Shares issued on vesting of restricted stock	249	—	—	—	—	—	—	—
Shares issued on conversion of 5.75% Convertible Notes	3,727	4	6,225	—	—	—	—	6,229
Re-purchase of Umbro China Equity	—	—	(770)	—	—	—	(495)	(1,265)
Compensation expense in connection with restricted stock	—	—	971	—	—	—	—	971
Shares repurchased on vesting of restricted stock	—	—	—	—	—	(189)	—	(189)
Reclass from redeemable NCI	—	—	—	—	—	—	(856)	(856)
Change in redemption value of redeemable non-controlling interest holders	—	—	1,586	—	—	—	—	1,586
Net loss	—	—	—	(111,513)	—	—	8,544	(102,969)
Foreign currency translation	—	—	(77)	—	(1,575)	—	—	(1,652)
Distributions to joint venture partners	—	—	—	(4,808)	—	—	(7,671)	(12,479)
Balance at December 31, 2019	15,138	$15	$1,045,307	$(429,117)	$(54,643)	$(844,442)	$26,521	$(256,359)

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net loss	$(101,916)	$(89,669)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,751	2,071
Amortization of trademarks and other intangibles	65	258
Amortization of deferred financing costs	3,024	3,133
Amortization of debt discount	9,439	9,833
Amortization of deferred rent	—	(238)
Third party fees associated with the issuance of 5.75% Convertible Notes	—	4,958
Interest expense on 5.75% Convertible Notes paid in shares	—	3,067
Stock-based compensation (benefit) expense	971	(2,405)
Non-cash gain on re-measurement of equity investment	—	(8,410)
Provision for doubtful accounts	(1,107)	15,557
Write-off of contract asset accounts	5,143	1,777
Periodic lease cost	2,124	—
Write-off of receivable due from Iconix India joint venture partner	—	1,000
Losses (Earnings) on equity investments in joint ventures	(14)	(3,043)
Distributions from equity investments	2,681	3,021
Asset impairment	1,766	—
Goodwill impairment	—	37,812
Trademark impairment	65,587	136,417
Impairment of equity method investment	26,613	2,500
Settlement of note receivable related to formation of Buffalo joint venture	—	1,141
Mark to market adjustment on convertible note	3,861	(80,979)
loss (gain) on debt to equity conversions	1,310	(1,165)
Gain on sale of trademarks and other investments	(141)	(2,226)
(Gain) on extinguishment of debt	—	(4,473)
Loss on other equity investment	294	402
Deferred income tax benefit	(80)	(2,004)
Loss on foreign currency translation	858	1,153
Changes in operating assets and liabilities:
Accounts receivable	6,927	13,103
Other assets – current	12,173	19,144
Other assets	(1,882)	(5,498)
Deferred revenue	29	(282)
Accounts payable and accrued expenses	(6,845)	204
Other tax liabilities	—	(531)
Other liabilities	(2,319)	454
Net cash provided by operating activities	30,312	56,082
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(626)	(829)
Acquisition of remaining interest in Iconix Canada	—	(7,053)
Acquisition of trademarks from Iconix Southeast Asia	(2,067)	(2,120)
Acquisition of Badgley Mischka and Sharper Image trademarks in certain international joint ventures	—	(1,289)
Acquisition of additional interest in Iconix Australia, net of cash acquired	—	(649)
Proceeds from sale of interest in Badgley Mischka in certain international joint ventures	—	2,500
Proceeds from note receivable from formation of Buffalo joint venture	—	1,409
Proceeds from sale of Sharper Image	—	1,755
Proceeds from sale of Marcy Media	15,000	—
Proceeds from sale of other investments	3,695	958
Additions to trademarks	(3,934)	(339)
Net cash provided by (used in) investing activities	12,068	(5,657)
Cash flows (used in) provided by financing activities:
Proceeds from long-term debt, net of discount and fees	—	95,700
Proceeds from sale of trademarks and related notes receivables to consolidated joint ventures	—	195
Payment of long-term debt	(41,171)	(157,292)
Prepaid financing costs	—	(5,423)
Distributions to non-controlling interests	(12,479)	(14,902)
Tax benefit related to amortization of convertible notes' discount	—	159
Cost of shares repurchased on vesting of restricted stock	(189)	(223)
Net cash used in financing activities	(53,839)	(81,786)
Effect of exchange rate changes on cash	235	(697)
Net decrease in cash, cash equivalents, and restricted cash	(11,224)	(32,058)
Cash, cash equivalents and restricted cash, beginning of period	82,635	114,693
Cash, cash equivalents, and restricted cash, end of period	$71,411	$82,635

	Year Ended	Year Ended
Supplemental disclosure of cash flow information:	December 31, 2019	December 31, 2018
Cash paid during the period:
Income taxes (net of refunds received)	$(8,704)	$(5,702)
Interest	$45,066	$40,534
Non-cash additions to operating lease assets	$10,462	$—
Non-cash repurchase of China JV equity	$1,265	$—
Shares issued upon conversion of debt to equity	$6,225	$13,976

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information as of and for the Years Ended December 31, 2019 and 2018

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

At December 31, 2019, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer ®, Rampage ®, Mudd ® , London Fog ®, Mossimo ®, Ocean Pacific/OP ®, Danskin /Danskin Now ®, Rocawear ®, Cannon ® , Royal Velvet ® , Fieldcrest ®, Charisma ®, Starter ®, Waverly ®, Ecko Unltd ® /Mark Ecko Cut & Sew ®, Zoo York ®, Umbro ®, Lee Cooper ®, and Artful Dodger ®; and interests in Material Girl ®, Ed Hardy ®, Truth or Dare ®, Modern Amusement ®, Buffalo ®, Hydraulic ®, and PONY ®.

The Company principally looks to monetize the IP related to its brands throughout the world and in all relevant categories primarily by licensing directly with leading retailers, through consortia of wholesale licensees, through joint ventures in specific territories and through other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels from the mass tier (e.g. Wal-Mart) to better department stores (e.g. Macy’s). The licensees are generally responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with advertising and promotional campaigns designed to increase brand awareness. Additionally, the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital. The majority of the Company’s licensing agreements include minimum guaranteed royalty revenue, which provides the Company with greater visibility into future cash flows.

A key initiative in the Company’s global brand expansion plans has been the formation of international joint ventures. The strategy in forming international joint ventures is to partner with best-in-class, local partners to bring the Company’s brands to market more quickly and efficiently, generating greater short- and long-term value from its IP, than the Company believes is possible if it were to build-out wholly-owned operations ourselves across a multitude of regional or local offices. Since September 2008, the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel, Iconix Middle East, Umbro China, Danskin China, Starter China and Lee Cooper China.  Note that the Company now maintains a 100% ownership interest in Iconix China, Umbro China, Iconix Latin America and Iconix Canada.  Refer to Note 4 for further details.

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

In accordance with Accounting Standards Codification (“ASC”) 810—Consolidation (“ASC 810”), the Company evaluates the following criteria to determine the accounting for its joint ventures:  1) consideration of whether the joint venture is a variable interest entity which includes reviewing the corporate structure of the joint venture, the voting rights, and the contributions of the Company and the joint venture partner to the joint venture,  2) if the joint venture is a VIE, whether or not the Company is the primary beneficiary, a determination based upon a variety of factors, including: i) the presence of installment payments, which constitutes a de facto agency relationship between the Company and the joint venture partner, and ii) an evaluation of whether the Company or the joint venture partner is more closely associated with the joint venture.  If the Company determines that the entity is a variable interest entity and the Company is the primary beneficiary, then the joint venture is consolidated.  For those entities that are not considered variable interest entities, or are considered variable interest entities but the Company is not the primary beneficiary, the Company uses the equity method as set forth in ASC 323—Investments (“ASC 323”), to account for those investments and joint ventures which are not required to be consolidated under US GAAP.  Refer to Note 4 for further details.

Liquidity

These consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities, in each case, in the ordinary course of business consistent with the Company’s prior periods.  The Company has experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $429.1 million as of December 31, 2019. Net losses incurred for the years ended December 31, 2019 and 2018 amounted to approximately $(101.9) million and $(89.7) million, respectively. While the Company had positive cash flows from operations in recent periods, the potential adverse impact of the novel coronavirus on its operating results, liquidity and financial condition raises substantial doubt the Company can continue as an ongoing business for the next twelve months.

In view of these matters, continuation as a going concern is dependent upon the continued operations of the Company, which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and successfully carry out its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary, should the Company not continue as a going concern.

Reverse Stock Split

On March 14, 2019, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its common stock.  Unless the context otherwise requires, all share and per share amounts in this annual report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

Business Combinations, Joint Ventures and Investments

The purchase method of accounting requires that the total purchase price of an acquisition be allocated to the assets acquired and liabilities assumed based on their fair values on the date of the business acquisition. The results of operations from the acquired businesses are included in the accompanying consolidated statements of operations from the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Since January 1, 2018, the Company established the following joint ventures to develop and market the Company’s brands in specific markets:

Date Created	Investment / Joint Venture	Iconix’s Investment
March 2018	Starter China	100% (1)
June 2018	Lee Cooper China	100% (2)

(1)

In March 2018, the Company formed the Starter China Limited as a wholly owned subsidiary to hold the Starter trademarks and related assets in respect of the Greater China territory.  The Company entered into an agreement with Photosynthesis Holdings, Co. Ltd. (“PHL”) who will purchase no less than a 50% interest and up to a total of 60% interest in Starter China Limited.  The purchase of the equity interest is expected to occur over a three-year period commencing on January 16, 2022.  Refer to Note 4 for further details.  As of December 31, 2019, the Company’s ownership interest in Starter China Limited was 100%.

(2)

In June 2018, the Company formed the Lee Cooper China Limited as a wholly-owned subsidiary to hold the Lee Cooper trademarks and related assets in respect of the Greater China territory.  The Company entered into an agreement with POS Lee Cooper HK Co. Ltd. (“PLC”) who will purchase no less than a 50% interest and up to a total of 60% interest in Lee Cooper China Limited.  The purchase of the equity interest is expected to occur over a two-year period commencing on January 15, 2024.  Refer to Note 4 for further details.  As of December 31, 2019, the Company’s ownership interest in Lee Cooper China Limited was 100%.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of actual cash as well as cash equivalents, defined as short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase.  In addition, as of December 31, 2019, approximately $19.0 million, or 27%, of our total cash (including restricted cash) was held in foreign subsidiaries. During the second fiscal quarter of 2018, the Company elected to treat its Luxembourg top tier subsidiary (“Luxco”) as a disregarded entity for US tax purposes.  All the operations under Luxco were previously treated as disregarded for US tax purposes.  As of the election date, all the foreign operations under Luxco will be treated as a branch for US tax purposes and subject to US taxation.  As such, the Company will no longer have any earnings in foreign subsidiaries that are not currently subject to taxation for US purposes.  Before the election, the Company indefinitely reinvested all earnings of its foreign subsidiaries.

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

Two customers each accounted for 12 % and 11% respectively of the Company’s total revenue for the year ended December 31, 2019 (“FY 2019”) as compared to one customer accounting for 16% of the Company’s total revenue for the year ended December 31, 2018 (“FY 2018”).

Accounts Receivable

Accounts receivable are reported at amounts the Company expects to be collected, net of provision for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s payment history and account aging. As of December 31, 2019 and 2018, the Company’s provision for doubtful accounts was $14.3 million and $20.1 million, respectively.

One customer accounted for 16% of the Company’s accounts receivable as of December 31, 2019 as compared with one customer accounting for 12% of the Company’s accounts receivable as of December 31, 2018.

Derivatives

The Company’s objective for holding any derivative financial instruments is to manage interest rate risks, and in the case of our 1.50% Convertible Notes, dilution risk. The Company does not use financial instruments for trading or other speculative purposes. From time to time the Company uses derivative financial instruments to hedge the variability of anticipated cash flows of a forecasted transaction (a “cash flow hedge”). The Company had no such derivative instruments in FY 2019 or FY 2018.

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

For restricted stock, which is measured based on market conditions, the Company values the stock utilizing a Monte Carlo simulation factoring key assumptions such as the stock price at the beginning and end of the period, risk free interest rate, expected dividend yield when simulating total shareholder return, expected dividend yield when simulating the Company’s stock price, stock price volatility and correlation coefficients.  Restricted stock based on market conditions is included in total common shares outstanding upon the achievement of the performance metrics.  Restricted stock based on market conditions is included in total diluted shares outstanding when the performance metrics have been deemed earned but not issued.

Treasury Stock

Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Deferred Financing Costs

The Company incurred costs (primarily professional fees and placement agent fees) in connection with borrowings under senior secured notes, the Senior Secured Term Loan and the 2016 Senior Secured Term Loan. These costs have been deferred and are being amortized using the effective interest method over the life of the related debt.

Property, Equipment, Depreciation and Amortization

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined by the straight-line method over the estimated useful lives of the respective assets ranging from three to seven years. Leasehold improvements are amortized by the straight-line method over the initial term of the related lease or estimated useful life, whichever is less.

Operating Leases

We determine if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, we include operating leases in Right-of-use (“ROU”) -assets within non-current assets, Other liabilities – Current, and Other liabilities in our consolidated balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we generally use our incremental borrowing rate based on the estimated rate of interest for fully amortizing borrowings over a similar term of the lease payments at commencement date to determine the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Expenses associated with operating leases are included in “Selling, general and administrative” within our Consolidated Statement of operations. Leases with a lease term of 12 months or less are not capitalized

Long-Lived Assets

If circumstances mandate, the Company evaluates the recoverability of its long-lived assets, other than goodwill and other indefinite life intangibles (discussed below), by comparing estimated future undiscounted cash flows with the assets’ carrying value to determine whether a write-down to market value, based on discounted cash flow, is necessary.

Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; and (iv) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. During FY 2019, the Company recorded an impairment charge in the amount of $17.0 million based on the estimated value that would be realized on the disposition of the Company’s equity interest in Marcy Media Holdings, LLC, and an $9.6 million (inclusive of $2.6 million of write off of advances made to the entity) impairment to its investment in MG Icon based on the poor performance. In FY 2018, there were no impairments of long-lived assets other than the non-cash impairment charges for goodwill and trademarks.  See Note 3 for further details.

Goodwill and Trademarks

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. On an annual basis and as needed, the Company tests goodwill and indefinite life trademarks for impairment utilizing discounted cash flow models. Other intangibles with determinable lives, including certain trademarks, license agreements and non-compete agreements, are evaluated for the possibility of impairment when certain indicators are present, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 1 to 15 years).  Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; and (iv) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.  In the second quarter of 2018, the Company recognized a non-cash impairment charge for goodwill of $37.8 million and none for FY 2019.  In the FY 2019 and FY 2018, the Company recognized non-cash impairment charge for trademarks of $65.6 million and $136.4 million, respectively.  Refer to Note 3 for further details.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, vesting of restricted stock, and potential conversion of our convertible debt. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options, convertible debt and restricted stock outstanding were exercised into common stock.

We may be required to calculate basic earnings (loss) per share using the two-class method as a result of the Company’s redeemable non-controlling interests.  To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable non-controlling interest, net (loss) income attributable to Iconix Brand Group, Inc. (used to calculate earnings (loss) per share) could be negatively impacted by that increase, subject to certain limitations.  The partial or full recovery of any reductions to net (loss) attributable to Iconix Brand Group, Inc. (used to calculate earnings (loss) per share) is limited to any cumulative prior-period reductions. Refer to Note 10 for further details.

Advertising Campaign Costs

Advertising costs such as print and online media are expensed when the advertisement first occurs. Advertising expenses for FY 2019 and FY 2018 amounted to $13.7 million, and $25.7 million, respectively.

The Company also incurs co-operative advertising costs that represent reimbursements to certain licensees for shared marketing expenses related to the sale of its products.  In accordance with ASC 606, these reimbursements are recorded as a reduction to licensing revenue.

Comprehensive Income (Loss)

Comprehensive income (loss) includes certain gains and losses that, under U.S. GAAP, are excluded from net income (loss) as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income (loss) is primarily comprised of net income (loss), and foreign currency translation and changes in fair value of available for sale securities (prior to the Company’s adoption of ASU 2016-01 in FY 2018).

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

Additionally, FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows companies to adopt Topic 842 without revising comparative period reporting or disclosures.  ASU 2016-02 and ASU 2018-11 are effective for the Company and the Company adopted the new standard on January 1, 2019.  The Company adopted ASU 2016-02 using the optional transition approach as of the effective date.  As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019).  The Company has elected to adopt the package of transition practical expedients and therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification of existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized.  The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date.

The adoption of ASU 2016-02 had a material impact to the Company’s consolidated balance sheet but did not materially impact the consolidated statement of operations.  The most significant changes to the consolidated balance sheet relate to the recognition of new ROU assets and lease liabilities for operating leases.  The adoption of ASU 2016-02 also had no material impact on operating, investing or financing cash flows in the consolidated statement of cash flows.  Refer to Note 13 for further details.

As a result of adopting ASU 2016-02, the Company recognized operating lease liabilities of $10.4 million (of which $1.7 million was current and $8.7 million was noncurrent) with corresponding ROU assets of $8.0 million as of January 1, 2019.

In February 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment”, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment.  The ASU is effective for public business entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  This ASU should be applied prospectively.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company adopted the new standard on January 1, 2020. The new standard will not have a material impact to the Company’s financial statements.

Presentation of FY 2018 Data

Certain reclassifications, which were immaterial, have been made to conform prior year data to the current presentation. During FY 2019, the Company also made a reclassification between redeemable noncontrolling interest and noncontrolling interest.

During FY 2019, the Company determined that the impact of the accretion of redeemable noncontrolling interest to the Company’s earnings per share calculation had been incorrectly recorded in the Company’s consolidated statement of operations for FY 2018. Basic and diluted earnings per share for FY 2018 have been corrected in this Form 10-K. Management evaluated the materiality of this error from a quantitative and qualitative perspective and concluded that the adjustments to earnings per share were not material to the Company’s presentation and disclosures, and had no material impact on the Company’s financial position, results of operations and cash flows.  Accordingly, no amendments to previously filed reports are deemed necessary. After taking into effect this adjustment for the year ended December 31, 2018, basic earnings and diluted loss per share is $14.93 and was previously presented as a basic and diluted loss per share of $15.73.

	Previously presented
	Year Ended	Year Ended
	December 31, 2018	December 31, 2018
For earnings (loss) per share - basic:
Net loss attributable to Iconix Brand Group, Inc.	$(100,521)	$(100,521)
Accretion of redeemable non-controlling interest	(5,432)	—
Net income (loss) attributable to Iconix Brand Group, Inc. after accretion of redeemable non- controlling interest for basic earnings (loss) per share	$(105,953)	$(100,521)

For earnings (loss) per share - diluted:
Net loss attributable to Iconix Brand Group, Inc.	$(100,521)	$(100,521)
Effect of potential conversion of 5.75% Convertible Notes (1)	—	—
Accretion of redeemable non-controlling interest	(5,432)	—
Net loss attributable to Iconix Brand Group, Inc. after the effect of potential conversion of 5.75% Convertible Notes for diluted earnings (loss) per share	$(105,953)	$(100,521)

Earnings (loss) per share:
Basic	$(15.73)	$(14.93)
Diluted	$(15.73)	$(14.93)
Weighted average number of common shares outstanding:
Basic	6,734	6,734
Diluted	6,734	6,734

2. Revenue Recognition

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, we adopted ASC Topic 606 – Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method applied to those license agreements that were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605.  Under Topic 605, the Company recognized minimum royalty revenue on a straight-line basis over the term of each contract year, as defined, in each license agreement and royalties exceeding the defined minimum amounts were recognized as income during the period corresponding to the licensee’s sales.  Under Topic 606, the Company is recognizing the minimum royalty revenue on a straight-line basis over the entire contract term and royalties exceeding the defined minimum amounts are recognized only in the subsequent periods to when the minimum guarantee for the contract year has been achieved and when the later of the following events occur: (i) the subsequent sale occurs, or (ii) the performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied (or partially satisfied), as is discussed below.

We recorded a net increase to opening retained earnings and the corresponding amount to non-controlling interest of $16.5 million and $1.2 million, respectively, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our revenues associated with license agreements that have escalating guaranteed minimum royalties in the contract years of the license agreement term. The impact to revenues was an increase of approximately $3.9 million for FY 2018 as a result of applying Topic 606.

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

The Company’s license agreements typically require the licensee to pay the Company royalties based upon net sales with guaranteed minimum royalties.  The Company’s licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands.

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

Within the Company’s International segment, the Umbro business purchases replica soccer jerseys for resale to certain licensees. The Company generally does this as an accommodation to its licensees to consolidate ordering from the manufacturers. The revenue associated with such activity is included in licensing revenue and was approximately $0.9 million for FY 2019 and the associated cost of goods sold is included in selling general and administrative expenses and was approximately $0.8 million for FY 2019.  There was approximately $2.9 million and $2.8 million, respectively, of such sales and corresponding cost of goods sold in FY 2018.  Revenue for these sales are recognized upon the transfer of control of the promised product to the customer or licensee in an amount that reflects the consideration that we expect to receive in exchange for these products.

The following table presents our revenues disaggregated by license type:

	Year Ended December 31,
	2019	2018
Licensing revenue by license type:
Direct-to-retail license	$42,818	$71,609
Wholesale licenses	105,059	112,769
Other licenses (1)	1,107	3,311
	$148,984	$187,689
(1)	Included in Other licenses for FY 2019 is $0.9 million of revenue associated with the Umbro business purchases discussed above as compared to $2.9 million for FY 2018.

The following table represents our revenues disaggregated by geography:

	Year Ended December 31,
	2019	2018
Total licensing revenue by geographic region:
United States	$88,444	$120,397
Other (1)	60,540	67,292
	$148,984	$187,689
(1)	No single country represented 10% of the Company’s revenues in the periods presented.

Remaining Performance Obligation

We enter into long-term license agreements with our licensees across all operating segments.  Revenues are recognized on a straight-line basis consistent with the nature, timing and extent of our services, which primarily relate to the ongoing brand management and maintenance of the intellectual property.  As of January 1, 2020, the Company and its joint ventures had a contractual right to receive approximately $400 million of aggregate minimum licensing revenue through the balance of their current licenses, excluding any renewals. Pursuant to these agreements, the Company expects to recognized revenue as follows: $87.7 million, $69.8 million, $58.8 million, $50.4 million, $36.6 million and $96.7 million for FY 2020, FY 2021, FY 2022, FY 2023, FY 2024 and thereafter, respectively.

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

Contract Asset

We record contract assets when revenue is recognized in advance of cash payment being due from our licensees.  Contract assets due within one year of the most recent balance sheet date are recorded within Other assets – current and long-term contract assets are recorded within Other assets on the Company’s consolidated balance sheet.  As of December 31, 2019 and December 31, 2018, our contract assets – current and long-term contract assets were $9.4 million and $11.8 million, and $4.8 million and $14.6 million respectively.  For the year ended December 31, 2019 and December 31, 2018, the Company incurred an impairment loss of its contract assets of $5.1 million and $1.8 million, respectively, as a result of impairments or certain contract modifications.

Deferred Revenue

We record deferred revenue when cash payment is received or due in advance of our performance, including amounts which are refundable.  Advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s consolidated balance sheet in deferred revenue at the time the payment is received.  The decrease in deferred revenues for FY 2019 is inclusive of $4.2 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period offset by cash payments received or due in advance of satisfying our performance obligations.

3. Goodwill and Trademarks and Other Intangibles, net

Goodwill

Goodwill by reportable operating segment and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

	Women's		Men's	Home	International	Consolidated
Net goodwill at January 1, 2018		$37,812	$—	$—	$26,070	$63,882
Acquisition of 5% interest in Iconix Australia		—	—	—	29	29
Impairment		(37,812)		—	—	(37,812)
Net goodwill at December 31, 2018	$		$—	$—	$26,099	$26,099
Impairment		—	—	—	—	—
Net goodwill at December 31, 2019		$—	$—	$—	$26,099	$26,099

In July 2018, the Company purchased an additional 5% ownership interest in Iconix Australia from its joint venture partner.  As a result of this transaction, the Company consolidated the entity in its financial statements and recorded goodwill of less than $0.1 million.  Refer to Note 4 for further details.

The Company identifies its operating segments according to how business activities are managed and evaluated. The Company has four distinct reportable operating segments: men’s, women’s, home, and international. These operating segments represent individual reporting units for purposes of evaluating goodwill for impairment. The fair value of the reporting unit is determined using discounted cash flow analysis and estimates of sales proceeds with consideration of market participant data. As a corroborative source of information, the Company evaluates the estimated aggregate fair values of its reporting units to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis) to verify the reasonableness of the fair value of its reporting units. The control premium is estimated based upon control premiums observed in comparable market transactions. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations do not directly correlate to the Company’s stock price. The Company monitors changes in the share price to ensure that the market capitalization continues to exceed or is not significantly below the carrying value of our total net assets. In the event that our market capitalization is below the book value of the Company’s aggregate fair value of its reporting units, we consider the length and severity of the decline and the reason for the decline when evaluating whether potential goodwill impairment exists. Additionally, if a reporting unit does not appear to be achieving the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on revised projections, as deemed appropriate.  The annual evaluation of goodwill is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter.  Utilizing the Income Approach, the Company performed a two-step goodwill impairment test and an intangible asset impairment test using a discounted cash flow analysis to evaluate whether the carrying value of each of its segments exceeded its fair value.

During the fourth quarter of FY 2019, the Company evaluated its goodwill for potential impairment. Based upon the results of step 1 of the goodwill impairment test in accordance with ASC 350, the Company noted that the fair value of the international segment exceeded the carrying value, therefore no impairment was recorded.

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

During the second quarter of 2018, based upon the results of step 1 of the goodwill impairment test in accordance with ASC 350 for the women’s segment, the Company noted that the carrying value of the women’s segment exceeded its fair value after first reflecting the impairment of the Mossimo trademark, as discussed below.  In accordance with step 2 of the goodwill impairment test, the Company recorded a non-cash impairment charge of $37.8 million in the second quarter of 2018, which is due to the projected decline in royalties associated with the license agreements for the Mossimo brand.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		December 31, 2019		December 31, 2018
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks and copyrights	Indefinite	$274,080	$—	$337,631	$—
Definite-lived trademarks	10-15	8,958	8,958	8,958	8,958
Licensing contracts	1-9	978	974	978	909
		$284,016	$9,932	$347,567	$9,867
Trademarks and other intangibles, net			$274,084		$337,700

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

The Company recorded impairment charges for indefinite-lived intangible assets consisting of trademarks in FY 2019.  The primary driver of the impairment charges was a decline in the net sales, as well as a decline in future guaranteed minimum royalties from license agreements for certain brands. As a result, in the fourth quarter of FY 2019, the Company recorded a total non-cash asset impairment charge of $65.6 million, which is comprised of $35.3 million in the women’s segment, $0.8 million in the men’s segment, $17.8 million in the home segment, and $11.7 million in the international segment to reduce various trademarks in those segments to fair value. Impairments primarily relate to declines in the Joe Boxer, Mudd, OP, Mossimo, Bongo, Rampage, Umbro, Fieldcrest and Royal Velvet brands.

The Company recorded impairment charges for indefinite-lived intangible assets consisting of trademarks in the fourth quarter of FY 2018 based on a decline in the net sales as well as a decline in future guaranteed minimum royalties from license agreements for certain brands.  As a result, in the fourth quarter of FY 2018, the Company recorded a total non-cash asset impairment charge of $58.7 million which is comprised of $55.1 million in the women’s segment, $0.1 million in the men’s segment, $2.7 million in the home segment, and $0.8 million in the international segment to reduce various trademarks in those segments to fair value.

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

In accordance with ASC 360, there were no impairment charges to the Company’s definite-lived trademarks during FY 2019 or FY 2018.

During FY 2018, the Company completed the sale of the Badgley Mischka and Sharper Image intellectual property and related assets from the Iconix Southeast Asia, Iconix MENA, Iconix Europe and Iconix Australia joint ventures.  Refer to Note 5 for further details.

During FY 2018, the Company purchased an additional 5% ownership interest in Iconix Australia, which resulted in the Company consolidating the entity on its consolidated balance sheet and the statement of operations.  As a result of this transaction, the Company recorded $12.3 million of trademarks on its consolidated balance sheet.  Refer to Note 4 for further details.

Amortization expense for intangible assets for FY 2019 and FY 2018 was $0.1 million and $0.3 million, respectively. The Company projects amortization expenses to be less than $0.1 million in both FY 2020 and FY 2021 and none in FY 2022 through FY 2024.

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

Iconix Middle East Joint Venture

In December 2014, the Company formed Iconix MENA (“Iconix Middle East”) a wholly owned subsidiary of the Company and contributed to it substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “Middle East Territory”). Shortly thereafter, Global Brands Group Asia Limited (“GBG”), purchased a 50% interest in Iconix Middle East for approximately $18.8 million. GBG paid $6.3 million in cash upon the closing of the transaction and committed to pay an additional $12.5 million over the 24-month period following closing. This obligation was fully paid in FY 2017.  As of December 31, 2019, the redeemable non-controlling interest of Iconix MENA was $20.8 million, which was recorded on the Company’s consolidated balance sheet as mezzanine equity.

Pursuant to the joint venture agreement entered into in connection with the formation of Iconix Middle East, each of GBG and the Company holds specified put and call rights, respectively, relating to GBG’s ownership interest in the joint venture.

Five-Year and Eight-Year Put/Call Options: At any time during the six month period commencing March 31, 2021, and again at any time during the six month period commencing December 19, 2022, GBG may deliver a put notice to the Company, and the Company may deliver a call notice to GBG, in each case, for the Company’s purchase of all equity in the joint venture held by GBG. In the event of the exercise of such put or call rights, the purchase price for GBG’s equity in Iconix Middle East is an amount equal to (x) the Agreed Value (in the event of GBG put) or (y) 120% of Agreed Value (in the event of an Iconix call). The purchase price is payable in cash.

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

Iconix Europe

In December 2009, the Company contributed substantially all rights to its brands in the European Territory (defined as all member states and candidate states of the European Union and certain other European countries) to Iconix Europe LLC, a then newly formed wholly-owned subsidiary of the Company (“Iconix Europe”). Also in December 2009 and shortly after the formation of Iconix Europe, an investment group led by The Licensing Company and Albion Equity Partners LLC purchased a 50% interest in Iconix Europe through Brand Investments Vehicles Group 3 Limited (“BIV”), to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the European Territory. In consideration for its 50% interest in Iconix Europe, BIV paid $4.0 million.

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

Five-Year and Eight-Year Put/Call Options:  At any time during the six month period commencing March 31, 2021, and again at any time during the six month period commencing January 13, 2022, GBG may deliver a put notice to the Company, and the Company may deliver a call notice to GBG, in each case, for the Company’s purchase of all equity in the joint venture held by GBG.  In the event of the exercise of such put or call rights, the purchase price for GBG’s equity in Iconix Europe is an amount equal to (x) the Agreed Value (in the event of GBG’s put) or (y) 120% of Agreed Value (in the event of an Iconix call).  The purchase price is payable in cash.

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

As a result of the January 2014 transaction, the Company records this redeemable non-controlling interest as mezzanine equity on the Company’s consolidated balance sheet. The Company is accreting the difference between the redemption value of the put option and the non-controlling interest at inception over the five-year term of the first put option to retained earnings on the Company’s balance sheet.  As of December 31, 2019, the redeemable non-controlling interest for Iconix Europe was $8.7 million, which was recorded on the Company’s consolidated balance sheet as mezzanine equity.

Hydraulic IP Holdings, LLC

In December 2014, the Company formed a joint venture with Top On International Group Limited (“Top On”). The name of the joint venture is Hydraulic IP Holdings, LLC (“Hydraulic IPH”), a Delaware limited liability company. The Company paid $6.0 million, which was funded entirely from cash on hand, in exchange for a 51% controlling ownership of Hydraulic IPH. Top On owns the remaining 49% interest in Hydraulic IPH. Hydraulic IPH owns the IP rights, licenses and other assets relating principally to the Hydraulic brand. Concurrently, Hydraulic IPH and iBrands International, LLC (“iBrands”) entered into a license agreement pursuant to which Hydraulic IPH licensed the Hydraulic brand to iBrands as licensee in certain categories and geographies. Additionally, the Company and Top On entered into a limited liability company agreement with respect to their ownership of Hydraulic IPH.  As of December 31, 2019, the Company maintains a 15% ownership interest in iBrands.  In FY 2018, based on impairment indicators, the Company recorded a full impairment of its investment in iBrands of $2.5 million, which was included in investment impairment on the Company’s consolidated statement of operations.

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

Umbro China

In July 2016, the Company executed an agreement with MH Umbro International Co. Limited (MHMC) to sell up to an aggregate 50% interest in a newly registered company in Hong Kong, which holds the Umbro intellectual property in respect of the Greater China territory, for total cash consideration of $25.0 million.  The acquisition of such equity is expected to occur over a four-year period.  As stipulated in the agreement, on each anniversary subsequent to the close of the transaction, MHMC will pay a portion of the total cash consideration to the Company in return for a percentage of the total potential 50% equity interest.  In July 2016, the Company received $2.5 million in cash from MHMC for a 5% interest in Umbro China.  In accordance with ASC 810, the Company has recorded noncontrolling interest of $1.8 million for the sale of 5% interest in Umbro China to MHMC and the corresponding gain associated with the sale of this interest is recorded in additional paid in capital on the Company’s consolidated balance sheet.

Pursuant to the Shareholder Agreement entered into in connection with the formation of Umbro China, each of MHMC and the Company holds specified call rights to purchase its partners’ ownership interest in the joint venture as described below. In July 2019, pursuant to the operating agreement, the Company reacquired the remaining 5% ownership interest in Umbro China from MHMC, itsjoint venture partner for approximately $1.3 million.

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

Danskin China

In October 2016, the Company entered into an agreement with Li-Ning (China) Sports Goods Co., Ltd. (“LiNing”) to sell up to a 50% interest (and no less than a 30% interest) in its wholly-owned indirect subsidiary, Danskin China Limited (“Danskin China”), a new Hong Kong registered company, which holds the Danskin trademarks and related assets in respect of mainland China and Macau. As a result of disruptions caused in the People’s Republic of China, the Company has agreed to extend the date of LiNing’s purchase of the equity interest in Danskin China until June 30, 2020 (the “First Closing”) for cash consideration of $5.4 million.  The aggregate cash consideration paid by Li Ning for its ownership of Danskin China may, based on the percentage interest in Danskin China that Li Ning elects to purchase on each anniversary of the First Closing, increase to up to $8.6 million.

Starter China

In March 2018, the Company entered into an agreement with Photosynthesis Holdings, Co. Ltd. (“PHL”) to sell up to no less than a 50% interest and up to a total of 60% interest in its wholly-owned indirect subsidiary, Starter China Limited, a newly registered Hong Kong subsidiary of Iconix China (“Starter China”), and which will hold the Starter trademarks and related assets in respect of the Greater China territory.  As a result of disruptions caused in the People’s Republic of China, the Company has agreed to extend the date of PHL’s purchase of the initial 50% equity interest in Starter China until June 30, 2020 for cash consideration of $20.0 million.  The additional 10% equity interest (for a total equity interest of 60% interest) purchase right of PHL is expected to occur over a three-year period commencing January 16, 2022 for cash consideration equal to the greater of $2.7 million or 2.5 times the royalty received under the respective license agreement in the previous twelve months based on other terms and conditions specified in the share purchase agreement.

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
$13,013

The Iconix Australia trademarks have been determined by management to have an indefinite useful life and accordingly, no amortization is being recorded in the Company’s consolidated statement of operations.  The goodwill and trademarks are subject to a test for impairment on an annual basis.  Additionally, as a result of the acquisition, the Company recognized a $5.9 million non-controlling interest associated with BrandCo’s 45% ownership interest in the Iconix Australia joint venture on the date of consolidation. As of December 31, 2019, the redeemable non-controlling interest for Iconix Australia was $5.0 million, which was recorded on the Company’s consolidated balance sheet as mezzanine equity.

For the second half of FY 2018, post-acquisition, the Company recognized approximately $0.8 million, in revenue from such assets.  In addition, the Company’s selling, general and administrative expenses increased by $0.2 million for the second half of FY 2018, and net income attributable to non-controlling interest increased by $0.3 million for the second half of FY 2018, as a result of consolidating Iconix Australia on the Company’s consolidated statement of operations.

Additionally, pursuant to the Amended Agreement, the specified put and call rights held by BrandCo and the Company, respectively, relating to BrandCo’s ownership interest in the joint venture, were amended and restated as follows:

Two-Year Put/Call Option:  At any time after December 20, 2020, BrandCo may deliver a put notice to the Company and the Company may deliver a call notice to BrandCo, in each case, for the Company’s purchase of all units in the joint venture held by BrandCo.  Upon the exercise of such put/call, the purchase price for BrandCo’s units in the joint venture will be an amount equal to (i) the percentage interest represented by BrandCo’s units, multiplied by (ii) 5, multiplied by (iii) RR, where RR is equal to:

A + (A x (100% + CAGR))

2

A = trailing 12 months royalty revenue; and

CAGR = 36 month compound annual rate

Equity Method Investments

In the fourth quarter of December 31, 2019, the Company reviewed the fair values of the underlying assets and liabilities of its equity method investments as compared to their book values. As a result, the Company recognized an investment impairment associated with its investment in MG Icon. See below in section “MG Icon” for further details.  In the third quarter of FY 2019, the Company recognized an investment impairment of its investment in Marcy Media Holdings LLP. See below in section “Marcy Media Holdings LLP” for further details. The fair value of the Company’s other equity method investments were higher than their book value and thus no other impairment was recorded.  The fair value of the Company’s equity method investments were higher than the book values and thus no impairment was recorded in FY 2018.

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

In June 2014, the Company contributed substantially all rights to its wholly-owned and controlled brands in the Republic of Korea, and its Ecko, Zoo York, Ed Hardy and Sharper Image Brands in the European Union, and Turkey, in each case, to Iconix SE Asia. In return, GBG agreed to pay the Company $15.9 million, of which $4.0 million was paid in cash at closing. The Company guaranteed minimum distributions of $2.5 million in the aggregate through FY 2015 to GBG from the exploitation in the European Union and Turkey of the brands contributed to Iconix SE Asia as part of this transaction. As a result of this transaction, the Company incurred $5.4 million of marketing costs, which were accounted for as a reduction to the cash received.  In September 2014, the Company’s subsidiaries contributed substantially all rights to their Lee Cooper and Umbro brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (together, the “Greater China Territory”), to Iconix SE Asia. In return, GBG agreed to pay the Company $21.5 million, of which $4.3 million was paid at closing. The Company guaranteed minimum distributions of $5.1 million in the aggregate through FY 2017 to GBG from the exploitation in the Greater China Territory of the brands contributed to Iconix SE Asia as part of this transaction.  In December 2015, the Company purchased GBG’s effective 50% interest in such brands as described below.

Pursuant to the operating agreement entered into in connection with the formation of Iconix SE Asia, as amended, each of GBG and the Company holds specified put and call rights, respectively, relating to GBG’s ownership interest in the joint venture.

Five-Year and Eight-Year Put/Call Options on South East Asia Territory Rights, Europe/Turkey Rights and Korea Rights: At any time during the six month period commencing March 31, 2021, and again at any time during the six month period commencing October 1, 2021, GBG may deliver a put notice to the Company, and the Company may deliver a call notice to GBG, in each case, for the Company’s purchase of the Europe/Turkey Rights, South East Asia Territory Rights and/or Korea Rights. In the event of the exercise of such put or call rights, the purchase price for such rights is an amount equal to (x) the Agreed Value (in event of a GBG put) or (y) 120% of Agreed Value (in event of a Company call). The purchase price is payable in cash. In 2019, the Company entered into an amendment to the Iconix SE Asia, Ltd. Operating Agreement to extend the put/call options to a six-month period commencing March 31, 2020 and ending on September 30, 2020.   As of December 31, 2019, the fair value of the option was $ 20.0 million.

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

In December 2015, the Company purchased GBG’s effective 50% interest in the Umbro and Lee Cooper trademarks in Greater China for $24.7 million.  The Company, through its wholly-owned subsidiaries, will pay consideration of $24.7 million to GBG which represents GBG’s 50% ownership interest in these trademarks.  Immediately prior to the consummation of this transaction, the Company, and its wholly owned subsidiaries, had a receivable from GBG of $9.4 million, which represented the balance still owed by GBG from the original September 2014 transaction.  It was agreed upon by both parties that this balance would be set off against the consideration to be paid by the Company.  At closing, the Company paid $3.5 million in cash to GBG and recorded amounts owed to GBG of approximately $5.2 million and $5.4 million paid to GBG, net of discounts, in accounts payable and other accrued expenses and other long term liabilities, respectively, on the consolidated balance sheet.  As of December 31, 2019, a total of $2.1 million, net of discount for present value, remaining due to GBG for the above transaction is recorded in accounts payable and other accrued expenses on the consolidated balance sheet.  The excess of the purchase price over the non-controlling interest balance was $2.2 million which was recorded to additional paid-in-capital.

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

As of December 31, 2019, the $1.0 million note receivable, which is the remaining amount due to the Company from Reliance, was reserved on the Company’s consolidated balance sheet with the offset recorded to bad debt expense on the Company’s consolidated statement of operations in FY 2018.

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

As a result of the investment impairment test performed in the fourth quarter of FY 2019, the Company recorded an impairment of its investment in MG Icon of $9.6 million (inclusive of write off of $2.6 million of advances made to the entity) due to reduced revenue forecasts for the Material Girl brand.

Investments in Iconix China

Through our ownership of Iconix China (see above), we have equity interests in the following private companies which are accounted for as equity method investments:

Brands Placed	Entity	Ownership by Iconix China	Carrying Value of Investment As of December 31, 2019
Candie’s	Candies Shanghai Fashion Co., Ltd.	20%	$10,100
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	2,270
Material Girl	Ningbo Material Girl Fashion Co., Ltd. (1)	0%	—
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	10,216
			$22,586

(1)

In March 2019, the Company sold its 20% interest in Ningbo Material Girl Fashion Co. Ltd. (“Material Girl China”) to Ningbo Peacebird Fashion & Accessories Co. Ltd. for $3.0 million in cash.  Pursuant to the agreement, the sale price was reduced by an initial cash investment of $0.2 million, as well as $0.6 million of brand management expenses incurred since the inception of the Material Girl China entity, resulting in total net proceeds of $2.2 million.  Additionally, Purim LLC, our MG Icon partner, is entitled to 33.3% of the net proceeds (or approximately $0.7 million) resulting in the Company’s portion of the net proceeds from the transaction to be approximately $1.5 million.  As a result of this transaction, the Company recognized a gain of $0.2 million, which has been recorded within Other Income in the Company’s consolidated statement of operations during FY 2019.

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

In the third quarter of 2019, the Company recorded an impairment charge of $17 million on its investment in Marcy Media. During the fourth quarter of 2019, the Company sold its interests in Marcy Media for $15 million.

Complex Media Inc.

In January 2018, the Company received $1.0 million in cash held in escrow related to the sale of its minority investment in Complex Media Inc. As a result, the Company has recognized a gain of $1.0 million recorded within Other Income on the Company’s consolidated statement of operations in FY 2018.

5. Gains on Sale of Trademarks, net

The following table details transactions comprising gains on sales of trademarks, net in the consolidated statement of operations:

	December 31,	December 31,
	2019	2018
Interest in Sharper Image trademark in Iconix Southeast Asia(2)	—	236
Interest in Sharper Image trademark in Iconix Europe(2)	—	352
Interest in Sharper Image trademark in Iconix MENA(2)	—	250
Interest in Sharper Image trademark in Iconix Australia(2)	—	125
Interest in Badgley Mischka trademark in Iconix Southeast Asia(1)	—	478
Interest in Badgley Mischka trademark in Iconix Europe(1)	—	(244)
Interest in Badgley Mischka trademark in Iconix MENA(1)	—	71
Total net gains on sales of trademarks	$—	$1,268

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

6. Fair Value Measurements

ASC Topic 820 “Fair Value Measurements”, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While ASC 820 does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 established the following fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

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

Hedge Instruments

From time to time, the Company will purchase hedge instruments to mitigate statement of operations risk and cash flow risk of revenue and receivables. As of December 31, 2019, the Company had no hedge instruments.

Financial Instruments

As of December 31, 2019 and December 31, 2018, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and note payable from and to our joint venture partners approximate their carrying values. The fair value of certain of our other equity investments is generally not readily determinable, and it is not practical to obtain the information needed to determine the value. For FY 2019, the Company recorded a $9.6 million (inclusive of $2.6 million of advances made to the entity) impairment charge to its equity investment in MG Icon based upon a decline in the fair value of the investment due to poor performance and an impairment of its investment in Marcy Media Holdings, LLC in the amount of $17.0 million based on the estimated value that would be realized on the disposition of our equity interest. There has been no indication of impairment of other equity investments as of December 31, 2019 and December 31, 2018. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs, including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts, are as follows:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)	$645,721	$556,187	$675,229	$582,370

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

Additionally, the fair value of the other equity investments acquired as part of the FY 2015 purchase of our joint venture partners’ interest in Iconix China which was sold in FY 2019 for $0.7 million (refer to Note 4 for further details) was $0 and $1.0 million as of December 31, 2019 and December 31, 2018, respectively, with the decrease in fair value of $0.3 million recorded in the Company’s consolidated statement of operations.

Financial instruments expose the Company to counterparty credit risk for nonperformance and to market risk for changes in interest. The Company manages exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor the amount of credit exposure. The Company’s financial instrument counterparties are investment or commercial banks with significant experience with such instruments, as well as certain of our joint venture partners – see Note 4.

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other”, (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. The Company recorded impairment charges on certain indefinite-lived and definite-lived assets during the fourth quarter of FY 2019 as well as the second quarter, third quarter and fourth quarter of FY 2018.  Refer to Note 3 for further information.  The Company recorded asset impairment charges of $1.8 million in FY 2019 related to the consolidation and partial sublease of its New York office space.

7. Fair Value Option

During the first quarter of FY 2018, the Company elected to account for its 5.75% Convertible Notes under the fair value option.  The fair value carrying amount and the contractual principal outstanding balance of the 5.75% Convertible Notes accounted for under the fair value option as of December 31, 2019 is $47.3 million and $94.4 million, respectively.  The change of $3.9 million and $81.0 million in the fair value of the 5.75% Convertible Notes accounted for under the fair value option are included in the Company’s consolidated statement of operations for FY 2019 and FY 2018 respectively, within Other Income.

The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the 5.75% Convertible Notes (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives.  The 5.75% Convertible Notes contain bifurcatable embedded derivatives and do not require settlement by physical delivery of non-financial assets.  The significant inputs to the valuation of the 5.75% Convertible Notes at fair value are Level 1 inputs, as they are based on the quoted prices of the notes in the active market.

8. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	December 31, 2019	December 31, 2018
Senior Secured Notes	$338,130	$365,481
Variable Funding Note, net of original issue discount	99,610	95,273
Senior Secured Term Loan, net of original issue discount	162,418	171,137
5.75% Convertible Notes (1)	47,277	48,076
Unamortized debt issuance costs	(1,714)	(4,738)
Total debt	645,721	675,229
Less current maturities	61,976	54,263
Total long-term debt	$583,745	$620,966

(1)

Reflects the debt carrying amount, which is accounted for under the Fair Value Option in the consolidated balance sheet as of December 31, 2019 and December 31, 2018.  The actual principal outstanding balance of the 5.75% Convertible Notes is $94.4 million and $109.7 million as of December 31, 2019 and December 31, 2018, respectively.

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

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allowed for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent.  The Variable Funding Notes are governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Securitization Notes Indenture. Interest on the Variable Funding Notes is payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, each as defined in the Variable Funding Note Purchase Agreement.  In February 2015, the Company fully drew down the $100.0 million of available funding under the Variable Funding Notes, which remains outstanding as of December 31, 2019.

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

The legal final maturity date of the Securitization Notes is in January of 2043. As the Co-Issuers have not repaid or refinanced the Securitization Notes prior to January 2020 (the “anticipated repayment date”), additional interest will accrue on amounts outstanding under the Securitization Notes at a rate equal to (A) in respect of the Variable Funding Notes, 5% per annum, (B) in respect of the 2012 Senior Secured Notes and the 2013 Senior Secured Notes, the greater of (1) 5% per annum and (2) a per annum interest rate equal to the excess, if any, by which the sum of (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis), on the anticipated repayment date of the United States treasury security having a term closest to 10 years plus (y) 5% per annum plus (z) with respect to the 2012 Senior Secured Notes, 3.4% per annum, or with respect to the 2013 Senior Secured Notes, 3.14% per annum, exceeds the original interest rate. Pursuant to the Securitization Notes Indenture, such additional interest is not due to be paid by the Company until January 2043 (the legal maturity date) and does not compound annually.  The Securitization Notes rank pari passu with each other.

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

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of December 31, 2019, the Company is in compliance with all covenants under the Securitization Notes.

The Company’s Securitization Notes include a financial test, known as the debt service coverage ratio (“DSCR”) that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to approximate cash flow available to pay such principal and interest.  As a result of the decline in royalty collections during the twelve months ended March 31, 2019, the DSCR fell below 1.10x as of March 31, 2019.  Beginning April 1, 2019, the Senior Secured Notes experienced a Rapid Amortization Event pursuant to the Securitization Indenture. Upon a Rapid Amortization Event, any residual amounts available will immediately be used to pay down the principal.

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

As of December 31, 2019 and December 31, 2018, the total outstanding principal balance of the Securitization Notes was $438.1 million and $465.5 million, respectively, of which $42.7 million and $42.7 million, respectively is included in the current portion of long-term debt on the consolidated balance sheet. As of December 31, 2019 and December 31, 2018, $14.9 million and $15.2 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For FY 2019 and FY 2018, cash interest expense relating to the Securitization Notes was approximately $21.0 million and $22.2 million, respectively. For FY 2019 and FY 2018, the Company recorded an expense for the amortization of original issue discount and deferred financing costs related to the Variable Funding Notes of $5.1 million and $4.6 million, respectively. The effective interest rate on such notes is 10.87%.

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

As a result of the First Amendment, on October 27, 2017, the Company repaid $231.0 million on the Senior Secured Term, Loan, which represented $240.7 million of outstanding principal balance.  As this transaction was accounted for as a debt modification in accordance ASC 470-50-40, and based on the Company’s accounting policy for debt modifications, the Company wrote-off a pro-rata portion of the original issue discount and deferred financing costs of $9.3 million and $5.4 million, respectively, which were both recorded to interest expense on the Company’s consolidated statement of operations for FY 2017.  As a result of this transaction, the Company’s outstanding principal balance of the Senior Secured Term Loan was reduced to $57.8 million at that time and the Company recorded a gain on modification of debt of $8.8 million (which is net of $0.8 million of additional deferred financing costs associated with the First Amendment), which has been recorded in interest expense on the Company’s consolidated statement of operations for FY 2017.

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

As of December 31, 2019 and December 31, 2018, the outstanding principal balance of the Senior Secured Term Loan was $162.4 million (which is net of $13.2 million of original issue discount) and $171.1 million (which is net of $18.3 million of original issue discount), respectively, of which $19.3 million and $11.6 million is recorded in current portion of long term debt on the Company’s consolidated balance sheet, respectively.

The Company recorded cash interest expense of approximately $18.0 million relating to the Senior Secured Term Loan in FY 2019 as compared to $17.2 million for FY 2018 (which included a commitment fee).

The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $5.5 million relating to the Senior Secured Term Loan, included in interest expense on the consolidated statement of operations, during FY 2019 as compared to $4.4 million during FY 2018. The effective interest rate on the Senior Secured Term Loan is 13.3%.

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

If the Company undergoes a fundamental change (which would occur if the Company experiences a change of control) prior to maturity, each holder will have the right at its option, but subject in all respects to the terms of the Intercreditor Agreement and the Senior Secured Term Loan, to require the Company to repurchase for cash all or a portion of such holder’s 5.75% Convertible Notes at a fundamental change purchase price equal to 100% of the principal amount of the 5.75% Convertible Notes to be repurchased, together with interest accrued and unpaid to, but excluding, the fundamental change purchase date.

The Company is subject to certain restrictive covenants pursuant to the 5.75% Convertible Note Indenture, including limitations on (i) liens, (ii) indebtedness, (iii) asset sales, (iv) restricted payments and investments, (v) prepayments of indebtedness and (vi) transactions with affiliates.

During 2019, certain noteholders converted an aggregate outstanding principal balance of $15.3 million of their 5.75% Convertible Notes into approximately 0.8 million shares of the Company’s common stock.  Pursuant to the Indenture, the Company also made Conversion Make-Whole Payments of approximately 2.9 million shares of the Company’s common stock to those converting noteholders.  As a result of the difference in the fair market value versus the carrying value of the 5.75% Convertible Notes that were converted during FY 2019, an aggregate $1.3 million was recorded as Other income in the Company’s consolidated statement of operations for FY 2019.

The Company has elected to account for the 5.75% Convertible Notes based on the Fair Value Option accounting as outlined in ASC 825.  Refer to Note 7 for further details.  As of December 31, 2019, while the debt balance recorded at fair value on the Company’s consolidated balance sheet is $47.3 million, the actual outstanding principal balance of the 5.75% Convertible Notes is $94.4 million.

The Company recorded interest expense of approximately $5.7 million relating to the 5.75% Convertible Notes during the FY 2019 as compared to $5.5 for FY 2018.  The Company paid its first interest payment which was due on August 15, 2018 through the issuance of approximately 0.6 million shares of the Company’s common stock.

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

In accordance with ASC 470, as the terms of the 5.75% Convertible Notes and the Second Delayed Draw Term Loan were readily determinable and the 5.75% Convertible Notes and the Second Delayed Draw Term Loan were scheduled to mature on August 15, 2023 and August 2, 2022, respectively.

For FY 2018, the Company recorded additional non-cash interest expense of approximately $1.7 million, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For FY 2018, the Company recorded cash interest expense relating to the 1.50% Convertible Notes of approximately $0.6 million.

Debt Maturities

As of December 31, 2019, the Company’s debt maturities on a calendar year basis are as follows:

	Total	2020	2021	2022	2023	2024	Thereafter
Senior Secured Notes	$338,130	$42,693	$42,693	$42,693	$42,693	$42,693	$124,665
Variable Funding Notes (1)	$99,610	—	—	—	—	—	99,610
Senior Secured Term Loan (2)	$162,418	19,284	19,284	19,284	104,566	—	—
5.75% Convertible Notes (3)	$47,277	—	—	—	47,277	—	—
Total	$647,435	$61,977	$61,977	$61,977	$194,536	$42,693	$224,275

(1)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the consolidated balance sheet as of December 31, 2019.  The actual principal outstanding balance of the Variable Funding Notes is $100.0 million as of December 31, 2019.

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the consolidated balance sheet as of December 31, 2019.  The actual principal outstanding balance of the Senior Secured Term Loan is $175.6 million as of December 31, 2019.

(3)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the consolidated balance sheet as of December 31, 2019.  The actual principal outstanding balance of the 5.75% Convertible Notes is $94.4 million as of December 31, 2019.

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

Shares Reserved for Issuance

As of December 31, 2019, there were less than 0.1 million common shares available for issuance under the 2016 Plan.

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

Stock Options

There were no grants of stock options and no compensation expense related to stock option grants during FY 2019 or FY 2018, as all prior awards have been fully expensed.

During FY 2019 and FY 2018, there were no exercised stock options. Additionally, during FY 2019, the remaining 1,500 stock options previously granted with a weighted average exercise price of $171.60 expired.

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

The following tables summarize information about unvested restricted stock transactions:

	FY 2019		FY 2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1,	239,077	$2.68	54,490	$76.49
Granted	329,145	1.70	319,378	2.20
Vested	(241,082)	2.26	(109,872)	21.40
Forfeited/Canceled	(296)	75.20	(24,919)	76.00
Non-vested, December 31,	326,844	$1.94	239,077	$2.68

The Company has awarded time-based restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a maximum period of approximately 3 years. The cost of the time-based restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During FY 2019 and FY 2018, the Company awarded approximately 0.3 million and 0.3 million restricted shares, respectively, with a fair market value of approximately $0.6 million and $0.7 million, respectively.

Compensation expense related to restricted stock grants for FY 2019 and FY 2018 was approximately $0.8 million and $1.3 million, respectively.  An additional amount of $0.4 million of compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plan discussed below) is expected to be expensed evenly over a periods of approximately twelve to twenty seven months. During FY 2019 and FY 2018, the Company repurchased shares valued at $0.2 million and $0.2 million, respectively, of its common stock in connection with net share settlement of restricted stock grants.

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

Mr. John Haugh, the Company’s former Chief Executive Officer, was issued an employment inducement award pursuant to his employment agreement.  The terms of the Employment Inducement Award are similar to the retention stock awards provided to all other employees, as described above.  The grant date fair value of Mr. Haugh’s award issued on February 23, 2016 was $57.50. As of June 15, 2018, Mr. Haugh, was no longer an employee of the Company or a member of the Company’s board of directors. As of Mr. Haugh’s termination date, the retention stock awards were not earning out, and therefore, the vesting of shares associated with Mr. Haugh’s awards resulted in zero shares issuable.

On October 15, 2018, the Company hired Robert C. Galvin as its Chief Executive Officer and President and he was appointed to the Company’s board of directors.  Mr. Galvin was issued an Employment Inducement Award pursuant to his employment agreement.  The terms of the Employment Inducement Award are similar to the retention stock awards provided to other employees as described above.  The grant date fair value of Mr. Galvin’s award issued on October 15, 2018 was $0.18 and was based on the following range of assumptions for the Company and the peer group (the grant date fair value and stock price valuation assumptions in the table below have not been updated to reflect the Reverse Stock Split):

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

Compensation related to the retention stock awards was an expense of approximately $0.2 million and an expense of approximately $0.3 million for FY 2019 and FY 2018, respectively.  An additional amount of $0.2 million of compensation expense related to retention stock awards is expected to be expensed over a period of approximately 1.8 years.

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

On March 7, 2017, the Company approved a new plan for long-term incentive compensation (the “2017 LTIP”) for certain employees and granted equity awards under the 2017 LTIP in the aggregate amount of approximately 0.1 million shares at a weighted average share price of $75.20 with a then current value of $6.6 million. The awards granted were a combination of RSUs and target level PSUs. The material terms of the PSUs and RSUs are substantially similar to those set forth in the 2016 LTIP.  Specifically, the RSUs vest one third annually on each of March 30, 2018, March 30, 2019 and March 30, 2020.  The PSUs vest based on performance metrics approved by the Compensation Committee, which, for the performance period commencing January 1, 2017 and ending on December 31, 2019, are based on the Company’s achievement of an aggregated adjusted operating income performance target as set forth in the applicable award agreements, and continued employment through December 31, 2019.  In FY 2019, less than 0.1 million shares were forfeited in respect of the 2017 LTIP.  The Company does not expect any of the 2017 LTIP shares to achieve target performance and vest. The weighted average remaining contractual term (in years) of the PSUs is less than one year.

On March 15, 2018, the Company approved a new plan for long-term incentive compensation (the “2018 LTIP”) for certain employees which consisted of (i) equity awards in the aggregate amount of approximately 0.2 million shares at a weighted average share price of $13.80 with a then current value of $3.1 million and (ii) cash awards in the aggregate amount of approximately $3.1 million (the “Cash Grant”). The Cash Grants comprising the 2018 LTIP vest in 48 equal semi-monthly installments on the 15th and last days of each month, beginning March 31, 2018 and ending March 15, 2020, subject in each case to continued employment through the applicable vesting date.  Each installment is paid within 15 days of the applicable vesting date.  Upon the end of an employee’s employment with the Company, any remaining unpaid portion of the Cash Grant is forfeited.  The PSUs vest based on performance metrics approved by the Compensation Committee over three separate performance periods, commencing on January 1 of each of 2018, 2019 and 2020 and ending on December 31 of each of 2018, 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted operating income performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date.  For FY 2019, there were 0.2 million shares forfeited in respect of the 2018 LTIP. As of December 31, 2019, none of the performance targets have been met. The weighted average remaining contractual term of the PSUs is less than two years.

Compensation recognized related to the PSUs granted as part of the long-term incentive plans was an expense of less than $0.1 million as compared to a compensation benefit of $3.9 million in FY 2019 and FY 2018, respectively.  The compensation benefit recognized during FY 2018 is as a result of the Company revising its future forecasted earnings associated with the Sears bankruptcy filing, which in accordance with ASC 718, required the Company to reverse compensation expense recognized in prior periods as the PSUs were no longer projected to earn-out on the vesting date for the 2017 LTIP, as well as the reversal of compensation expense during the year due to the departure of certain named executive officers. An additional amount of $0.2 million of compensation expense related to the PSUs granted as part of the various LTIPs is expected to be expensed over a period of less than one year.

10. Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of restricted stock-based awards, common shares issuable upon exercise of stock options and shares underlying convertible notes potentially issuable upon conversion. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options outstanding were exercised, and all convertible notes have been converted into common stock.

As of December 31, 2019, of the total potentially dilutive shares related to restricted stock-based awards and stock options, less than 0.1 million were anti-dilutive, compared to approximately 0.2 million that were anti-dilutive as of December 31, 2018.  Additionally, as of December 31, 2019, of total potentially dilutive shares related to potential conversion of the Company’s 5.75% Convertible Notes, all of the shares (or approximately 33.7 million) were anti-dilutive, compared to approximately 8.1 million as of December 31, 2018.

As of December 31, 2019, of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers, approximately 0.3 million shares were anti-dilutive compared to none that were anti-dilutive as of December 31, 2018.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	FY 2019	FY 2018
Basic	10,559	6,734
Effect of assumed vesting of restricted stock	—	—
Effect of convertible notes subject to conversion	—	—
Diluted	10,559	6,734

As a result of the Company being in a net loss position during FY 2019 and FY 2018, dilution from the exercise of vesting of restricted stock has been excluded in the diluted earnings per share calculation.

In accordance with ASC 480, the Company considers its redeemable non-controlling interest in its computation of both basic and diluted earnings per share.  In addition, in accordance with ASC 260, the Company considers its 5.75% Convertible Notes in its computation of diluted earnings per share.  For FY 2019 and FY 2018, adjustments to the Company’s redeemable non-controlling interest and effects of the potential conversion of the 5.75% Convertible Notes had impacts on the Company’s earnings per share calculations as follows:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
For earnings (loss) per share - basic:
Net loss attributable to Iconix Brand Group, Inc.	$(111,513)	$(100,521)
Accretion of redeemable non-controlling interest	—	—
Net income (loss) attributable to Iconix Brand Group, Inc. after accretion of redeemable non- controlling interest for basic earnings (loss) per share	$(111,513)	$(100,521)

For earnings (loss) per share - diluted:
Net loss attributable to Iconix Brand Group, Inc.	$(111,513)	$(100,521)
Effect of potential conversion of 5.75% Convertible Notes (1)	—	—
Accretion of redeemable non-controlling interest	—	—
Net loss attributable to Iconix Brand Group, Inc. after the effect of potential conversion of 5.75% Convertible Notes for diluted earnings (loss) per share	$(111,513)	$(100,521)

Earnings (loss) per share:
Basic	$(10.56)	$(14.93)
Diluted	$(10.56)	$(14.93)
Weighted average number of common shares outstanding:
Basic	10,559	6,734
Diluted	10,559	6,734

(1)	There was no effect of potential conversion of the Company’s 5.75% Notes on the Company’s diluted earnings per share calculation for FY 2019 or FY 2018, as the effect was anti-dilutive.

11. Contingencies

In May 2016, Supply Company, LLC, (“Supply”), a former licensee of the Ed Hardy trademark, commenced an action against the Company and its affiliate, Hardy Way, LLC, (“Hardy Way” and together with the Company, the “Iconix Defendants”) seeking damages of $50 million, including punitive damages, attorneys’ fees and costs (the “Supply Litigation”).  Supply alleges that Hardy Way breached the parties’ license agreement by failing to reimburse Supply for markdown reimbursement requests that Supply received from a certain retailer. Supply also alleges that the Company is liable for fraud because it made purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark in order to induce Supply to enter into the license agreement and to induce Supply to enter into a separate agreement with a certain retailer. The Iconix Defendants are vigorously defending against the claims in the Supply Litigation, and have filed a motion to dismiss the Complaint, which is awaiting Court decision.  In addition, Hardy Way commenced an action against Kevin Yap (“Yap”), the principal of Supply, to enforce the terms of his guarantee of Supply’s obligations under the Supply-Hardy Way license agreement for the Ed Hardy trademark (the “Yap Litigation”).  In response, Yap filed counterclaims against Hardy Way asserting two declaratory judgment claims seeking similar damages as in the Supply Litigation, including the reimbursement of Supply for losses allegedly suffered because of the markdown reimbursement requests, as well as rescission of the Supply-Hardy Way license agreement, other damages and attorneys’ fees and costs.  Hardy Way is vigorously defending against the counterclaims in the Yap Litigation, and has filed a pre-discovery motion for summary judgment on its affirmative claim and to dismiss Yap’s counterclaims, which is awaiting Court decision.  At this time, the Company is unable to estimate the ultimate outcomes of the Supply Litigation or the Yap Litigation.

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

As previously disclosed, on September 16, 2019, the Company entered into a Stipulation of Settlement (the “Stipulation”) with the lead plaintiff in the securities class action lawsuit pending against it in the United States District Court for the Southern District of New York, In re Iconix Brand Group, Inc., et al., Docket No. 1:15-cv-04860 (the “Class Action”). The settlement releases all claims asserted against the Company and the other named defendants party to the Stipulation in the Class Action without any liability or wrongdoing attributed to them.  The proposed settlement provides for a total settlement payment of $6.0 million, inclusive of administrative fees and fees for lead plaintiff’s counsel. All of the settlement amount was paid directly by the Company’s directors and officers liability insurance provider. On January 23, 2020, the settlement received court approval, which remains subject to customary appeal rights by interested parties.

As previously disclosed, the Company received a formal order of investigation from the SEC staff in December 2015 and was contacted by the U.S. Attorney’s office for the Southern District of New York (the “SDNY”) in December 2018 regarding the same matters underlying the SEC’s investigation (together, the SDNY and SEC investigations, the “Government Investigations”). The Company has cooperated fully with the SEC and SDNY regarding this matter. As previously disclosed, on December 5, 2019, the Company reached an agreement with the SEC to resolve the SEC portion of the Investigation. As part of the settlement, which was approved by the U.S. District Court for the Southern District of New York (“SDNY”), the Company agreed to pay a civil penalty of $5.5 million.  On the same day, the U.S. Attorney for the SDNY unsealed charges against the Company’s former Chairman and Chief Executive Officer, as well as its former Chief Operating Officer (who subsequently plead guilty).  The criminal trial of the Company’s former Chairman and Chief Executive Officer in respect of this matter is set to begin on May 11, 2020.

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

12. Related Party Transactions

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  In the case of Sports Direct International plc (“Sports Direct”), the Company maintains license agreements with Sports Direct, but in addition, during FY 2018, the Company entered into a cooperation agreement with Sports Direct that allowed Sports Direct to appoint two members to the Company’s Board of Directors. The cooperation agreement expired pursuant to its terms during the first quarter of 2019. As of December 31, 2019 and December 31, 2018, the Company recognized the following royalty revenue amounts:

	FY 2019	FY 2018
Joint Venture Partner
Global Brands Group Asia Limited (1)	$—	$19,544
MHMC (2)	7	2,927
Albion Equity Partners LLC / GL Damek	2,350	2,644
Rise Partners, LLC / Top On International Group Limited	—	977
Sports Direct International plc	1,188	915
Anthony L&S	—	623
M.G.S. Sports Trading Limited	440	610
Pac Brands USA, Inc.	363	246
	$4,348	$28,486

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

13. Operating Leases

The Company is a lessee in several noncancelable operating leases, primarily for its corporate office, additional office space and certain office equipment.  Beginning January 1, 2019, the Company accounts for leases in accordance with ASC Topic 842, Leases.  Refer to Note 1.  The Company determines if an arrangement is or contains a lease at contract inception.  The Company recognizes a ROU asset and a lease liability at the lease commencement date.

For operating leases, the ROU asset is initially measured at the initial measurement amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the lease incentive received.  For operating leases, the ROU asset is subsequently measured at cost, less accumulated amortization, less any accumulated impairment losses.  Lease expense is recognized on a straight-line basis over the lease term.

Variable lease payments associated with the Company’s leases are recognized in the period in which the obligation for those payments is incurred.  Variable lease payments are presented as operating expense in the Company’s consolidated statement of operations in the same line item as the expense arising from fixed lease payments.

Operating lease ROU assets are presented as Right-of-use-assets within Other assets on the consolidated balance sheet.  The current portion of operating lease liabilities is included in other liabilities-current and the long-term portion is included in Other liabilities on the consolidated balance sheet.

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

For the twelve months ended December 31, components of lease cost were as follows:

FY 2019
Operating lease cost	$2,215
Short-term lease cost	537
Variable lease cost	396
$3,148

For FY 2018, minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent.  Rental expense for operating leases during FY 2018 was approximately $4.0 million

As of December 31, 2019, the operating lease ROU assets and operating lease liabilities were $6.3 million and $8.8 million, respectively.

For FY 2019, cash paid for lease liabilities for operating leases was $2.6 million.  Additionally, for FY 2019, the Company recorded $0.1 million of ROU assets and $0.1 million of operating lease obligations for new leases.  There were no ROU assets exchanged and no operating lease obligations assumed during the year.  In FY 2019, there were no reductions to ROU assets resulting from reductions to lease obligations. In FY 2019, the Company recorded a $0.5 million impairment charge to its ROU assets and a $1.3 million impairment to Leasehold Improvements related to the partial sublet of its New York office space.

Because we generally do not have access to the rate implicit in the lease, the Company utilizes our incremental borrowing rate as the discount rate.  As of December 31, 2019, the weighted average remaining operating lease term is 4.17 years and the weighted average discount rate for the operating leases is 8.61%.

Maturities of lease liabilities under non-cancellable leases as of December 31, 2019 are as follows:

Operating Leases
2020	$2,610
2021	2,461
2022	2,168
2023	2,109
Thereafter	1,079
Total undiscounted lease payments	$10,427
Less: Imputed interest	1,594
Total lease liabilities	$8,833

Future net minimum lease payments under non-cancelable operating lease agreements as of December 31, 2018 under the previous lease accounting standard were as follows:

Operating Leases
2019	$2,650
2020	2,726
2021	2,583
2022	2,191
2023	2,109
Thereafter	1,078
Totals	$13,337

14. Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) that covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. During FY 2019 and FY 2018, the Company made contributions to the Savings Plan of approximately $0.2million and $0.1 million, respectively.

15. Income Taxes

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these items and the cumulative pretax losses (primarily resulting from asset impairment expenses), management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance for all taxing jurisdictions as of December 31, 2019.  In addition, the Company has deferred tax liabilities related to indefinite lived intangibles on the balance sheet in an amount of approximately $4.5 million, which cannot be considered to be a source of taxable income to offset deferred tax assets.

At December 31, 2019, the Company has approximately $172.7 million in federal net operating loss carryforwards (NOLs), approximately $19.0 million of which will expire in FY 2037 if unused.  The Company also has foreign tax credit carryforwards of approximately $5.3 million, which will expire in 2023 and 2024.  The Company also has approximately $36.5 million apportioned state and local NOLs that will begin to expire in 2034 if not used.

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

The Company’s consolidated effective tax rate was -8.6% and -7.9% for the year ended December 31, 2019 and December 31, 2018, respectively.  The effective tax rate for the FY 2019 remains consistent as compared to the FY 2018 primarily due to foreign tax withholding tax incurred on foreign sourced revenue, which are remains consistent year over year.

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

Pre-tax book loss for FY 2019 and FY 2018 were as follows:

	FY 2019	FY 2018
Domestic	$(129,740)	$(119,031)
Foreign	35,907	35,900
Total pre-tax loss	$(93,833)	$(83,131)

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated statement of operations consists of the following:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Current:
Federal	$(1,012)	$(609)
State and local	(10)	(61)
Foreign	9,185	9,212
Total current	$8,163	$8,542
Deferred:
Federal	23	(4,950)
State and local	(103)	(1,967)
Foreign	—	4,913
Total deferred	(80)	(2,004)
Total Provision	$8,083	$6,538

As of December 31, 2019, the Company is not indefinitely reinvested in any foreign earnings.

The significant components of net deferred tax assets and liabilities of the Company consist of the following:

	December 31,
	2019	2018
State net operating loss carryforwards	$4,064	$2,498
U.S. Federal net operating loss carryforwards	36,306	15,864
Receivable reserves	280	4,827
Interest expense limitation	16,779	5,975
Intangibles	96,177	107,035
Equity compensation	1,838	1,764
Foreign Tax Credit	5,252	5,252
Other	9,293	8,907
Total deferred tax assets	169,989	152,122
Valuation allowance	(143,368)	(115,483)
Net deferred tax assets	$26,621	$36,639
Depreciation	(284)	(369)
Convertible notes	(6,451)	(10,519)
Investment in joint ventures	(24,350)	(30,317)
Total deferred tax liabilities	(31,085)	(41,205)
Total net deferred tax liabilities	$(4,464)	$(4,566)
Balance Sheet detail on total net deferred tax assets (liabilities):
Non-current portion of net deferred tax assets	$—	$—
Non-current portion of net deferred tax liabilities	$(4,464)	$(4,566)

The following is a rate reconciliation between the amount of income tax provision (benefit) at the Federal rate of 21% and provision (benefit) from taxes on loss before income taxes for FY 2019 and FY 2018, respectively:

	Year ended December, 31
	2019	2018
Income tax benefit computed at the federal rate of 21%	$(19,705)	$(17,457)
Increase (reduction) in income taxes resulting from:
State and local income taxes (benefit), net of federal income tax	(115)	(1,998)
Non-controlling interest	(2,552)	(2,720)
Unrecognized tax benefits	—	(31)
Valuation allowance	21,756	22,752
Interest on income tax receivable	(1,253)	—
Non-deductible executive compensation	150	868
Foreign Earnings (rate differential)	8,300	13,405
US Tax Reform / rate reduction	23	(5,562)
Other, net	1,479	(2,719)
Total	$8,083	$6,538

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

The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal income tax purposes, during 2019, the Internal Revenue Service concluded an audit of the 2014 federal tax return, which resulted in a tax benefit of $1.3 million related to interest on a refund claim which was issued upon conclusion of the examination.  During 2019, the State of California concluded its audit covering 2013 through 2014. There was no tax charge related to this examination. During 2018, the Company concluded its New York State audit covering 2011 through 2014.  There was no tax charge related to this examination during the year as the $0.5 million due was recorded in prior years.  The Company also files returns in numerous foreign jurisdictions that have varied years remaining open for examination, but generally the statute of limitations is three to four years from when the return is filed.

At December 31, 2019 and December 31, 2018, the total unrecognized tax benefit was approximately $0 million and $0 million, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2019	2018
Uncertain tax positions at January 1	$—	$354
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Reductions for prior year tax positions	—	(15)
Settlements	—	(339)
Uncertain tax positions at December 31	$—	$-

Approximately $0 million of unrecognized tax benefits at December 31, 2019 would affect the Company's effective tax rate if recognized. The Company believes it is reasonably possible that there will be no reduction of unrecognized tax benefits in the next 12 months as a result of settlements with taxing authorities and or statute of limitations expirations.

The Company is continuing its practice of recognizing interest and penalties to income tax matters in income tax expense. There were no interest or penalties accrued related to uncertain tax positions in any of these periods.

16. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the years ended December 31, 2019 and December 31, 2018:

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2018	$(53,068)	$—	$(53,068)
Foreign currency translation adjustment	(1,575)	—	(1,575)
Current period other comprehensive income	(1,575)	—	(1,575)
Balance at December 31, 2019	$(54,643)	$—	$(54,643)

	Foreign currency translation adjustments	Unrealized losses of available for sale securities	Total
Balance at December 31, 2017	$(48,103)	$(3,177)	$(51,280)
Foreign currency translation adjustment	(4,965)	—	(4,965)
Cumulative adjustment for adoption of ASU 2016-01		3,177	3,177
Current period other comprehensive income	(4,965)	3,177	(1,788)
Balance at December 31, 2018	$(53,068)	$—	$(53,068)

17. Segment and Geographic Data

The Company identifies its operating segments for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer, the Company’s Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company discloses the following operating segments: women’s, men’s, home, and international. Since the Company does not track, manage and analyze its assets by segments, no disclosure of segmented assets is reported.

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

Items not allocated to any segment are allocated to the Corporate level.  Corporate, for segment reporting purposes, includes compensation, benefits and occupancy costs for corporate employees, as well as other corporate-related expenses such as: audit, legal, and information technology used in managing our business.

The Company’s Chief Executive Officer has been identified as the CODM.  The Company’s measure of segment profitability is licensing revenue and operating income.  The accounting policies of the Company’s operating segments are the same as those described in Note 1 – Summary of Significant Accounting Policies.

The geographic regions consist of the United States and Other (which principally represent Latin America and Europe). Revenues attributable to each region are based on the location in which licensees are located and where they principally do business.  Refer to Note 2 for further details.

Reportable data for the Company’s operating segments were as follows:

	FY 2019	FY 2018
Licensing revenue:
Women’s	$37,491	$57,401
Men’s	36,793	39,073
Home	14,753	24,568
International	59,947	66,647
	$148,984	$187,689
Operating income (loss):
Women’s	$(961)	$(128,050)
Men’s	24,878	11,754
Home	(4,932)	17,221
International	23,487	27,447
Corporate	(73,252)	(47,409)
	$(30,780)	$(119,037)

18. Other Assets- Current and Long-Term

Other Assets – Current

	December 31, 2019	December 31, 2018
Other assets- current consisted of the following:
US federal tax receivable	$1,115	$16,757
Insurance receivable (1)	15,000	—
Prepaid expenses	1,207	2,451
Prepaid taxes	1,119	1,755
Prepaid advertising	275	1,100
Prepaid insurance	2,042	1,446
Other current assets	596	645
Due from related parties	86	3,903
	$21,440	$28,057

(1)

As of December 31, 2019, the Company recorded an asset of approximately $15.0 million related to insurance claims of which $3.8 million was received in Q1 2020 and $6.3 million will be released from escrow and paid to claimants in 2020. The Company believes the remainder is probable of recovery from various insurance carriers.  These claims pertain to expenses incurred related to certain litigation claims against the Company and related expenses that are discussed throughout Note 11.

Other Assets – Long Term

	December 31,	December 31,
	2019	2018
Other noncurrent assets consisted of the following:
Prepaid interest	4,868	5,496
Deposits	707	483
Due from related parties	1,205	—
	$6,780	$5,979

19. Other Liabilities – Current

Other current liabilities of $13.8 million as of December 31, 2019 related to amounts due to certain joint ventures that are not consolidated with the Company, as well as the current portion of operating lease liabilities as compared to other current liabilities of $9.8 million as of December 31, 2018, which related to amounts due to certain joint ventures that are not consolidated with the Company.

20. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company, located in Luxembourg, is the Euro.  However, the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in FY 2019 and FY 2018, the Company recorded a $0.9 million currency translation loss and a $1.2 million currency translation loss, respectively, that is included in the consolidated statements of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During FY 2019 and FY 2018, the Company recognized as a component of our comprehensive income (loss), a foreign currency translation loss of $1.6 million and a foreign currency translation loss of $5.0 million, respectively, due to changes in foreign exchange rates.

21. Subsequent Events

The legal final maturity date of the Securitization Notes is in January of 2043. As the Company did not repay or refinance the Securitization Notes prior to January 2020 (the “anticipated repayment date”), additional interest will accrue on amounts outstanding under the Securitization Notes. This additional interest is not required to be paid until 2043 and does not compound annually. Beginning in January 2020, the Company will not be required to make $42.7 million of contractual principal payments referred to in Note 8 of the consolidated financial statements. Future principal payments will be formulaically based on a percentage of receipts of royalty revenue.

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. This coronavirus outbreak has severely restricted the level of economic activity around the world. In response to this coronavirus outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. The Company cannot reasonably estimate the negative impact to the Company's business, revenues, financial condition or results of operations.

On March 30, 2020, the Company entered into the fifth amendment and waiver to the Senior Secured Term Loan (the “Fifth Amendment”). The Fifth Amendment, among other things, (i) waived an event of default under the Senior Secured Term Loan due to the Company’s receipt of a going concern qualified audit opinion and (ii) modified the asset sale prepayment obligation to obligate the Company to pay 75% of the net proceeds from one or more asset sales in any fiscal year to the extent the aggregate amount of asset sale net proceeds exceed $5.0 million.

22. Other Matters

During FY 2019 and FY 2018, the Company included in its selling, general and administrative expenses approximately $19.6 million and $9.0 million, respectively, of charges for professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation and the class action and derivative litigations.

As of June 15, 2018, Mr. Haugh, the Company’s former Chief Executive Officer and President, was no longer an employee of the Company or member of the Company’s board of directors.  Included in the charges related to professional fees discussed above is $2.1 million recorded in FY 2018 associated with his severance and other benefits.