Form 10-Q
period 2020-03-31
ICONIX BRAND GROUP, INC.
filed 2020-05-12
CIK 857737

hour

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 8, 2020, 11,859,341 shares of the registrant’s Common Stock, par value $.001 were outstanding.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$40,389	$55,465
Restricted cash	9,052	15,946
Accounts receivable, net	29,936	31,368
Contract asset	9,345	9,448
Other assets – current	20,938	21,440
Total Current Assets	109,660	133,667
Property and equipment:
Furniture, fixtures and equipment	20,098	20,087
Less: Accumulated depreciation	(17,733)	(17,545)
	2,365	2,542
Other Assets:
Other assets	6,630	6,780
Contract asset	12,772	11,807
Right-of-use asset	5,816	6,254
Trademarks and other intangibles, net	258,608	274,084
Investments and joint ventures	43,301	44,827
Goodwill	26,099	26,099
	353,226	369,851
Total Assets	$465,251	$506,060
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$41,556	$51,503
Deferred revenue	5,662	4,701
Current portion of long-term debt	32,255	61,976
Other liabilities – current	14,040	13,775
Total Current Liabilities	93,513	131,955
Deferred income tax liability	4,556	4,464
Long-term debt, less current maturities (includes $46,485 and $47,277, respectively, at fair value)	602,732	583,745
Other liabilities	11,455	7,794
Total Liabilities	712,256	727,958
Redeemable Non-Controlling Interest	31,343	34,461
Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.001 par value shares authorized 260,000; shares issued 15,334 and 15,138, respectively	15	15
Additional paid-in capital	1,045,085	1,045,307
Accumulated losses	(450,600)	(429,117)
Accumulated other comprehensive loss	(57,012)	(54,643)
Less: Treasury stock – 3,490 and 3,421 shares at cost, respectively	(844,507)	(844,442)
Total Iconix Brand Group, Inc. Stockholders’ Deficit	(307,019)	(282,880)
Non-Controlling Interest	28,671	26,521
Total Stockholders’ Deficit	(278,348)	(256,359)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit	$465,251	$506,060

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except earnings per share data)

	For the Three Months Ended March 31,
	2020	2019
Licensing revenue	$27,951	$35,942
Selling, general and administrative expenses	17,150	18,094
Depreciation and amortization	273	492
Equity (earnings) loss on joint ventures	1,645	(1,042)
Trademark impairment	13,733	—
Operating income (loss)	(4,850)	18,398
Other expenses (income):
Interest expense	16,713	14,504
Interest income	(40)	(72)
Other (income) loss, net	(795)	(19,935)
Foreign currency translation (gain) loss	(65)	627
Other expenses (income) – net	15,813	(4,876)
Income (loss) before income taxes	(20,663)	23,274
(Benefit) Provision for income taxes	(5)	1,968
Net income (loss)	(20,658)	21,306
Less: Net income attributable to non-controlling interest	825	3,361
Net income (loss) attributable to Iconix Brand Group, Inc.	$(21,483)	$17,945

Earnings (loss) per share:
Basic	$(1.86)	$2.12
Diluted	$(1.86)	$(0.01)
Weighted average number of common shares outstanding:
Basic	11,772	8,465
Diluted	11,772	44,786

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Net income (loss)	$(20,658)	$21,306
Other comprehensive (loss) income:
Foreign currency translation loss	(2,369)	(1,724)
Total other comprehensive (loss) income	(2,369)	(1,724)
Comprehensive income (loss)	$(23,027)	$19,582
Less: comprehensive income attributable to non-controlling interest	825	3,361
Comprehensive income (loss) attributable to Iconix Brand Group, Inc.	$(23,852)	$16,221

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Beginning balance (shares)	15,138	11,162
Shares issued on vesting of restricted stock	196	87
Shares issued on conversion of 5.75% Convertible Notes	—	958
Common Stock (shares)	15,334	12,207

Beginning balance (amount)	$15	$11
Shares issued on conversion of 5.75% Convertible Notes	—	1
Common Stock (amount)	$15	$12
Beginning balance	1,045,307	1,037,372
Shares issued on conversion of 5.75% Convertible Notes	—	2,000
Change in redemption value of redeemable non-controlling interest	(394)	—
Compensation expense in connection with restricted stock	172	140
Foreign currency translation	—	(38)
Additional Paid-In Capital	$1,045,085	$1,039,474
Beginning balance	(429,117)	(312,796)
Change in redemption value of redeemable non-controlling interest	—	391
Net (loss) income	(21,483)	17,945
Accumulated Losses	$(450,600)	$(294,460)
Beginning balance	(54,643)	(53,068)
Foreign currency translation	(2,369)	(1,724)
Accumulated Other Comprehensive Loss	$(57,012)	$(54,792)
Beginning balance	(844,442)	(844,253)
Shares repurchased on vesting of restricted stock	(65)	(56)
Treasury Stock	$(844,507)	$(844,309)
Beginning balance	26,521	26,999
Reclass from redeemable NCI	—	3,903
Net (loss) income	3,333	3,361
Distributions to joint ventures	(1,183)	(2,649)
Non-Controlling Interest	$28,671	$31,614
Total Stockholders' Deficit	$(278,348)	$(122,461)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(20,658)	$21,306
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of property and equipment	269	465
Amortization of trademarks and other intangibles	4	27
Amortization of deferred financing costs and debt discount	2,458	2,963
Stock-based compensation expense	172	140
Provision for doubtful accounts	2,392	452
Periodic lease cost	565	549
Earnings on equity investments in joint ventures	1,645	(1,042)
Contract asset impairment	468	448
Trademark impairment	13,733	—
Mark to market adjustment on convertible note	(792)	(19,956)
Loss (gain) on debt to equity conversions	—	188
Gain on sale of trademarks and other investments	—	(209)
Income on other equity investment	—	42
Deferred income tax expense	95	333
(Gain) Loss on foreign currency translation	(65)	627
Changes in operating assets and liabilities:
Accounts receivable	(3,484)	362
Other assets – current	3,041	(490)
Other assets	(905)	(746)
Deferred revenue	602	2,085
Accounts payable and accrued expenses	(5,122)	(9,556)
Other liabilities	3,723	(473)
Net cash used in operating activities	(1,859)	(2,485)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(113)	(257)
Acquisition of trademarks from Iconix Southeast Asia	(2,067)	(2,067)
Issuance of loan to equity investee	(2,750)	—
Proceeds from sale of other investments	—	3,000
Other investments	(165)	(337)
Net cash provided by (used in) investing activities	(5,095)	339
Cash flows (used in) financing activities:
Payment of long-term debt	(12,400)	(8,366)
Distributions to non-controlling interests	(1,183)	(2,461)
Distributions to redeemable non-controlling interests	(1,003)	(188)
Cost of shares repurchased on vesting of restricted stock	(66)	(56)
Net cash used in financing activities	(14,652)	(11,071)
Effect of exchange rate changes on cash and restricted cash	(364)	20
Net decrease in cash and cash equivalents, and restricted cash	(21,970)	(13,197)
Cash, cash equivalents, and restricted cash, beginning of period	71,411	82,635
Cash, cash equivalents, and restricted cash, end of period	$49,441	$69,438

Supplemental disclosure of cash flow information:

	For the Three Months Ended March 31,
	2020	2019
Cash paid during the period:
Income taxes (net of refunds received)	$1,996	$2,127
Interest	$11,712	$13,083
Non-cash investing and financing activities:
Non-cash additions to operating lease assets	$-	$10,462
Shares issued upon conversion of debt to equity	$-	$2,001

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

During the Current Quarter, the Company adopted one new accounting pronouncement.  Refer to Note 19 for further details.

Certain reclassifications, which were immaterial, have been made to conform prior year data to the current presentation. During the year ended December 31,2019 (“FY 2019”), the Company also made a reclassification between redeemable noncontrolling interest and noncontrolling interest.

Liquidity

These condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities, in each case, in the ordinary course of business consistent with the Company’s prior periods.  The Company has experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $450.6 million as of March 31, 2020. Net losses incurred for the years ended December 31, 2019 and 2018 amounted to approximately $101.9 million and $89.7 million, respectively. While the Company had positive cash flows from operations in recent periods, the potential adverse impact of the COVID-19 pandemic on its operating results, liquidity and financial condition raises substantial doubt the Company can continue as an ongoing business for the next twelve months.

In view of these matters, continuation as a going concern is dependent upon the continued operations of the Company, which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and successfully carry out its future operations. The Company has taken steps to reduce expenses and discretionary cash outlays and actively pursuing asset sales, in order to satisfy liquidity needs and financial covenants. In April 2020, the Company announced that it had entered into a share purchase agreement with HK Qiaodan Investment Limited to sell its equity in Umbro China for approximately $62.5 million (the “Umbro China Sale”). The Umbro China Sale includes the sale of the Umbro sports brand in the People’s Republic of China, Hong Kong, Taiwan and Macau. The Umbro China Sale is anticipated to close on or prior to September 15, 2020. The Company anticipates using the net proceeds from the Umbro China Sale to repay amounts due under its existing financing arrangements, and otherwise for general corporate purposes.

The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary, should the Company not continue as a going concern.

For additional information, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 Pandemic

The spread of the novel coronavirus or COVID-19 (“COVID-19”) during the first quarter of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic is an ongoing phenomenon with uncertain scale and has had severe global macroeconomic and financial market impacts. Certain of our licensees have been and may continue to be adversely impacted by the pandemic due to manufacturing facility closures, store closures, impacts to their distribution networks and a general decrease in customer traffic. We are, in many cases, suspending or deferring capital expenditures. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses. We are also taking certain precautions to provide a safe work environment for our employees. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

As the pandemic continues to unfold, the extent of the pandemic’s effect on our operational and financial performance and liquidity will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include changes in the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Any prolonged material disruption on discretionary spending and consumer demand could negatively affect our licenses and impact our financial position, results of operations and cash flows.

Reverse Stock Split

On March 14, 2019, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its common stock.  Unless the context otherwise requires, all share and per share amounts in this quarterly report on Form 10-Q have been adjusted to reflect the Reverse Stock Split.  Refer to Note 8 for further details.

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

Within the Company's International segment, the Company purchases licensed products for resale to certain licensees. The Company generally does this as an accommodation to its licensees to consolidate ordering from the manufacturers. The revenue associated with such activity is included in licensing revenue and the associated cost of goods sold is included in selling general and administrative expenses and was approximately equal to revenue.

The following table presents our revenues disaggregated by license type:

	For the Three Months Ended March 31,
	2020	2019
Licensing revenue by license type:
Direct-to-retail license	$7,808	$9,753
Wholesale licenses	19,879	25,806
Other licenses	264	383
	$27,951	$35,942

The following table represents our revenues disaggregated by geography:

	For the Three Months Ended March 31,
	2020	2019
Total licensing revenue by geographic region:
United States	$16,216	$22,619
Other (1)	11,735	13,323
	$27,951	$35,942
(1)	No single country outside of the United States represented 10% or more of the Company’s revenues in the periods presented.

Remaining Performance Obligation

We enter into long-term license agreements with our licensees across all operating segments.  Revenues are recognized on a straight-line basis consistent with the nature, timing and extent of our services, which primarily relate to the ongoing brand management and maintenance of the intellectual property.  As of April 1, 2020, the Company and its joint ventures had a contractual right to receive over $376.1 million of aggregate minimum licensing revenue over the balance and the terms of their current licenses, excluding any renewals.

As of March 31, 2020, future minimum license revenue to be recognized under our existing licenses is as follows: $65.1 million, $71.5 million, $61.4 million, $52.9 million, $37.4 million and $87.8 million for the remainder of FY 2020, FY 2021, FY 2022, FY 2023, FY 2024 and thereafter, respectively.

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

Contract Asset

We record contract assets when revenue is recognized in advance of cash payment being due from our licensees.  As of March 31, 2020, current and long term contract assets were $9.3 million and $12.8 million, respectively. Our current and long term contract assets as of December 31, 2019, which were $9.4 million and $11.8 million, respectively.  For the Current Quarter, the Company incurred an impairment loss of its contract assets of $0.5 million as a result of impairments and certain contract modifications as compared to $0.4 million for the three months ended March 31, 2019 (“Prior Year Quarter”).

Deferred Revenue

We record deferred revenue when cash payment is received or due in advance of our performance, including amounts which are refundable.  Advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s condensed consolidated balance sheet in deferred revenue at the time the payment is received.  The increase in deferred revenues as of March 31, 2020 as compared to December 31, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $3.1 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period.

3. Goodwill and Trademarks and Other Intangibles, net

Goodwill

There were no changes and no impairment of the Company’s goodwill during the Current Quarter or in the Prior Year Quarter. The annual evaluation of the Company’s goodwill, by segment, is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter.  In accordance with ASC 350, during the Current Quarter, the Company reassessed the fair value of its goodwill considering the impact of the COVID 19 pandemic on current and future cash flows of its International reporting unit.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		March 31, 2020		December 31, 2019
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks	Indefinite	$258,608	$—	$274,080	$—
Definite-lived trademarks	10-15	8,958	8,958	8,958	8,958
Licensing contracts	1-9	978	978	978	974
		$268,544	$9,936	$284,016	$9,932
Trademarks and other intangibles, net			$258,608		$274,084

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

In accordance with ASC 350, the Company reassessed the fair values of its indefinite-lived trademarks considering the impact of the COVID-19 pandemic on current and future cash flows. The Company recorded impairment charges of $13.7 million primarily to the Rampage, Joe Boxer, Waverly, Fieldcrest and Umbro indefinite-lived trademarks during the Current Quarter, and none in the Prior Year Quarter.  Further, in accordance with ASC 360, there were no impairment charges to the Company’s definite-lived trademarks during any periods presented.

Other amortizable intangibles represent licensing contracts, which are amortized on a straight-line basis over their estimated useful lives of 1 to 9 years. Certain trademarks are amortized using estimated useful lives of 10 to 15 years with no residual values.

Amortization expense for intangible assets for both the Current Quarter and Prior Year Quarter was less than $0.1 million.

4. Joint Ventures and Investments

Joint Ventures

As of March 31, 2020, the following joint ventures are consolidated with the Company:

Entity Name	Date of Original Formation / Investment	Iconix's Ownership % as of March 31, 2020	Joint Venture Partner	Put / Call Options, as applicable (2)
Lee Cooper China Limited	June 2018	100%	POS Lee Cooper HK Co. Ltd.	—
Starter China Limited	March 2018	100%	Photosynthesis Holdings Co. Ltd.	—
Danskin China Limited	October 2016	100%	Li-Ning (China) Sports Goods Co. Ltd.	—
Umbro China Limited	July 2016	100% (3)	Hong Kong MH Umbro International Co. Ltd.	—
US Pony Holdings, LLC	February 2015	75%	Anthony L&S Athletics, LLC	—
Iconix MENA Ltd. (1)	December 2014	55%	Global Brands Group Asia Limited	Put / Call Options
Iconix Israel, LLC (1)	November 2013	50%	MGS	—
Iconix Europe LLC (1)	December 2009	51%	Global Brands Group Asia Limited	Put / Call Options
Iconix Australia (1)	September 2013	55%	Pac Brands USA, Inc.	Put / Call Options
Diamond Icon (1)	March 2013	51%	Albion Agencies Ltd.	—
Buffalo brand joint venture (1)	February 2013	51%	Buffalo International	—
Icon Modern Amusement, LLC (1)	December 2012	51%	Dirty Bird Productions	—
Hardy Way, LLC	May 2009	85%	Donald Edward Hardy	—

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

(2)	Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for material terms of the put/call options associated with certain of the Company’s joint ventures.
(3)

In July 2019, pursuant to the operating agreement, the Company reacquired the remaining 5% ownership interest in Umbro China from MHMC, its joint venture partner, for approximately $1.3 million.  As a result of this transaction, the Company now maintains 100% ownership interest in Umbro China. In April of 2020, the Company announced that it had entered into an agreement to sell its interests in the entity to HK Qiaodan International Limited for approximately $62.5 million. The transaction is anticipated to close on or before September 15, 2020.

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

(2)	Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for material terms of the put/call options associated with the Company’s joint venture.
(3)

In March 2020, the Company entered into an amendment to the Iconix SE Asia, Ltd. Operating Agreement to extend the put/call options from the six-month period commencing on December 31, 2019 to the period commencing March 31, 2021 and ending on September 30, 2021.

Additionally, through its ownership of Iconix China Holdings Limited, the Company has equity interests in the following private companies, which are accounted for as equity method investments:

		Ownership by	Value of Investment as of
Brands Placed	Partner	Iconix China	March 31, 2020	December 31, 2019
Candie’s	Candies Shanghai Fashion Co. Ltd.	20%	$10,156	$10,100
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	1,492	2,270
Material Girl	Ningbo Material Girl Fashion Co. Ltd.(1)	0%	—	—
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	9,758	10,216
			$21,406	$22,586

(1)

In March 2019, the Company sold its 20% interest in Ningbo Material Girl Fashion Co. Ltd. (“Material Girl China”) to Ningbo Peacebird Fashion & Accessories Co. Ltd. for $3.0 million in cash.  Pursuant to the agreement, the sale price is further reduced by the initial cash investment of $0.2 million as well as $0.6 million on brand management expenses incurred since the inception of the Material Girl China entity, to total net proceeds of $2.2 million.  Additionally, Purim LLC, our MG Icon partner, is entitled to 33.3% of the net proceeds (or approximately $0.7 million) resulting in the Company’s portion of the net proceeds from the transaction to be approximately $1.5 million.  As a result of this transaction, the Company recognized a gain of $0.2 million, which has been recorded within Other Income in the Company’s condensed consolidated statement of operations during FY 2019.

Other Equity Investments

In July 2013, the Company purchased a minority interest in Marcy Media Holdings, LLC (“Marcy Media”), resulting in the Company’s indirect ownership of a 5% interest in Roc Nation, LLC for $32 million. In the third quarter of 2019, the Company recorded an impairment charge of $17.0 million on its investment in Marcy Media. During the fourth quarter of 2019, the Company sold its interests in Marcy Media for $15.0 million.

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

Financial Instruments

As of March 31, 2020, and December 31, 2019, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our other equity investments not carried at fair value is not readily determinable, and it is not practical to obtain the information needed to determine the value. For FY 2019, the Company recorded a $9.6 million (inclusive of $2.6 million of advances made to the entity) impairment charge to its equity investment in MG Icon based upon a decline in the fair value of the investment due to poor performance and an impairment of its investment in Marcy Media Holdings, LLC in the amount of $17.0 million based on the estimated value that would be realized on the disposition of our equity interest. There has been no indication of impairment of other equity investments as of March 31, 2020 and December 31, 2019. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1), (2)	$634,987	$514,996	$645,721	$556,187

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.
(2)	Includes the 5.75% Convertible Notes accounted for under the fair value option. See to Note 6.

Additionally, the fair value of the other equity investments acquired as part of the FY 2015 purchase of our joint venture partners’ interest in Iconix China, was $0.0 million as of March 31, 2020 as the investment was sold in FY 2019.

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other” (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks.  During the first quarter of 2020, the Company recorded impairment charges on the Rampage, Joe Boxer, Umbro and Fieldcrest indefinite-lived trademarks. The Company recorded an impairment on its investment in Marcy Media Holdings, LLC during FY 2019 and the Company recorded impairment charges on the Joe Boxer, Mudd, OP, Bongo, Rampage, Mossimo, Fieldcrest, Royal Velvet and Umbro indefinite-lived trademarks during FY 2019.

6. Fair Value Option

The Company accounts for its 5.75% Convertible Notes under the fair value option.  The fair value carrying amount of the 5.75% Convertible Notes as of March 31, 2020 and December 31, 2019 is $46.5 million and $47.3 million, respectively, as compared to the contractual principal outstanding balance which is $94.4 million and $94.4 million as of March 31, 2020 and December 31, 2019, respectively. The change of $0.8 million and $20.0 million in the fair value of the 5.75% Convertible Notes accounted for under the fair value option are included in the Company’s condensed consolidated statement of operations for the Current Quarter and Prior Year Quarter, respectively, within Other Income.

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

7. Debt Arrangements

The Company’s debt obligations consist of the following:

	March 31, 2020	December 31, 2019
Senior Secured Notes	$330,551	$338,130
Variable Funding Note, net of original issue discount	100,000	99,610
Senior Secured Term Loan, net of original issue discount	158,892	162,418
5.75% Convertible Notes (1)	46,485	47,277
Unamortized debt issuance costs	(941)	(1,714)
Total debt	634,987	645,721
Less current maturities	32,255	61,976
Total long-term debt	$602,732	$583,745

(1)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019.  The actual principal outstanding balance of the 5.75% Convertible Notes is $94.4 million and $94.4 million as of March 31, 2020 and December 31, 2019, respectively.

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

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allowed for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent.  The Variable Funding Notes are governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Securitization Notes Indenture. Interest on the Variable Funding Notes is payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, each as defined in the Variable Funding Note Purchase Agreement.  In February 2015, the Company fully drew down the $100.0 million of available funding under the Variable Funding Notes, which remains outstanding as of March 31, 2020.

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

On August 18, 2017, the Company entered into an amendment to the Securitization Notes Supplemental Indenture to, among other things, (i) extend the anticipated repayment date for the Variable Funding Notes from January 2018 to January 2020, (the “anticipated repayment date”), (ii) decrease the L/C Commitment and the Swingline Commitment (as such terms are defined in the amendment) available under the Variable Funding Notes to $0 as of the closing date, (iii) replace Barclays Bank PLC with Guggenheim Securities Credit Partners, LLC, as provider of letters of credit, as swingline lender and as administrative agent under the purchase agreement and (iv) provide that, upon the disposition of intellectual property assets by the Co-Issuers as permitted by the Securitization Notes Base Indenture, (x) the holders of the Variable Funding Notes will receive a mandatory prepayment, pro rata based on the amount of Variable Funding Notes held by such holder, and (y) the maximum commitment will be permanently reduced by the amount of the mandatory prepayment.

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

The legal final maturity date of the Securitization Notes is in January of 2043. The Company did not repay or refinance the Securitization Notes prior to the anticipated repayment date, and as a result, during the first quarter of 2020, additional interest began accruing on amounts outstanding under the Securitization Notes at a rate equal to (A) in respect of the Variable Funding Notes, 5% per annum, (B) in respect of the 2012 Senior Secured Notes and the 2013 Senior Secured Notes, the greater of (1) 5% per annum and (2) a per annum interest rate equal to the excess, if any, by which the sum of (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis), on the anticipated repayment date of the United States treasury security having a term closest to 10 years plus (y) 5% per annum plus (z) with respect to the 2012 Senior Secured Notes, 3.4% per annum, or with respect to the 2013 Senior Secured Notes, 3.14% per annum, exceeds the original interest rate. Pursuant to the Securitization Notes Indenture, such additional interest is not due to be paid by the Company until January 2043 (the legal maturity date) and does not compound annually.  The Company reflects additional accrued interest as interest expense and Other Liabilities – Long term in its consolidated financial statements. The Securitization Notes rank pari passu with each other.

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

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of March 31, 2020, the Company is in compliance with all covenants under the Securitization Notes.

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

The legal final maturity date of the Securitization Notes is in January of 2043. As discussed above, the Company did not repay or refinance the Securitization Notes prior to the anticipated repayment date. Beginning January 2020, the Company is no longer required to make previously designated contractual principal payments. Future principal payments will be formulaically based on a percentage of receipts of royalty revenue.

    In July 2017, in connection with the sale of the businesses underlying the Entertainment segment, the Company made a mandatory principal prepayment on its Senior Secured Notes of $152.2 million.

As of March 31, 2020 and December 31, 2019, the total outstanding principal balance of the Securitization Notes was $430.6 million and $438.1 million, respectively, of which $13.0 million and $42.7 million, respectively, is included in the current portion of long-term debt on the consolidated balance sheet. As of March 31, 2020 and December 31, 2019, $8.1 million and $14.9 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For the Current Quarter and Prior Year Quarter, interest expense relating to the Securitization Notes was approximately $4.6 million and $5.4 million, respectively. For the Current Quarter and Prior Year Quarter long-term accrued interest expense related to the Securitization Notes was $4.3 million and zero respectively. For the Current Quarter and Prior Year Quarter, the Company recorded an expense for the amortization of original issue discount and deferred financing costs relating to the Securitization Notes of $1.1 million and $1.7 million, respectively. The effective interest rate on such notes is 5.3%

Senior Secured Term Loan

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

In connection with the Second Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the Senior Secured Term Loan (“Flex”) and ticking fees on the unfunded portion of the loan. The Second Amendment allows, among other things, for cash payments on account of the Flex and ticking fees to be paid from the proceeds of the First Delayed Draw Term Loan, which was previously fully funded in accordance with the terms of the Senior Secured Term Loan. After giving effect to the additional Flex provided in the Second Amendment, the Company estimated that it could be responsible for payments on account of Flex in an aggregate total amount of up to $12.0 million.  As of March 31, 2020, the Company has paid a total of approximately $5.0 million in Flex.  The Company has recorded this amount against the outstanding principal balance of Senior Secured Term Loan on the Company’s consolidated balance sheet and is being amortized over the remaining term of Senior Secured Term Loan.

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

Fifth Amendment

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

As of March 31, 2020 and December 31, 2019, the outstanding principal balance of the Senior Secured Term Loan was $158.9 million (which is net of $11.9 million of original issue discount) and $162.4 million (which is net of $13.2 million of original issue discount), respectively, of which $19.3 million and $19.3 million is recorded in current portion of long term debt on the Company’s consolidated balance sheet, respectively.

The Company recorded cash interest expense of approximately $4.0 million relating to the Senior Secured Term Loan in the Current Quarter as compared to $4.5 million in the Prior Year Quarter.

The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $1.4 million relating to the Senior Secured Term Loan, included in interest expense on the consolidated statement of operations, during the Current Quarter as compared to $1.3 million during the Prior Year Quarter. The effective interest rate on the Senior Secured Term loan is 13.2%

5.75% Convertible Notes

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

During the Current Quarter, noteholders converted an aggregate outstanding principal balance of $0.0 million, of their 5.75% Convertible Notes into shares of the Company’s common stock.

The Company has elected to account for the 5.75% Convertible Notes based on the Fair Value Option accounting as outlined in ASC 825.  Refer to Note 6 for further details.  As of March 31, 2020 and December 31, 2019, while the debt balance recorded at fair value on the Company’s consolidated balance sheet is $46.5 million and $47.3 million, respectively, the actual outstanding principal balance of the 5.75% Convertible Notes is $94.4 million and $94.4 million, respectively.

The Company recorded interest expense of approximately $1.4 million relating to the 5.75% Convertible Notes in the Current Quarter as compared to $1.5 million in the Prior Year Quarter.

Debt Maturities

As of March 31, 2020, the Company’s debt maturities on a calendar year basis are as follows:

	Total	April 1 through December 31, 2020	2021	2022	2023	2024	Thereafter
Senior Secured Notes (1)	$330,551	$9,808	$12,032	$10,651	$10,651	$10,651	$276,758
Variable Funding Notes	$100,000	—	—	—	—	—	100,000
Senior Secured Term Loan (2)	$158,892	14,463	19,284	19,284	105,861	—	—
5.75% Convertible Notes (3)	$46,485	—	—	—	46,485	—	—
Total	$635,928	$24,271	$31,316	$29,935	$162,997	$10,651	$376,758

(1)          The legal final maturity of the Securitization Notes is in January of 2043. As the Company did not repay or refinance the Securitization Notes prior to the anticipated repayment date, beginning January 2020, the Company is no longer be required to make previously designated contractual principal payments. Future principal payments will be formulaically based on a percentage of receipts of royalty revenue, and as such are subject market factors outside of the Company’s control. There can be no assurance that all or any future principal payments projected for the Senior Secured Notes will be made in accordance with the projections provided.

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the condensed consolidated balance sheet as of March 31, 2020.  The actual principal outstanding balance of the Senior Secured Term Loan is $170.8 million as of March 31, 2020.

(3)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the condensed consolidated balance sheet as of March 31, 2020.  The actual principal outstanding balance of the 5.75% Convertible Notes is $94.4 million as of March 31, 2020.

8. Stockholders’ Equity

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

Shares Reserved for Issuance

As of March 31, 2020, there were less than 0.1 million common shares available for issuance under the 2016 Plan.

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

Stock Options

There were no grants of stock options, and no compensation expense related to stock option grants during the Current Quarter or Prior Year Quarter as all prior awards have been fully expensed. During FY 2019, the remaining 1,500 stock options outstanding and exercisable at a weighted average exercise price of $171.60 expired.

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

The following table summarizes information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2020	326,844	$1.94
Granted	—	—
Vested	(196,332)	1.97
Forfeited/Canceled	—	—
Non-vested, March 31, 2020	130,512	$1.90

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

Compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) for the Current Quarter and Prior Year Quarter was approximately $0.1 million and $0.2 million, respectively.

An additional amount of $0.3 million of expense of compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) is expected to be expensed over a period of approximately twelve to twenty four months.

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

Compensation expense related to the retention stock awards was less than $0.1 million and $0.1 million for the Current Quarter and Prior Year Quarter, respectively. An additional amount of $0.2 million of compensation expense related to Mr. Galvin’s retention stock awards is expected to be expensed over a period of approximately 2 years.

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

On March 7, 2017, the Company approved a new grant for long-term incentive compensation (the “2017 LTIP”) for certain employees and granted equity awards under the 2017 LTIP in the aggregate amount of approximately 0.1 million shares at a weighted average share price of $75.20 with a then current value of $6.6 million.  The awards granted were a combination of RSUs and target level PSUs.  The material terms of the PSUs and RSUs are substantially similar to those set forth in the 2016 LTIP.  Specifically, the RSUs vest one third annually on each of March 30, 2018, March 30, 2019 and March 30, 2020.  The PSUs vest based on performance metrics approved by the Compensation Committee, which, for the performance period commencing January 1, 2017 and ending on December 31, 2019, are based on the Company’s achievement of an aggregate adjusted operating income performance target as set forth in the applicable award agreements, and continued employment through December 31, 2019.  None of the 2017 LTIP PSUs vested.

On March 15, 2018, the Company approved a new grant for long-term incentive compensation (the “2018 LTIP”) for certain employees, which consisted of (i) PSU equity awards in the aggregate amount of approximately 0.2 million shares at a weighted average share price of $13.80 with a then current value of $3.1 million and (ii) cash awards in the aggregate amount of approximately $3.1 million (the “2018 Cash Grant”).  The Cash Grants comprising the 2018 LTIP vest in 48 equal semi-monthly installments on the 15th and last days of each month, beginning March 31, 2018 and ending March 15, 2020, subject in each case to continued employment through the applicable vesting date.  Each installment is paid within 15 days of the applicable vesting date.  Upon the end of an employee’s employment with the Company, any remaining unpaid portion of the 2018 Cash Grant is forfeited.  The PSUs vest based on performance metrics approved by the Compensation Committee over three separate performance periods, commencing on January 1 of each of 2018, 2019 and 2020 and ending on December 31 of each of 2018, 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted operating income performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date.  For the Current Quarter, less than 0.1 million shares were forfeited in respect of the 2018 LTIP.  The weighted average remaining contractual term (in years) of the PSUs is less than one year.

On March 15, 2019, the Company approved a new grant for long-term incentive compensation (the “2019 LTIP”) for certain employees, which consisted of (i) PSU equity awards in the aggregate amount of approximately 0.4 million shares at a weighted average share price of $2.02 with a then current value of $0.8 million and (ii) cash awards in the aggregate amount of approximately $1.0 million (the “2019 Cash Grant”).  As part of the 2019 LTIP, pursuant to his employment agreement, the Company’s Chief Executive Officer and President was granted 0.3 million shares of the Company’s common stock with an aggregate fair market value of $0.3 million upon final execution of the RSU agreement in April 2019.  The 2019 Cash Grant and the PSUs vest based on performance metrics approved by the Compensation Committee over two separate performance periods, commencing on January 1 of each of 2019 and 2020 and ending on December 31 of each of 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted EBITDA performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date. For the Current Quarter, less than 0.1 million shares were forfeited in respect of the 2019 LTIP. The weighted average remaining contractual term (in years) of the PSUs is less than one year.

In the Current Quarter, the Company recognized compensation expense related to the PSUs granted as part of the long-term incentive plans of less than $0.1 million as compared to a compensation benefit of $0.1 million in the Prior Year Quarter.  An additional amount of $0.2 million of compensation expense related to the PSUs granted is expected to be expensed over a period of less than one year.

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards and stock options, approximately 0.4 million shares were anti-dilutive, as compared to approximately 0.3 million shares that were anti-dilutive for the Prior Year Quarter.

For the Current Quarter, approximately 0.4 million of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive as compared to none of the performance related restricted stock-based awards issued to the Company’s named executive officers that were anti-dilutive in the Prior Year Quarter.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Basic	11,772	8,465
Effect of convertible notes subject to conversion	—	36,269
Effect of assumed vesting of dilutive shares	—	52
Diluted	11,772	44,786

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

	For the Three Months Ended March 31,
	2020	2019
For earnings (loss) per share - basic:
Net income attributable to Iconix Brand Group, Inc.	$(21,483)	$17,945
Accretion of redeemable non-controlling interest	(394)	—
Net income attributable to Iconix Brand Group, Inc. after the effect of accretion of redeemable non-controlling interest for basic earnings (loss) per share	$(21,877)	$17,945
For earnings (loss) per share - diluted:
Net income attributable to Iconix Brand Group, Inc.	$(21,483)	$17,945
Effect of potential conversion of 5.75% Convertible Notes	—	(18,244)
Accretion of redeemable non-controlling interest	(394)	—
Net income attributable to Iconix Brand Group, Inc. after the effect of potential conversion of 5.75% Convertible Notes for diluted earnings (loss) per share	$(21,877)	$(299)

Earnings (loss) per share:
Basic	$(1.86)	$2.12
Diluted	$(1.86)	$(0.01)
Weighted average number of common shares outstanding:
Basic	11,772	8,465
Diluted	11,772	44,786

10. Contingencies

In May 2016, Supply Company, LLC, (“Supply”), a former licensee of the Ed Hardy trademark, commenced the action against the Company and its affiliate, Hardy Way, LLC, (“Hardy Way”, and, together with the Company, the “Iconix Defendants”) seeking damages of $50 million, including punitive damages, attorneys’ fees and costs(the “Supply Litigation”).  Supply alleges that Hardy Way breached the parties’ license agreement by failing to reimburse Supply for markdown reimbursement requests that Supply received from a certain retailer. Supply also alleges that the Company is liable for fraud because it made purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark in order to induce Supply to enter into the license agreement and to induce Supply to enter into a separate agreement with a certain retailer. The Iconix Defendants are vigorously defending against the claims in the Supply Litigation, and have filed a motion to dismiss the Complaint, which is awaiting Court decision.  In addition, Hardy Way commenced an action against Kevin Yap (“Yap”), the principal of Supply, to enforce the terms of his guarantee of Supply’s obligations under the Supply-Hardy Way license agreement for the Ed Hardy trademark (the “Yap Litigation”).  In response, Yap filed counterclaims against Hardy Way asserting two declaratory judgment claims seeking similar damages as in the Supply Litigation, including the reimbursement of Supply for losses allegedly suffered because of the markdown reimbursement requests, as well as rescission of the Supply-Hardy Way license agreement, other damages and attorneys’ fees and costs.  Hardy Way is vigorously defending against the counterclaims in the Yap Litigation, and has filed a pre-discovery motion for summary judgment on its affirmative claim and to dismiss Yap’s counterclaims, which is awaiting Court decision.  At this time, the Company is unable to estimate the ultimate outcomes of the Supply Litigation or the Yap Litigation.

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

As previously disclosed, the Company received a formal order of investigation from the SEC staff in December 2015 and was contacted by the U.S. Attorney’s office for the Southern District of New York (the “SDNY”) in December 2018 regarding the same matters underlying the SEC’s investigation (together, the SDNY and SEC investigations, the “Government Investigations”). The Company has cooperated fully with the SEC and SDNY regarding this matter. As previously disclosed, on December 5, 2019, the Company reached an agreement with the SEC to resolve the SEC portion of the Investigation. As part of the settlement, which was approved by the U.S. District Court for the Southern District of New York (“SDNY”), the Company agreed to pay a civil penalty of $5.5 million. On the same day, the U.S. Attorney for the SDNY unsealed charges against the Company’s former Chairman and Chief Executive Officer, as well as its former Chief Operating Officer (who subsequently plead guilty).  The criminal trial of the Company’s former Chairman and Chief Executive Officer in respect of this matter was set to begin on May 11, 2020, but has been postponed indefinitely due to the Covid-19 pandemic.

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

	For the Three Months Ended March 31,
	2020	2019
Joint Venture Partner
M.G.S. Sports Trading Limited	107	116
Pac Brands USA, Inc.	80	28
Albion Equity Partners LLC / GL Damek	587	594
MHMC (1)	—	7
Sports Direct International plc	197	126
	$971	$871

(1) As detailed in Note 4, as of July 2019, MHMC is no longer a related party.

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

The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal income tax purposes, during 2019, the Internal Revenue Service concluded an audit of the 2014 federal tax return, which resulted in a tax benefit of $1.3 million related to interest on a refund claim which was issued upon conclusion of the examination. The Company also files returns in numerous foreign jurisdictions that have varied years remaining open for examination, but generally the statute of limitations is three to four years from when the return is filed. As of March 31, 2020, the Company current has no ongoing audits.

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

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration ("SBA"). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. As of March 31, 2020, the Company has recorded a $6.3M benefit resulting from carrying back their 2018 Net Operating Loss to offset 2013 taxable income. The Company is still evaluating the remaining provisions of the CARES Act.

  The Company’s consolidated effective tax rate for the Current Quarter was 0.0% which resulted in a $0.0 million income tax expense as compared to the consolidated effective tax rate for the Prior Year Quarter of 8.5% which resulted in a $2.0 million income tax expense.  The decrease in the tax provision is a result of the Company receiving a Current Quarter tax benefit resulting from the CARES Act partly offset by an increase in foreign taxes.

Management has not recorded a tax provision for current ongoing tax examinations; however, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

The Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes. Use of the NOL carryforwards is limited under Section 382 of the Internal Revenue Code, as we have had a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code. These complex changes of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of our stock, including certain public “groups” of shareholders as set forth under Section 382 of the Internal Revenue Code, including those arising from new stock issuances and other equity transactions.  Some of these NOL carryforwards will expire if they are not used within certain periods. At this time, we consider it more likely than not that we will not have sufficient taxable income in the future that will allow us to realize these NOL carryforwards.

13. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the Current Quarter and Prior Year Quarter:

Accumulated Other Comprehensive Income
Balance at December 31, 2019	$(54,643)
Foreign currency translation loss	(2,369)
Current period other comprehensive income	(2,369)
Balance at March 31, 2020	$(57,012)

Accumulated Other Comprehensive Income
Balance at December 31, 2018	$(53,068)
Foreign currency translation loss	(1,724)
Current period other comprehensive income	(1,724)
Balance at March 31, 2019	$(54,792)

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

Reportable data for the Company’s operating segments is as follows:

	For the Three Months Ended March 31,
	2020	2019
Licensing revenue:
Women's	$6,478	$8,367
Men's	6,757	10,935
Home	3,162	3,490
International	11,554	13,150
	$27,951	$35,942
Operating income (loss):
Women's	$(1,143)	$7,627
Men's	3,807	7,546
Home	(811)	3,006
International	1,841	8,423
Corporate	(8,544)	(8,204)
	$(4,850)	$18,398

15. Other Assets - Current and Long-Term

Other Assets - Current

	March 31, 2020	December 31, 2019
Other assets - current consisted of the following:
US federal tax receivables	$—	$1,115
Insurance receivable	—	15,000
Note receivable	2,750	—
Prepaid advertising	89	275
Prepaid expenses	6,185	1,207
Prepaid taxes	9,583	1,119
Prepaid insurance	1,737	2,042
Due from related parties	86	86
Other current assets	508	596
Other current assets	$20,938	$21,440

	March 31, 2020	December 31, 2019
Other noncurrent assets consisted of the following:
Prepaid interest	$4,799	$4,868
Deposits	691	707
Other noncurrent assets	1,140	1,205
Other noncurrent assets	$6,630	$6,780

16. Leases

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

For the Current Quarter, components of lease cost were as follows:

For the Three Months Ended March 31, 2020
Operating lease cost	$565
Short-term lease cost	147
Variable lease cost	162
$874

As of March 31, 2020, the operating lease ROU assets and operating lease liabilities were $5.8 million and $8.3 million, respectively.

For the Current Quarter, cash paid for lease liabilities for operating leases was $0.7 million.  There were no ROU assets exchanged and no operating lease obligations assumed during the Current Quarter.  In the Current Quarter, there were no reductions to ROU assets resulting from reductions to lease obligations. The Company recognized $0.1 million in sublease income during the Current Quarter and none in the Prior year Quarter.

Because we generally do not have access to the rate implicit in the lease, the Company utilizes our incremental borrowing rate as the discount rate.  As of March 31, 2020, the weighted average remaining operating lease term is 3.97 years and the weighted average discount rate for the operating leases is 8.60%.

Maturities of lease liabilities under non-cancellable leases as of March 31, 2020 are as follows:

Operating Leases
Remainder of 2020	$1,933
2021	2,437
2022	2,162
2023	2,109
2024	1,079
Total undiscounted lease payments	$9,720
Less: Imputed interest	1,428
Total lease liabilities	$8,292

17. Other Liabilities – Current

As of March 31, 2020, other current liabilities of $14.0 million was primarily related to amounts due to certain joint ventures that are not consolidated with the Company as well as the current portion of the lease liabilities (refer to Note 16 for further details) as compared to $13.8 million as of December 31, 2019.

18. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company located in Luxembourg, is the Euro.  However, the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and the Prior Year Quarter, the Company recorded a $0.1 million currency translation gain and a $0.6 million currency translation loss, respectively, that is included in the condensed consolidated statement of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and the Prior Year Quarter, the Company recognized as a component of its comprehensive income, a foreign currency translation loss of $2.4 million and foreign currency translation loss of $1.7 million, respectively, due to changes in foreign exchange rates during the Current Quarter and the Prior Year Quarter, respectively.

19. Accounting Pronouncements

Recent Accounting Pronouncements

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

20. Other Matters

During the Current Quarter and  Prior Year Quarter, the Company included in its selling, general and administrative expenses approximately $3.5 million and $2.8 million respectively, of charges primarily related and professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation, the class action derivative litigations and the transition of the Company’s management.

21. Subsequent Events

On April 13, 2020, the Company, received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that the Staff of Nasdaq has determined that the minimum market value of its publicly held common stock (the “Market Value of Publicly Held Shares”) fell below $15,000,000 for a period of 30 consecutive business days (from February 24, 2020 through April 9, 2020) and that, therefore, the Company did not meet the minimum market value of publicly held shares requirement set forth in Nasdaq Listing Rule 5450(b)(2)(c) (the “Minimum Market Value Rule”). The letter also states that pursuant to Nasdaq Listing Rule 5810(c)(3)(D), the Company will be provided 180 calendar days to regain compliance with the Minimum Market Value Rule, which period expires October 12, 2020. In accordance with Rule 5810(c)(3)(D), the Company can regain compliance with the Minimum Market Value Rule, if, at any time during such 180-day period, the Market Value of Publicly Held Shares of the Company’s common stock is at least $15,000,000 for a minimum period of 10 consecutive business days. If the Company does not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting. At such time, the Company may appeal the delisting. At such time, the Company may appeal the delisting determination to a Hearings Panel.

On April 16, 2020, Nasdaq approved relief for certain filers with respect to the Minimum Market Value Rule. As a result, the Company has until December 24, 2020, to regain compliance with the Minimum Market Value Rule.

On April 23, 2020, the Company, received a letter from Nasdaq notifying the Company that the minimum bid price per share for its common stock fell below $1.00 for a period of 30 consecutive business days (from March 11, 2020 through April 22, 2020) and therefore the Company did not meet the minimum bid price requirement set forth in the Nasdaq Listing Rules. The letter also states that pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company will be provided 180 calendar days to regain compliance with the minimum bid price requirement, and further notes that the Nasdaq has determined to toll compliance periods for the minimum bid price rule through June 30, 2020, extending the 180 calendar day compliance period to December 28, 2020. In accordance with Rule 5810(c)(3)(A), the Company can regain compliance with the minimum bid price requirement, if, at any time during such 180-day period, the closing bid price of the Company’s common stock is at least $1.00 for a minimum period of 10 consecutive business days. The Company intends to monitor the market value of its publicly held common stock between now and December 24, 2020 and its closing bid price for its common stock between now and December 28, 2020, and will consider available options to resolve the Company’s noncompliance with the minimum bid price requirement or the Minimum Market Value, as may be necessary. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or the Minimum Market Value will otherwise or be in compliance with other Nasdaq listing criteria.

On April 13, 2020, the Company received loan proceeds in the amount of approximately $1.3 million, under the Paycheck Protection Program ("PPP").  The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company intends to use the proceeds for purposes consistent with the PPP.

On April 24, 2020, the Company, and its indirect wholly-owned subsidiary, Iconix Luxembourg Holdings S.à r.l. (“Iconix Luxembourg”), entered into a share purchase agreement (the “SPA”) with HK Qiaodan Investment Limited to sell all of the Company’s equity interests of Umbro China, Limited, a wholly-owned subsidiary of Iconix Luxembourg , to HK Qiaodan International Limited (the “Umbro China Sale”), for consideration of approximately $62.5 million. The Umbro China Sale includes the sale of the Umbro sports brand in the People’s Republic of China, Hong Kong, Taiwan and Macau. The Umbro China Sale is anticipated to close on or prior to September 15, 2020, subject to the satisfaction or waiver of customary closing conditions. The sale agreement contains representations, warranties, and covenants of the parties that are customary for transactions of this type. The Company anticipates using the net proceeds from the Umbro China Sale to repay amounts due under its existing financing arrangements, and otherwise for general corporate purposes.

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

As of March 31, 2020, our brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer ®, Rampage ®, Mudd ®, London Fog ®, Mossimo ®, Ocean Pacific/OP ®, Danskin /Danskin Now ®, Rocawear ®, Artful Dodger ®, Cannon ®, Royal Velvet ®, Fieldcrest ®, Charisma ®, Starter ® , Waverly ®, Ecko Unltd ® /Mark Ecko Cut & Sew ®, Zoo York ®, Umbro ® and Lee Cooper ®; and interests in Material Girl ®, Ed Hardy ®, Truth or Dare ®, Modern Amusement ®, Buffalo ®, Hydraulic ® and Pony ®.

We principally look to monetize the Intellectual Property (“IP”) related to our brands throughout the world and in all relevant categories by licensing directly with leading retailers (“direct to retail” or “DTR”), through a consortia of wholesale licensees, through joint ventures in specific territories and via other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing our brands are sold across a variety of distribution channels. The licensees are generally responsible for designing, manufacturing, and distributing the licensed products. We support our brands with marketing, advertising and promotional campaigns designed to increase brand awareness. Additionally, we provide our licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

Globally, we have over 60 DTR licenses and more than 450 total licenses.  Licensees are selected based upon our belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that we generally requires for each brand. This licensing strategy is designed to permit us to operate our licensing business, leverage our core competencies of marketing and brand management with minimal working capital, and generally without inventory, production or distribution costs or risks, and maintain high margins. The majority of our licensing agreements include minimum guaranteed royalty revenue, which provides us with greater visibility into future cash flows.  As of April 1, 2020, we had a contractual right to receive over $376.1 million of minimum licensing revenue over the balance and the terms of their current licenses, excluding any renewals.

Our Candie’s and Mudd DTR license agreement at Kohl’s will expire under its terms in January 2021. Our Material Girl license with Macy’s expired on January 31, 2020. Our Royal Velvet license agreement with JC Penney expired in January 2019. We have DTR agreements under various terms at Kmart/Sears for the Joe Boxer and Cannon brands with Amazon for Starter and at Costco for the Charisma brands. We are actively seeking to place Candie’s, Bongo, OP, Danskin, Mossimo and Material Girl with new or existing licensees. At this time, we are uncertain how the terms and conditions of any potential replacement licensing arrangements could affect our future revenues and cash flows.

Our goal of maximizing the value of our IP also includes, in certain instances, the sale to third parties of a brand’s trademark in specific territories or categories.  As such, we evaluate potential offers to acquire some or all of a brand’s IP by comparing whether the offer is more valuable than our estimate of the current and potential revenue streams to be earned via our traditional licensing model.  Further, as part of our evaluation process, we also consider whether or not the buyer’s future development of the brand may help to expand the brand’s overall recognition and global revenue potential.

We identify our operating segments according to how business activities are managed and evaluated and, for which separate financial information is available and utilized on a regular basis by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

We have disclosed these reportable segments for the periods shown below.

	For the Three Months Ended March 31,
	2020	2019
Licensing revenue:
Women's	$6,478	$8,367
Men's	6,757	10,935
Home	3,162	3,490
International	11,554	13,150
	$27,951	$35,942
Operating income (loss):
Women's	$(1,143)	$7,627
Men's	3,807	7,546
Home	(811)	3,006
International	1,841	8,423
Corporate	(8,544)	(8,204)
	$(4,850)	$18,398

COVID-19 Pandemic

The spread of the novel coronavirus or COVID-19 (“COVID-19”) during the first quarter of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic is an ongoing phenomenon with uncertain scale and has had severe global macroeconomic and financial market impacts. Certain of our licensees have been and may continue to be adversely impacted by the pandemic due to manufacturing facility closures, store closures, impacts to their distribution networks and a general decrease in customer traffic. We are, in many cases, suspending or deferring capital expenditures. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses. We are also taking certain precautions to provide a safe work environment for our employees. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

As the pandemic continues to unfold, the extent of the pandemic’s effect on our operational and financial performance and liquidity will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include changes in the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Any prolonged material disruption on discretionary spending and consumer demand could negatively affect our licenses and impact our financial position, results of operations and cash flows.

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total revenue for the Current Quarter was approximately $28.0 million, a 22% decrease as compared to $35.9 million for the Prior Year Quarter. Revenue from the women’s segment decreased 23% from $8.4 million in the Prior Year Quarter to $6.5 million in the Current Quarter primarily due to a decrease in licensing revenue from our Mudd brand. Revenue from the men’s segment decreased 38% from $10.9 million in the Prior Year Quarter to $6.8 million in the Current Quarter mainly due to a decrease in licensing revenue from our Buffalo and Umbro brands. Revenue from the home segment decreased 9% from $3.5 million in the Prior Year Quarter to $3.2 million in the Current Quarter mainly due to a decrease in licensing revenue from our Royal Velvet brand as it transitions from its historical DTR relationship.  The international segment decreased 12% from $13.2 million in the Prior Year Quarter to $11.6 million in the Current Quarter mainly due to decreases in Latin America and Europe.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $17.2 million for the Current Quarter as compared to $18.1 million for the Prior Year Quarter, a decrease of $0.9 million or 5%, primarily due to a decrease in compensation and advertising costs partially offset by an increase in bad debt expense. SG&A from the women’s segment decreased 28% from $1.3 million in the Prior Year Quarter to $0.9 million in the Current Quarter. SG&A from the men’s segment decreased 16% from $3.4 million in the Prior Year Quarter to $2.8 million in the Current Quarter. SG&A from the home segment increased 25% from $0.5 million in the Prior Year Quarter to $0.6 million in the Current Quarter. SG&A from the international segment decreased 13% from $5.1 million in the Prior Year Quarter to $4.5 million in the Current Quarter. Corporate SG&A increased 6% from $7.8 million in the Prior Year Quarter to $8.3 million in the Current Quarter.

Depreciation and Amortization. Depreciation and amortization decreased to $0.3 million for the Current Quarter, compared to $0.5 million in the Prior Year Quarter.

Equity (earnings)loss on joint ventures. Equity earnings on joint ventures was a loss of $1.6 million for the Current Quarter, compared to income of $1.0 million for the Prior Year Quarter. The Current Year Quarter included trademark impairment charges of $1.0 million from our investment in South East Asia.

Trademark & Goodwill & Investment Impairment.  Trademark & Goodwill & Investment Impairment loss for the Current Quarter was $13.7 million as compared to zero in the Prior Year Quarter.  The charge for the Current Quarter was based on the impact of COVID-19 pandemic on current and estimated future cash flows and their impact on the fair values primarily of the Rampage, Joe Boxer, Waverly. Fieldcrest and Umbro indefinite-lived trademarks as follows:

Operating Segment	Brand / Trademark	Territory	Amount
Women’s	Rampage	US	$4,630
Women’s	Joe Boxer	US	1,225
Home	Waverly	US	1,783
Home	Royal Velvet	US	838
International	Umbro	International	944
Other	various	various	4,313
Total			$13,733

Operating Income (loss). Total operating loss for the Current Quarter was $4.9 million, a decrease of $23.3 million as compared to income of approximately $18.4 million in the Prior Year Quarter primarily resulting from reduced revenue and $14.7 million of trademark impairment charges (inclusive of $1.0 million of trademark impairment charges reflected on equity method investments). Excluding trademark impairment, total operating income was $9.9 million for the Current Quarter or 35% of total revenue as compared to total operating income of $18.4 million in the Prior Year Quarter or 51% of total revenue. Operating loss from the women’s segment was $1.1 million in the Current Quarter compared to income of $7.6 million in the Prior Year Quarter. Excluding trademark impairment, women’s operating income for the Current Quarter was $5.5 million. Operating income from the men’s operating segment was $3.8 million in the Current Quarter compared to $7.5 million in the Prior Year Quarter. Operating loss from the home segment was $0.8 million in the Current Quarter compared to income of $3.0 million in the Prior Year Quarter. Excluding trademark impairment, the home segment operating income for the Current Quarter was $2.6 million. Operating income from the international segment was $1.8 million in the Current Quarter compared to $8.4 million in the Prior Year Quarter. Excluding trademark impairment, the international segment operating income for the Current Quarter was $6.4 million. Corporate operating loss was $8.5 million in the Current Quarter compared to an operating loss of $8.2 million in the Prior Year Quarter.

Other Expenses (income)-Net. Other expenses (income)- net was approximately $15.8 million of expenses for the Current Quarter as compared to income of $4.9 million for the Prior Year Quarter, an increase of $20.7 million. The increase was primarily related to an increase of $19.0 million in the Current Quarter related to the mark-to-market adjustment from our 5.75% Convertible Notes based on our accounting treatment which requires the fair value of the debt at the end of each period.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 0.0% resulting in a $0.0 million income tax expense, as compared to an effective income tax rate of 8.5% in the Prior Year Quarter which resulted in a $2.0 million income tax expense.  The decrease in the tax provision is the result of receiving a Current Quarter tax benefit resulting from the CARES Act partly offset by an increase in foreign taxes.

Net Income (loss). Our net income was a loss of approximately $27.9 million in the Current Quarter, compared to net income of approximately $21.3 million in the Prior Year Quarter, resulting from the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements are to refinance or extinguish existing indebtedness and to fund working capital needs.  We currently rely primarily on asset sales and the issuance of indebtedness to refinance existing indebtedness.  At March 31, 2020 and December 31, 2019, our cash totaled $40.4 million and $55.5 million, respectively, not including short-term restricted cash of $9.1 million and $15.9 million, respectively. Our short-term restricted cash primarily consists of collection and investment accounts related to our Securitization Notes.

Our Securitization Notes include a financial test, known as the debt service coverage ratio (“DSCR”) that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to the approximate cash flow available to pay such principal and interest.  As a result of a decline in royalty collections during the twelve months ended March 31, 2019, the DSCR fell below 1.10x as of March 31, 2019.  Beginning April 1, 2019, the Senior Secured Notes experienced a Rapid Amortization Event pursuant to the Securitization Notes Indenture.  Upon a Rapid Amortization Event, any residual amounts available will immediately be used to pay down the principal.  We will continue to receive our management fee from the Securitization Note and we do not believe the loss of our residual, if any, will have a significant impact on our operations.  The legal final maturity date of the Securitization Notes is in January of 2043. As the Company did not repay or refinance the Securitization Notes prior to the anticipated repayment date, in January 2020 additional interest will accrue on amounts outstanding under the Securitization Notes. This additional interest is not required to be paid until 2043 and does not compound annually. Beginning January 2020, the Company is no longer required to make previously designated contractual principal payments. Future principal payments will be formulaically based on a percentage of receipts of royalty revenue. However, we believe recent events, primarily related to the impacts of the COVID-19 pandemic, have created risks related to liquidity and maintaining financial covenants, that raise substantial doubt about its ability to continue as a going concern. We have taken steps to reduce expenses and discretionary cash outlays and have been actively pursuing asset sales in order to satisfy liquidity needs under our financial covenants. In April 2020, the Company announced that it had entered into a share purchase agreement with HK Qiaodan Investment Limited to sell its equity in Umbro China for approximately $62.5 million. The Umbro China Sale includes the sale of the Umbro sports brand in the People’s Republic of China, Hong Kong, Taiwan and Macau. The Umbro China Sale is anticipated to close on or prior to September 15, 2020. The Company anticipates using the net proceeds from the Umbro China Sale to repay amounts due under its existing financing arrangements, and otherwise for general corporate purposes.

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

This “Liquidity” section should be read in conjunction with the “COVID-19 Pandemic” section above. See Note 7 of the Notes to unaudited condensed consolidated financial statements for detail on our existing debt arrangements.

Operating Activities

Net cash used by operating activities decreased $0.6 million from net cash used by operating activities of $2.5 million in the Prior Year Quarter to net cash used by operating activities of $1.9 million in the Current Quarter.  The decrease is primarily due to a decrease in Other assets-current relating to the settlement of insurance claims, partly offset by the decrease in revenues from $35.9 million in the Prior Year Quarter to $28.0 million in the Current Quarter.

Investing Activities

Net cash used in investing activities decreased approximately $5.4 million, from net cash provided by investing activities of $0.3 million in the Prior Year Quarter to net cash used in investing activities of $5.1 million in the Current Quarter. The difference between both periods is primarily due $3.0 million of cash provided in the Prior Year Quarter related to the sale of our interest in Ningbo Material Girl and by cash used in the issuance of a loan to an equity investee in the Current Quarter.

Financing Activities

Net cash used in financing activities increased approximately $3.6 million, from cash used in financing activities of $11.1 million in the Prior Year Quarter to cash used in financing activities of $14.7 million in the Current Quarter. The increase between both periods is primarily due to an increase in payments of long-term debt in the Current Quarter.

Other Matters

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used. Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. There have been no material changes with respect to the Company’s critical accounting policies from those disclosed in its 2019 Annual Report on Form 10-K filed with the SEC on March 30, 2020.

Recent Accounting Pronouncements

See Note 19 of the notes to unaudited condensed consolidated financial statements for recent accounting pronouncements.

The statements that are not historical facts contained in this Quarterly Report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in our Form 10-K for the fiscal year ended December 31, 2019 and other SEC filings. The words “believe,” “anticipate,” “expect,” “confident,” “project,” “provide,” “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2020, that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed above.

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

PART II. Other Information

Item 1. Legal Proceedings.

In May 2016, Supply Company, LLC (“Supply”), a former licensee of the Ed Hardy trademark, commenced an action against the Company and its affiliate, Hardy Way, LLC (“Hardy Way” and together with the Company, the “Iconix Defendants”) seeking damages of $50 million, including punitive damages, attorneys’ fees and costs (the “Supply Litigation”). Supply alleges that Hardy Way breached the parties’ license agreement by failing to reimburse Supply for markdown reimbursement requests that Supply received from a certain retailer. Supply also alleges that the Company is liable for fraud because it made purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark in order to induce Supply to enter into the license agreement and to induce Supply to enter into a separate agreement with a certain retailer. The Iconix Defendants are vigorously defending against the claims in the Supply Litigation, and have filed a motion to dismiss the Complaint, which is awaiting Court decision.  In addition, Hardy Way commenced an action against Kevin Yap (“Yap”), the principal of Supply, to enforce the terms of his guarantee of Supply’s obligations under the Supply-Hardy Way license agreement for the Ed Hardy trademark (the “Yap Litigation”).  In response, Yap filed counterclaims against Hardy Way asserting two declaratory judgment claims seeking similar damages as in the Supply Litigation, including the reimbursement of Supply for losses allegedly suffered because of the markdown reimbursement requests, as well as rescission of the Supply-Hardy Way license agreement, other damages and attorneys’ fees and costs.  Hardy Way is vigorously defending against the counterclaims in the Yap Litigation, and has filed a pre-discovery motion for summary judgment on its affirmative claim and to dismiss Yap’s counterclaims, which is awaiting Court decision.  At this time, the Company is unable to estimate the ultimate outcomes of the Supply Litigation or the Yap Litigation

Two shareholder derivative complaints captioned James v. Cuneo et al, Docket No. 1:16-cv-02212 and Ruthazer v. Cuneo et al, Docket No. 1:16-cv-04208 have been consolidated in the United States District Court for the Southern District of New York, and three shareholder derivative complaints captioned De Filippis v. Cuneo et al. Index No. 650711/2016, Gold v. Cole et al, Index No. 53724/2016 and Rosenfeld v. Cuneo et al., Index No. 510427/2016 have been consolidated in the Supreme Court of the State of New York, New York County.  The complaints name the Company as a nominal defendant and assert claims for breach of fiduciary duty, insider trading and unjust enrichment against certain of the Company's current and former directors and officers arising out of the Company's restatement of financial reports and certain employee departures.  At this time, the Company is unable to estimate the ultimate outcome of these matters.

As previously disclosed, the Company received a formal order of investigation from the SEC staff in December 2015 and was contacted by the U.S. Attorney’s office for the Southern District of New York (the “SDNY”) in December 2018 regarding the same matters underlying the SEC’s investigation (together, the SDNY and SEC investigations, the “Government Investigations”). The Company has cooperated fully with the SEC and SDNY regarding this matter. As previously disclosed, on December 5, 2019, the Company reached an agreement with the SEC to resolve the SEC portion of the Investigation. As part of the settlement, which was approved by the U.S. District Court for the Southern District of New York (“SDNY”), the Company agreed to pay a civil penalty of $5.5 million.  On the same day, the U.S. Attorney for the SDNY unsealed charges against the Company’s former Chairman and Chief Executive Officer, as well as its former Chief Operating Officer (who subsequently plead guilty).  The criminal trial of the Company’s former Chairman and Chief Executive Officer in respect of this matter was set to begin on May 11, 2020, but has been postponed indefinitely due to the COVID-19 pandemic.

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

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2019, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

The recent coronavirus outbreak could have an adverse effect on our business, financial position and cash flows.

Concerns are rapidly growing about the global outbreak of a novel strain of the novel coronavirus (“COVID-19” or “coronavirus”) originating in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The virus has spread rapidly across the globe, including the U.S. The pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our licensees, customer sentiment in general, and temporary closing of stores containing our brands. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue to increase, which has already affected, and may continue to affect, retailers, as well as our licensees who sell to these retailers. We are unable to predict when retailers who have temporarily closed stores will reopen or if additional periods of store closures will be needed or mandated. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows as our licensees may request temporary relief, delay or not make scheduled payments. COVID-19 is adversely impacting sales in the apparel and accessories industry. Diminished sales of products bearing our brands may have an adverse effect on the estimated fair value of our intangible assets, including our trademarks. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently. The potential impact of COVID-19 intensifies the business and operating risks that we face and should be considered when reading the additional risk factors below.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to certain trademarks.

As of March 31, 2020, the Company’s consolidated balance sheet reflects debt of approximately $635.0 million (which is net of $0.9 million of debt issuance costs), including (i) securitization debt of $430.6 million under our Series 2012-1 4.229% Senior Secured Notes, Class A-2, Series 2013-1 4.352% Senior Secured Notes, Class A-2 (collectively, the “Senior Secured Notes”), and the Variable Funding Notes, (ii) senior secured debt of $158.0 million (net of original issue discount and debt issuance costs of $12.8 million) under our Senior Secured Term Loan, and (iii) subordinated secured debt of $94.4 million (which is recorded in our consolidated balance sheet as of March 31, 2020 at a fair value of $46.5 million) under our 5.75% convertible senior subordinated secured second lien notes due 2023 (the “5.75% Convertible Notes”). We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our outstanding debt obligations:

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

We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. In particular, we do not know at this time what the effects will be of the COVID-19 pandemic on our liquidity and financial conditions, including the effects of our licensees requesting delaying payments or failing to make payments to us. In the event that we fail to make any required payment under any current or future agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock, result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness and impact the Company’s ability to continue as a going concern.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees, such that the loss of any of such licensees or their renewal on terms less favorable than today, could slow our growth plans, decrease our revenue and impair our cash flows.

Our licenses with Centric Brands and Kohls represent, each in the aggregate, our two largest licensees during the three months ended March 31, 2020, representing approximately 16% and 10%, respectively, of our total revenue for such period.

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

In addition, we may face increasing competition in the future for DTR licenses as other companies owning established brands may decide to enter into licensing arrangements with retailers similar to those we currently have in place. Furthermore, our current or potential DTR licensees may decide to more prominently promote and market competing brands or develop or purchase other brands or establish their own brands, rather than continue their licensing arrangements with us. In addition, increased competition could result in lower sales of products offered by our DTR licensees under our brands. If our competition for retail licenses increases, it may take us longer to procure additional retail licenses.

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

As of March 31, 2020, goodwill represented approximately $26.1 million, or approximately 6%, of the Company’s total consolidated assets, and trademarks and other intangible assets represented approximately $258.6 million, or approximately 56% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

During the Current Quarter, the Company recorded $13.7 million of asset impairment charges.  The charge for the Current Quarter was based on the impact of COVID19 pandemic on current and estimated future cash flows and their impact on the fair value of the Rampage, Joe Boxer, Umbro and Fieldcrest indefinite-lived trademarks. In FY 2019, as a result of a decline in net sales as well as a decline in future guaranteed minimum royalties from license agreements for certain brands, the Company recorded non-cash asset impairment charges related to the write-off of certain of our trademarks of $65.6 million.

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

In the past, we have been named in and settled securities litigation, which were expensive and diverted our management’s time. Further, the Company received a formal order of investigation into certain accounting and reporting issues occurring during the 2013 fiscal year through the third quarter of 2015 from the SEC staff in December 2015 and was contacted by the U.S. Attorney’s office for the Southern District of New York in December 2018 regarding the same matters underlying the SEC’s investigation (together, the “Government Investigations”).  The Company has cooperated fully with the SEC and SDNY regarding this matter. As previously disclosed, on December 5, 2019, the Company reached an agreement with the SEC to resolve the SEC portion of the Investigation. As part of the settlement, which was approved by the U.S. District Court for the Southern District of New York (the “SDNY”), the Company agreed to pay a civil penalty of $5.5 million.  On the same day, the U.S. Attorney for the SDNY unsealed charges against the Company’s former Chairman and Chief Executive Officer, as well as its former Chief Operating Officer (who subsequently plead guilty).  The criminal trial in this matter was set to begin on May 11, 2020, but has been postponed indefinitely due to the COVID-19 pandemic. Furthermore, pursuant to the terms of its articles and bylaws, the Company is obligated to advance legal and other fees to its current and former directors, officers and employees with respect to the Governmental Investigations, which such amounts to date have been significant.  As of the third quarter of 2019, as a result of the expenses related to such matters, the Company’s insurance coverage related to such matters has been exhausted.  As such, the Company will not be reimbursed for any further expenses incurred related to such matters, including by its former Chairman and CEO or certain of its current and former directors, officers and employees that may be witnesses in the afore-mentioned or any additional enforcement, investigatory or other legal actions taken by the SEC or SDNY in respect of such individuals.

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

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter (share count in thousands):

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 - January 31	—	$—	—	$—
February 1 - February 29	42	$1.39	—	$—
March 1 - March 31	27	$0.66	—	$—
Total	69	$1.10	—	$—

*	Amounts purchased represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
Exhibit 10.1

Fifth Amendment and Limited Waiver to Credit Agreement, entered into as of March 30, 2020, among IBG Borrower LLC, a Delaware limited liability company, the Guarantors thereunder; each lender from time to time party thereto; and Cortland Capital Market Services LLC, a Delaware limited liability company, as Administrative Agent and Collateral Agent (incorporated by reference into Exhibit 10.1 to the Company’s Form 8-K (File No. 001-10593), filed March 31, 2020).

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

Iconix Brand Group, Inc.
(Registrant)

Date: May 12, 2020	/s/ Robert C. Galvin
Robert Galvin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2020	/s/ John T. McClain
John T. McClain
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)