Form 10-Q
period 2020-06-30
ICONIX BRAND GROUP, INC.
filed 2020-08-12
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

As of August 7, 2020, 11,859,341 shares of the registrant’s Common Stock, par value $.001 were outstanding.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$50,651	$55,465
Restricted cash	11,666	15,946
Accounts receivable, net	20,941	31,368
Contract asset	11,326	9,448
Other assets – current	9,632	21,440
Total Current Assets	104,216	133,667
Property and equipment:
Furniture, fixtures and equipment	20,319	20,087
Less: Accumulated depreciation	(18,028)	(17,545)
	2,291	2,542
Other Assets:
Other assets	6,224	6,780
Contract asset	11,087	11,807
Right-of-use asset	5,425	6,254
Trademarks and other intangibles, net	254,266	274,084
Investments and joint ventures	43,419	44,827
Goodwill	26,099	26,099
	346,520	369,851
Total Assets	$453,027	$506,060
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$43,986	$51,503
Deferred revenue	5,010	4,701
Current portion of long-term debt	30,927	61,976
Other liabilities – current	14,051	13,775
Total Current Liabilities	93,974	131,955
Deferred income tax liability	4,619	4,464
Long-term debt, less current maturities (includes $49,424 and $47,277, respectively, at fair value)	603,147	583,745
Other liabilities	18,778	7,794
Total Liabilities	720,518	727,958
Redeemable Non-Controlling Interest	26,849	34,461
Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.001 par value shares authorized 260,000; shares issued 15,334 and 15,138, respectively	15	15
Additional paid-in capital	1,045,408	1,045,307
Accumulated losses	(468,035)	(429,117)
Accumulated other comprehensive loss	(54,666)	(54,643)
Less: Treasury stock – 3,490 and 3,421 shares at cost, respectively	(844,526)	(844,442)
Total Iconix Brand Group, Inc. Stockholders’ Deficit	(321,804)	(282,880)
Non-Controlling Interest	27,464	26,521
Total Stockholders’ Deficit	(294,340)	(256,359)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit	$453,027	$506,060

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except earnings per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Licensing revenue	$22,277	$34,394	$50,226	$70,336
Selling, general and administrative expenses	14,978	16,435	32,128	34,528
Depreciation and amortization	306	482	579	974
Equity (earnings) loss on joint ventures	(218)	(1,095)	1,427	(2,137)
Gain on sale of investment	(1,600)	—	(1,600)	—
Investment impairment	100	—	100	—
Trademark impairment	5,162	—	18,895	—
Operating income (loss)	3,549	18,572	(1,303)	36,971
Other expenses (income):
Interest expense	17,047	14,465	33,760	28,970
Interest income	(10)	(90)	(50)	(162)
Other (income) loss, net	2,933	1,140	2,136	(18,795)
Foreign currency translation (gain) loss	130	(258)	66	369
Other expenses (income) – net	20,100	15,257	35,912	10,382
Income (loss) before income taxes	(16,551)	3,315	(37,215)	26,589
(Benefit) Provision for income taxes	(871)	(130)	(876)	1,838
Net income (loss)	(15,680)	3,445	(36,339)	24,751
Less: Net income attributable to non-controlling interest	1,755	2,174	2,579	5,535
Net income (loss) attributable to Iconix Brand Group, Inc.	$(17,435)	$1,271	$(38,918)	$19,216

Earnings (loss) per share:
Basic	$(1.46)	$0.12	$(3.32)	$2.04
Diluted	$(1.46)	$0.12	$(3.32)	$0.08
Weighted average number of common shares outstanding:
Basic	11,859	10,377	11,816	9,426
Diluted	11,859	10,377	11,816	44,779

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(15,680)	$3,445	$(36,339)	$24,751
Other comprehensive (loss) income:
Foreign currency translation loss	2,346	1,121	(23)	(603)
Total other comprehensive (loss) income	2,346	1,121	(23)	(603)
Comprehensive income (loss)	$(13,334)	$4,566	$(36,362)	$24,148
Less: comprehensive income attributable to non-controlling interest	1,755	2,174	2,579	5,535
Comprehensive income (loss) attributable to Iconix Brand Group, Inc.	$(15,089)	$2,392	$(38,941)	$18,613

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance (shares)	15,334	12,207	15,138	11,162
Shares issued on vesting of restricted stock	—	8	196	95
Shares issued on conversion of 5.75% Convertible Notes	—	2,713	—	3,671
Common Stock (shares)	15,334	14,928	15,334	14,928

Beginning balance (amount)	$15	$12	$15	$11
Shares issued on conversion of 5.75% Convertible Notes	—	3	—	4
Common Stock (amount)	$15	$15	$15	$15
Beginning balance	1,045,085	1,039,474	1,045,307	1,037,372
Shares issued on conversion of 5.75% Convertible Notes	—	4,179	—	6,179
Change in redemption value of redeemable non-controlling interest	84	1,586	(311)	1,586
Equity compensation expense	239	258	412	398
Foreign currency translation	—	21	-	(17)
Additional Paid-In Capital	$1,045,408	$1,045,518	$1,045,408	$1,045,518
Beginning balance	(450,600)	(294,460)	(429,117)	(312,796)
Change in redemption value of redeemable non-controlling interest	—	(391)	—	—
Net (loss) income	(17,435)	1,271	(38,918)	19,216
Accumulated Losses	$(468,035)	$(293,580)	$(468,035)	$(293,580)
Beginning balance	(57,012)	(54,792)	(54,643)	(53,068)
Foreign currency translation	2,346	1,121	(23)	(603)
Accumulated Other Comprehensive Loss	$(54,666)	$(53,671)	$(54,666)	$(53,671)
Beginning balance	(844,507)	(844,309)	(844,442)	(844,253)
Shares repurchased on vesting of restricted stock	(19)	(25)	(84)	(81)
Treasury Stock	$(844,526)	$(844,334)	$(844,526)	$(844,334)
Beginning balance	28,671	31,614	26,521	26,999
Reclass from redeemable NCI	—	(4,759)	—	(856)
Net (loss) income	1,407	1,238	4,740	4,599
Distributions to joint ventures	(2,614)	(5,481)	(3,797)	(8,130)
Non-Controlling Interest	$27,464	$22,612	$27,464	$22,612
Total Stockholders' Deficit	$(294,340)	$(123,440)	$(294,340)	$(123,440)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(36,339)	$24,751
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of property and equipment	575	934
Amortization of trademarks and other intangibles	4	40
Amortization of deferred financing costs and debt discount	3,853	6,044
Stock-based compensation expense	412	398
Provision for doubtful accounts	3,645	(244)
Periodic lease cost	1,122	1,101
Earnings on equity investments in joint ventures	1,427	(2,137)
Contract asset impairment	1,208	573
Trademark impairment	18,895	—
Impairment of equity method investment	100	—
Mark to market adjustment on convertible note	2,146	(20,275)
Loss (gain) on debt to equity conversions	—	1,572
Gain on sale of trademarks and other investments	(1,600)	(209)
Income on other equity investment	—	117
Deferred income tax expense	159	999
(Gain) Loss on foreign currency translation	66	369
Changes in operating assets and liabilities:
Accounts receivable	3,946	8,130
Other assets – current	10,358	(2,447)
Other assets	1,479	(1,635)
Deferred revenue	(3)	2,198
Accounts payable and accrued expenses	(951)	(9,227)
Other liabilities	9,031	(1,100)
Net Cash provided by operating activities	19,533	9,952
Cash flows (used in) investing activities:
Purchases of property and equipment	(344)	(367)
Acquisition of trademarks from Iconix Southeast Asia	(2,067)	(2,067)
Issuance of loan to equity investee	(2,750)	—
Proceeds from loan to equity investee	2,750	—
Proceeds from sale of other investments	1,600	3,000
Other investments	(197)	(3,825)
Net cash used in investing activities	(1,008)	(3,259)
Cash flows (used in) financing activities:
Payment of long-term debt	(18,953)	(14,246)
Proceeds from Paycheck Protection Program Loan	1,307	—
Distributions to non-controlling interests	(3,796)	(2,860)
Distributions to redeemable non-controlling interests	(5,765)	(270)
Cost of shares repurchased on vesting of restricted stock	(84)	(81)
Net cash used in financing activities	(27,291)	(17,457)
Effect of exchange rate changes on cash and restricted cash	(328)	187
Net decrease in cash and cash equivalents, and restricted cash	(9,094)	(10,577)
Cash, cash equivalents, and restricted cash, beginning of period	71,411	82,635
Cash, cash equivalents, and restricted cash, end of period	$62,317	$72,058

Supplemental disclosure of cash flow information:

	For the Six Months Ended June 30,
	2020	2019
Cash paid during the period:
Income taxes (net of refunds received)	$(3,270)	$3,997
Interest	$20,254	$23,055
Non-cash investing and financing activities:
Non-cash additions to operating lease assets	$-	$10,462
Shares issued upon conversion of debt to equity	$-	$6,183

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2020 (“Current Quarter”) and the six months ended June 30, 2020 (“Current Six Months”) are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

During first quarter of 2020, the, the Company adopted one new accounting pronouncement.  Refer to Note 19 for further details.

Certain reclassifications, which were immaterial, have been made to conform prior year data to the current presentation. During the year ended December 31, 2019 (“FY 2019”), the Company also made a reclassification between redeemable non-controlling interest and non-controlling interest.

Liquidity

These condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities, in each case, in the ordinary course of business consistent with the Company’s prior periods.  The Company has experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $468.0 million as of June 30, 2020. Net losses incurred for the years ended December 31, 2019 and 2018 amounted to approximately $101.9 million and $89.7 million, respectively. While the Company had positive cash flows from operations in recent periods, the potential adverse impact of the COVID-19 pandemic on its operating results, liquidity and financial condition raises substantial doubt the Company can continue as an ongoing business for the next twelve months.

In view of these matters, continuation as a going concern is dependent upon the continued operations of the Company, which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and successfully carry out its future operations. The Company has taken steps to reduce expenses and discretionary cash outlays and is actively pursuing asset sales, in order to satisfy liquidity needs and financial covenants. In April 2020, the Company announced that it had entered into a share purchase agreement with HK Qiaodan Investment Limited to sell its equity in Umbro China for approximately $62.5 million (the “Umbro China Sale”) and included the sale of the Umbro sports brand in the People’s Republic of China, Hong Kong, Taiwan and Macau. The Umbro China Sale closed on July 31, 2020. The Company received approximately $59.6 million in net proceeds from the Umbro China Sale and in August 2020 repaid approximately $44.7 million under its Senior Secured Term Loan (as defined below).

In June 2020, the Company, entered into a share purchase agreement to sell all of the equity interests of Starter China Limited, a wholly-owned subsidiary of Iconix China (the “Starter China Sale”), for consideration of $16.0 million. The Starter China Sale includes the sale of the Starter brand in the mainland of China, Hong Kong, Taiwan and Macau. The Starter China Sale is anticipated to close on or prior to September 15, 2020. The Company anticipates using the net proceeds from the Starter China Sale to repay amounts due under its existing financing arrangements, and otherwise for general corporate purposes.

The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary, should the Company not continue as a going concern.

For additional information, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 Pandemic

The spread of the novel coronavirus or COVID-19 (“COVID-19”) during the half quarter of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic is an ongoing phenomenon with uncertain scale and has had severe global macroeconomic and financial market impacts. Certain of our licensees have been and may continue to be adversely impacted by the pandemic due to manufacturing facility closures, store closures, impacts to their distribution networks and a general decrease in customer traffic. We are, in many cases, suspending or deferring capital expenditures and are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses. We are also taking certain precautions to provide a safe work environment for our employees. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

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

The following table presents our revenues disaggregated by license type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Licensing revenue by license type:
Direct-to-retail license	$7,163	$10,364	$14,971	$20,117
Wholesale licenses	15,031	23,746	34,908	49,551
Other licenses	83	284	347	668
	$22,277	$34,394	$50,226	$70,336

The following table represents our revenues disaggregated by geography:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Total licensing revenue by geographic region:
United States	$11,049	$18,988	$27,263	$41,607
Other (1)	11,228	15,406	22,963	28,729
	$22,277	$34,394	$50,226	$70,336

(1)	No single country outside of the United States represented 10% or more of the Company’s revenues in the periods presented.

Remaining Performance Obligation

We enter into long-term license agreements with our licensees across all operating segments.  Revenues are recognized on a straight-line basis consistent with the nature, timing and extent of our services, which primarily relate to the ongoing brand management and maintenance of the intellectual property.  As of July 1, 2020, the Company and its joint ventures had a contractual right to receive over $364.7 million of aggregate minimum licensing revenue over the balance and the terms of their current licenses, excluding any renewals.

As of June 30, 2020, future minimum license revenue to be recognized under our existing licenses is as follows: $38.7 million, $64.3 million, $61.4 million, $54.4 million, $39.0 million and $106.9 million for the remainder of FY 2020, FY 2021, FY 2022, FY 2023, FY 2024 and thereafter, respectively.

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

Contract Asset

We record contract assets when revenue is recognized in advance of cash payment being due from our licensees.  As of June 30, 2020, current and long term contract assets were $11.3 million and $11.1 million, respectively. Our current and long term contract assets as of December 31, 2019, which were $9.4 million and $11.8 million, respectively.  For the Current Quarter, the Company incurred an impairment loss of its contract assets of $0.7 million as a result of impairments and certain contract modifications as compared to $0.1 million for the three months ended June 30, 2019 (“Prior Year Quarter”). For the Current Six Months, the Company incurred an impairment loss of $1.2 million as a result of certain contract modifications as compared to $0.6 million in Six Months ended June 30, 2019 (“Prior Year Six Months”).

Deferred Revenue

We record deferred revenue when cash payment is received or due in advance of our performance, including amounts which are refundable.  Advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s condensed consolidated balance sheet in deferred revenue at the time the payment is received.  The increase in deferred revenues as of June 30, 2020 as compared to December 31, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $3.8 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period.

3. Goodwill and Trademarks and Other Intangibles, net

Goodwill

There were no changes and no impairment of the Company’s goodwill during the Current Six Months or in the Prior Year Six Months. The annual evaluation of the Company’s goodwill, by segment, is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter or as deemed necessary due to the identification of a triggering event.  In accordance with ASC 350, during the First Quarter of 2020, the Company reassessed the fair value of its goodwill considering the impact of the COVID 19 pandemic on current and future cash flows of its International reporting unit.  No triggering event was identified during the Current Quarter that would require a reassessment of the Company’s Goodwill.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		June 30, 2020		December 31, 2019
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks	Indefinite	$254,266	$—	$274,080	$—
Definite-lived trademarks	10-15	8,958	8,958	8,958	8,958
Licensing contracts	1-9	978	978	978	974
		$264,202	$9,936	$284,016	$9,932
Trademarks and other intangibles, net			$254,266		$274,084

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

In accordance with ASC 350, the Company reassessed the fair values of its indefinite-lived trademarks considering the impact of the Sears store closures in the Current Quarter as well as the broader impact of the COVID-19 pandemic on current and future cash flows during the first quarter of 2020. The Company recorded impairment charges of $5.2 million for the Joe Boxer and Cannon brands during the Current Quarter and recorded impairment charges of $13.7 million primarily to the Rampage, Joe Boxer, Waverly, Fieldcrest and Umbro indefinite-lived trademarks during the Quarter ended March 31, 2020, resulting in an aggregate charge of $18.9 million for the Current Six Months. There was no impairment expense on trademarks during the Prior Year Quarter or Prior Year Six Months.

In April 2020, the Company announced that it had entered into an agreement for the sale of Umbro China for $62.5 million in gross proceeds. The Umbro China Sale closed on July 31, 2020. The Umbro China sale included the sale of the Umbro trademark in the People’s Republic of China, Hong Kong, Taiwan and Macau. On June 23, 2020, the Company entered into an agreement for the Starter China Sale, for gross proceeds of $16.0 million. The Starter China Sale includes the sale of the Starter trademark in the mainland of China, Hong Kong, Taiwan and Macau. The Starter China Sale is anticipated to close on or prior to September 15, 2020. As of June 30, 2020 the Umbro China and Starter China trademarks were deemed held for sale and the Company reclassed $1.1 million of Trademarks to Other assets – Current.

Other amortizable intangibles represent licensing contracts, which are amortized on a straight-line basis over their estimated useful lives of 1 to 9 years. Certain trademarks are amortized using estimated useful lives of 10 to 15 years with no residual values.

Amortization expense for intangible assets for both the Current Quarter and Prior Year Quarter was zero and less than $0.1 million, respectively. Amortization expense for intangible assets for both the Current Six Months and Prior Year Six Months was less than $0.1 million.

4. Joint Ventures and Investments

Joint Ventures

As of June 30, 2020, the following joint ventures are consolidated with the Company:

Entity Name	Date of Original Formation / Investment	Iconix's Ownership % as of June 30, 2020	Joint Venture Partner	Put / Call Options, as applicable (2)
Lee Cooper China Limited	June 2018	100%	POS Lee Cooper HK Co. Ltd.	—
Starter China Limited	March 2018	100% (4)	Photosynthesis Holdings Co. Ltd.	—
Danskin China Limited	October 2016	90% (5)	Li-Ning (China) Sports Goods Co. Ltd.	—
Umbro China Limited	July 2016	100% (3)	Hong Kong MH Umbro International Co. Ltd.	—
US Pony Holdings, LLC	February 2015	75%	Anthony L&S Athletics, LLC	—
Iconix MENA Ltd. (1)	December 2014	55%	Global Brands Group Asia Limited	Put / Call Options
Iconix Israel, LLC (1)	November 2013	50%	MGS	—
Iconix Europe LLC (1)	December 2009	51%	Global Brands Group Asia Limited	Put / Call Options
Iconix Australia (1)	September 2013	55%	Pac Brands USA, Inc.	Put / Call Options
Diamond Icon (1)	March 2013	51%	Albion Agencies Ltd.	—
Buffalo brand joint venture (1)	February 2013	51%	Buffalo International	—
Icon Modern Amusement, LLC (1)	December 2012	51%	Dirty Bird Productions	—
Hardy Way, LLC	May 2009	85%	Donald Edward Hardy	—

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
(3)

In July 2019, pursuant to the operating agreement, the Company reacquired the remaining 5% ownership interest in Umbro China from MHMC, its joint venture partner, for approximately $1.3 million.  As a result of this transaction, the Company now maintains 100% ownership interest in Umbro China. In April of 2020, the Company announced that it had entered into an agreement to sell its interests in the entity to HK Qiaodan International Limited for approximately $62.5 million. The transaction closed on July 31, 2020.

(4)

In June 2020, the Company, entered into a share purchase agreement to sell all of the equity interests of Starter China Limited, a wholly-owned subsidiary of Iconix China for consideration of $16.0 million. The Starter China Sale includes the sale of the Starter brand in the mainland of China, Hong Kong, Taiwan and Macau. The Starter China Sale is anticipated to close on or prior to September 15, 2020.

(5)	On June 30, 2020, the Company sold a 10% interest in Danskin China Ltd to Li Ning Sports (Hong Kong) Company Ltd for $1.6 million.

Investments

Equity Method Investments

Entity Name	Date of Original Formation / Investment	Partner	Put / Call Options, as applicable(2)
Iconix India joint venture (1)	June 2012	Reliance Brands Ltd.	—
Iconix SE Asia, Ltd. (1)	October 2013	Global Brands Group Asia Limited	Put / Call Options
MG Icon (1)	March 2010	Purim LLC	—

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

Additionally, through its ownership of Iconix China Holdings Limited, the Company has equity interests in the following private companies, which are accounted for as equity method investments:

		Ownership by	Value of Investment as of
Brands Placed	Partner	Iconix China	June 30, 2020	December 31, 2019
Candie’s	Candies Shanghai Fashion Co. Ltd.	20%	$10,058	$10,100
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	1,421	2,270
Material Girl	Ningbo Material Girl Fashion Co. Ltd.(1)	0%	—	—
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	9,729	10,216
			$21,208	$22,586

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

Financial Instruments

As of June 30, 2020, and December 31, 2019, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of our other equity investments not carried at fair value is not readily determinable, and it is not practical to obtain the information needed to determine the value. The Company recorded a $0.1 million impairment charge to other equity investments during the Six Months ended June 30, 2020. For FY 2019, the Company recorded a $9.6 million (inclusive of $2.6 million of advances made to the entity) impairment charge to its equity investment in MG Icon based upon a decline in the fair value of the investment due to poor performance and an impairment of its investment in Marcy Media Holdings, LLC in the amount of $17.0 million based on the estimated value that would be realized on the disposition of our equity interest. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1), (2)	$634,074	$513,981	$645,721	$556,187

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.
(2)	Includes the 5.75% Convertible Notes accounted for under the fair value option. See to Note 6.

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other” (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks.  During the Current Six Months, the Company recorded impairment charges of $18.9 million primarily related to the Rampage, Joe Boxer, Umbro, Cannon and Fieldcrest indefinite-lived trademarks. The Company recorded an impairment on its investment in Marcy Media Holdings, LLC during FY 2019 and the Company recorded impairment charges primarily on the Joe Boxer, Mudd, OP, Bongo, Rampage, Mossimo, Fieldcrest, Royal Velvet and Umbro indefinite-lived trademarks during FY 2019.

6. Fair Value Option

The Company accounts for its 5.75% Convertible Notes under the fair value option.  The fair value carrying amount of the 5.75% Convertible Notes as of June 30, 2020 and December 31, 2019 is $49.4 million and $47.3 million, respectively, as compared to the contractual principal outstanding balance which is $94.4 million and $94.4 million as of June 30, 2020 and December 31, 2019, respectively. The change of $2.9 million and $0.3 million in the fair value of the 5.75% Convertible Notes accounted for under the fair value option are included in the Company’s condensed consolidated statement of operations for the Current Quarter and Prior Year Quarter, respectively, within Other Income. The change of $2.1 million and $20.3 million in the fair value of the 5.75%

Convertible Notes accounted for under the fair value option are included in the Company’s condensed consolidated statement of operations for the Current Six Months and Prior Year Six Months, respectively, within Other Income.

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

7. Debt Arrangements

The Company’s debt obligations consist of the following:

	June 30, 2020	December 31, 2019
Senior Secured Notes	$328,819	$338,130
Variable Funding Note, net of original issue discount	100,000	99,610
Senior Secured Term Loan, net of original issue discount	155,367	162,418
5.75% Convertible Notes (1)	49,424	47,277
Payroll Protection Program Loan	1,307	—
Unamortized debt issuance costs	(843)	(1,714)
Total debt	634,074	645,721
Less current maturities	30,927	61,976
Total long-term debt	$603,147	$583,745

(1)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019.  The actual principal outstanding balance of the 5.75% Convertible Notes is $94.4 million and $94.4 million as of June 30, 2020 and December 31, 2019, respectively.

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

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allowed for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent.  The Variable Funding Notes are governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Securitization Notes Indenture. Interest on the Variable Funding Notes is payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, each as defined in the Variable Funding Note Purchase Agreement.  In February 2015, the Company fully drew down the $100.0 million of available funding under the Variable Funding Notes, which remains outstanding as of June 30, 2020.

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

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of June 30, 2020, the Company is in compliance with all covenants under the Securitization Notes.

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

As of June 30, 2020 and December 31, 2019, the total outstanding principal balance of the Securitization Notes was $428.8 million and $438.1 million, respectively, of which $11.0 million and $42.7 million, respectively, is included in the current portion of long-term debt on the consolidated balance sheet. As of June 30, 2020 and December 31, 2019, $10.7 million and $14.9 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For the Current Quarter and Prior Year Quarter, interest expense relating to the Securitization Notes was approximately $4.7 million and $5.3 million, respectively. For the Current Six Months and the Prior Year Six Months, interest expense relating to the Securitization Notes was approximately $9.3 million and $10.8 million, respectively. For the Current Quarter and Prior Year Quarter long-term accrued interest expense related to the Securitization Notes was $5.9 million and zero, respectively. For the Current Six Months and the Prior Year Six Months, long-term accrued interest expense related to the Securitization Notes was $10.2 million and zero, respectively. For the Current Quarter and Prior Year Quarter, the Company recorded an expense for the amortization of original issue discount and deferred financing costs relating to the Securitization Notes of zero and $1.7 million, respectively. For the Current Six Months and the Prior Year Six Months, the Company recorded an expense for the amortization of original issue discount and deferred financing costs relating to the Securitization Notes of $1.1 million and $3.4 million, respectively. The effective interest rate on such notes is 10.9%, as of June 30, 2020.

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

In connection with the Second Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the Senior Secured Term Loan (“Flex”) and ticking fees on the unfunded portion of the loan. The Second Amendment allows, among other things, for cash payments on account of the Flex and ticking fees to be paid from the proceeds of the First Delayed Draw Term Loan, which was previously fully funded in accordance with the terms of the Senior Secured Term Loan. After giving effect to the additional Flex provided in the Second Amendment, the Company estimated that it could be responsible for payments on account of Flex in an aggregate total amount of up to $12.0 million.  As of June 30, 2020, the Company has paid a total of approximately $5.0 million in Flex.  The Company has recorded this amount against the outstanding principal balance of Senior Secured Term Loan on the Company’s consolidated balance sheet and is being amortized over the remaining term of Senior Secured Term Loan.

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

As of June 30, 2020 and December 31, 2019, the outstanding principal balance of the Senior Secured Term Loan was $155.4 million (which is net of $10.6 million of original issue discount) and $162.4 million (which is net of $13.2 million of original issue discount), respectively, of which $19.3 million and $19.3 million is recorded in current portion of long term debt on the Company’s consolidated balance sheet, respectively.

The Company recorded interest expense of approximately $3.7 million relating to the Senior Secured Term Loan in the Current Quarter as compared to $4.6 million in the Prior Year Quarter. Interest expense relating to the Senior Secured Term loan was $7.7 million in the Current Six Months and $9.1 million in the Prior Year Six Months.

The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $1.4 million relating to the Senior Secured Term Loan, included in interest expense on the consolidated statement of operations, during the Current Quarter and the Prior Year Quarter. The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $2.8 million during the Current Six Months and approximately $2.6 million during the Prior Year Six Months. The effective interest rate on the Senior Secured Term Loan is 12.7%, as of June 30, 2020.

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

During the Current Quarter and Current Six Months, noteholders converted an aggregate outstanding principal balance of zero, of their 5.75% Convertible Notes into shares of the Company’s common stock.

The Company has elected to account for the 5.75% Convertible Notes based on the Fair Value Option accounting as outlined in ASC 825.  Refer to Note 6 for further details.  As of June 30, 2020 and December 31, 2019, while the debt balance recorded at fair value on the Company’s consolidated balance sheet is $49.4 million and $47.3 million, respectively, the actual outstanding principal balance of the 5.75% Convertible Notes is $94.4 million and $94.4 million, respectively.

The Company recorded interest expense of approximately $1.4 million relating to the 5.75% Convertible Notes in the Current Quarter as compared to $1.4 million in the Prior Year Quarter. Interest expense related to the 5.75% Convertible Notes was approximately $2.7 million and $2.9 million for the Current Six Months and Prior Year Six Months, respectively.

Debt Maturities

As of June 30, 2020, the Company’s debt maturities on a calendar year basis are as follows:

	Total	July 1 through December 31, 2020	2021	2022	2023	2024	Thereafter
Senior Secured Notes (1)	$328,819	$6,602	$6,453	$3,631	$—	$—	$312,133
Variable Funding Notes	$100,000	—	—	3,909	7,540	7,540	81,011
Senior Secured Term Loan (2)	$155,367	9,642	19,284	126,441	—	—	—
5.75% Convertible Notes (3)	$49,424	—	—	—	49,424	—	—
Payroll Protection Program Loan	$1,307	145	871	291	—	—	—
Total	$634,917	$16,389	$26,608	$134,272	$56,964	$7,540	$393,144

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

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the condensed consolidated balance sheet as of June 30, 2020.  The actual principal outstanding balance of the Senior Secured Term Loan is $166.0 million as of June 30, 2020.  As a result of the completion of the sale of Umbro China, from which the Company received $59.6 million of net proceeds, a $44.7 million pre-payment was made on August 7, 2020 which is not reflected in future payments in the table above.

(3)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the condensed consolidated balance sheet as of June 30, 2020.  The actual principal outstanding balance of the 5.75% Convertible Notes is $94.4 million as of June 30, 2020.

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

Shares Reserved for Issuance

As of June 30, 2020, there were less than 0.1 million common shares available for issuance under the 2016 Plan.

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

Stock Options

There were no grants of stock options, and no compensation expense related to stock option grants during the Current Six Months or Prior Year Six Months as all prior awards have been fully expensed. During FY 2019, the remaining 1,500 stock options outstanding and exercisable at a weighted average exercise price of $171.60 expired.

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

The following table summarizes information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2020	326,844	$1.94
Granted	—	—
Vested	(196,332)	1.97
Forfeited/Canceled	—	—
Non-vested, June 30, 2020	130,512	$1.90

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

Compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) for the Current Quarter and Prior Year Quarter was less than $0.1 million and $0.2 million, respectively. Compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans) for the Current Six Months and Prior Year Six Months was $0.1 million and $0.4 million, respectively.

An additional amount of $0.2 million of expense of compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) is expected to be expensed over a period of approximately twelve to twenty one months.

For the Current Quarter and Prior Year Quarter, the Company repurchased no shares and shares valued at less than $0.1 million, respectively, of its common stock in connection with net share settlement of restricted stock grants. For both the Current Six Months and Prior Year Six Months, the Company repurchased shares valued at less than $0.1 million of its common stock in connection with net share settlement of restricted stock grants.

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

Compensation expense related to the retention stock awards was less than $0.1 million for both the Current Quarter and Prior Year Quarter, respectively. Compensation expense related to the retention stock awards was approximately $0.1 million and $0.1 million for the Current Six Months and Prior Year Six Months, respectively. An additional amount of $0.2 million of compensation expense related to Mr. Galvin’s retention stock awards is expected to be expensed over a period of approximately eighteen months.

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

On March 15, 2019, the Company approved a new grant for long-term incentive compensation (the “2019 LTIP”) for certain employees, which consisted of (i) PSU equity awards in the aggregate amount of approximately 0.4 million shares at a weighted average share price of $2.02 with a then current value of $0.8 million and (ii) cash awards in the aggregate amount of approximately $1.0 million (the “2019 Cash Grant”).  As part of the 2019 LTIP, pursuant to his employment agreement, the Company’s Chief Executive Officer and President was granted 0.3 million shares of the Company’s common stock with an aggregate fair market value of $0.3 million upon final execution of the RSU agreement in April 2019.  The 2019 Cash Grant and the PSUs vest based on performance metrics approved by the Compensation Committee over two separate performance periods, commencing on January 1 of each of 2019 and 2020 and ending on December 31 of each of 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted EBITDA performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date. For the Current Six Months, less than 0.1 million shares were forfeited in respect of the 2019 LTIP. The weighted average remaining contractual term (in years) of the PSUs is less than one year.

In the Current Quarter, the Company recognized compensation expense related to the PSUs granted as part of the long-term incentive plans of approximately $0.2 million as compared to a compensation benefit of less than $0.1 million in the Prior Year Quarter. In the Current Six Months, compensation expense related to the PSUs was $0.2 million as compared to $0.1 million for the Prior Year Six Months. An additional amount of $0.3 million of compensation expense related to the PSUs granted is expected to be expensed over a period of less than one year.

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards and stock options, approximately 0.3 million shares were anti-dilutive, as compared to approximately 0.5 million shares that were anti-dilutive for the Prior Year Quarter.

For the Current Quarter, none of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive as compared to 0.2 million of the performance related restricted stock-based awards issued to the Company’s named executive officers that were anti-dilutive in the Prior Year Quarter.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Basic	11,859	10,377	11,816	9,426
Effect of convertible notes subject to conversion	—	—	—	35,327
Effect of assumed vesting of dilutive shares	—	—	—	26
Diluted	11,859	10,377	11,816	44,779

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
For earnings (loss) per share - basic:
Net income (loss) attributable to Iconix Brand Group, Inc.	$(17,435)	$1,271	$(38,918)	$19,216
Accretion of redeemable non-controlling interest	84	—	(311)	—
Net income (loss) attributable to Iconix Brand Group, Inc. after the effect of accretion of redeemable non-controlling interest for basic earnings (loss) per share	$(17,351)	$1,271	$(39,229)	$19,216
For earnings (loss) per share - diluted:
Net income (loss) attributable to Iconix Brand Group, Inc.	$(17,435)	$1,271	$(38,918)	$19,216
Effect of potential conversion of 5.75% Convertible Notes	—	—	—	(15,762)
Accretion of redeemable non-controlling interest	84	—	(311)	—
Net income (loss) attributable to Iconix Brand Group, Inc. after the effect of potential conversion of 5.75% Convertible Notes for diluted earnings (loss) per share	$(17,351)	$1,271	$(39,229)	$3,454

Earnings (loss) per share:
Basic	$(1.46)	$0.12	$(3.32)	$2.04
Diluted	$(1.46)	$0.12	$(3.32)	$0.08
Weighted average number of common shares outstanding:
Basic	11,859	10,377	11,816	9,426
Diluted	11,859	10,377	11,816	44,779

10. Contingencies

In May 2016, Supply Company, LLC (“Supply”), a former licensee of the Ed Hardy trademark, commenced an action against the Company and its affiliate, Hardy Way, LLC (“Hardy Way” and together with the Company, the “Iconix Defendants”) seeking damages of $50 million, including punitive damages, attorneys’ fees and costs (the “Supply Litigation”). Supply alleges that Hardy Way breached the parties’ license agreement by failing to reimburse Supply for markdown reimbursement requests that Supply received from a certain retailer. Supply also alleges that the Company is liable for fraud because it made purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark in order to induce Supply to enter into the license agreement and to induce Supply to enter into a separate agreement with a certain retailer. The Iconix Defendants filed a motion to dismiss the Complaint.  In addition, Hardy Way commenced an action against Kevin Yap (“Yap”), the principal of Supply, to enforce the terms of his guarantee of Supply’s obligations under the Supply-Hardy Way license agreement for the Ed Hardy trademark (the “Yap Litigation”).  In response, Yap filed counterclaims against Hardy Way asserting two declaratory judgment claims seeking similar damages as in the Supply Litigation, including the reimbursement of Supply for losses allegedly suffered because of the markdown reimbursement requests, as well as rescission of the Supply-Hardy Way license agreement, other damages and attorneys’ fees and costs.  Hardy Way filed a pre-discovery motion for summary judgment on its affirmative claim and to dismiss Yap’s counterclaims.

On August 10, 2020, the Court issued a consolidated decision (the “Decision”) resolving the Iconix Defendants’ motion to dismiss in the Supply Litigation and Hardy Way’s motion for summary judgment and to dismiss counterclaims in the Yap Litigation.

In the Supply Litigation, the Court granted the Iconix Defendants’ motion to dismiss in all respects, except one, and denied Supply’s cross-motion for leave to amend its complaint.  Thus, as a result of the Decision, the only claim that remains in the Supply Litigation is Supply’s claim of fraudulent inducement based on the Iconix Defendants’ purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark.  In the Yap Litigation, the Court denied Hardy Way’s motion for pre-discovery summary judgment on its affirmative claim as premature because of Yap’s allegation that he was fraudulently induced into entering into the guarantee by Hardy Way’s purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark.  The Court dismissed Yap’s counterclaims related to the markdown reimbursement request and denied Yap’s cross-motion for leave to amend his answer to assert additional defenses.  Thus, as a result of the Decision, the claims that remain in the Yap Litigation are Hardy Way’s affirmative claim against Yap on his guarantee and Yap’s counterclaim for declaratory judgment based on Hardy Way’s purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark.  The Decision is subject to normal appellate rights of all parties.

The Iconix Defendants will continue to vigorously defend the Supply Litigation and the Yap Litigation.  At this time, the Company is unable to estimate the ultimate outcomes of the Supply Litigation or the Yap Litigation.

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

As previously disclosed, the Company received a formal order of investigation from the SEC staff in December 2015 and was contacted by the U.S. Attorney’s office for the Southern District of New York (the “SDNY”) in December 2018 regarding the same matters underlying the SEC’s investigation (together, the SDNY and SEC investigations, the “Government Investigations”). The Company has cooperated fully with the SEC and SDNY regarding this matter. As previously disclosed, on December 5, 2019, the Company reached an agreement with the SEC to resolve the SEC portion of the Investigation. As part of the settlement, which was approved by the U.S. District Court for the Southern District of New York (“SDNY”), the Company agreed to pay a civil penalty of $5.5 million. On the same day, the U.S. Attorney for the SDNY unsealed charges against the Company’s former Chairman and Chief Executive Officer, as well as its former Chief Operating Officer (who subsequently plead guilty).  The criminal trial of the Company’s former Chairman and Chief Executive Officer in respect of this matter was set to begin on May 11, 2020, but has been postponed indefinitely due to the COVID-19 pandemic. The $5.5 million penalty was recorded as an operating expense in 2019 and is being paid in installments. As of June 30, 2020, $1.5 million is included in Accounts payable and accrued expenses.

As previously disclosed, on September 16, 2019, the Company entered into a Stipulation of Settlement (the “Stipulation”) with the lead plaintiff in the securities class action lawsuit pending against it in the United States District Court for the Southern District of New York, In re Iconix Brand Group, Inc., et al., Docket No. 1:15-cv-04860 (the “Class Action”). The proposed settlement releases all claims asserted against the Company and the other named defendants party to the Stipulation in the Class Action without any liability or wrongdoing attributed to them.  The proposed settlement provides for a total settlement payment of $6.0 million, inclusive of administrative fees and fees for lead plaintiff’s counsel and recorded as operating expense in 2019. All of the settlement amount was paid directly by the Company’s directors and officers liability insurance provider. On January 23, 2020, the settlement received court approval, and on July 23, 2020, the U.S. Court of Appeals for the Second Circuit affirmed the settlement.

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

11. Related Party Transactions

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  In the case of Sports Direct International plc (“Sports Direct”), the Company maintains license agreements with Sports Direct, but in addition, during FY 2018, the Company entered into a cooperation agreement with Sports Direct that allowed Sports Direct to appoint two members to the Company’s Board of Directors.  The cooperation agreement expired pursuant to its terms during the first quarter of 2019. For the Current Quarter and Prior Year Quarter, and Current Six Months and Prior Year Six Months, the Company recognized the following royalty revenue amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Joint Venture Partner	2020	2019	2020	2019
M.G.S. Sports Trading Limited	100	103	207	218
Pac Brands USA, Inc.	28	79	108	108
Albion Equity Partners LLC / GL Damek	559	568	1,146	1,162
Li Ning	187	—	187	—
MHMC (1)	—	—	—	7
Sports Direct International plc	697	448	894	574
	$1,571	$1,198	$2,542	$2,069

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

The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal income tax purposes, during 2019, the Internal Revenue Service concluded an audit of the 2014 federal tax return, which resulted in a tax benefit of $1.3 million related to interest on a refund claim which was issued upon conclusion of the examination. The Company also files returns in numerous foreign jurisdictions that have varied years remaining open for examination, but generally the statute of limitations is three to four years from when the return is filed. As of June 30, 2020, the Company currently has no ongoing audits.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the recorded deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these items and the consecutive years of pretax losses (resulting from impairment), management determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance for all taxing jurisdictions.  In addition, the Company continues to have deferred tax liabilities related to indefinite lived intangibles on the condensed consolidated balance sheet a portion of which cannot be considered to be a source of taxable income to offset deferred tax assets.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration ("SBA"). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. As of June 30, 2020, the Company has recorded a $6.5 million benefit resulting from carrying back their 2018 Net Operating Loss to offset 2013 taxable income. The Company is still evaluating the remaining provisions of the CARES Act.

The Company’s consolidated effective tax rate for the Current Quarter was 5.3% which resulted in a $0.9 million income tax benefit as compared to the consolidated effective tax rate for the Prior Year Quarter of -3.9% which resulted in a $0.1 million income tax benefit.  The increase in the tax benefit is a result of a decrease in foreign withholding taxes for the Current Quarter.

The Company’s consolidated effective tax rate for the Current Six Months was 2.4% which resulted in a $0.9 million income tax benefit as compared to the consolidated effective tax rate for the Prior Year Six Months of 6.9% which resulted in a $1.8 million income tax provision.  The decrease in the tax expense is a result of the CARES Act and a decrease in book income.

Management has not recorded a tax provision for years that remain open for tax examinations; however, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

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

13. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the Current Six Months and Prior Year Six Months:

Accumulated Other Comprehensive Income
Balance at December 31, 2019	$(54,643)
Foreign currency translation loss	(23)
Current period other comprehensive income	(23)
Balance at June 30, 2020	$(54,666)

Accumulated Other Comprehensive Income
Balance at December 31, 2018	$(53,068)
Foreign currency translation loss	(603)
Current period other comprehensive income	(603)
Balance at June 30, 2019	$(53,671)

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

Reportable data for the Company’s operating segments is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Licensing revenue:
Women's	$4,409	$8,171	$10,887	$16,538
Men's	2,957	6,614	9,713	17,550
Home	3,787	4,285	6,949	7,775
International	11,124	15,324	22,677	28,473
	$22,277	$34,394	$50,226	$70,336
Operating income (loss):
Women's	$686	$8,622	$(457)	$16,249
Men's	2,036	4,952	5,842	12,498
Home	1,735	3,782	924	6,787
International	6,173	10,766	8,013	19,189
Corporate	(7,081)	(9,550)	(15,625)	(17,752)
	$3,549	$18,572	$(1,303)	$36,971

15. Other Assets - Current and Long-Term

Other Assets - Current

	June 30, 2020	December 31, 2019
Other assets - current consisted of the following:
US federal tax receivables	$—	$1,115
Insurance receivable	—	15,000
Prepaid advertising	174	275
Starter China trademark - Held for Sale	1,100	—
Prepaid expenses	1,203	1,207
Prepaid taxes	5,334	1,119
Prepaid insurance	1,097	2,042
Due from related parties	86	86
Other current assets	638	596
Other current assets	$9,632	$21,440

	June 30, 2020	December 31, 2019
Other noncurrent assets consisted of the following:
Prepaid interest	$4,651	$4,868
Deposits	333	707
Other noncurrent assets	1,240	1,205
Other noncurrent assets	$6,224	$6,780

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

For the Current Quarter, components of lease cost were as follows:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Operating lease cost	$558	$552	$1,123	$1,101
Short-term lease cost	92	70	239	197
Variable lease cost	33	52	195	211
	$683	$674	$1,557	$1,509

As of June 30, 2020, the operating lease ROU assets and operating lease liabilities were $5.4 million and $7.8 million, respectively.

For the Current Quarter and Current Six months, cash paid for lease liabilities for operating leases was $0.7 million and $1.3 million, respectively.  There were no ROU assets exchanged and no operating lease obligations assumed during the Current Quarter and Current Six months. In the Current Quarter and Current Six months, there were no reductions to ROU assets resulting from reductions to lease obligations. The Company recognized $0.1 million in sublease income during the Current Quarter and zero in the Prior year Quarter. The Company recognized $0.2 million in sublease income during the Current Six Months and zero in Prior Year Six Months. Sublease income is presented in operating expenses.

Because we generally do not have access to the rate implicit in the lease, the Company utilizes our incremental borrowing rate as the discount rate.  As of June 30, 2020, the weighted average remaining operating lease term is 3.77 years and the weighted average discount rate for the operating leases is 8.60%.

Maturities of lease liabilities under non-cancellable leases as of June 30, 2020 are as follows:

Operating Leases
Remainder of 2020	$1,288
2021	2,436
2022	2,161
2023	2,109
2024	1,079
Total undiscounted lease payments	$9,073
Less: Imputed interest	1,273
Total lease liabilities	$7,800

17. Other Liabilities – Current

As of June 30, 2020, other current liabilities of $14.1 million was primarily related to amounts due to certain joint ventures that are not consolidated with the Company as well as the current portion of the lease liabilities (refer to Note 16 for further details) as compared to $13.8 million as of December 31, 2019.

18. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company located in Luxembourg, is the Euro.  However, the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and the Prior Year Quarter, the Company recorded a $0.1 million currency translation loss and a $0.3 million currency translation gain, respectively, that is included in the condensed consolidated statement of operations.  Due to fluctuations in currency in the Current Six Months and Prior Year Six Months, the Company recorded a $0.1 million currency translation loss and a $0.4 million translation loss, respectively, that is included in the condensed consolidated statement of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and the Prior Year Quarter, the Company recognized as a component of its comprehensive income, a foreign currency translation gain of $2.3 million and foreign currency translation gain of $1.1 million, respectively, due to changes in foreign exchange rates during the Current Quarter and the Prior Year Quarter, respectively. During the Current Six Months and Prior Year Six Months, the Company recognized as a component of its comprehensive income, a foreign currency translation gain of $0.0 million and a loss of $0.6 million, respectively.

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

20. Other Matters

During the Current Quarter and  Prior Year Quarter, the Company included in its selling, general and administrative expenses approximately $5.3 million and $3.2 million respectively, of charges primarily related and professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation, the class action derivative litigations and the transition of the Company’s management. During the Current Six Months and Prior Year Six Months, the Company included in its selling, general and administrative expenses approximately $8.8 million and $6.0 million respectively, of charges primarily related and professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation, the class action derivative litigations and the transition of the Company’s management.

21. Subsequent Events

The previously announced Umbro China sale closed on July 31, 2020. The Company received approximately $59.6 million in net proceeds from the Umbro China Sale and in August of 2020 repaid approximately $44.7 million under its Senior Secured Term Loan.

As previously disclosed, on July 10, 2020, the Company’s Board of Directors determined to commence a process to broaden its exploration of strategic alternatives available to the Company to enhance shareholder value.  The Board has authorized management and its external advisors to consider a broader range of strategic alternatives, including a potential sale of the Company, merger or other business combination, a recapitalization of its existing capital structure, financings or re-financings of its existing indebtedness, sales of equity and equity-linked securities, dispositions of discrete brands and related assets, licensing or other strategic transactions involving the Company, or any combination of the foregoing. This is in addition to the Company’s previously announced executed definitive agreements to sell the rights to the UMBRO and STARTER brands in China. In connection with such strategic review, the Company retained Ducera Partners LLC as a financial advisor, together with Dechert LLP, its existing legal counsel, to assist in this effort.  There can be no assurance that the exploration of strategic alternatives will result in any transaction or specific course of action. The Company does not intend to disclose developments with respect to the exploration of strategic alternatives unless and until its Board of Directors has approved a specific transaction or course of action or the Company has otherwise determined that further disclosure is appropriate or required by law.

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

As of June 30, 2020, our brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer ®, Rampage ®, Mudd ®, London Fog ®, Mossimo ®, Ocean Pacific/OP ®, Danskin /Danskin Now ®, Rocawear ®, Artful Dodger ®, Cannon ®, Royal Velvet ®, Fieldcrest ®, Charisma ®, Starter ® , Waverly ®, Ecko Unltd ® /Mark Ecko Cut & Sew ®, Zoo York ®, Umbro ® and Lee Cooper ®; and interests in Material Girl ®, Ed Hardy ®, Truth or Dare ®, Modern Amusement ®, Buffalo ®, Hydraulic ® and Pony ®.

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

Globally, we have over 60 DTR licenses and more than 460 total licenses.  Licensees are selected based upon our belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that we generally requires for each brand. This licensing strategy is designed to permit us to operate our licensing business, leverage our core competencies of marketing and brand management with minimal working capital, and generally without inventory, production or distribution costs or risks, and maintain high margins. The majority of our licensing agreements include minimum guaranteed royalty revenue, which provides us with greater visibility into future cash flows.  As of July 1, 2020, we had a contractual right to receive over $364.7 million of minimum licensing revenue over the balance and the terms of their current licenses, excluding any renewals.

Our Candie’s and Mudd DTR license agreement at Kohl’s will expire under its terms in January 2021. Our Material Girl license with Macy’s expired on January 31, 2020. Our Royal Velvet license agreement with JC Penney expired in January 2019. We have DTR agreements under various terms with Amazon for Starter and at Costco for the Charisma brands. We are actively seeking to place Candie’s, Bongo, OP, Danskin, Mossimo and Material Girl with new or existing licensees. At this time, we are uncertain how the terms and conditions of any potential replacement licensing arrangements could affect our future revenues and cash flows.

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

We have disclosed these reportable segments for the periods shown below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Licensing revenue:
Women's	$4,409	$8,171	$10,887	$16,538
Men's	2,957	6,614	9,713	17,550
Home	3,787	4,285	6,949	7,775
International	11,124	15,324	22,677	28,473
	$22,277	$34,394	$50,226	$70,336
Operating income (loss):
Women's	$686	$8,622	$(457)	$16,249
Men's	2,036	4,952	5,842	12,498
Home	1,735	3,782	924	6,787
International	6,173	10,766	8,013	19,189
Corporate	(7,081)	(9,550)	(15,625)	(17,752)
	$3,549	$18,572	$(1,303)	$36,971

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

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total revenue for the Current Quarter was approximately $22.3 million, a 35% decrease as compared to $34.4 million for the Prior Year Quarter. Revenue from the women’s segment decreased 46% from $8.2 million in the Prior Year Quarter to $4.4 million in the Current Quarter primarily due to decreases in licensing revenue from our Mudd and Candies brands. Revenue from the men’s segment decreased 55% from $6.6 million in the Prior Year Quarter to $3.0 million in the Current Quarter mainly due to a decrease in licensing revenue from our Buffalo and Umbro brands. Revenue from the home segment decreased 12% from $4.3 million in the Prior Year Quarter to $3.8 million in the Current Quarter mainly due to a decrease in licensing revenue from our Cannon brand.  The international segment decreased 27% from $15.3 million in the Prior Year Quarter to $11.1 million in the Current Quarter mainly due to decreases in Latin America and Europe.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $15.0 million for the Current Quarter as compared to $16.4 million for the Prior Year Quarter, a decrease of $1.4 million or 9%, primarily due to a decrease in compensation and advertising costs partially offset by an increase in bad debt expense. SG&A from the women’s segment increased from $0.1 million in the Prior Year Quarter to $0.3 million in the Current Quarter. SG&A from the men’s segment decreased 44% from $1.6 million in the Prior Year Quarter to $0.9 million in the Current Quarter. SG&A from the home segment decreased from $0.5 million in the Prior Year Quarter to $0.3 million in the Current Quarter. SG&A from the international segment was unchanged at $5.1 million in the Prior Year Quarter and in the Current Quarter. Corporate SG&A decreased 9% from $9.2 million in the Prior Year Quarter to $8.3 million in the Current Quarter.

Depreciation and Amortization. Depreciation and amortization decreased to $0.3 million for the Current Quarter, compared to $0.5 million in the Prior Year Quarter.

Equity (earnings)loss on joint ventures. Equity earnings on joint ventures was $0.2 million for the Current Quarter, compared to income of $1.1 million for the Prior Year Quarter.

Gain on Sale of Investment. Gain on Sale of Investment reflects the $1.6 million gain on the Sale of a 10% equity interest in Danskin China Ltd. during the Current Quarter.

Trademark & Investment Impairment.  Trademark & Investment Impairment loss for the Current Quarter was $5.3 million as compared to zero in the Prior Year Quarter.  The Trademark impairment charge of $5.2 million for the Current Quarter was based on the impact of COVID-19 and Sears store closures on current and estimated future cash flows and their impact on the fair values primarily of the Cannon and Joe Boxer indefinite-lived trademarks which were written down by $1.8 million and $3.4 million, respectively.

Operating Income. Total operating income for the Current Quarter was $3.5 million, a decrease of $15.1 million as compared to income of approximately $18.6 million in the Prior Year Quarter primarily resulting from reduced revenue and $5.2 million of trademark impairment charges. Excluding trademark and investment impairment and gain on sale of investment, total operating income was $7.2 million for the Current Quarter or 32% of total revenue as compared to total operating income of $18.6 million in the Prior Year Quarter or 54% of total revenue. Operating income from the women’s segment was $0.7 million in the Current Quarter compared to income of $8.6 million in the Prior Year Quarter. Excluding trademark impairment, women’s operating income for the Current Quarter was $4.1 million. Operating income from the men’s operating segment was $2.0 million in the Current Quarter compared to $5.0 million in the Prior Year Quarter. Operating income from the home segment was $1.7 million in the Current Quarter compared to income of $3.8 million in the Prior Year Quarter. Excluding trademark impairment, the home segment operating income for the Current Quarter was $3.5 million. Operating income from the international segment was $6.2 million in the Current Quarter compared to $10.8 million in the Prior Year Quarter. Corporate operating loss was $7.1 million in the Current Quarter compared to an operating loss of $9.5 million in the Prior Year Quarter. Excluding gain on sale of investment, operating loss from the Corporate segment in the Current Quarter was $8.7 million.

Other Expenses (income)-Net. Other expenses (income)- net was approximately $20.1 million for the Current Quarter as compared to of $15.3 million for the Prior Year Quarter, an increase of $4.8 million. The increase was primarily related to an increase of $2.6 million in the Current Year Quarter on interest expense primarily related to the step up in interest rate on the securitization debt.

(Benefit) Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 5.3% resulting in a $0.9 million income tax benefit, as compared to an effective income tax rate of -3.9% in the Prior Year Quarter which resulted in a $0.1 million income tax benefit.  The increase in the tax benefit is a result of a decrease foreign withholding tax for the Current Quarter.

Net Income (loss). Our net loss was approximately $15.7 million in the Current Quarter, compared to net income of approximately $3.4 million in the Prior Year Quarter, resulting from the factors discussed above.

Current Six Months compared to Prior Year Six Months

Licensing Revenue. Total revenue for the Current Six Months was $50.2 million, a 29% decrease as compared to $70.3 million for the Prior Year Six Months. Revenue from the women’s segment decreased 34% from $16.5 million in the Prior Year Six Months to $10.9 million in the Current Six Months primarily due to a decrease in licensing revenue from our Mudd and Candies brands as the brands transition from their historical DTR relationships as well as a decrease in Rampage revenue. Revenue from the men’s segment decreased 45% from $17.5 million in the Prior Year Six Months to $9.7 million in the Current Six Months mainly due to a decrease in licensing revenue from our Buffalo and Umbro brands. Revenue from the home segment decreased 11% from $7.8 million in the Prior Year Six Months to $6.9 million in the Current Six Months mainly due to the transition of our Royal Velvet brand from a DTR relationship. The international segment decreased 20% from $28.5 million in the Prior Year Six Months to $22.7 million in the Current Six Months, mainly due to decreases in Latin America and Europe.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $32.1 million for the Current Six Months as compared to $34.5 million for the Prior Year Six Months, a decrease of $2.4 million or 7%. SG&A from the women’s segment decreased 6% from $1.4 million in the Prior Year Six Months to $1.3 million in the Current Six Months. SG&A from the men’s segment decreased 25% from $5.0 million in the Prior Year Six Months to $3.8 million in the Current Six Months primarily due to a decrease in professional fees. SG&A from the home segment decreased from $1.0 million in the Prior Year Six Months to $0.9 million in the Current Six Months. SG&A from the international segment decreased 6% from $10.2 million in the Prior Year Six Months to $9.6 million in the Current Six Months. Corporate SG&A decreased slightly from $17.0 million in the Prior Year Six Months to $16.6 million in the Current Six Months.

Depreciation and Amortization. Depreciation and amortization was $0.6 million for the Current Six Months, compared to $1.0 million in the Prior Year Six Months.

Equity Earnings on Joint Ventures. Equity earnings on joint ventures was a loss of $1.4 million for the Current Six Months, compared to income of $2.1 million for the Prior Year Six Months. The Current Six Months included trademark impairment charges of $1.0 million from our investment in South East Asia.

Gain on Sale of Investment. Gain on Sale of Investment reflects the $1.6 million gain on the Sale of a 10% equity interest in Danskin China Ltd. during the Current Six Months.

Trademark & Investment Impairment.  Trademark & Investment Impairment loss was $19.0 million for the Current Six Months, as compared to zero in the Prior Year Six Months.  The charge for the Current six Months was based on the impact of COVID-19 pandemic as well as the Sears store closures on current and estimated future cash flows and their impact on the fair values primarily of the Rampage, Joe Boxer, Waverly. Fieldcrest, Canon and Umbro indefinite-lived trademarks and investments as follows:

Operating Segment	Brand / Trademark	Territory	Amount
Women’s	Rampage	US	$4,630
Women’s	Joe Boxer	US	4,605
Home	Waverly	US	1,783
Home	Royal Velvet	US	838
Home	Cannon	US	1,953
International	Umbro	International	944
Other	various	various	4,242
Total			$18,995

Operating Income(loss). Total operating loss for the Current Six Months was $1.3 million, compared to income of approximately $37.0 million in the Prior Year Six Months. Excluding trademark and investment impairment, and gain on sale of investment, total operating income in the Current Six Months was $16.1 million or 32% of total revenue. Operating income from the women’s segment was a loss of $0.5 million in the Current Six Months compared to income of $16.2 million in the Prior Year Six Months. Excluding trademark impairment, operating income from the women’s segment in the Current Six Months was $9.6 million. Operating income from the men’s operating segment was $5.8 million in the Current Six Months compared to $12.5 million in the Prior Year Six Months. Operating income from the home segment was $0.9 million in the Current Six Months compared to $6.8 million in the Prior Year Six Months. Excluding trademark impairment, operating income from the home segment in the Current Six Months was $6.1 million. Operating income from the international segment was $8.0 million in the Current Six Months compared to $19.2 million in the Prior Year Six Months. Excluding trademark impairment, operating income from the international segment in the Current Six Months was $11.6 million. Corporate operating loss was $15.6 million in the Current Six Months compared to operating loss of $17.8 million in the Prior Year Six Months. Excluding gain on sale of investment, operating income from the Corporate segment in the Current Six Months was a loss of $17.2 million.

Other Expenses (income)-Net. Other expenses (income)- net was approximately $35.9 million for the Current Six Months as compared to $10.4 million for the Prior Year Six Months, an increase of $25.5 million. The change reflects a loss of $2.1 million in the Current Six Months as compared to a gain of $20.3 million in the Prior Year Six Months related to the mark-to-market adjustment from our 5.75% Convertible Notes.

Provision (benefit) for Income Taxes. The effective income tax rate for the Current Six Months is approximately 2.4%, which resulted in a $0.9 million income tax benefit, as compared to an effective income tax rate of 6.9% in the Prior Year Six Months, which resulted in a $1.8 million income tax expense.  The decrease in the tax expense is a result of the CARES Act and a decrease in book income.

Net Income(loss). Our net loss was approximately $36.3 million in the Current Six Months, compared to approximately $24.8 million of net income in the Prior Year Six Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements are to refinance or extinguish existing indebtedness and to fund working capital needs.  We currently rely primarily on asset sales and the issuance of indebtedness to refinance existing indebtedness.  At June 30, 2020 and December 31, 2019, our cash totaled $50.7 million and $55.5 million, respectively, not including short-term restricted cash of $11.7 million and $15.9 million, respectively. Our short-term restricted cash primarily consists of collection and investment accounts related to our Securitization Notes.

Our Securitization Notes include a financial test, known as the debt service coverage ratio (“DSCR”) that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to the approximate cash flow available to pay such principal and interest.  As a result of a decline in royalty collections during the twelve months ended March 31, 2019, the DSCR fell below 1.10x as of March 31, 2019.  Beginning April 1, 2019, the Senior Secured Notes experienced a Rapid Amortization Event pursuant to the Securitization Notes Indenture.  Upon a Rapid Amortization Event, any residual amounts available will immediately be used to pay down the principal.  We will continue to receive our management fee from the Securitization Note and we do not believe the loss of our residual, if any, will have a significant impact on our operations.  The legal final maturity date of the Securitization Notes is in January of 2043. As we did not repay or refinance the Securitization Notes prior to the anticipated repayment date, in January 2020 additional interest will accrue on amounts outstanding under the Securitization Notes. This additional interest is not required to be paid until 2043 and does not compound annually. Beginning January 2020, we are no longer required to make previously designated contractual principal payments. Future principal payments will be formulaically based on a percentage of receipts of royalty revenue. However, we believe recent events, primarily related to the impacts of the COVID-19 pandemic, have created risks related to liquidity and maintaining financial covenants, that raise substantial doubt about our ability to continue as a going concern. We have taken steps to reduce expenses and discretionary cash outlays and have been actively pursuing asset sales in order to satisfy liquidity needs under our financial covenants. In April 2020, we announced the agreement for the Umbro China Sale for approximately $62.5 million. The Umbro China Sale closed on July 31, 2020. We received approximately $59.6 million in net proceeds from the Umbro China Sale and in August 2020 repaid approximately $44.7 million under our Senior Secured Term Loan. In June 2020, we entered into a share purchase agreement for the Starter China Sale, for consideration of $16.0 million. The Starter China Sale is anticipated to close on or prior to September 15, 2020. We anticipate using the net proceeds from the Starter China Sale to repay amounts due under our existing financing arrangements, and otherwise for general corporate purposes. In July 2020, we announced that we expect to pay our semi-annual interest payment due on August 15, 2020 on our 5.75% Convertible Notes primarily in shares of our common stock.

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

Operating Activities

Net cash provided by operating activities increased $9.5 million from net cash provided by operating activities of $10.0 million in the Prior Year Six Months to net cash used by operating activities of $19.5 million in the Current Six Months.  The increase is primarily due to a decrease in Other assets-current relating to the settlement of insurance claims, a decrease in Other Liabilities related to long-term interest on the Securitization Notes, partly offset by the decrease in revenues from $70.3 million in the Prior Year Six Months to $52.0 million in the Current Six Months.

Investing Activities

Net cash used in investing activities decreased approximately $2.3 million from net cash used in investing activities of $3.3 million in the Prior Year Six Months to net cash used in investing activities of $1.0 million in the Current Six Months. The difference between both periods is primarily due to the purchase of investments in the Prior Year Six Months.

Financing Activities

Net cash used in financing activities increased approximately $9.8 million from cash used in financing activities of $17.5 million in the Prior Year Six Months to cash used in financing activities of $27.3 million in the Current Six Months. The increase between both periods is primarily due to an increase in payments of long-term debt and an increase in distributions to redeemable non-controlling interests in the Current Six Months.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended June 30, 2020, that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed above.

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

PART II. Other Information

Item 1. Legal Proceedings.

In May 2016, Supply Company, LLC (“Supply”), a former licensee of the Ed Hardy trademark, commenced an action against the Company and its affiliate, Hardy Way, LLC (“Hardy Way” and together with the Company, the “Iconix Defendants”) seeking damages of $50 million, including punitive damages, attorneys’ fees and costs (the “Supply Litigation”). Supply alleges that Hardy Way breached the parties’ license agreement by failing to reimburse Supply for markdown reimbursement requests that Supply received from a certain retailer. Supply also alleges that the Company is liable for fraud because it made purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark in order to induce Supply to enter into the license agreement and to induce Supply to enter into a separate agreement with a certain retailer. The Iconix Defendants filed a motion to dismiss the Complaint.  In addition, Hardy Way commenced an action against Kevin Yap (“Yap”), the principal of Supply, to enforce the terms of his guarantee of Supply’s obligations under the Supply-Hardy Way license agreement for the Ed Hardy trademark (the “Yap Litigation”).  In response, Yap filed counterclaims against Hardy Way asserting two declaratory judgment claims seeking similar damages as in the Supply Litigation, including the reimbursement of Supply for losses allegedly suffered because of the markdown reimbursement requests, as well as rescission of the Supply-Hardy Way license agreement, other damages and attorneys’ fees and costs.  Hardy Way filed a pre-discovery motion for summary judgment on its affirmative claim and to dismiss Yap’s counterclaims.

On August 10, 2020, the Court issued a consolidated decision (the “Decision”) resolving the Iconix Defendants’ motion to dismiss in the Supply Litigation and Hardy Way’s motion for summary judgment and to dismiss counterclaims in the Yap Litigation.  In the Supply Litigation, the Court granted the Iconix Defendants’ motion to dismiss in all respects, except one, and denied Supply’s cross-motion for leave to amend its complaint.  Thus, as a result of the Decision, the only claim that remains in the Supply Litigation is Supply’s claim of fraudulent inducement based on the Iconix Defendants’ purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark.  In the Yap Litigation, the Court denied Hardy Way’s motion for pre-discovery summary judgment on its affirmative claim as premature because of Yap’s allegation that he was fraudulently induced into entering into the guarantee by Hardy Way’s purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark.  The Court dismissed Yap’s counterclaims related to the markdown reimbursement request and denied Yap’s cross-motion for leave to amend his answer to assert additional defenses.  Thus, as a result of the Decision, the claims that remain in the Yap Litigation are Hardy Way’s affirmative claim against Yap on his guarantee and Yap’s counterclaim for declaratory judgment based on Hardy Way’s purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark.  The Decision is subject to normal appellate rights of all parties.

The Iconix Defendants will continue to vigorously defend the Supply Litigation and the Yap Litigation.  At this time, the Company is unable to estimate the ultimate outcomes of the Supply Litigation or the Yap Litigation.

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

As previously disclosed, the Company received a formal order of investigation from the SEC staff in December 2015 and was contacted by the U.S. Attorney’s office for the Southern District of New York (the “SDNY”) in December 2018 regarding the same matters underlying the SEC’s investigation (together, the SDNY and SEC investigations, the “Government Investigations”). The Company has cooperated fully with the SEC and SDNY regarding this matter. As previously disclosed, on December 5, 2019, the Company reached an agreement with the SEC to resolve the SEC portion of the Investigation. As part of the settlement, which was approved by the U.S. District Court for the Southern District of New York (“SDNY”), the Company agreed to pay a civil penalty of $5.5 million.  On the same day, the U.S. Attorney for the SDNY unsealed charges against the Company’s former Chairman and Chief Executive Officer, as well as its former Chief Operating Officer (who subsequently plead guilty).  The criminal trial of the Company’s former Chairman and Chief Executive Officer in respect of this matter was set to begin on May 11, 2020, but has been postponed indefinitely due to the COVID-19 pandemic. The $5.5 million penalty was recorded as an operating expense in 2019 and is being paid in installments. As of June 30, 2020, $1.5 million is included in Accounts payable and accrued expenses

As previously disclosed, on September 16, 2019, the Company entered into a Stipulation of Settlement (the “Stipulation”) with the lead plaintiff in the securities class action lawsuit pending against it in the United States District Court for the Southern District of New York, In re Iconix Brand Group, Inc., et al., Docket No. 1:15-cv-04860 (the “Class Action”). The settlement released all claims asserted against the Company and the other named defendants party to the Stipulation in the Class Action without any liability or wrongdoing attributed to them.  The settlement provided for a total settlement payment of $6.0 million, inclusive of administrative fees and fees for lead plaintiff’s counsel and recorded as operating expense in 2019. All of the settlement amount was paid directly by the Company’s directors and officers liability insurance provider. On January 23, 2020, the settlement received court approval, and on July 23, 2020, the U.S. Court of Appeals for the Second Circuit affirmed the settlement.

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

The global outbreak of a novel strain of the novel coronavirus (“COVID-19” or “coronavirus”) originating in Wuhan, China has impacted and may continue to impact our results, liquidity and financial condition. The virus has spread rapidly across the globe, including the U.S. The pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our licensees, customer sentiment in general, and temporary closing of stores containing our brands. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue to increase, which has already affected, and may continue to affect, retailers, as well as our licensees who sell to these retailers. We are unable to predict when retailers who have temporarily closed stores will reopen or if additional periods of store closures will be needed or mandated. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows as our licensees may request temporary relief, delay or not make scheduled payments. COVID-19 is adversely impacting sales in the apparel and accessories industry. Diminished sales of products bearing our brands may have an adverse effect on the estimated fair value of our intangible assets, including our trademarks. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently. The potential impact of COVID-19 intensifies the business and operating risks that we face and should be considered when reading the additional risk factors below.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to certain trademarks.

As of June 30, 2020, the Company’s consolidated balance sheet reflects debt of approximately $634.1 million (which is net of $0.8 million of debt issuance costs), including (i) securitization debt of $428.8 million under our Series 2012-1 4.229% Senior Secured Notes, Class A-2, Series 2013-1 4.352% Senior Secured Notes, Class A-2 (collectively, the “Senior Secured Notes”), and the Variable Funding Notes, (ii) senior secured debt of $154.6 million (net of original issue discount and debt issuance costs of $11.4 million) under our Senior Secured Term Loan, and (iii) subordinated secured debt of $94.4 million (which is recorded in our consolidated balance sheet as of June 30, 2020 at a fair value of $49.4 million) under our 5.75% convertible senior subordinated secured second lien notes due 2023 (the “5.75% Convertible Notes”). We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our outstanding debt obligations:

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

Our licenses with Kohls represent, in the aggregate, our largest licensee during the three months ended June 30, 2020, representing approximately 11%, of our total revenue for such period.

Because we are dependent on a few licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of June 30, 2020, goodwill represented approximately $26.1 million, or approximately 6%, of the Company’s total consolidated assets, and trademarks and other intangible assets represented approximately $254.3 million, or approximately 56% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

During the Current Six Months, the Company recorded $18.9 million of trademark impairment charges.  The charges for the Current Six Months was based on the impact of COVID-19 pandemic as well as the Sears/Kmart store closures on current and estimated future cash flows and their impact on the fair value of the Rampage, Joe Boxer, Umbro, Cannon and Fieldcrest indefinite-lived trademarks. In FY 2019, as a result of a decline in net sales as well as a decline in future guaranteed minimum royalties from license agreements for certain brands, the Company recorded non-cash asset impairment charges related to the write-off of certain of our trademarks of $65.6 million.

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

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter (share count in thousands):

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 - April 30	—	$—	—	$—
May 1 -May 31	—	$—	—	$—
June 1 - June 30	—	$—	—	$—
Total	—	—	—	$—

*	Amounts purchased represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002**

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: August 12, 2020	/s/ Robert C. Galvin
Robert Galvin
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2020	/s/ John T. McClain
John T. McClain
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)