Form 10-Q
period 2020-09-30
ICONIX BRAND GROUP, INC.
filed 2020-11-16
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 7, 2020, 13,174,848 shares of the registrant’s Common Stock, par value $.001 were outstanding.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents (includes VIE assets of $6,761 and $8,397, respectively)	$70,530	$55,465
Restricted cash	12,760	15,946
Accounts receivable, net (includes VIE assets of $4,485 and $8,673, respectively)	17,306	31,368
Contract asset (includes VIE assets of $1,087 and $548, respectively)	13,747	9,448
Other assets – current (includes VIE assets of $5,609 and $6,444, respectively)	7,924	21,440
Total Current Assets	122,267	133,667
Property and equipment:
Furniture, fixtures and equipment	20,542	20,087
Less: Accumulated depreciation	(18,403)	(17,545)
	2,139	2,542
Other Assets:
Other assets	5,922	6,780
Contract asset (includes VIE assets of $1,480 and $1,593, respectively)	8,575	11,807
Right-of-use asset	5,052	6,254
Trademarks and other intangibles, net (includes VIE assets of $114,635 and $117,744, respectively)	253,590	274,084
Investments and joint ventures	21,946	44,827
Goodwill	26,099	26,099
	321,184	369,851
Total Assets	$445,590	$506,060
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses (includes VIE liabilities of $968 and $5,243, respectively)	$36,798	$51,503
Deferred revenue (includes VIE liabilities of $1,761 and $422, respectively)	4,682	4,701
Current portion of long-term debt	42,767	61,976
Other liabilities – current	9,281	13,775
Total Current Liabilities	93,528	131,955
Deferred income tax liability	4,648	4,464
Long-term debt, less current maturities (includes $49,140 and $47,277, respectively, at fair value)	540,782	583,745
Other liabilities (includes VIE liabilities of $1,456 and $0, respectively)	23,411	7,794
Total Liabilities	662,369	727,958
Redeemable Non-Controlling Interest	25,497	34,461
Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.001 par value shares authorized 260,000; shares issued 16,650 and 15,138, respectively	16	15
Additional paid-in capital	1,047,167	1,045,307
Accumulated losses	(422,309)	(429,117)
Accumulated other comprehensive loss	(48,930)	(54,643)
Less: Treasury stock – 3,490 and 3,421 shares at cost, respectively	(844,526)	(844,442)
Total Iconix Brand Group, Inc. Stockholders’ Deficit	(268,582)	(282,880)
Non-Controlling Interest	26,306	26,521
Total Stockholders’ Deficit	(242,276)	(256,359)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit	$445,590	$506,060

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except earnings per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Licensing revenue	$24,462	$35,471	$74,688	$105,806
Selling, general and administrative expenses	9,915	26,318	42,043	60,846
Depreciation and amortization	315	421	894	1,393
Equity (earnings) loss on joint ventures	27	(153)	1,455	(2,290)
Gain on sale of investment	—	—	(1,600)	—
Gain on sale of trademarks	(74,105)	—	(74,105)	—
Investment impairment	17,145	17,000	17,245	17,000
Trademark impairment	4,814	—	23,709	—
Operating income (loss)	66,351	(8,115)	65,047	28,857
Other expenses (income):
Interest expense	18,489	14,430	52,249	43,399
Interest (income)	(1)	(96)	(51)	(259)
Other (income) loss, net	(285)	11,971	1,851	(6,821)
Foreign currency translation loss	531	391	596	760
Other expenses – net	18,734	26,696	54,645	37,079
Income (loss) before income taxes	47,617	(34,811)	10,402	(8,222)
Provision (Benefit) for income taxes	915	(585)	39	1,253
Net income (loss)	46,702	(34,226)	10,363	(9,475)
Less: Net income attributable to non-controlling interest	976	1,482	3,555	7,017
Net income (loss) attributable to Iconix Brand Group, Inc.	$45,726	$(35,708)	$6,808	$(16,492)

Earnings (loss) per share:
Basic	$3.66	$(3.07)	$0.55	$(1.62)
Diluted	$1.51	$(3.07)	$0.37	$(1.62)
Weighted average number of common shares outstanding:
Basic	12,517	11,631	12,051	10,169
Diluted	31,189	11,631	33,801	10,169

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$46,702	$(34,226)	$10,363	$(9,475)
Other comprehensive (loss) income:
Foreign currency translation loss	5,736	(4,044)	5,713	(4,647)
Total other comprehensive (loss) income	5,736	(4,044)	5,713	(4,647)
Comprehensive income (loss)	$52,438	$(38,270)	$16,076	$(14,122)
Less: comprehensive income attributable to non-controlling interest	976	1,482	3,555	7,017
Comprehensive income (loss) attributable to Iconix Brand Group, Inc.	$51,462	$(39,752)	$12,521	$(21,139)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance (shares)	15,334	14,928	15,138	11,162
Shares issued on vesting of restricted stock	—	—	196	95
Shares issued as payment of interest on 5.75% Convertible Notes	1,316	—	1,316	—
Shares issued on conversion of 5.75% Convertible Notes	—	56	—	3,727
Common Stock (shares)	16,650	14,984	16,650	14,984

Beginning balance (amount)	$15	$15	$15	$11
Shares issued on conversion of 5.75% Convertible Notes	—	—	—	4
Shares issued as payment of interest on 5.75% Convertible Notes	1	—	1	—
Common Stock (amount)	$16	$15	$16	$15
Beginning balance	1,045,408	1,045,518	1,045,307	1,037,372
Shares issued on conversion of 5.75% Convertible Notes	—	46	—	6,225
Shares issued as payment of interest on 5.75% Convertible Notes	1,423	—	1,422	—
Re-purchase of Umbro China Equity	—	(770)	—	(770)
Change in redemption value of redeemable non-controlling interest	140	—	(171)	1,586
Equity compensation expense	196	362	609	760
Foreign currency translation	—	(59)	—	(76)
Additional Paid-In Capital	$1,047,167	$1,045,097	$1,047,167	$1,045,097
Beginning balance	(468,035)	(293,580)	(429,117)	(312,796)
Net (loss) income	45,726	(35,708)	6,808	(16,492)
Accumulated Losses	$(422,309)	$(329,288)	$(422,309)	$(329,288)
Beginning balance	(54,666)	(53,671)	(54,643)	(53,068)
Foreign currency translation	5,736	(4,044)	5,713	(4,647)
Accumulated Other Comprehensive Loss	$(48,930)	$(57,715)	$(48,930)	$(57,715)
Beginning balance	(844,526)	(844,334)	(844,442)	(844,253)
Shares repurchased on vesting of restricted stock	—	—	(84)	(81)
Treasury Stock	$(844,526)	$(844,334)	$(844,526)	$(844,334)
Beginning balance	27,464	22,612	26,521	26,999
Re-purchase of Umbro China Equity	—	(495)	—	(495)
Reclass from redeemable NCI	—	—	—	(856)
Net income	595	895	5,335	5,494
Distributions to joint ventures	(1,753)	(1,279)	(5,550)	(9,409)
Non-Controlling Interest	$26,306	$21,733	$26,306	$21,733
Total Stockholders' Deficit	$(242,276)	$(164,492)	$(242,276)	$(164,492)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$10,363	$(9,475)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	894	1,393
Amortization of deferred financing costs and debt discount	8,092	9,250
Interest expense on 5.75% Convertible Notes paid in shares	1,423	—
Stock-based compensation expense	609	760
Provision for doubtful accounts	2,584	(1,215)
Periodic lease cost	1,683	1,648
(Earnings) loss on equity investments in joint ventures	1,455	(2,290)
Distributions from equity investments	—	1,981
Contract asset impairment	3,168	4,622
Trademark impairment	23,709	—
Impairment of equity method investment	17,245	17,000
Mark to market adjustment on convertible note	1,862	(8,350)
Loss (gain) on debt to equity conversions	—	1,568
Gain on sale of trademarks and other investments	(75,705)	(209)
Income on other equity investment	—	200
Deferred income tax expense	184	944
(Gain) Loss on foreign currency translation	596	760
Changes in operating assets and liabilities:
Accounts receivable	10,475	10,209
Other assets – current	8,070	(6,684)
Other assets	3,171	151
Deferred revenue	(164)	858
Accounts payable and accrued expenses	(13,442)	(6,254)
Other liabilities	13,416	(970)
Net Cash provided by operating activities	19,688	15,897
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(490)	(429)
Acquisition of trademarks and other investments	(2,294)	(5,965)
Issuance of loan to equity investee	(2,750)	—
Proceeds from loan to equity investee	2,750	—
Proceeds from sale of trademarks and investments	80,101	3,000
Net cash provided by (used in) investing activities	77,317	(3,394)
Cash flows (used in) financing activities:
Payment of long-term debt	(73,434)	(26,369)
Proceeds from Paycheck Protection Program Loan	1,307	—
Distributions to non-controlling interests	(5,550)	(9,072)
Distributions to redeemable non-controlling interests	(7,355)	(337)
Cost of shares repurchased on vesting of restricted stock	(84)	(81)
Net cash (used in) financing activities	(85,116)	(35,859)
Effect of exchange rate changes on cash and restricted cash	(10)	(104)
Net increase (decrease) in cash and cash equivalents, and restricted cash	11,879	(23,460)
Cash, cash equivalents, and restricted cash, beginning of period	71,411	82,635
Cash, cash equivalents, and restricted cash, end of period	$83,290	$59,175

Supplemental disclosure of cash flow information:

	For the Nine Months Ended September 30,
	2020	2019
Cash paid during the period:
Income taxes (net of refunds received)	$(2,075)	$5,996
Interest	$28,856	$35,666
Non-cash investing and financing activities:
Non-cash additions to operating lease assets	$-	$10,462
Shares issued upon conversion of debt to equity	$-	$6,229

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2020 (“Current Quarter”) and the nine months ended September 30, 2020 (“Current Nine Months”) are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Liquidity

These condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities, in each case, in the ordinary course of business consistent with the Company’s prior periods.  The Company has experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $422.3 million as of September 30, 2020. Net losses incurred for the years ended December 31, 2019 and 2018 amounted to approximately $101.9 million and $89.7 million, respectively. While the Company had positive cash flows from operations in recent periods, the potential adverse impact of the COVID-19 pandemic on its operating results, liquidity and financial condition raises substantial doubt the Company can continue as an ongoing business for the next twelve months.

In view of these matters, continuation as a going concern is dependent upon the continued operations of the Company, which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and successfully carry out its future operations. The Company has taken steps to reduce expenses and discretionary cash outlays and is actively pursuing asset sales, in order to satisfy liquidity needs and financial covenants. In July 2020, the Company completed the sale of its equity in Umbro China for approximately $62.5 million (the “Umbro China Sale”), which included the sale of the Umbro sports brand in the People’s Republic of China, Hong Kong, Taiwan and Macau. The Company received approximately $59.8 million in net proceeds from the Umbro China Sale and in August 2020, repaid approximately $44.7 million under its Senior Secured Term Loan (as defined below).

In September 2020, the Company completed the sale of its equity interests of Starter China Limited, a wholly-owned subsidiary of Iconix China (the “Starter China Sale”), for consideration of $16.0 million. The Starter China Sale includes the sale of the Starter brand in the mainland of China, Hong Kong, Taiwan and Macau. The Company received approximately $15.6 million in net proceeds from the Starter China Sale and in October 2020, repaid approximately $11.7 million under its Senior Secured Term Loan.

The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary, should the Company not continue as a going concern.

For additional information, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 Pandemic

The spread of the novel coronavirus or COVID-19 (“COVID-19”) during 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic is an ongoing phenomenon with uncertain scale and has had severe global macroeconomic and financial market impacts. Certain of our licensees have been and may continue to be adversely impacted by the pandemic due to manufacturing facility closures, store closures, impacts to their distribution networks and a general decrease in customer traffic. We are, in many cases, suspending or deferring capital expenditures and are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses. We are also taking certain precautions to provide a safe work environment for our employees. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

As the pandemic continues to unfold, the extent of the pandemic’s effect on our operational and financial performance and liquidity will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include changes in the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Notably, certain countries have begun re-enacting lockdowns, which, if re-enacted in the United States, could further negatively impact our business and results of operations. Any prolonged material disruption on discretionary spending and consumer demand could negatively affect our licenses and impact our financial position, results of operations and cash flows. Also, the Company has taken impairment charges during the Current Nine Months as a result of the impact of COVID-19 and may in the future have additional impairment charges. See “Note 3. Goodwill and Trademarks and Other Intangibles, net” below for additional information.

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

The following table presents our revenues disaggregated by license type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Licensing revenue by license type:
Direct-to-retail license	$6,490	$11,146	$21,460	$31,263
Wholesale licenses	17,878	24,206	52,787	73,758
Other licenses	94	119	441	785
	$24,462	$35,471	$74,688	$105,806

The following table represents our revenues disaggregated by geography:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Total licensing revenue by geographic region:
United States	$15,006	$21,613	$42,269	$63,219
Other (1)	9,456	13,858	32,419	42,587
	$24,462	$35,471	$74,688	$105,806

(1)	No single country outside of the United States represented 10% or more of the Company’s revenues in the periods presented.

Remaining Performance Obligation

We enter into long-term license agreements with our licensees across all operating segments.  Revenues are recognized on a straight-line basis consistent with the nature, timing and extent of our services, which primarily relate to the ongoing brand management and maintenance of the intellectual property.  As of October 1, 2020, the Company and its joint ventures had a contractual right to receive over $380.7 million of aggregate minimum licensing revenue over the balance and the terms of their current licenses, excluding any renewals.

As of September 30, 2020, future minimum license revenue to be recognized under our existing licenses is as follows: $19.3 million, $68.4 million, $66.6 million, $61.0 million, $44.7 million and $120.7 million for the remainder of FY 2020, FY 2021, FY 2022, FY 2023, FY 2024 and thereafter, respectively.

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

Contract Asset

We record contract assets when revenue is recognized in advance of cash payment being due from our licensees.  As of September 30, 2020, current and long-term contract assets were $13.7 million and $8.6 million, respectively. Our current and long- term contract assets as of December 31, 2019, were $9.4 million and $11.8 million, respectively.  For the Current Quarter, the Company incurred an impairment loss of its contract assets of $2.0 million as a result of impairments including $1.5 million associated with the Starter China Sale and certain contract modifications as compared to $4.0 million for the three months ended September 30, 2019 (“Prior Year Quarter”). For the Current Nine Months, the Company incurred an impairment loss of $3.2 million as a result of impairments and certain contract modifications as compared to $4.6 million in Nine Months ended September 30, 2019 (“Prior Year Nine Months”).

Deferred Revenue

We record deferred revenue when cash payment is received or due in advance of our performance, including amounts which are refundable.  Advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s condensed consolidated balance sheet in deferred revenue at the time the payment is received.  The increase in deferred revenues as of September 30, 2020 as compared to December 31, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $3.8 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period.

3. Goodwill and Trademarks and Other Intangibles, net

Goodwill

There were no changes and no impairment of the Company’s goodwill during the Current Nine Months or in the Prior Year Nine Months. The annual evaluation of the Company’s goodwill, by segment, is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter or as deemed necessary due to the identification of a triggering event.  In accordance with ASC 350, during the First Quarter of 2020, the Company reassessed the fair value of its goodwill considering the impact of the COVID 19 pandemic on current and future cash flows of its International reporting unit.  No triggering event was identified during the Current Quarter that would require a reassessment of the Company’s Goodwill.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		September 30, 2020		December 31, 2019
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks	Indefinite	$253,590	$—	$274,080	$—
Definite-lived trademarks	10-15	8,958	8,958	8,958	8,958
Licensing contracts	1-9	978	978	978	974
		$263,526	$9,936	$284,016	$9,932
Trademarks and other intangibles, net			$253,590		$274,084

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

In accordance with ASC 350, the Company reassessed the fair values of its indefinite-lived trademarks considering the impact of the COVID-19 pandemic on current and future cash flows during 2020. The Company recorded impairment charges of $4.8 million for the Pony and Hydraulic brands during the Current Quarter, recorded impairment charges of $5.2 million during the quarter ended June 30, 2020 for the Joe Boxer and Cannon brands which were negatively impacted by Sears store closures and also recorded impairment charges of $13.7 million primarily for the Rampage, Joe Boxer, Waverly, Fieldcrest and Umbro indefinite-lived trademarks during the quarter ended March 31, 2020, resulting in an aggregate charge of $23.7 million for the Current Nine Months. There was no impairment expense on trademarks during the Prior Year Quarter or Prior Year Nine Months.

In July 2020, the Company completed its previously announced sale of Umbro China for $62.5 million in gross proceeds. The Umbro China sale included the sale of the Umbro trademark in the People’s Republic of China, Hong Kong, Taiwan and Macau. The Company received approximately $59.6 million in net proceeds from the sale of Umbro China and recorded a $59.6 million gain within operating income. Costs of $2.9 million directly associated with the sale primarily consisted of broker’s commission. The cost basis of Umbro China was immaterial. In September 2020, the Company completed the previously announced sale of Starter China for gross proceeds of $16.0 million. The Starter China sale includes the sale of the Starter trademark in the mainland of China, Hong Kong, Taiwan and Macau. The Company received approximately $15.6 million in net proceeds from the sale of Starter China and recorded a $14.5 gain within operating income. The cost basis of Starter China of $1.1 million consisted of the indefinite lived trademark. The Company separately wrote off a $1.5 million of contract asset associated with Starter China.

Other amortizable intangibles represent licensing contracts, which are amortized on a straight-line basis over their estimated useful lives of 1 to 9 years. Certain trademarks are amortized using estimated useful lives of 10 to 15 years with no residual values.

Amortization expense for intangible assets for both the Current Quarter and Prior Year Quarter was zero and less than $0.1 million, respectively. Amortization expense for intangible assets for both the Current Nine Months and Prior Year Nine Months was less than $0.1 million.

4. Joint Ventures and Investments

Joint Ventures

As of September 30, 2020, the following joint ventures are consolidated with the Company:

Entity Name	Date of Original Formation / Investment	Iconix's Ownership % as of September 30, 2020	Joint Venture Partner	Put / Call Options, as applicable (2)
Lee Cooper China (6) Limited	June 2018	100%	POS Lee Cooper HK Co. Ltd.	—
Starter China Limited	March 2018	0% (4)	Photosynthesis Holdings Co. Ltd.	—
Danskin China Limited	October 2016	90% (5)	Li-Ning (China) Sports Goods Co. Ltd.	—
Umbro China Limited	July 2016	0% (3)	Hong Kong MH Umbro International Co. Ltd.	—
US Pony Holdings, LLC	February 2015	75%	Anthony L&S Athletics, LLC	—
Iconix MENA Ltd. (1)	December 2014	55%	Global Brands Group Asia Limited	Put / Call Options
Iconix Israel, LLC (1)	November 2013	50%	MGS	—
Iconix Europe LLC (1)	December 2009	51%	Global Brands Group Asia Limited	Put / Call Options
Iconix Australia (1)	September 2013	55%	Pac Brands USA, Inc.	Put / Call Options
Diamond Icon (1)	March 2013	51%	Albion Agencies Ltd.	—
Buffalo brand joint venture (1)	February 2013	51%	Buffalo International	—
Icon Modern Amusement, LLC (1)	December 2012	51%	Dirty Bird Productions	—
Hardy Way, LLC	May 2009	85%	Donald Edward Hardy	—

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

(2)

A six-month put option window for Iconix MENA Ltd. and for Iconix Europe LLC both commence on April 1, 2021. A put option for Iconix Australia period commences any time after December 30, 2020. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for material terms of the put/call options associated with certain of the Company’s joint ventures.

(3)

In July 2019, pursuant to the operating agreement, the Company reacquired the remaining 5% ownership interest in Umbro China from MHMC, its joint venture partner, for approximately $1.3 million, which resulted in the Company owning 100% of Umbro China. As described above, the Company completed the sale of Umbro China in July 2020. As a result of this transaction, the Company recognized a gain of $59.6 million, which has been recorded within Operating Income in the Company’s condensed consolidated statement of operations during the Current Quarter.

(4)

As described above, the Company completed the sale of Starter China in September, 2020. As a result of this transaction, the Company recognized a gain of $14.5 million, which has been recorded within Operating Income in the Company’s condensed consolidated statement of operations during the Current Quarter.

(5)	On June 30, 2020, the Company sold a 10% interest in Danskin China Ltd. to Li Ning Sports (Hong Kong) Company Ltd for $1.6 million.

(6)          In June 2018, the Company entered into an agreement with POS Lee Cooper HK Co. Ltd. (“PLC”) to sell up to no less than a 50% interest and up to a total of 60% interest in its wholly-owned indirect subsidiary, Lee Cooper China Limited, a newly registered Hong Kong subsidiary of Iconix China (“Lee Cooper China”), and which will hold the Lee Cooper trademarks and related assets in respect of the Greater China territory. PLC’s purchase of the initial 50% equity interest in Lee Cooper China is expected to occur annually over a four-year period commencing within 45 days of October 15, 2020, for cash consideration of approximately $8.2 million. The additional 10% equity interest (for a total equity interest of 60% interest) purchase right of PLC is expected to occur over a two-year period commencing January 15, 2024 for cash consideration equal to the greater of $2.5 million or 2.5 times the royalty received under the respective license agreement in the previous twelve months based on other terms and conditions specified in the share purchase agreement.

Investments

Equity Method Investments

Entity Name	Date of Original Formation / Investment	Partner	Put / Call Options, as applicable
Iconix India joint venture (1)	June 2012	Reliance Brands Ltd.	—
Iconix SE Asia, Ltd. (1)	October 2013	Global Brands Group Asia Limited	Put / Call Options (2)
MG Icon (1)	March 2010	Purim LLC	—

(1)

The Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and its respective joint venture partner, that the joint venture is not a VIE and not subject to consolidation.  The Company records its investment under the equity method of accounting.

(2)

A six-month put option window for Iconix SE Asia, Ltd commences on March 31, 2021. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for material terms of the put/call options associated with this joint venture.

Additionally, through its ownership of Iconix China Holdings Limited, the Company has equity interests in the following private companies, which are accounted for as equity method investments:

		Ownership by	Value of Investment as of
Brands Placed	Partner	Iconix China	September 30, 2020	December 31, 2019
Candie’s	Candies Shanghai Fashion Co. Ltd. (2)	20%	$2,362	$10,100
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited	15%	1,421	2,270
Material Girl	Ningbo Material Girl Fashion Co. Ltd. (1)	0%	—	—
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited (3)	20%	—	10,216
			$3,783	$22,586

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

(2)

As a result of recent losses, primarily due to the effect of COVID-19 on the retail industry, the Company determined that the losses were other than temporary and determined that the fair value of its investment was approximately $2.4 million. Accordingly, the Company recorded an impairment charge of $7.4 million in the Current Quarter.

(3)

In August 2020, the Company rescinded the trademark rights for the Ecko/Marc Ecko brand in exchange for its equity interest in the joint venture and recorded an impairment charge of $9.7 million in the third quarter of 2020.

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

5. Gains on Sale of Trademarks, Net

The following table details transactions compromising gains on sale of trademarks, in the condensed consolidated statement of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest in Umbro trademark in Iconix China(1)	$59,582	$—	$59,582	$—
Interest in Starter trademark in Iconix China(2)	14,523	—	14,523	—
Net gains on sale of trademarks	$74,105	$—	$74,105	$—

(1) In July 2020, the Company completed the sale of all of its equity interests of Umbro China, Limited (the “Umbro China Sale”) for gross consideration of $62.5 million. The Umbro China Sale includes the sale of the Umbro sports brand in the People’s Republic of China, Hong Kong, Taiwan and Macau (refer to Note 1 and Note 3).

(2) In September 2020, the Company completed the sale of all of its equity interests of Starter China, Limited (the “Starter China Sale”) for gross consideration of $16.0 million. The Starter China Sale includes the sale of the Starter brand in the mainland of China, Hong Kong, Taiwan and Macau (refer to Note 1 and Note 3).

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

Financial Instruments

As of September 30, 2020, and December 31, 2019, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of certain other equity investments are not carried at fair value is not readily determinable, and it is not practical to obtain the information needed to determine the value. The Company recorded a $17.2 million impairment charge to other equity investments during the Nine Months ended September 30, 2020. The charge primarily relates to a decline in fair value of the Company’s investment in its Ecko/Mark Ecko Joint venture in China and the Company’s interest in its Candies China joint venture (refer to Note 4). For FY 2019, the Company recorded a $9.6 million (inclusive of $2.6 million of advances made to the entity) impairment charge to its equity investment in MG Icon based upon a decline in the fair value of the investment due to poor performance and an impairment of its investment in Marcy Media Holdings, LLC in the amount of $17.0 million based on the estimated value that would be realized on the disposition of our equity interest. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1), (2)	$583,549	$461,193	$645,721	$556,187

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.
(2)	Includes the 5.75% Convertible Notes accounted for under the fair value option. Refer to Note 7.

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other” (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks.  During the Current Nine Months, the Company recorded impairment charges of $23.7 million primarily related to the Rampage, Joe Boxer, Umbro, Pony, Hydraulic, Cannon and Fieldcrest indefinite-lived trademarks. The Company recorded impairment charges primarily on the Joe Boxer, Mudd, OP, Bongo, Rampage, Mossimo, Fieldcrest, Royal Velvet and Umbro indefinite-lived trademarks during FY 2019.

7. Fair Value Option

The Company accounts for its 5.75% Convertible Notes under the fair value option.  The fair value carrying amount of the 5.75% Convertible Notes as of September 30, 2020 and December 31, 2019 is $49.1 million and $47.3 million, respectively, as compared to the contractual principal outstanding balance which is $94.4 million and $94.4 million as of September 30, 2020 and

December 31, 2019, respectively. The changes of $(0.3) million and $11.9 million in the fair value of the 5.75% Convertible Notes accounted for under the fair value option are included in the Company’s condensed consolidated statement of operations for the Current Quarter and Prior Year Quarter, respectively, within Other Income. The change of $1.9 million and $(8.4) million in the fair value of the 5.75% Convertible Notes accounted for under the fair value option are included in the Company’s condensed consolidated statement of operations for the Current Nine Months and Prior Year Nine Months, respectively, within Other Income.

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

8. Debt Arrangements

The Company’s debt obligations consist of the following:

	September 30, 2020	December 31, 2019
Senior Secured Notes	$323,876	$338,130
Variable Funding Note, net of original issue discount	100,000	99,610
Senior Secured Term Loan, net of original issue discount	109,727	162,418
5.75% Convertible Notes (1)	49,140	47,277
Payroll Protection Program Loan	1,307	—
Unamortized debt issuance costs	(501)	(1,714)
Total debt	583,549	645,721
Less current maturities	42,767	61,976
Total long-term debt	$540,782	$583,745

(1)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019.  The actual principal outstanding balance of the 5.75% Convertible Notes is $94.4 million as of each of September 30, 2020 and December 31, 2019.

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

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allowed for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent.  The Variable Funding Notes are governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Securitization Notes Indenture. Interest on the Variable Funding Notes is payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, each as defined in the Variable Funding Note Purchase Agreement.  In February 2015, the Company fully drew down the $100.0 million of available funding under the Variable Funding Notes, which remains outstanding as of September 30, 2020.

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

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes,

(ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of September 30, 2020, the Company is in compliance with all covenants under the Securitization Notes.

The Company’s Securitization Notes include a financial test, known as the debt service coverage ratio (“DSCR”) that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to the approximate cash flow available to pay such principal and interest.  As a result of a decline in royalty collections during the twelve months ended March 31, 2019, the DSCR fell below 1.10x as of March 31, 2019.  Beginning April 1, 2019, the Senior Secured Notes experienced a Rapid Amortization Event pursuant to the Securitization Notes Indenture.  Upon a Rapid Amortization Event, any residual amounts available will immediately be used to pay down the principal on the Securitization Notes as required by the Securitization Notes Indenture.

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

As of September 30, 2020 and December 31, 2019, the total outstanding principal balance of the Securitization Notes was $423.9 million and $438.1 million, respectively, of which $10.9 million and $42.7 million, respectively, is included in the current portion of long-term debt on the consolidated balance sheet. As of September 30, 2020 and December 31, 2019, $11.8 million and $14.9 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For the Current Quarter and Prior Year Quarter, interest expense relating to the Securitization Notes was approximately $4.5 million and $5.2 million, respectively. For the Current Nine Months and the Prior Year Nine Months, interest expense relating to the Securitization Notes was approximately $13.9 million and $16.0 million, respectively. For the Current Quarter and Prior Year Quarter long-term accrued interest expense related to the Securitization Notes was $5.7 million and zero, respectively. For the Current Nine Months and the Prior Year Nine Months, long-term accrued interest expense related to the Securitization Notes was $15.9 million and zero, respectively. For the Current Quarter and Prior Year Quarter, the Company recorded an expense for the amortization of original issue discount and deferred financing costs relating to the Securitization Notes of zero and $1.8 million, respectively. For the Current Nine Months and the Prior Year Nine Months, the Company recorded an expense for the amortization of original issue discount and deferred financing costs relating to the Securitization Notes of $1.1 million and $5.2 million, respectively. The effective interest rate on such notes is 10.9%, as of September 30, 2020.

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

In connection with the Second Amendment, Deutsche Bank was granted additional pricing flex in the form of price protection upon syndication of the Senior Secured Term Loan (“Flex”) and ticking fees on the unfunded portion of the loan. The Second Amendment allows, among other things, for cash payments on account of the Flex and ticking fees to be paid from the proceeds of the First Delayed Draw Term Loan, which was previously fully funded in accordance with the terms of the Senior Secured Term Loan. After giving effect to the additional Flex provided in the Second Amendment, the Company estimated that it could be responsible for payments on account of Flex in an aggregate total amount of up to $12.0 million.  As of September 30, 2020, the Company has paid a total of approximately $5.0 million in Flex.  The Company has recorded this amount against the outstanding principal balance of Senior Secured Term Loan on the Company’s consolidated balance sheet and is being amortized over the remaining term of Senior Secured Term Loan.

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

As a result of the Umbro China Sale and the Starter China Sale, the Company made principal repayments of $44.7 million and $11.7 million on the Senior Secured Term Loan in the third and fourth quarter of 2020, respectively. As of September 30, 2020 and December 31, 2019, the outstanding principal balance of the Senior Secured Term Loan was $109.7 million (which is net of $6.7 million of original issue discount) and $162.4 million (which is net of $13.2 million of original issue discount), respectively, of which $31.0 million and $19.3 million is recorded in the current portion of long term debt on the Company’s consolidated balance sheet, respectively.

The Company recorded interest expense of approximately $2.6 million relating to the Senior Secured Term Loan in the Current Quarter as compared to $4.6 million in the Prior Year Quarter. Interest expense relating to the Senior Secured Term loan was $10.3 million in the Current Nine Months and $13.7 million in the Prior Year Nine Months.

The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $4.2 million and $1.4 million relating to the Senior Secured Term Loan, included in interest expense on the consolidated statement of operations, during the Current Quarter and the Prior Year Quarter respectively. The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $7.0 million during the Current Nine Months and approximately $4.1 million during the Prior Year Nine Months. The effective interest rate on the Senior Secured Term Loan is 11.6%, as of September 30, 2020.

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

During the Current Quarter and Current Nine Months, noteholders have not converted any of the aggregate outstanding principal balance, of their 5.75% Convertible Notes into shares of the Company’s common stock.

The Company has elected to account for the 5.75% Convertible Notes based on the Fair Value Option accounting as outlined in ASC 825.  Refer to Note 7 for further details.  As of September 30, 2020 and December 31, 2019, while the debt balance recorded at fair value on the Company’s consolidated balance sheet is $49.1 million and $47.3 million, respectively, the actual outstanding principal balance of the 5.75% Convertible Notes is $94.4 million and $94.4 million, respectively.

The Company recorded interest expense of approximately $1.4 million relating to the 5.75% Convertible Notes in the Current Quarter as compared to $1.4 million in the Prior Year Quarter. Interest expense related to the 5.75% Convertible Notes was approximately $4.1 million and $4.3 million for the Current Nine Months and Prior Year Nine Months, respectively. During the Current Quarter, the Company issued 1.3 million common shares to noteholders in lieu of $1.4 million of cash interest due on August 15, 2020.

Debt Maturities

As of September 30, 2020, the Company’s debt maturities on a calendar year basis are as follows:

	Total	October 1 through December 31, 2020	2021	2022	2023	2024	Thereafter
Senior Secured Notes (1)	$323,876	$6,020	$5,741	$—	$—	$—	$312,115
Variable Funding Notes	$100,000	—	221	5,756	5,756	5,756	82,511
Senior Secured Term Loan (2)	$109,727	16,558	19,284	73,885	—	—	—
5.75% Convertible Notes (3)	$49,140	—	—	—	49,140	—	—
Payroll Protection Program Loan	$1,307	145	871	291	—	—	—
Total	$584,050	$22,723	$26,117	$79,932	$54,896	$5,756	$394,626

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

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the condensed consolidated balance sheet as of September 30, 2020.  The actual principal outstanding balance of the Senior Secured Term Loan is $116.4 million as of September 30, 2020.  As a result of the completion of the Starter China Sale, an $11.7 million pre-payment was made during October 2020, which is reflected in future payments in the table above.

(3)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the condensed consolidated balance sheet as of September 30, 2020.  The actual principal outstanding balance of the 5.75% Convertible Notes is $94.4 million as of September 30, 2020.

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

Shares Reserved for Issuance

As of September 30, 2020, there were less than 0.1 million common shares available for issuance under the 2016 Plan.

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

Stock Options

There were no grants of stock options, and no compensation expense related to stock option grants during the Current Nine Months or Prior Year Nine Months as all prior awards have been fully expensed. During FY 2019, the remaining 1,500 stock options outstanding and exercisable at a weighted average exercise price of $171.60 expired.

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

The following table summarizes information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2020	326,844	$1.94
Granted	—	—
Vested	(196,332)	1.97
Forfeited/Canceled	—	—
Non-vested, September 30, 2020	130,512	$1.90

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

Compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) for the Current Quarter and Prior Year Quarter was less than $0.1 million and $0.2 million, respectively. Compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans) for the Current Nine Months and Prior Year Nine Months was $0.2 million and $0.7 million, respectively.

An additional amount of $0.2 million of expense of compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) is expected to be expensed over a period of approximately twelve to eighteen months.

For the Current Quarter and Prior Year Quarter, the Company repurchased no shares and shares valued at less than $0.1 million, respectively, of its common stock in connection with net share settlement of restricted stock grants. For both the Current Nine Months and Prior Year Nine Months, the Company repurchased shares valued at less than $0.1 million of its common stock in connection with net share settlement of restricted stock grants.

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

Compensation expense related to the retention stock awards was less than $0.1 million for both the Current Quarter and Prior Year Quarter, respectively. Compensation expense related to the retention stock awards was approximately $0.1 million and $0.1 million for the Current Nine Months and Prior Year Nine Months, respectively. An additional amount of $0.1 million of compensation expense related to Mr. Galvin’s retention stock awards is expected to be expensed over a period of approximately fifteen months.

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

In the Current Quarter, the Company recognized compensation expense related to the PSUs granted as part of the long-term incentive plans of approximately $0.1 million as compared to a compensation expense of less than $0.1 million in the Prior Year Quarter. In the Current Nine Months, compensation expense related to the PSUs was $0.3 million as compared to a benefit of less than $0.1 million for the Prior Year Nine Months. An additional amount of $0.2 million of compensation expense related to the PSUs granted is expected to be expensed over a period of less than one year.

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards and stock options, approximately 0.5 million shares were anti-dilutive, as compared to approximately 0.4 million shares that were anti-dilutive for the Prior Year Quarter.

For the Current Quarter, none of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive as compared to 0.4 million of the performance related restricted stock-based awards issued to the Company’s named executive officers that were anti-dilutive in the Prior Year Quarter.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Basic	12,517	11,631	12,051	10,169
Effect of convertible notes subject to conversion	18,672	—	21,747	—
Effect of assumed vesting of dilutive shares	—	—	3	—
Diluted	31,189	11,631	33,801	10,169

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
For earnings (loss) per share - basic:
Net income (loss) attributable to Iconix Brand Group, Inc.	$45,726	$(35,708)	$6,808	$(16,492)
Accretion of redeemable non-controlling interest	140	—	(171)	—
Net income (loss) attributable to Iconix Brand Group, Inc. after the effect of accretion of redeemable non-controlling interest for basic earnings (loss) per share	$45,866	$(35,708)	$6,637	$(16,492)
For earnings (loss) per share - diluted:
Net income (loss) attributable to Iconix Brand Group, Inc.	$45,726	$(35,708)	$6,808	$(16,492)
Effect of potential conversion of 5.75% Convertible Notes	1,085	—	5,938	—
Accretion of redeemable non-controlling interest	140	—	(171)	—
Net income (loss) attributable to Iconix Brand Group, Inc. after the effect of potential conversion of 5.75% Convertible Notes for diluted earnings (loss) per share	$46,951	$(35,708)	$12,575	$(16,492)

Earnings (loss) per share:
Basic	$3.66	$(3.07)	$0.55	$(1.62)
Diluted	$1.51	$(3.07)	$0.37	$(1.62)
Weighted average number of common shares outstanding:
Basic	12,517	11,631	12,051	10,169
Diluted	31,189	11,631	33,801	10,169

11. Contingencies

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

On August 10, 2020, the Court issued a consolidated decision (the “Decision”) resolving the Iconix Defendants’ motion to dismiss the Supply Litigation and Hardy Way’s motion for summary judgment and to dismiss counterclaims in the Yap Litigation.  In the Supply Litigation, the Court granted the Iconix Defendants’ motion to dismiss in all respects, except one, and denied Supply’s cross-motion for leave to amend its complaint.  As a result of the Decision, the only claim that remains in the Supply Litigation is Supply’s claim of fraudulent inducement based on the Iconix Defendants’ purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark.  In the Yap Litigation, the Court denied Hardy Way’s motion for pre-discovery summary judgment on its affirmative claim as premature because of Yap’s allegation that he was fraudulently induced into entering into the guarantee by Hardy Way’s purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark.  The Court dismissed Yap’s counterclaims related to the markdown reimbursement request and denied Yap’s cross-motion for leave to amend his answer to assert additional defenses.  As a result of the Decision, the claims that remain in the Yap Litigation are Hardy Way’s affirmative claim against Yap on his guarantee and Yap’s counterclaim for declaratory judgment based on Hardy Way’s purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark.  The Decision is subject to normal appellate rights of all parties.

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

As previously disclosed, the Company received a formal order of investigation from the SEC staff in December 2015 and was contacted by the U.S. Attorney’s office for the Southern District of New York (the “SDNY”) in December 2018 regarding the same matters underlying the SEC’s investigation (together, the SDNY and SEC investigations, the “Government Investigations”). The Company has cooperated fully with the SEC and SDNY regarding this matter. As previously disclosed, on December 5, 2019, the Company reached an agreement with the SEC to resolve the SEC portion of the Investigation. As part of the settlement, which was approved by the U.S. District Court for the Southern District of New York (“SDNY”), the Company agreed to pay a civil penalty of $5.5 million. On the same day, the U.S. Attorney for the SDNY unsealed charges against the Company’s former Chairman and Chief Executive Officer, as well as its former Chief Operating Officer (who subsequently plead guilty).  The criminal trial of the Company’s former Chairman and Chief Executive Officer in respect of this matter was set to begin on May 11, 2020, but has been postponed indefinitely due to the COVID-19 pandemic. The $5.5 million penalty was recorded as an operating expense in 2019 and is being paid in installments. As of September 30, 2020, $0.8 million in future payments are included in Accounts payable and accrued expenses.

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

12. Related Party Transactions

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  In the case of Sports Direct International plc (“Sports Direct”), the Company maintains license agreements with Sports Direct, but in addition, during FY 2018, the Company entered into a cooperation agreement with Sports Direct that allowed Sports Direct to appoint two members to the Company’s Board of Directors.  The cooperation agreement expired pursuant to its terms during the first quarter of 2019. For the Current Quarter and Prior Year Quarter, and Current Nine Months and Prior Year Nine Months, the Company recognized the following royalty revenue amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Joint Venture Partner	2020	2019	2020	2019
M.G.S. Sports Trading Limited	102	111	309	329
Pac Brands USA, Inc.	46	131	153	239
Albion Equity Partners LLC / GL Damek	565	615	1,711	1,777
Li Ning	207	—	393	—
MHMC (1)	—	—	—	7
Sports Direct International plc	211	307	1,105	881
	$1,131	$1,164	$3,671	$3,233

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

With the exception of the Buffalo brand joint venture, Iconix Middle East joint venture, Diamond Icon joint venture and Umbro China joint venture (which was sold during the third quarter of 2020), the Company is not responsible for the income taxes related to the non-controlling interest’s share of the joint venture’s earnings.  Therefore, the tax liability associated with the non-controlling interest share of the joint venture’s earnings is not reported in the Company’s income tax expense, despite the joint venture’s entire income being consolidated in the Company’s reported income before income tax expense.  As such, the joint venture’s earnings have the effect of lowering our effective tax rate.  This effect is more pronounced in periods in which joint venture earnings are higher relative to our other earnings.  Since the Buffalo brand joint venture is a taxable entity in Canada, the Iconix Middle East joint venture and Diamond Icon joint venture are taxable entities in the United Kingdom, the Company is required to report its tax liability, including taxes attributable to the non-controlling interest, in its statement of operations.  All other consolidated joint ventures are partnerships and treated as pass-through entities not subject to taxation in their local tax jurisdiction, and therefore the Company includes only the tax attributable to its proportionate share of income from the joint venture in income tax expense.

The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal income tax purposes, during the third quarter of 2020, the Internal Revenue Service initiated an audit of the 2017 and 2018 federal tax returns. The audit is currently ongoing. The Company also files returns in numerous foreign jurisdictions that have varied years remaining open for examination, but generally the statute of limitations is three to four years from when the return is filed.

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

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration ("SBA"). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. In the second quarter of 2020, the Company received a $6.5 million refund resulting from carrying back their 2018 Net Operating Loss to offset 2013 taxable income.

The Company’s consolidated effective tax rate for the Current Quarter was 1.9% which resulted in a $0.9 million income tax expense as compared to the consolidated effective tax rate for the Prior Year Quarter of 1.7% which resulted in a $0.6 million income tax benefit.  The increase in tax expense for the Current Quarter resulted from expenses recorded in the Current Quarter for which no tax benefit was able to be recognized.

The Company’s consolidated effective tax rate for the Current Nine Months was 0.4% which resulted in a less than $0.1 million income tax expense as compared to the consolidated effective tax rate for the Prior Year Nine Months of -15.2% which resulted in a $1.3 million income tax expense.  The decrease in the tax expense is a result of the tax benefit recorded in the Current Nine Months related to the CARES Act.

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

14. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the Current Nine Months and Prior Year Nine Months:

Accumulated Other Comprehensive Income
Balance at December 31, 2019	$(54,643)
Foreign currency translation loss	5,713
Current period other comprehensive income	5,713
Balance at September 30, 2020	$(48,930)

Accumulated Other Comprehensive Income
Balance at December 31, 2018	$(53,068)
Foreign currency translation loss	(4,647)
Current period other comprehensive income	(4,647)
Balance at September 30, 2019	$(57,715)

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

Reportable data for the Company’s operating segments is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Licensing revenue:
Women's	$5,919	$10,317	$16,805	$26,855
Men's	5,705	7,942	15,419	25,491
Home	3,487	3,430	10,436	11,205
International	9,351	13,782	32,028	42,255
	$24,462	$35,471	$74,688	$105,806
Operating income (loss):
Women's	$6,207	$9,988	$5,750	$26,237
Men's	(1,249)	5,277	4,593	17,775
Home	3,588	2,990	4,512	9,777
International	6,556	6,243	14,569	25,432
Corporate	51,249	(32,613)	35,623	(50,364)
	$66,351	$(8,115)	$65,047	$28,857

16. Other Assets - Current and Long-Term

Other Assets - Current

	September 30, 2020	December 31, 2019
Other assets - current consisted of the following:
US federal tax receivables	$—	$1,115
Insurance receivable	—	15,000
Prepaid advertising	263	275
Prepaid expenses	934	1,207
Prepaid taxes	5,650	1,119
Prepaid insurance	459	2,042
Due from related parties	86	86
Other current assets	532	596
Other current assets	$7,924	$21,440

	September 30, 2020	December 31, 2019
Other noncurrent assets consisted of the following:
Prepaid interest	$4,389	$4,868
Deposits	343	707
Other noncurrent assets	1,190	1,205
Other noncurrent assets	$5,922	$6,780

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

For the Current Quarter, components of lease cost were as follows:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Operating lease cost	$560	$547	$1,683	$1,648
Short-term lease cost	(7)	158	231	355
Variable lease cost	147	124	342	335
	$700	$829	$2,256	$2,338

As of September 30, 2020, the operating lease ROU assets and operating lease liabilities were $5.1 million and $7.3 million, respectively.

For the Current Quarter and Current Nine Months, cash paid for lease liabilities for operating leases was $0.7 million and $2.0 million, respectively.  There were no ROU assets exchanged and no operating lease obligations assumed during the Current Quarter and Current Nine Months. In the Current Quarter and Current Nine Months, there were no reductions to ROU assets resulting from reductions to lease obligations. The Company recognized $0.1 million in sublease income during the Current Quarter and zero in the Prior Year Quarter. The Company recognized $0.2 million in sublease income during the Current Nine Months and zero in the Prior Year Nine Months. Sublease income is presented in operating expenses.

Because we generally do not have access to the rate implicit in the leases, the Company utilizes our incremental borrowing rate as the discount rate.  As of September 30, 2020, the weighted average remaining operating lease term is 3.55 and the weighted average discount rate for the operating leases is 8.59%.

Maturities of lease liabilities under non-cancellable leases as of September 30, 2020 are as follows:

Operating Leases
Remainder of 2020	$653
2021	2,452
2022	2,165
2023	2,109
2024	1,079
Total undiscounted lease payments	$8,458
Less: Imputed interest	1,134
Total lease liabilities	$7,324

18. Other Liabilities – Current

As of September 30, 2020, other current liabilities of $9.3 million was primarily related to amounts due to certain joint ventures that are not consolidated with the Company as well as the current portion of the lease liabilities (refer to Note 17 for further details) as compared to $13.8 million as of December 31, 2019.

19. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company located in Luxembourg, is the Euro.  However, the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and the Prior Year Quarter, the Company recorded a $0.5 million currency translation loss and a $0.4 million currency translation loss, respectively, that is included in the condensed consolidated statement of operations.  Due to fluctuations in currency in the Current Nine Months and Prior Year Nine Months, the Company recorded a $0.6 million currency translation loss and a $0.8 million translation loss, respectively, that is included in the condensed consolidated statement of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and the Prior Year Quarter, the Company recognized as a component of its comprehensive income, a foreign currency translation gain of $5.7 million and foreign currency translation loss of $4.0 million, respectively, due to changes in foreign exchange rates during the Current Quarter and the Prior Year Quarter, respectively. During the Current Nine Months and Prior Year Nine Months, the Company recognized as a component of its comprehensive income, a foreign currency translation gain of $5.7 million and a loss of $4.6 million, respectively.

20. Accounting Pronouncements

Recent Accounting Pronouncements

In February 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment”, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment.  The ASU is effective for public business entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  This ASU should be applied prospectively.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company adopted the new standard on January 1, 2020. The new standard did not have a material impact to the Company’s financial statements.

21. Other Matters

During the Current Quarter and  Prior Year Quarter, the Company included in its selling, general and administrative expenses approximately $0.5 million and $9.1 million respectively, of charges primarily related and professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation, the class action derivative litigations and the transition of the Company’s management. During the Current Nine Months and Prior Year Nine Months, the Company included in its selling, general and administrative expenses approximately $9.3 million and $15.1 million respectively, of charges primarily related and professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation, the class action derivative litigations and the transition of the Company’s management.

22. Subsequent Events

In September 2020, the Company completed the sale of its equity interests of Starter China Limited, for consideration of $16.0 million. The Company received approximately $15.6 million in net proceeds from the Starter China Sale and in October 2020, repaid approximately $11.7 million under its Senior Secured Term Loan.

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

As of September 30, 2020, our brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer ®, Rampage ®, Mudd ®, London Fog ®, Mossimo ®, Ocean Pacific/OP ®, Danskin /Danskin Now ®, Rocawear ®, Artful Dodger ®, Cannon ®, Royal Velvet ®, Fieldcrest ®, Charisma ®, Starter ® , Waverly ®, Ecko Unltd ® /Mark Ecko Cut & Sew ®, Zoo York ®, Umbro ® and Lee Cooper ®; and interests in Material Girl ®, Ed Hardy ®, Truth or Dare ®, Modern Amusement ®, Buffalo ®, Hydraulic ® and Pony ®.

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

Globally, we have over 60 DTR licenses and more than 460 total licenses.  Licensees are selected based upon our belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that we generally require for each brand. This licensing strategy is designed to permit us to operate our licensing business, leverage our core competencies of marketing and brand management with minimal working capital, and generally without inventory, production or distribution costs or risks, and maintain high margins. The majority of our licensing agreements include minimum guaranteed royalty revenue, which provides us with greater visibility into future cash flows.  As of October 1, 2020, we had a contractual right to receive over $380.7 million of minimum licensing revenue over the balance and the terms of their current licenses, excluding any renewals.

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

We have disclosed these reportable segments for the periods shown below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Licensing revenue:
Women's	$5,919	$10,317	$16,805	$26,855
Men's	5,705	7,942	15,419	25,491
Home	3,487	3,430	10,436	11,205
International	9,351	13,782	32,028	42,255
	$24,462	$35,471	$74,688	$105,806
Operating income (loss):
Women's	$6,207	$9,988	$5,750	$26,237
Men's	(1,249)	5,277	4,593	17,775
Home	3,588	2,990	4,512	9,777
International	6,556	6,243	14,569	25,432
Corporate	51,249	(32,613)	35,623	(50,364)
	$66,351	$(8,115)	$65,047	$28,857

COVID-19 Pandemic

The spread of the novel coronavirus or COVID-19 (“COVID-19”) during the first quarter of 2020 and its continued spread throughout the year to date has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic is an ongoing phenomenon with uncertain scale and has had severe global macroeconomic and financial market impacts. Certain of our licensees have been and may continue to be adversely impacted by the pandemic due to manufacturing facility closures, store closures, impacts to their distribution networks and a general decrease in customer traffic. We are, in many cases, suspending or deferring capital expenditures. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses. We are also taking certain precautions to provide a safe work environment for our employees. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

As the pandemic continues to unfold, the extent of the pandemic’s effect on our operational and financial performance and liquidity will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include changes in the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Notably, certain countries have begun re-enacting lockdowns, which, if re-enacted in the United States, could further negatively impact our business and results of operations. Any prolonged material disruption on discretionary spending and consumer demand could negatively affect our licenses and impact our financial position, results of operations and cash flows.

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total revenue for the Current Quarter was approximately $24.5 million, a 31% decrease as compared to $35.5 million for the Prior Year Quarter. Revenue from the women’s segment decreased 43% from $10.3 million in the Prior Year Quarter to $5.9 million in the Current Quarter primarily due to decreases in licensing revenue from our Mudd and Joe Boxer brands. Revenue from the men’s segment decreased 28% from $7.9 million in the Prior Year Quarter to $5.7 million in the Current Quarter mainly due to a decrease in licensing revenue from our Buffalo and Umbro brands. Revenue from the home segment increased 2% from $3.4 million in the Prior Year Quarter to $3.5 million in the Current Quarter mainly due to an increase in licensing revenue from our Charisma brand.  The international segment decreased 32% from $13.8 million in the Prior Year Quarter to $9.4 million in the Current Quarter mainly due to decreases in Latin America and Europe.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $9.9 million for the Current Quarter as compared to $26.3 million for the Prior Year Quarter, a decrease of $16.4 million or 62%, primarily due to a decrease in professional fees, compensation and advertising costs. SG&A from the women’s segment decreased from $0.8 million in the Prior Year Quarter to income of $0.9 million in the Current Quarter. SG&A from the men’s segment was flat at $2.7 million in the Prior Year Quarter and in the Current Quarter, respectively. SG&A from the home segment decreased from $0.4 million in the Prior

Year Quarter to income of $0.1 million in the Current Quarter. SG&A from the international segment was $7.2 million in the Prior Year Quarter and $2.7 in the Current Quarter. Corporate SG&A decreased 64% from $15.3 million in the Prior Year Quarter to $5.5 million in the Current Quarter.

Depreciation and Amortization. Depreciation and amortization decreased to $0.3 million for the Current Quarter, compared to $0.4 million in the Prior Year Quarter.

Equity (earnings)loss on joint ventures. Equity earnings on joint ventures was less than $0.1 million for the Current Quarter, compared to income of $0.2 million for the Prior Year Quarter.

Gain on Sale of Trademarks and Investment. Gain on Sale of Trademarks and Investment reflects the $59.6 million gain on the sale of 100% of our equity interest in Umbro China Ltd., and $14.5 million gain on sale of 100% of our equity interest in Starter China Ltd. during the Current Quarter.

Trademarks and Investment Impairment.  Trademark and Investment Impairment loss for the Current Quarter was $22.0 million as compared to $17.0 in the Prior Year Quarter.  The Trademark impairment charge of $4.8 million for the Current Quarter was primarily based on the impact of COVID-19 on current and estimated future cash flows and their impact on the fair values of the Pony and Hydraulic indefinite-lived trademarks, which were written down by $4.2 million and $0.6 million, respectively. Investment impairment of $17.1 million in the Current Year Quarter resulted from a decline in the fair value of our Ecko Mark/Ecko joint venture in China and our equity interest in our Candies joint venture in China which has been impacted by the effects of COVID-19 in that market. Investment impairment in the Prior Year Quarter of $ 17.0 million related to our investment in Marcy Media.

Operating Income. Total operating income for the Current Quarter was $66.4 million, an increase of $74.5 million as compared to a loss of approximately $8.1 million in the Prior Year Quarter primarily resulting from gains from sale of trademarks. Excluding trademark and investment impairment and gain on sale of trademarks, total operating income was $14.2 million for the Current Quarter or 58% of total revenue as compared to total operating income of $8.9 million in the Prior Year Quarter or 25% of total revenue. Operating income from the women’s segment was $6.2 million in the Current Quarter compared to income of $10.0 million in the Prior Year Quarter. Excluding trademark impairment, women’s operating income for the Current Quarter was $6.8 million. Operating income from the men’s operating segment was a loss of $1.2 million in the Current Quarter compared to $5.3 million in the Prior Year Quarter. Excluding trademark impairment, men’s operating income for the Current Quarter was $3.0 million. Operating income from the home segment was $3.6 million in the Current Quarter compared to income of $3.0 million in the Prior Year Quarter. Operating income from the international segment was $6.6 million in the Current Quarter compared to $6.2 million in the Prior Year Quarter. Corporate operating income was $51.2 million in the Current Quarter compared to an operating loss of $32.6 million in the Prior Year Quarter. Excluding gain on sale of trademarks and investment impairment, operating loss from the Corporate segment in the Current Quarter was $5.7 million. Excluding the investment impairment, corporate operating loss was $15.6 million in the Prior Year Quarter.

Other Expenses (income)-Net. Other expenses (income)- net was approximately $18.7 million for the Current Quarter as compared to of $26.7 million for the Prior Year Quarter, a decrease of $8.0 million. The decrease was primarily reflect the change in mark to market accounting for our 5.75 % convertible note partly offset by and an increase of $4.1 million in the Current Year Quarter on interest expense primarily related to the step up in interest rate on the securitization debt.

(Benefit) Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 1.9% resulting in a $0.9 million income tax expense, as compared to an effective income tax rate of 1.7% in the Prior Year Quarter which resulted in a $0.6 million income tax benefit.  The increase in the tax expense is a result of expenses recorded in the Current Quarter for which no tax benefit was able to be recognized.

Net Income (loss). Our net income was approximately $46.7 million in the Current Quarter, compared to a loss of approximately $34.2 million in the Prior Year Quarter, resulting from the factors discussed above.

Current Nine Months compared to Prior Year Nine Months

Licensing Revenue. Total revenue for the Current Nine Months was $74.7 million, a 29% decrease as compared to $105.8 million for the Prior Year Nine Months. Revenue from the women’s segment decreased 37% from $26.9 million in the Prior Year Nine Months to $16.8 million in the Current Nine Months primarily due to a decrease in licensing revenue from our Mudd and Candies brands as the brands transition from their historical DTR relationships, as well as a decrease in Rampage revenue. Revenue from the men’s segment decreased 40% from $25.5 million in the Prior Year Nine Months to $15.4 million in the Current Nine Months mainly due to a decrease in licensing revenue from our Buffalo and Umbro brands. Revenue from the home segment decreased 7% from $11.2 million in the Prior Year Nine Months to $10.4 million in the Current Nine Months mainly due to the transition of our Royal Velvet brand from a DTR relationship. The international segment decreased 24% from $42.3 million in the Prior Year Nine Months to $32.0 million in the Current Nine Months, mainly due to decreases in Latin America and Europe.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $42.0 million for the Current Nine Months as compared to $60.8 million for the Prior Year Nine Months, a decrease of $18.8 million or 31% primarily due to decreases in advertising expense, compensation costs and professional fees. SG&A from the women’s segment decreased from $2.1 million in the Prior Year Nine Months to $0.4 million in the Current Nine Months. SG&A from the men’s segment decreased 16% from $7.7 million in the Prior Year Nine Months to $6.5 million in the Current Nine Months primarily due to a decrease in advertising expense. SG&A from the home segment decreased from $1.4 million in the Prior Year Nine Months to $0.8 million in the Current Nine Months. SG&A from the international segment decreased 29% from $17.4 million in the Prior Year Nine Months to $12.3 million in the Current Nine Months. Corporate SG&A decreased 31% from $32.2 million in the Prior Year Nine Months to $22.1 million in the Current Nine Months.

Depreciation and Amortization. Depreciation and amortization was $0.9 million for the Current Nine Months, compared to $1.4 million in the Prior Year Nine Months.

Equity Earnings on Joint Ventures. Equity earnings on joint ventures was a loss of $1.5 million for the Current Nine Months, compared to income of $2.3 million for the Prior Year Nine Months. The Current Nine Months included trademark impairment charges of $1.0 million from our investment in South East Asia.

Gain on Sale of Trademark and Investment. Gain on Sale of Trademarks and Investment reflect the $59.6 million gain on the sale of 100% of equity our interest in Umbro China Ltd., $14.5 million gain on sale of 100% of our equity interest in Starter China Ltd., and the $1.6 million gain on the Sale of a 10% equity interest in Danskin China Ltd. during the Current Nine Months.

Trademark and Investment Impairment.  Trademark and Investment Impairment loss was $41.0 million for the Current Nine Months which represented a trademark loss of $23.7 million and an investment loss of $17.3 million, as compared to $17.0 million in the Prior Year Nine Months.  The charge for the Current Nine Months was primarily based on the impact of COVID-19 pandemic as well as the Sears store closures on current and estimated future cash flows and their impact on the fair values primarily of the Rampage, Joe Boxer, Pony, Waverly. Fieldcrest, Cannon and Umbro indefinite-lived trademarks and investments as follows:

Operating Segment	Brand / Trademark	Territory	Amount
Women’s	Rampage	US	$4,630
Women’s	Joe Boxer	US	4,605
Men's	Pony	US	4,244
Home	Waverly	US	1,783
Home	Royal Velvet	US	838
Home	Cannon	US	1,953
International	Umbro	International	944
Other	various	various	4,712
Total			$23,709

Investment impairment was $17.3 million in the Current Nine Months resulted from a decline in the fair value of our Ecko Mark/Ecko joint venture in China and of our equity interest in our Candies joint venture in China which has been impacted by the effects of COVID-19 in that market. Investment impairment in the Prior Nine Months was $17.0 million related to our investment in Marcy Media.

Operating Income(loss). Total operating income for the Current Nine Months was $65.0 million, compared to income of approximately $28.9 million in the Prior Year Nine Months. Excluding trademark and investment impairment, and gain on sale of trademarks and investment, total operating income in the Current Nine Months was $30.3 million or 41% of total revenue. Excluding investment impairment, total operating income in the Prior Year Nine Months was $45.9 million or 43% of total revenue. Operating income from the women’s segment was $5.8 million in the Current Nine Months compared to income of $26.2 million in the Prior Year Nine Months. Excluding trademark impairment, operating income from the women’s segment in the Current Nine Months was $16.4 million. Operating income from the men’s operating segment was $4.6 million in the Current Nine Months compared to $17.8 million in the Prior Year Nine Months. Excluding trademark impairments, operating income from the Men’s segment was $8.9 million. Operating income from the home segment was $4.5 million in the Current Nine Months compared to $9.8 million in the Prior Year Nine Months. Excluding trademark impairment, operating income from the home segment in the Current Nine Months was $9.7 million. Operating income from the international segment was $14.6 million in the Current Nine Months compared to $25.4 million in the Prior Year Nine Months. Excluding trademark impairment, operating income from the international segment in the Current Nine

Months was $18.1 million. Corporate operating income was $35.6 million in the Current Nine Months compared to operating loss of $50.4 million in the Prior Year Nine Months. Excluding gain on sale of trademarks and investment and investment impairment, operating income from the corporate segment in the Current Nine Months was a loss of $22.8 million. Excluding investment impairment, operating loss from the corporate segment was $33.4 million in the Prior Year Nine Months.

Other Expenses (income)-Net. Other expenses (income)- net was approximately $54.6 million for the Current Nine Months as compared to $37.1 million for the Prior Year Nine Months, an increase of $17.5 million. The change reflects a loss of $1.9 million in the Current Nine Months as compared to a gain of $6.8 million in the Prior Year Nine Months related to the mark-to-market adjustment from our 5.75% Convertible Notes and a $8.8 million increase in interest expense primarily related to the step up in interest rate on the securitization debt in the Current Nine Months.

Provision (benefit) for Income Taxes. The effective income tax rate for the Current Nine Months is approximately 0.4%, which resulted in an income tax expense of less than $0.1 million, as compared to an effective income tax rate of -15.2% in the Prior Year Nine Months, which resulted in a $1.3 million income tax expense.  The decrease in the tax expense is a result of the CARES Act.

Net Income(loss). Our net income was approximately $10.4 million in the Current Nine Months, compared to a loss of approximately $9.5 million in the Prior Year Nine Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements are to refinance or extinguish existing indebtedness and to fund working capital needs.  We currently rely primarily on asset sales and the issuance of indebtedness to refinance existing indebtedness.  At September 30, 2020 and December 31, 2019, our cash totaled $70.5 million and $55.5 million, respectively, not including short-term restricted cash of $12.8 million and $15.9 million, respectively. Our short-term restricted cash primarily consists of collection and investment accounts related to our Securitization Notes.

Our Securitization Notes include a financial test, known as the debt service coverage ratio (“DSCR”) that measures the amount of principal and interest required to be paid on the Co-Issuers’ debt to the approximate cash flow available to pay such principal and interest.  As a result of a decline in royalty collections during the twelve months ended March 31, 2019, the DSCR fell below 1.10x as of March 31, 2019.  Beginning April 1, 2019, the Senior Secured Notes experienced a Rapid Amortization Event pursuant to the Securitization Notes Indenture.  Upon a Rapid Amortization Event, any residual amounts available will immediately be used to pay down the principal.  We will continue to receive our management fee from the Securitization Note and we do not believe the loss of our residual, if any, will have a significant impact on our operations.  The legal final maturity date of the Securitization Notes is in January of 2043. As we did not repay or refinance the Securitization Notes prior to the anticipated repayment date, in January 2020 additional interest will accrue on amounts outstanding under the Securitization Notes. This additional interest is not required to be paid until 2043 and does not compound annually. Beginning January 2020, we are no longer required to make previously designated contractual principal payments. Future principal payments will be formulaically based on a percentage of receipts of royalty revenue. However, we believe recent events, primarily related to the impacts of the COVID-19 pandemic, have created risks related to liquidity and maintaining financial covenants, that raise substantial doubt about our ability to continue as a going concern. We have taken steps to reduce expenses and discretionary cash outlays and have been actively pursuing asset sales in order to satisfy liquidity needs under our financial covenants. In July 2020, we closed the Umbro China Sale and received approximately $59.6 million in net proceeds. In August 2020, we repaid approximately $44.7 million under our Senior Secured Term Loan with proceeds from the Umbro China Sale. In September 2020, we closed the Starter China Sale and received approximately $15.6 million in net proceeds. In October 2020, we repaid approximately $11.7 million under our Senior Secured Term Loan with proceeds from the Starter China Sale.

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

Operating Activities

Net cash provided by operating activities increased $3.8 million from net cash provided by operating activities of $15.9 million in the Prior Year Nine Months to net cash provided by operating activities of $19.7 million in the Current Nine Months.  The increase is primarily due to a decrease in Other assets - current, partly offset the decrease in Accounts payable and accrued expenses in the Current Nine Months.

Investing Activities

Net cash provided by investing activities increased approximately $80.7 million from net cash used in investing activities of $3.4 million in the Prior Year Nine Months to net cash provided by investing activities of $77.3 million in the Current Nine Months. The difference between both periods is primarily due to the sale of the Umbro China and Starter China trademarks in the Current Year Nine Months.

Financing Activities

Net cash used in financing activities increased approximately $49.2 million from cash used in financing activities of $35.9 million in the Prior Year Nine Months to cash used in financing activities of $85.1 million in the Current Nine Months. The increase between both periods is primarily due to an increase in payments of long-term debt in the Current Nine Months.

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

Recent Accounting Pronouncements

Refer to Note 20 of the notes to unaudited condensed consolidated financial statements for recent accounting pronouncements.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended September 30, 2020, that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed above.

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

On August 10, 2020, the Court issued a consolidated decision (the “Decision”) resolving the Iconix Defendants’ motion to dismiss the Supply Litigation and Hardy Way’s motion for summary judgment and to dismiss counterclaims in the Yap Litigation.  In the Supply Litigation, the Court granted the Iconix Defendants’ motion to dismiss in all respects, except one, and denied Supply’s cross-motion for leave to amend its complaint.  As a result of the Decision, the only claim that remains in the Supply Litigation is Supply’s claim of fraudulent inducement based on the Iconix Defendants’ purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark. In the Yap Litigation, the Court denied Hardy Way’s motion for pre-discovery summary judgment on its affirmative claim as premature because of Yap’s allegation that he was fraudulently induced into entering into the guarantee by Hardy Way’s purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark.  The Court dismissed Yap’s counterclaims related to the markdown reimbursement request and denied Yap’s cross-motion for leave to amend his answer to assert additional defenses.  As a result of the Decision, the claims that remain in the Yap Litigation are Hardy Way’s affirmative claim against Yap on his guarantee and Yap’s counterclaim for declaratory judgment based on Hardy Way’s purported misstatements about the Company’s financials and the viability of the Ed Hardy trademark.  The Decision is subject to normal appellate rights of all parties.

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

As previously disclosed, the Company received a formal order of investigation from the SEC staff in December 2015 and was contacted by the U.S. Attorney’s office for the Southern District of New York (the “SDNY”) in December 2018 regarding the same matters underlying the SEC’s investigation (together, the SDNY and SEC investigations, the “Government Investigations”). The Company has cooperated fully with the SEC and SDNY regarding this matter. As previously disclosed, on December 5, 2019, the Company reached an agreement with the SEC to resolve the SEC portion of the Investigation. As part of the settlement, which was approved by the U.S. District Court for the Southern District of New York (“SDNY”), the Company agreed to pay a civil penalty of $5.5 million.  On the same day, the U.S. Attorney for the SDNY unsealed charges against the Company’s former Chairman and Chief Executive Officer, as well as its former Chief Operating Officer (who subsequently plead guilty).  The criminal trial of the Company’s former Chairman and Chief Executive Officer in respect of this matter was set to begin on May 11, 2020, but has been postponed indefinitely due to the COVID-19 pandemic. The $5.5 million penalty was recorded as an operating expense in 2019 and is being paid in installments. As of September 30, 2020, $0.8 million in future payments are included in Accounts payable and accrued expenses

As discussed above, the Company has been subject to Government Investigations, as well as the shareholder derivative complaints (the “2015 Matters”).   Pursuant to the terms of its articles and bylaws, the Company is obligated to advance legal and other fees related to the 2015 Matters to certain of its current and former directors, officers and employees.   As previously disclosed

during the third Quarter of 2019, as a result of the expenses related to the 2015 Matters, the Company’s insurance coverage related to the 2015 Matters has been exhausted.  As such, the Company will not be reimbursed for any further expenses incurred related to the 2015 Matters, including in respect of the criminal trial of its former Chairman and CEO, Neil Cole or by certain of its other former directors, officers and employees.

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

As of September 30, 2020, the Company’s consolidated balance sheet reflects debt of approximately $583.5 million (which is net of $0.5 million of debt issuance costs), including (i) securitization debt of $423.9 million under our Series 2012-1 4.229% Senior Secured Notes, Class A-2, Series 2013-1 4.352% Senior Secured Notes, Class A-2 (collectively, the “Senior Secured Notes”), and the Variable Funding Notes, (ii) senior secured debt of $109.2 million (net of original issue discount and debt issuance costs of $7.2 million) under our Senior Secured Term Loan, and (iii) subordinated secured debt of $94.4 million (which is recorded in our consolidated balance sheet as of September 30, 2020 at a fair value of $49.1 million) under our 5.75% convertible senior subordinated secured second lien notes due 2023 (the “5.75% Convertible Notes”). We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our outstanding debt obligations:

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

Our licenses with Centric Brands and Kohls represent, each in the aggregate, our largest licensees during the three months ended September 30, 2020, representing approximately 10% and 10%, respectively of our total revenue for such period.

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

As of September 30, 2020, goodwill represented approximately $26.1 million, or approximately 6%, of the Company’s total consolidated assets, and trademarks and other intangible assets represented approximately $253.6 million, or approximately 57% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

During the Current Nine Months, the Company recorded $23.7 million of trademark impairment charges.  The charges for the Current Nine Months was based on the impact of COVID-19 pandemic as well as the Sears/Kmart store closures on current and estimated future cash flows and their impact on the fair value of the Rampage, Joe Boxer, Umbro, Pony, Hydraulic, Cannon and Fieldcrest indefinite-lived trademarks. In FY 2019, as a result of a decline in net sales as well as a decline in future guaranteed minimum royalties from license agreements for certain brands, the Company recorded non-cash asset impairment charges related to the write-off of certain of our trademarks of $65.6 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September, 2020, the Company issued approximately 1.3 million shares of common stock in connection with the semi-annual interest payment on the 5.75% Convertible Notes, for no additional consideration to the Company.

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter (share count in thousands):

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 - July 31	—	$—	—	$—
August 1 -August 31	—	$—	—	$—
September 1 - September 30	—	$—	—	$—
Total	—	—	—	$—

*	Amounts purchased represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002**

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: November 16, 2020	/s/ Robert C. Galvin
Robert Galvin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	/s/ John T. McClain
John T. McClain
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)