Form 10-K
period 2020-12-31
ICONIX BRAND GROUP, INC.
filed 2021-03-31
CIK 857737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2020 was approximately $10.5 million. As of March 18, 2021, 14,440,446 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

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

As of December 31, 2020, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer ®, Rampage ®, Mudd ®, London Fog ®, Mossimo ®, Ocean Pacific/OP ®, Danskin/Danskin Now ®, Rocawear ®, Cannon ®, Royal Velvet ®, Fieldcrest ®, Charisma ®, Starter ®, Waverly ®, Ecko Unltd ® /Mark Ecko Cut & Sew ®, Zoo York ®, Umbro ®, Lee Cooper ®, and Artful Dodger ®; and interests in Material Girl ®, Ed Hardy ®, Truth or Dare ®, Modern Amusement ®, Buffalo ®, Hydraulic ®, and PONY ®.

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

Globally, the Company has over 60 DTR licenses and more than 450 total licenses. Licensees are selected based upon the Company’s belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand. This licensing strategy is designed to permit the Company to operate its licensing business, leverage its core competencies of marketing and brand management with minimal working capital. The majority of the Company’s licensing agreements include minimum guaranteed royalty revenue which provides the Company with greater visibility into future cash flows. As of January 1, 2021, the Company had approximately $381 million of aggregate guaranteed royalty revenue over the terms of its existing contracts excluding renewals.

In the past, a key initiative in the Company’s global brand expansion plans was the formation of international joint ventures. The strategy in forming international joint ventures is to partner with best-in-class, local partners to bring the Company’s brands to market more quickly and efficiently, generating greater short- and long-term value from its IP, than the Company believes is possible if it were to build-out wholly-owned operations ourselves across a multitude of regional or local offices. Since September 2008, the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel, Iconix Middle East, Umbro China, Danskin China, Starter China, and Lee Cooper China.  The Company currently maintains a 100% ownership interest in Iconix China, Iconix Latin America and Iconix Canada. In 2020, The Company sold all of its interest in Umbro China and Starter China and entered an agreement to sell all its interest Lee Cooper China, which was completed in the first quarter of 2021. Refer to Note 4 in Notes to Consolidated Financial Statements for further detail.

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

The Company has acquired the following brands on the dates indicated:

Date acquired	Brand
July 2005	Joe Boxer
September 2005	Rampage
April 2006	Mudd
August 2006	London Fog
October 2006	Mossimo
November 2006	Ocean Pacific/ OP
March 2007	Danskin/ Danskin Now
March 2007	Rocawear
October 2007	Official-Pillowtex brands (Cannon, Royal Velvet, Fieldcrest and Charisma)
December 2007	Starter
October 2008	Waverly
October 2009, July 2011	Zoo York (1)
November 2012	Umbro
February 2013	Lee Cooper (2)
October 2009, May 2013	Ecko Unltd/ Marc Ecko Cut & Sew (3)
November 2007, July 2015	Scion (4)
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

In addition to the acquisitions above, the Company has acquired ownership interests in the following brands through its investments in joint ventures as of December 31, 2020:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix’s Interest
May 2009, April 2011	Ed Hardy	Hardy Way (1)	85%
March 2010	Material Girl and Truth or Dare	MG Icon	50%
December 2012	Modern Amusement	Icon Modern Amusement	51%
February 2013	Buffalo	Alberta ULC	51%
December 2014	Hydraulic	Hydraulic IP Holdings (2)	100%
February 2015	PONY	US Pony Holdings (3)	75%
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

(3)       In March of 2021, the Company acquired the remaining 25% interest in US Pony Holdings, LLC, resulting in 100% ownership of the rights to the Pony / Product of New York brand.

As of December 31, 2020, the Company was party to the following joint ventures to develop and market its brands in specific international markets, herein collectively referred to as the Company’s “International Joint Ventures”:

Date Created	Investment /Joint Venture	Iconix’s Interest
December 2009	Iconix Europe (1)	51%
May 2012	Iconix India	50%
March 2013	Diamond Icon	51%
September 2013	Iconix Australia (1)	55%
October 2013	Iconix Southeast Asia (1) (2)	50%
December 2013	Iconix Israel	50%
December 2014	Iconix Middle East (1)	55%
July 2016	Umbro China Limited (3)	0%
October 2016	Danskin China Limited (4)	90%
March 2018	Starter China Limited (5)	0%
June 2018	Lee Cooper China Limited (6)	100%
(1)

A six-month put/call option window for Iconix MENA Ltd., Iconix Southeast Asia and Iconix Europe LLC all commence on July 1, 2022. A put/call option for Iconix Australia can be exercised from December 31, 2022 through June 1, 2023. Refer to Note 4 in Notes to Consolidated Financial Statements for further details.

(2)	In June 2017, the Company deconsolidated Iconix SE Asia, Ltd. Refer to Note 4 in Notes to Consolidated Financial Statements for further details.
(3)

In July 2019, pursuant to the operating agreement, the Company reacquired the 5% ownership interest in Umbro China from MHMC, its joint venture partner, for approximately $1.3 million.  In July 2020, the Company completed the sale of 100% of its interest Umbro China. As a result of this transaction, the Company recognized a gain of $59.6 million, which has been recorded within Operating Income in the Company’s condensed consolidated statement of operations. Refer to Note 4 in Notes to Consolidated Financial Statements for further details.

(4)

In October 2016, the Company entered into an agreement with Li-Ning (China) Sports Goods Co., Ltd. (“LiNing”) to sell up to a 50% interest (and no less than 30% interest) in its wholly-owned indirect subsidiary, Danskin China Limited (“Danskin China”), a new Hong Kong registered company which holds the intellectual property and related assets in respect of the Danskin brand in mainland China and Macau. On June 30, 2020, the Company sold a 10% interest in Danskin China Ltd. to Li Ning Sports (Hong Kong) Company Ltd for $1.6 million. Refer to Note 4 in Notes to Consolidated Financial Statements for further details. In March 2021, the Company sold an additional 10% interest in Danskin China Ltd. to Li Ning Sports (Hong Kong) Company Ltd for $1.8 million. Refer to Note 4 in Notes to Consolidated Financial Statements for further details.

(5)

In September 2020, the Company completed the sale of 100% of its interest in Starter China. As a result of this transaction, the Company recognized a gain of $14.5 million, which has been recorded within Operating Income in the Company’s condensed consolidated statement of operations. Refer to Note 4 in Notes to Consolidated Financial Statements for further details.

(6)

On December 2, 2020, the Company, entered into a share purchase agreement to sell all its equity interests of Lee Cooper China Limited, (the “Lee Cooper China Sale”), for consideration of $16.0 million. The Lee Cooper China Sale includes the sale of the Lee Cooper brand in the People’s Republic of China, Hong Kong, Taiwan and Macau. The Lee Cooper China Sale was completed on March 23, 2021.

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

Women’s

Brands Wholly Owned by Iconix:

Candie’s. Candie’s is known as a “fun & flirty” young contemporary lifestyle brand, featuring products in apparel, accessories and footwear categories. As Iconix’s longest held trademark, Candie’s brand was established in 1977 which started with a high-heeled wooden-sole slide shoe that allowed women to put a punctuation mark on their look. Since then, the Candie’s brand has popped with cultural connection reflecting the attitude and aspiration of the times. In July 2005, Kohl’s Department Stores, Inc., became the primary DTR licensee with a multi-category line of Candie’s products, including sportswear, denim, footwear, handbags and intimate apparel. The exclusive agreement with Kohl’s expired under its terms on January 31, 2021, continuing as a non-exclusive arrangement through December 31, 2021. The brand has signed wholesale license agreements with channels outside of Kohl’s within optical, fragrance, and girl’s underwear and sleepwear categories of business. Candie’s award-winning advertising is known for its flirty but playful concepts. Over the years the brand has created omni-channel marketing campaigns leveraging its talent of “It” girls including Britney Spears, Fergie, Destiny’s Child, Lea Michele, Vanessa Hudgens, Hilary Duff, Bella Thorne, Kelly Clarkson, Jenny McCarthy and Sarah Hyland.

Mudd. Mudd is a highly recognizable junior lifestyle brand representing a generation of independent girls who stand up, stand out, and make their dreams a reality.  It was established in 1995 and acquired by Iconix in April 2006. Mudd has since become a junior’s denim destination synonymous with feminine-yet-casual fashion and a free-spirited lifestyle. In November 2008, the Mudd brand entered into a multi-year, exclusive, DTR licensing agreement with Kohl’s Department Stores, Inc., across the United States for apparel, footwear, fashion accessories and jewelry. The exclusive arrangement with Kohl’s expired under its terms on January 31, 2021, continuing as a non-exclusive arrangement through December 31, 2021. Our 2021 focus for the Mudd brand is to secure strong licensee partners to design, develop and distribute a variety of product categories to a wider base of retailers

Danskin/Danskin Now. Danskin is a 135 year-old iconic brand of women’s activewear, athleisure, legwear, dancewear, intimates, sleepwear, and fitness equipment, which the Company acquired in March 2007. Danskin has maintained a legacy of health, strength and female empowerment in its core values. The Danskin brand continues to be sold through better department, mid-tier, specialty and sporting goods stores, as well as through Danskin.com by wholesale licensees in the United States. In 2014, the brand re-launched its e-commerce site, blog, and expanded its social media efforts sustaining its heritage with dance.   As previously disclosed, the Company’s DTR with Wal-mart expired under its terms in January 2019.  The Danskin brand has many licensees including a new addition of footwear for 2019.  Even after the termination of the Wal-mart retail license agreement, we believe the brand has a solid distribution of retailers.  These retailers include Amazon, Costco, and Walmart.com as well as a strong presence within TJX corporation.

Mossimo. Mossimo is known as a contemporary, active and youthful lifestyle brand.  The brand was established in 1986 and acquired by the Company in October 2006. From 2000 to October 2018, Target Corporation, (“Target”), had held the exclusive license in the United States, covering apparel products for men, women and children, including casual sportswear, denim, swimwear, bodywear, watches, handbags and other fashion accessories and had become one of the largest apparel brands in the United States.    Our 2021 focus for the Mossimo brand is to secure strong licensee partners to design, develop and distribute a variety of product categories to a wider base of retailers.

Joe Boxer. Joe Boxer is a highly recognized lifestyle brand known for its irreverent and humorous image and provocative promotional events. Acquired by Iconix in July 2005, the brand was established in 1985 with the idea of taking basic clothing and re-imagining it to reflect humor, fashion and popular trends. The Company entered into a non-exclusive agreement for the brand with Kmart/Sears in February 2019 which has been adversely impacted by the closure of Kmart/Sears retail locations and the arrangement was terminated in 2020. Our 2021 focus for the Joe Boxer brand is to secure strong licensee partners to design, develop and distribute a variety of product categories to a wider base of retailers.

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

Starter. Founded in 1971, Starter is one of the original brands in licensed team sports merchandise and is a highly recognized brand of athletic apparel and footwear. The Company acquired Starter in December 2007. The Starter brand has been worn by some of the greatest athletes in MLB, NBA, NFL and NHL. Most recently, the Company has partnered with all the major professional sports leagues and over one hundred NCAA universities throughout the U.S. through a licensee to re-launch the iconic Starter satin jacket, sold through various specialty stores, sporting goods stores and online. In 2012, the Starter Black brand was launched.  Starter Black is a premium lifestyle brand extension that focuses on a fashion-forward collection of logo branded apparel and accessories and has quickly become a staple among celebrities, athletes and influencers.  The Starter Black brand is sold in high-end specialty and sporting goods stores (e.g., Fanatics, Barnes and Noble College Book Stores).  In the Fall of 2017, the Starter brand was launched as an exclusive distribution with Amazon as their only national brand in their private brand division.

Zoo York. Zoo York is an East Coast-based action lifestyle brand, named for the graffiti-art infused counterculture of 1970’s New York City. Zoo York has licenses with wholesalers covering a variety of products, including men’s, women’s and kids’ apparel, footwear, socks, skateboards and other accessories. The Manhattan-based brand proudly serves up a wide range of casual utilitarian looks for men and women that fuse authentic military-influenced overtones with iconic Zoo York City imagery.  The Company acquired a 51% interest in the Zoo York brand as part of the Ecko Unltd. acquisition in 2009, and the Company increased its ownership to 100% in 2011. Zoo York is currently distributed in department and specialty stores including Zumiez.

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

Artful Dodger.  In November 2007, Scion, through its wholly-owned subsidiary, Artful Holdings LLC, purchased the Artful Dodger brand, a high-end urban apparel brand.  In July 2015, the Company acquired the remaining 50% interest in the Scion joint venture which increased the Company’s ownership interest in Scion, and as a result, Artful Dodger, to 100%.

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

Hydraulic. Hydraulic was founded in New York in 1998 and is known for setting the blue jean standard. Hydraulic differentiates itself from other denim brands by positioning itself with the theme that all denim was not created equally. Our 2021 focus for the Hydraulic brand is to secure strong licensee partners to design, develop and distribute a variety of product categories to a wider base of retailers.

Brands Held by Iconix with Joint Venture Partners:

Hardy Way-Ed Hardy.  In May 2009, the Company acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brand and trademarks. In April 2011, the Company made an additional investment in Hardy Way which effectively increased its ownership interest to 85%. Don Ed Hardy and his artwork date back to 1967 when he transformed the tattoo business into an artistic medium. He began licensing his name and artwork for apparel in 2003 and today the Ed Hardy brand is recognized by its tattoo inspired lifestyle products. The brand is licensed to wholesalers in the United States for men’s, women’s, and kids’ apparel, fragrance, footwear and accessories. Distribution in the United States includes a wide base of retail stores, from Fred Segal to Macy’s.

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

US Pony Holdings, LLC – Pony / Product of New York.  In February 2015, the Company through its newly formed subsidiary, US Pony Holdings, LLC, acquired the North American rights to the Pony / Product of New York brand. These rights include the rights in the United States obtained from Pony, Inc. and Pony International, LLC, and the rights in Mexico and Canada obtained from Super Jumbo Holdings Limited. US Pony Holdings, LLC is owned 75% by the Company and 25% by its partner, Anthony L&S Athletics, LLC. Formed in 1972 in New York City, PONY became one of the top athletic footwear brands worldwide in the 1990’s appearing on professional athletes in the NBA, NFL, MLB, Pro Soccer, Pro Tennis, and Pro Boxing.  Since acquiring the brand, the Company has entered into footwear, apparel and hosiery licensing contracts.  However, the brand’s distribution in mid-tier department stores, specialty stores and sporting goods stores and at Pony.com. was adversely impacted in 2020 by the effects of the COVID-19 pandemic. In March of 2021, the Company acquired the remaining 25% interest in US Pony Holdings, LLC, resulting in 100% ownership of the rights to the Pony / Product of New York brand.

Home

Brands Wholly-Owned by Iconix:

Cannon. Established in 1887, Cannon is a brand with a powerful heritage and products that are known for their high quality, easy care and appeal to a broad range of consumers.  One of the most recognized home brands, Cannon delivers a consistent quality at an affordable price.  It is known as the first textile brand to sew logos onto products.  The Company acquired Cannon in 2007.  In October 2018, the Company entered into a non-exclusive license agreement for the brand with Kmart/Sears which was terminated in May 2020.  In March 2019, the Company signed new licensing agreements for Cannon in various product categories covering the US, Canadian and Mexican markets. In 2019, the Company entered a DTR with Ollies for bath towels, bath rugs and accent rugs as well as a license agreement for bath towels and kitchen textiles. In 2020, the Company signed new deals for the Cannon brand for bath rugs and for area and accent rugs for the US.

Royal Velvet. For over 60 years, Royal Velvet has been celebrating home fashions, offering sophisticated designs that foster creativity and welcome customers home. Royal Velvet is a premium brand that provides a sophisticated aesthetic to homes and delivers exceptional quality that people know, trust and love. Royal Velvet is an authority on color, bringing rich, elevated choices in home textiles and décor.   The Royal Velvet towel has been an industry standard since 1954. Royal Velvet products include towels, sheets, bath rugs, fashion bedding, basic bedding and window treatments.  The Company acquired Royal Velvet in 2007.  In April 2011, the Company entered into an exclusive DTR license with JC Penney Corporation, Inc., for the Royal Velvet brand in the United States.  As previously disclosed, the agreement expired under its terms in January 2019. In March 2019, the Company entered into a license agreement for various product categories within the US, Canada and Mexico markets.  In 2020, the Company signed new licensees for the Royal Velvet brand for accent and area rugs, utility bedding both in the US and Canada, and for window treatments in the US and Canada.

Fieldcrest. Fieldcrest has been the choice for quality bedding and bath since the late 19th Century. A brand rich in heritage, Fieldcrest is foundational luxury for the modern guest.  The Company acquired Fieldcrest in 2007. From 2005 until the agreement expired under its terms on January 31, 2020, the Fieldcrest brand had been licensed exclusively to Target in the United States. In 2019, the Company has entered into a license agreement for all home textiles. In 2020, the Company signed a new agreement for the Fieldcrest brand for accent and area rugs in the US. The brand has recently increased its retail footprint in JC Penney.

Charisma. Charisma home textiles were introduced in the 1970’s and are synonymous with understated elegance.  The Company acquired Charisma in 2007. In February 2009, the Company signed a DTR license with Costco Wholesale Corporation, (“Costco”) for certain Charisma products to be sold in Costco stores in the United States and other countries.  In 2019, Costco extended the current contract for an additional three years. The brand is also licensed in the United States and Canada for distribution through better department stores such as Bloomingdales, Nieman Marcus and Macy’s, as well as Horchow, Bed Bath & Beyond and QVC. In 2020, the Company signed three new licensees for the Charisma brand: for memory foam pillows and mattresses in the US and Canada; for newborn children in the US and Canada; and for area and accent rugs in the US.  The Company continues to pursue opportunities to expand the brand into new categories.

Waverly. Waverly is a home fashion and lifestyle brand that has been a leader in prints and patterns since its launch in 1923. It is one of the most recognized names in home décor and furnishings. Waverly’s distinctive color palette and accessible home decor allows consumers to mix and match fabrics offering a custom-designed look at an affordable price.  The Company acquired Waverly in October 2008.  Waverly has two DTR agreements in the United States: with Wal-Mart for the Waverly Inspirations Collection covering fabrics and craft, which Walmart extended in 2019 for two additional years, and with the Christmas Tree Shop for the Waverly Home Collection.  Waverly also has wholesale licensees in the United States for products including fabric, window treatments, décor, and bedding that are sold through retailers such as Jo-Ann’s, Lowe’s, JCPenney, Bed Bath & Beyond, and Belk, as well as specialty and off-price retailers. In 2020, the Company added new deals for the Waverly brand: for mattresses in the US and Canada; kitchen textiles and table linens in the US; for utility bedding in the US and renewed our license agreement for bedding, sheets and window treatments in the US and Canada.

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

Iconix China successfully placed several brands into joint ventures including Candie’s and Marc Ecko Cut & Sew with Shanghai La Chapelle Fashion Co. Ltd (HK 6116); London Fog with China Outfitters (HK1146); Material Girl with Ningbo Peacebird; Ed Hardy with Landmark International; and Ecko Unltd. with Xi Ha Clothing. In April 2016, the Company sold its interest in TangLi International, Ltd. (Ed Hardy China). In 2020, the Company rescinded trademark rights for Marc Ecko Cut & Sew with Shanghai La Chapelle Fashion Co. Ltd.

In March 2015, the Company purchased all equity interests in Iconix China owned by its partner, increasing the Company’s ownership of Iconix China from 50% to 100%. Subsequently, the Company secured traditional licensing agreements or sold its ownership interests in greater China for many of its brands including Umbro, Joe Boxer, Rocawear, Rampage, Danskin and Starter.

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

Iconix Canada.  In June 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Canada into two entities: Ico Brands L.P. (“Ico Brands”) and Iconix Canada L.P. (“Ico Canada,” and together with Ico Brands, “Iconix Canada”). Shortly thereafter, through their acquisitions of limited partnership and general partnership interests, Buffalo International ULC and its affiliates purchased a 50% interest in Iconix Canada.  In July 2017, the Company purchased from Buffalo its 50% interest in Iconix Canada for $19.0 million plus 50% of the net asset value of Iconix Canada (estimated to be approximately $2.0 million), increasing the Company’s ownership to 100%.  Iconix Canada has many licenses, for key brands such as Ecko Unltd., Danskin, London Fog, Rampage, Zoo York, Umbro, Fieldcrest, Royal Velvet, and Waverly.

Umbro China.  In July 2019, pursuant to the operating agreement, the Company reacquired the 5% ownership interest in Umbro China from MH Umbro International Co. Limited, its joint venture partner, for approximately $1.3 million.  As a result of that transaction, the Company maintained 100% ownership interest in Umbro China. In July 2020, the Company completed the sale of Umbro China. As a result of this transaction, the Company recognized a gain of $59.6 million, which has been recorded within Operating Income in the Company’s condensed consolidated statement of operations.

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

Iconix Europe has multiple partnerships including Danskin, Starter, Joe Boxer, Zoo York and London Fog with S-Group/Prisma as well as a wide range of licenses in multiple territories for key brands such as Ocean Pacific, Ecko Unltd., Rocawear, Cannon, and Waverly.

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

Iconix India has signed many long-term licensing partnerships with some of the largest retailing groups in India including Future Group, and has licensed brands such as Ecko Unltd., London Fog, Umbro, Ed Hardy and Cannon.

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

Iconix Australia licenses many brands in the territory including Ecko Unltd., Mossimo, Starter, Umbro, Zoo York and Fieldcrest.

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

MGS and its affiliated companies, have licenses for Umbro, OP and Danskin which they distribute through their vast wholesale network and through its Mega Sport stores. Iconix Israel also includes a license with Brill Fashion for Lee Cooper.

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

Iconix Middle East has licensed many brands in the MENA Territory including Cannon, Ecko Unltd., Starter, Umbro, Zoo York and a substantial DTR license with Landmark Group for Lee Cooper.

Danskin China.  In October 2016, the Company entered into an agreement with Li-Ning Company Limited to sell up to a 50% interest (and no less than a 30% interest) in Danskin China, which holds the Danskin trademarks and related assets in respect of mainland China and Macau. As a result of disruptions caused in the People’s Republic of China, the Company has agreed to extend the date of Li Ning’s purchase of the equity interest in Danskin China until June 30, 2020. On June 30, 2020, the Company sold a 10% interest in Danskin China Ltd. to Li Ning Sports (Hong Kong) Company Ltd for $1.6 million. In March 2021, the Company sold an additional 10% interest in Danskin China Ltd. to Li Ning Sports (Hong Kong) Company Ltd for $1.8 million.

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

Starter China.  In September 2020, the Company completed the sale of 100% of its interest in Starter China. As a result of this transaction, the Company recognized a gain of $14.5 million, which has been recorded within Operating Income in the Company’s condensed consolidated statement of operations. Refer to Note 4 in Notes to Consolidated Financial Statements for further details.

Lee Cooper China.  On December 2, 2020, the Company, entered into a share purchase agreement to sell all of the equity interests of Lee Cooper China Limited, for consideration of $16.0 million. The Lee Cooper China Sale includes the sale of the Lee Cooper brand in the People’s Republic of China, Hong Kong, Taiwan and Macau. The Lee Cooper China Sale was completed on March 23, 2021.

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

The Company has over 450 licenses and has benefited from the model’s scalability, which enables the Company to leverage its existing infrastructure to support new business and brands. A key objective of the Company is to capitalize on its brand management expertise and relationships to build and maintain a diversified portfolio of consumer brands that generate revenues. Through our international partnerships, we have successfully built a vast network of licensees around the world.

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

The Company’s licenses typically require the licensee to pay the Company royalties based upon net sales with guaranteed minimum royalties. The Company’s licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands. As of January 1, 2021, the Company and its joint ventures had a contractual right to receive approximately $381 million of aggregate minimum licensing revenue through the balance of their current licenses, excluding any renewals.

The Company believes that coordination of brand presentation across product categories is critical to maintaining the strength and integrity of its brands. Accordingly, the Company typically maintains the right in its licenses to preview and approve all products, packaging and other presentations of the licensed mark. Moreover, in many of its licenses, prior to each season, representatives of the Company supply licensees with trend guidance as to the “look and feel” of the current trends for the season, including colors, fabrics, silhouettes and an overall style sensibility, and then work with licensees to coordinate the licensed products across the categories to maintain the cohesiveness of the brand’s overall presentation in the marketplace. Thereafter, the Company obtains and approves (or objects and requires modification to) product and packaging provided by each licensee on an on-going basis.  In addition, the Company communicates with its licensees throughout the year to obtain and review reporting of sales and calculation and payment of royalties.

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

Direct-to-retail licenses

For the year ended December 31, 2020, the Company’s largest DTR license was with Kohl’s for the Candie’s and Mudd brands which represented approximately 9% of total revenue for the period. As detailed below, these arrangements expired on January 31, 2021. The Company also has DTR agreements under various terms at Amazon for Starter and Costco for the Charisma brand.

Kohl’s licenses

Revenue generated by the Company’s two licenses with Kohl’s accounted for, in the aggregate, 9% and 11% of the Company’s revenue for Fiscal years 2020 and 2019, respectively. The following is a description of these licenses.

Candie’s. In December 2004, the Company entered into a license agreement with Kohl’s for an initial term of five years with options to renew. Pursuant to this license, Kohl’s has the exclusive right to design, manufacture, sell and distribute a broad range of products under the Candie’s trademark, including women’s, and juniors’ apparel, and accessories (except prescription eyewear). The license provided for guaranteed minimum royalties and advertising payments that Kohl’s is obligated to pay the Company for each contract year.  The exclusive license expired under its terms on January 31, 2021. A non-exclusive arrangement continues through January 30, 2022.

Mudd. In November 2008, the Company entered into a license agreement with Kohl’s granting Kohl’s the exclusive right to design, manufacture, sell and distribute a broad range of Mudd-branded apparel and accessories in the United States and its territories. The exclusive license expired under its terms on January 31, 2021. A non-exclusive arrangement continues through January 30, 2022.

Wholesale Licenses

For the year ended December 31, 2020, the Company’s largest wholesale licensee was Centric Brands Inc. for the Buffalo brand, which represented approximately 10% of total revenue for the period.

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

Intellectual Property

We believe that the Company’s worldwide IP portfolio, which includes trademarks, service marks, copyrights and other proprietary information, is our most valuable asset. As of December 31, 2020, we owned nearly 6,700 trademark and service mark registrations and applications – over 450 of which are domestic and over 6,200 of which are foreign. Trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office and in other countries throughout the world in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a variety of product categories, including footwear, apparel, fragrance, handbags, watches and various other goods and services, including in some cases, home accessories and electronics.  In addition, the Company owns numerous copyrights in its iconic Waverly and Joe Boxer patterns and designs. The Company also owns over 1,500 domain names worldwide and registers key domain names containing its trademarks.

Employees and Human Capital Resources

As of December 31, 2020, the Company had a total of 101 full-time employees and 8 part-time employees. Our employees are primarily located in New York, NY, as well as London and Manchester, England. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

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

As of December 31, 2020, the Company’s consolidated balance sheet reflects debt of approximately $564.4 million (which is net of $5.5 million of debt issuance costs and original issue discount), including (i) securitization debt of $417.9 million under our Series 2012-1 4.229% Senior Secured Notes, Class A-2, Series 2013-1 4.352% Senior Secured Notes, Class A-2 (collectively, the “Senior Secured Notes”), and the Variable Funding Notes (as defined below), (ii) senior secured debt of $94.4 million (net of debt issuance costs and original issue discount of $5.5 million) under our Senior Secured Term Loan (as defined below), and (iii) subordinated secured debt of $94.4 million (which is recorded in our consolidated balance sheet as of December 31, 2020 at a fair value of $50.9 million) under our 5.75% convertible senior subordinated secured second lien notes due 2023 (the “5.75% Convertible Notes”). We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our outstanding debt obligations:

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

In the event that a rapid amortization event occurs or continues under the indenture (including, without limitation, upon an event of default under the indenture or the failure to repay the securitization debt at the end of the five-year interest-only period), or in the event that a management termination event occurs or continues under the management agreement the funds available to us would be or are reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

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

We have issued a substantial number of shares of common stock that are eligible for resale under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, and that may become freely tradable.  We may, in the future, issue additional shares of our common stock.  Pursuant to the terms of our 5.75% Convertible Notes, we may elect to pay interest on such notes in shares of our common stock, rather than in cash.  Upon conversion of our 5.75% Convertible Notes, we may elect to satisfy our conversion obligations solely in shares of our common stock, which would result in an increase in the outstanding number of shares of our common stock that, subject to certain limitations, would be freely tradable. We have also issued a substantial number of restricted shares of common stock as inducement grants in connection with the Company’s hiring of a new CEO in October 2018 and a new CFO in February 2019 and may do so again in the future. If the holders of 5.75% Convertible Notes choose to exercise their conversion rights and sell the underlying shares of common stock in the public market, or if holders of currently restricted shares of our common stock choose to sell such shares in the public market under Rule 144 or otherwise, the prevailing market price for our common stock may decline. Also, we have recently paid interest on the 5.75% Convertible Notes in shares of our common stock, and may continue to do so in the future, and any such issuance may cause the market price of our common stock to decline. The sale of shares issued upon the exercise of our derivative securities or other issuances of our common stock could also further dilute the holdings of our then existing stockholders, including holders of convertible notes that receive shares of our common stock upon conversion of their notes. In addition, future issuances of shares of our common stock could impair our ability to raise capital by offering equity securities.

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

Our license with Centric Brands Inc., was our largest licensee during the twelve-month period ended December 31, 2020, representing approximately 10% of our total revenue for such period.

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

As previously disclosed, the Company was notified of the following non-renewals of license agreements: (i) the Candie’s and Mudd license at Kohl’s, (ii) the Danskin Now DTR license agreements with Walmart, (iii) the Royal Velvet license agreement with J.C. Penney’s, and (iv) the Material Girl DTR license agreement with Macy’s. While the Company is actively working to place these brands with other licensees, the failure to enter into replacement license agreements for these brands on economic terms similar to such DTR arrangements may adversely affect our future revenues and cash flows.

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

As of December 31, 2020, goodwill represented approximately $26.1 million, or approximately 6% of the Company’s total consolidated assets, and trademarks and other intangible assets represented approximately $246.8 million, or approximately 60% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

In FY 2020 and FY 2019, as a result of a decline in net sales as well as a decline in future guaranteed minimum royalties from license agreements for certain brands, the Company recorded non-cash asset impairment charges, related to the write-off of certain of our trademarks of $35.0 million and $65.6 million, respectively.

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

A portion of our revenue is attributable to activities in territories and countries outside of the United States by certain of our joint ventures and our licensees. The fact that some of our revenue and certain business operations of our joint ventures and certain licensees are conducted outside of the United States exposes them to several additional risks, including, but not limited to social, political, regulatory and economic conditions or to laws and policies governing foreign trade and investment in the territories and countries where our joint ventures or certain licensees currently have operations or will in the future operate. Certain foreign jurisdictions also create difficulties collecting bad debts or other outstanding receivables owed to the Company or its joint ventures.  Any of these factors could have a negative impact on the business and operations of our joint ventures and certain of our licensees operations, which could also adversely impact our results of operations. Increase of revenue generated in foreign markets may also increase our exposure to risks related to foreign currencies, such as fluctuations in currency exchange rates and exposure to capital controls that trap cash in these foreign currencies and/or jurisdictions. Currency exchange rate fluctuations may also adversely impact our joint ventures and licensees. In the past, we and our joint ventures have attempted to have contracts that relate to activities outside of the United States denominated in U.S. currency, however, we do not know to the extent that we will be able to continue this as we increase our contracts with foreign licensees. In certain instances, we have entered into foreign currency hedges to mitigate our risk related to fluctuations in our contracts denominated in foreign currencies; however, we cannot predict the effect that future exchange rate fluctuations will have on our operating results.  We also cannot guarantee that we can distribute cash out of these foreign jurisdictions or otherwise enforce all of our legal and economic rights therein. From time to time, particularly in countries with strong capital controls in place by a central bank or other centralized governmental monetary authority (e.g., the People’s Republic of China, Brazil and Argentina), we have had difficulty from time to time distributing cash on a timely basis out of such countries.  Similarly, in the past in certain foreign countries, we have faced difficulties in legally enforcing the payment terms in our license agreements or otherwise collecting past due payables due from certain licensees.  A material rise in any of the aforementioned challenges, especially with respect to any unpaid material sums, could have a material adverse effect on our business, results of operations and financial position.

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

The global outbreak of a novel strain of the novel coronavirus (“COVID-19” or “coronavirus”) originating in Wuhan, China has impacted and may continue to impact our results, liquidity and financial condition. The virus has spread rapidly across the globe, including the U.S. The pandemic continues to have an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created a significant adverse impact on our business. Also, the COVID-19 pandemic may continue to have an adverse effect on the economy, our licensees, customer sentiment in general, and has lead to and may again lead to the temporary closing of stores containing our brands. We are unable to predict when retailers who have temporarily closed stores will reopen or if additional periods of store closures will be needed or mandated. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows as our licensees may request temporary relief, delay or not make scheduled payments. COVID-19 is adversely impacting sales in the apparel and accessories industry. Diminished sales of products bearing our brands may have an adverse effect on the estimated fair value of our intangible assets, including our trademarks. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the effectiveness of any vaccines, the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently. The potential impact of COVID-19 intensifies the business and operating risks that we face and should be considered when reading the additional risk factors below.

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

From time to time, we may be made a party to litigations in the normal course of business. For example, as the owner of a trademark, we may be named as a defendant in a lawsuit relating to a product designed and manufactured by a licensee of that trademark. In most cases, our licensees under the existing license agreements are obligated to defend and indemnify us, as licensor, and our affiliates with respect to such litigation. In addition, while third parties could assert infringement claims involving our trademarks, we believe our trademarks are not subject to significant litigation risk because they are widely known and well-established trademarks, which have been consistently used by us and the previous owners. We also maintain insurance for certain risks, but it is not possible to obtain insurance to protect against all possible liabilities. Although historically the litigation involving us has not been material to our financial position or our liquidity, any litigation has an element of uncertainty and if any such litigation were to be adversely determined and/or a licensee were to fail to properly indemnify us and/or we did not have appropriate insurance coverage, such litigation could affect our financial position and liquidity.

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

The decision made in the United Kingdom referendum in June 2016 to leave the European Union (commonly known as “Brexit”) has caused, and may continue to cause, volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in political, regulatory, consumer, corporate and financial confidence in the United Kingdom and Europe. On January 31, 2020, the United Kingdom withdrew from the European Union and the United Kingdom entered a transition period that expired on December 31, 2020. During this transition phase, the United Kingdom and the European Union sought to negotiate and finalize a new, more permanent trade deal. On December 24, 2020, negotiators representing the United Kingdom and the European Union came to a preliminary trade agreement, the EU-UK Trade and Cooperation Agreement (“TCA”), which is an agreement on the terms governing certain aspects of the European Union’s and United Kingdom’s relationship following the end of the transition period. On December 30, 2020, the United Kingdom and the European Union signed the TCA, which was ratified by the British Parliament on the same day. The TCA has been provisionally applied since January 1, 2021 but cannot formally enter into force until ratified by the European Parliament. In the event that the European Parliament does not ratify the TCA before April 30, 2021, the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules. However, even under the TCA, many aspects of the United Kingdom-European Union trade relationship remain subject to further negotiation. Due to political uncertainty, it is not possible to anticipate the form or nature of the future trading relationship between the United Kingdom and the European Union. While certain measures have been proposed and/or implemented within the United Kingdom and at the European Union level or at the member state level, which are designed to minimize disruption in the financial markets, it is not currently possible to determine whether such measures would achieve their intended effects. Notwithstanding the foregoing, the extent of the impact of the withdrawal and the resulting economic arrangements in the United Kingdom and in global markets as well as any associated adverse consequences remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time.  The mid-to-long term uncertainty may have a negative effect on the performance of Iconix Europe, our London-based joint venture, as well as Iconix MENA LTD and Diamond Icon, LLC, our joint ventures which were established under the laws of the United Kingdom.  In addition, we have license agreements in place with licensees across many of our brands in the United Kingdom, maintain a wholly-owned subsidiary established under the laws of the United Kingdom; and have employees, offices and showroom space in the United Kingdom related to our Umbro and Lee Cooper brands.  The impact of Brexit on the foregoing aspects of our business are unknown at this time.  Brexit could have the effect of disrupting the free movement of goods, services and people between the United Kingdom and the European Union and negatively impact our business and that of our licensees.  The full effects of Brexit are uncertain and will depend on any agreements the United Kingdom may make to retain access to European Union markets.  Brexit also could lead to uncertainty with respect to the United Kingdom legal and regulatory framework and the enforcement of our legal and intellectual property rights.  Additionally, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets.  This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.  Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, licensees, results of operations and financial condition could be adversely affected by Brexit is uncertain.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On November 9, 2007, we entered into a lease agreement covering approximately 30,550 square feet of office and showroom space at 1450 Broadway in New York, New York. The term of the lease runs through June 30, 2024 and provides for total aggregate base rental payments for such space of approximately $26.4 million (ranging from approximately $1.1 million for the first year following the rent commencement date to approximately $2.2 million, on an annualized basis, in the last year of the lease). We will also be required to pay our proportionate share of any increased taxes attributed to the premises. Such property is utilized by each of the Company’s reporting segments other than the international segment. In January of 2020, the Company entered into sublease arrangements for approximately 25% of the space through the end of the lease term.

Item 3. Legal Proceedings

For information on Company legal proceedings, see Note 11 to our Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.001 par value per share, its only class of common equity, is quoted on NASDAQ, under the symbol “ICON”.

As of March 17, 2021, there were 814 holders of record of the Company’s common stock.

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

The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the annual meeting of stockholders to be held in 2021.

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

As of December 31, 2020, our brand portfolio includes Candie’s ®, Bongo ® , Joe Boxer ®, Rampage ® , Mudd ®, London Fog ®, Mossimo ®, Ocean Pacific/OP ®, Danskin/Danskin Now ®, Rocawear ®, Cannon ®, Royal Velvet ®, Fieldcrest ®, Charisma ®, Starter ®, Waverly ®, Ecko Unltd ®  /Mark Ecko Cut & Sew ®, Zoo York ®, Umbro ®, Lee Cooper ®, and Artful Dodger ®; and interests in Material Girl ®, Ed Hardy ®, Truth or Dare ®, Modern Amusement ®, Buffalo ®, Hydraulic ®, and PONY ®.

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

Globally, we have over 60 DTR licenses and more than 450 total licenses. Licensees are selected based upon our belief that such licensees will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that we generally require for each brand. This licensing strategy is designed to permit us to operate our licensing business and leverage our core competencies of marketing and brand management with minimal working capital. The majority of our licensing agreements include minimum guaranteed royalty revenue which provides us with greater visibility into future cash flows. As of January 1, 2021, we had approximately $381 million of aggregate guaranteed royalty revenue over the terms of our existing contracts excluding renewals.

Our Candie’s and Mudd exclusive DTR license agreements at Kohl’s expired under its terms in January 2021. Our Material Girl license with Macy’s expired on January 31, 2020. Our Royal Velvet license agreement with JC Penney expired in January 2019. We have DTR agreements under various terms with Amazon for Starter and at Costco for the Charisma brands. We are actively seeking to place Candie’s, Mudd, Bongo, OP, Danskin, Mossimo and Material Girl with new or existing licensees. At this time, we are uncertain how the terms and conditions of any potential replacement licensing arrangements could affect our future revenues and cash flows.

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

We have disclosed these reportable segments for the periods shown below.

(in 000’s)	FY 2020	FY 2019
Licensing revenue by segment:
Women’s	$25,248	$37,491
Men’s	22,737	36,793
Home	16,194	14,753
International	44,397	59,947
	$108,576	$148,984
Operating income (loss):
Women’s	$3,652	$(961)
Men’s	10,103	24,878
Home	9,486	(4,932)
International	20,621	23,487
Corporate	23,739	(74,004)
	$67,601	$(31,532)

Highlights of FY 2020

•	Total revenue of $108.6 million, a 27% decline from prior year.

•	Improved cost structure of business during the year, decreasing SG&A cost 30% Year-over-year.

•	Signed 190 new license agreements and renewals during 2020, for aggregate guaranteed minimum royalties of approximately $134 million through the life of the agreements.

COVID-19 Pandemic

The spread of the novel coronavirus or COVID-19 (“COVID-19”) during the first quarter of 2020 and its continued spread throughout the year to date has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic is an ongoing phenomenon with uncertain scale and has had severe global macroeconomic and financial market impacts. and had a material adverse effect on our results of operations and liquidity. Continued material disruptions on discretionary spending and consumer demand could further negatively affect our licenses and impact our financial position, results of operations and cash flows. Certain of our licensees have been and may continue to be adversely impacted by the pandemic due to manufacturing facility closures, store closures, impacts to their distribution networks and a general decrease in customer traffic. We have, in many cases, suspended or deferred capital expenditures. We continue to take steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses, and our completed and contemplated sales of certain of our brands, such as the Umbro China sale. We have also taking certain precautions to provide a safe work environment for our employees. We continue to evaluate further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

Results of Operations

FY 2020 Compared to FY 2019

Licensing Revenue. Total licensing revenue for FY 2020 was $108.6 million, a 27% decrease as compared to $149.0 million for FY 2019. The women’s segment decreased 33% from $37.5 million in FY 2019 to $25.3 million in FY 2020 mainly due to a decrease in our Joe Boxer, London Fog, Mudd and Rampage brands which were all adversely impacted the COVID-19 pandemic, partly offset by an increase in our Danskin brand. The men’s segment decreased 38% from $36.8 million in FY 2019 to $22.7 million in FY 2020 mainly due to decreases in our Buffalo and Umbro brands. The home segment increased 10% from $14.8 million in FY 2019 to $16.2 million in FY 2020 mainly due to an increase in licensing revenue for our Charisma and Cannon brands, partly offset by a decrease in our Fieldcrest brand as the brand transitions from our historical DTR relationship. The international segment decreased 26% from $59.9 million in FY 2019 to $44.4 million in FY 2020 mainly due to decreases in Latin America and Europe.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) was $59.4 million for FY 2020 as compared to $84.7 million for the FY 2019, a decrease of $25.3 million or 30%, primarily due to decreases in advertising expense, compensation costs and professional fees. SG&A in FY 2019 included a $5.5 million charge related to a settlement with the SEC. SG&A from the women’s segment decreased from $4.1 million in FY 2019 to $2.0 million in FY 2020 mostly due to lower advertising costs. SG&A from the men’s segment decreased 32% from $11.0 million in FY 2019 to $7.4 million in FY 2020 primarily due to a decrease in advertising expense. SG&A from the home segment decreased from $1.9 million in FY 2019 to $1.6 million in FY 2020. SG&A from the international segment decreased 28% from $23.6 million in FY 2019 to $17.1 million in FY 2020 mainly due to a decrease in adverting expense. Corporate SG&A decreased 29% from $44.2 million in FY 2019 to $31.3 million in FY 2020, primarily due to decreases in compensation costs, and professional fees as FY 2019 included a $5.5 million charge related to the agreement to settle the SEC investigation.

Depreciation and Amortization. Depreciation and amortization was $1.2 million for FY 2020, compared to $1.8 million in FY 2019, a decrease of $0.6 million or 34%.

Equity Earnings (loss) on Joint Ventures. Equity Earnings on Joint Ventures was a loss of $1.4 million in FY 2020, as compared to $0.0 million in FY 2019. FY 2020 included trademark impairment charges of $1.0 million from our investment in South East Asia. FY 2019 included asset impairments in our Material Girl and Southeast Asia joint ventures of $3.6 million.

Gain on Sale of Trademarks and Investment. Gain on Sale of Trademarks and Investment of $75.7 million reflect the $59.6 million gain on the sale of 100% of our equity interest in Umbro China Ltd., $14.5 million gain on sale of 100% of our equity interest in Starter China Ltd., and the $1.6 million gain on the Sale of a 10% equity interest in Danskin China Ltd. during FY 2020 as compared to no such gain for FY 2019.

Trademark, Investment & Asset Impairment.  Trademark, Investment & Asset impairment loss for FY 2020 was $54.7 million as compared to $94.0 million in FY 2019.  The Trademark impairment charge for FY 2020 of $35.1 million was primarily based on the impact of COVID-19 pandemic on current and estimated future cash flows and their impact on the fair values primarily of the Rampage, Joe Boxer, Candies, Mudd, OP, Pony, Waverly, Fieldcrest, Cannon and Umbro indefinite-lived trademarks and investments. Investment impairment was $19.6 million in FY2020 and resulted from a decline in the fair value of our Ecko Mark/Ecko joint venture in China and of our equity interest in our Candies joint venture in China, which has been negatively impacted by the effects of COVID-19 in that market. The charge for FY 2019 was comprised of Trademark impairments of $65.6 million primarily for our Fieldcrest, Joe Boxer and Mudd brands, investment impairments of $17.0 million to our investment in Marcy Media Holdings, LLC based on the estimated value that would be realized on the disposal of our equity interest, a $9.6 million (inclusive of $2.6 million of advances made to the entity) related to our investment in MG Icon and an asset impairment of $1.8 million related to the downsizing our New York office space.

Operating Income (Loss). Total operating income for FY 2020 was $67.6 million as compared to a loss of $31.5 million in FY 2019. Excluding the trademark, asset and investment impairment, and gain on sale of trademarks and investment, operating income in FY 2020 was $46.6 million, or 43% of revenue, as compared to income of $62.4 million, or 42% of revenue, in FY 2019. Operating income from the women’s segment was $3.7 million in FY 2020 as compared to a loss of $1.0 million in FY 2019. Excluding trademark impairment, women’s operating income in FY 2020 was $23.3 million as compared of $34.3 million in FY 2019. Operating income from the men’s segment was $10.1 million in FY 2020 as compared to $24.9 million in FY 2019. Excluding trademark impairment, men’s operating income in FY 2020 was $15.3 million as compared to $25.8 million in FY 2019. Operating income from the home segment was $9.5 million in FY 2020 as compared to a loss of $4.9 million in FY 2019. Excluding trademark impairment, home operating income was $14.6 million in FY 2020 as compared to $12.9 million in FY 2019. Operating income from the international segment was $20.6 million in FY 2020 as compared to $23.5 million in FY 2019. Excluding trademark impairment, international operating income was $25.7 million in FY 2020 as compared to $35.1 million in FY 2019. Corporate operating income was $23.7 million in FY 2020 as compared to a loss of $74.0 million in FY 2019. Excluding investment impairment, asset impairments, gain on sale of investments and gain on sale of trademarks, corporate operating loss was $32.3 million in FY 2020 as compared to a loss of $45.6 million in FY 2019.

Other Expenses (income)- Net. Other expenses (income)- net was $72.8 million for FY 2020 as compared to of $62.7 million for FY 2019, an increase in expense of $10.1 million. The increase was primarily related to a $10.8 million increase in interest expense, due to the step up in interest rates on the securitization notes beginning in FY 2020.

Provision for Income Taxes. The effective tax rate in FY 2020 was 42.6% resulting in a $2.2 million tax benefit as compared to FY 2019 which had a tax rate of -6.0% resulting in a $5.7 million tax provision.  The decrease in tax expense is a result of the CARES Act.

Net loss. Our net loss was approximately $3.0 million for FY 2020, compared to net loss of approximately $99.9 million for FY 2019, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Historically, our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. Our principal capital requirements are to refinance or extinguish existing indebtedness and working capital needs. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. We rely on asset sales and issuance of indebtedness to refinance existing indebtedness. At December 31, 2020 and December 31, 2019, our cash totaled $49.8 million and $55.5 million, respectively, not including short-term restricted cash of $9.4 million and $15.9 million, respectively. Our short-term restricted cash primarily consists of collection and investment accounts related to our Securitization Notes (as defined below). In addition, as of December 31, 2020, approximately $15.0 million, or 25%, of our total cash (including restricted cash) was held in foreign subsidiaries. During the second fiscal quarter of 2018, we elected to treat our Luxembourg top tier subsidiary (“Luxco”) as a disregarded entity for US tax purposes. As such, all foreign operations under LuxCo are treated as a branch for US tax purposes and subject to US taxation.

Our Securitization Notes include a financial test, known as the debt service coverage ratio (“DSCR”) that measures the amount of principal and interest required to be paid to Co-issuers’ debt to approximate cash flow available to pay such principal and interest. As a result of the decline in royalty collections during the twelve months ended March 31, 2019 the DSCR fell below 1.10x as of March 31, 2019. Beginning April 1, 2019, the Senior Secured Notes experienced a Rapid Amortization event pursuant to the Securitization Notes Indenture. Upon a Rapid Amortization Event, any residual amounts available will immediately be used to pay down principal. We will continue to receive our management fee from the Securitization Note and we do not believe the loss of our residual, if any, will have a significant impact on our operations. The legal final maturity date of the Securitization Notes is in January of 2043. As we did not repay or refinance the Securitization Notes prior to the anticipated repayment date, in January 2020 additional interest accrues on amounts outstanding under the Securitization Notes. This additional interest is not required to be paid until 2043 and does not compound annually. Also, beginning January 2020, we are no longer required to make previously designated contractual principal payments. Future principal payments will be formulaically based on a percentage of receipts of royalty revenue. In July 2020, we closed the Umbro China Sale and received approximately $59.6 million in net proceeds. In August 2020, we repaid approximately $44.7 million under our Senior Secured Term Loan with proceeds from the Umbro China Sale. In September 2020, we closed the Starter China Sale and received approximately $15.6 million in net proceeds. In October 2020, we repaid approximately $11.7 million under our Senior Secured Term Loan with proceeds from the Starter China Sale. In December 2020, The Company entered into an agreement to sell all of its interests in Lee Cooper China for consideration of $16.0 million. The Lee Cooper sale was completed on March 23, 2021.

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

Changes in Working Capital

At December 31, 2020 and December 31, 2019, the working capital ratio (current assets to current liabilities) was 1.49 to 1 and 1.03 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased approximately $9.9 million, from $30.3 million in FY 2019 to $20.4 million in FY 2020 primarily due to a decrease in revenues from $149.0 million in FY 2019 to $108.6 in FY 2020, and a decrease in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities increased approximately $65.1 million, from cash provided by investing activities of $12.1 million in FY 2019 as compared to cash provided by investing activities of $77.1 million in FY 2020. The difference between both periods is primarily due to the sale of the Umbro China and Starter China trademarks in FY 2020.

Financing Activities

Net cash used in financing activities increased approximately $56.5 million, from cash used in financing activities of $53.8 million in FY 2019 to cash used in financing activities of $110.3 million in FY 2020.  The increase in cash used in financing activities is primarily due to an increase in payments of long-term debt in FY 2020. The FY2020 increase is due to increased repayments on the Senior Secured Term Loan due to asset sales discussed above, partly offset by reduced repayments on the Senior Secured Notes discussed above.

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

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allowed for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes allowed for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent.  The Variable Funding Notes are governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Securitization Notes Indenture. Interest on the Variable Funding Notes is payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, each as defined in the Variable Funding Note Purchase Agreement.  In February 2015, we fully drew down the $100.0 million of available funding under the Variable Funding Notes, which remains outstanding as of December 31, 2020.

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

In July 2017, in connection with the sale of the businesses underlying the Company’s previous entertainment segment, the Company made a mandatory principal prepayment on its Senior Secured Notes of $152.2 million.

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

The legal final maturity date of the Securitization Notes is in January of 2043. As we have not repaid or refinanced the Securitization Notes prior to January 2020 (the “anticipated repayment date”), and as a result, during FY2020, additional interest  accrues on amounts outstanding under the Securitization Notes at a rate equal to (A) in respect of Variable Funding Notes 5% per annum, (B) in respect of the 2012 Senior Secured Notes and the 2013 Senior Secured Notes, the greater of (1) 5% per annum and (2) a per annum interest rate equal to the excess, if any, by which the sum of (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis), on the anticipated repayment date of the United States treasury security having a term closest to 10 years plus (y) 5% per annum plus (z) with respect to the 2012 Senior Secured Notes, 3.4% per annum, or with respect to the 2013 Senior Secured Notes, 3.14% per annum, exceeds the original interest rate. Pursuant to the Securitization Notes Indenture, such additional interest is not due to be paid by the Company until January 2043 (the legal maturity date) and does not compound annually.  The Securitization Notes rank pari passu with each other.

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

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of December 31, 2020, the Company is in compliance with all covenants under the Securitization Notes.

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

As of December 31, 2020 and December 31, 2019, the total outstanding principal balance of the Securitization Notes was $417.9 million and $438.1 million, respectively, of which $8.4 million and $42.7 million, respectively is included in the current portion of long-term debt on the consolidated balance sheet. As of December 31, 2020 and December 31, 2019, $8.5 million and $14.9 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

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

Fifth Amendment

On March 30, 2020, the Company entered into the fifth amendment and waiver to the Senior Secured Term Loan (the “Fifth Amendment”). The Fifth Amendment, among other things, (i) waived an event of default under the Senior Secured Term Loan due to the Company’s receipt of a going concern qualified audit opinion for FY 2019 and (ii) modified the asset sale prepayment obligation to obligate the Company to pay 75% of the net proceeds from one or more asset sales in any fiscal year to the extent the aggregate amount of asset sale net proceeds exceed $5.0 million.

As a result of the Umbro China Sale and the Starter China Sale, the Company made principal repayments of $44.7 million and $11.7 million on the Senior Secured Term Loan in the third and fourth quarter of 2020, respectively. As of December 31, 2020 and December 31, 2019, the outstanding principal balance of the Senior Secured Term Loan was $94.4 million (which is net of $5.1 million of original issue discount) and $162.4 million (which is net of $13.2 million of original issue discount), respectively, of which $31.0 million and $19.3 million is recorded in current portion of long-term debt on the Company’s consolidated balance sheet, respectively.

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

During FY2020, noteholders did not convert any of the aggregate outstanding principal balance of their 5.75% Convertible Notes into shares of the Company’s common stock.

The Company has elected to account for the 5.75% Convertible Notes based on the Fair Value Option accounting as outlined in ASC 825.  Refer to Note 7 of the Notes to the Consolidated Financial Statements for further details. As of December 31, 2020, while the debt balance recorded at fair value on the Company’s consolidated balance sheet was $50.9 million, the actual outstanding principal balance of the 5.75% Convertible Notes is $94.4 million.

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

Gains on sale of trademarks

We sell a brand’s territories and/or categories through joint venture transactions which are an ongoing part of our business. Since our goal is to maximize the value of the IP, we evaluate sale opportunities by comparing whether the offer is more valuable than the current and potential revenue stream in our traditional licensing model. Further, as part of our evaluation process, we will also look at whether or not the buyer’s future development of the brand could help expand the brands global recognition and revenue. We consider, among others, the following guidance in determining the appropriate accounting and gains recognized from the initial sale of our brands/trademarks to our joint ventures: ASC 323, Investments—Equity Method and Joint Venture, ASC 605 and ASC 606, Revenue Recognition, ASC 810, Consolidations, and ASC 845, Nonmonetary Transactions - Exchanges Involving Monetary Consideration.

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

Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; (iv) contractually guaranteed minimum revenues; and (v) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. During FY 2020 and FY 2019, we recognized a non-cash impairment charge of $35.0 million and $65.6 million, respectively, for indefinite-lived intangibles across all segments.  See Note 3 for further information.

For the year ended December 31, 2020:

During FY 2020, we recorded $19.6 million of impairment charges to other equity investments primarily related to a decline in fair value of the Company’s investment in its Ecko/Mark Ecko Joint venture in China and the Company’s interest in its Candies China joint venture. During FY 2019, an impairment charge in the amount of $17.0 million based on the estimated value that would be realized on the disposition of our equity interest in Marcy Media Holdings, LLC, an impairment charge in the amount $9.6 million (inclusive of $2.6 million of advances made to the entity) related to our investment in MG Icon, which owns the Material Girl trademark, and an impairment charge of $1.8 million related to the consolidation and partial sublease of our New York office space.

During FY 2020, we tested our indefinite lived intangible assets for recoverability as discussed above, the evaluations resulted in in the following impairment charges:

Operating Segment	Brand / Trademark	Territory	Amount
Women’s	Rampage	US	$7,765
Women’s	Joe Boxer	US	4,605
Women’s	Candies	US	4,702
Women’s	Mudd	US	1,430
Women’s	OP	US	959
Men's	Pony	US	4,694
Home	Waverly	US	1,783
Home	Royal Velvet	US	838
Home	Cannon	US	1,953
International	Umbro	International	1,070
Other	various	various	5,254
Total			$35,053

Overall, the impairment charges were primarily as a result of management’s revisions to our forecasts to reflect lower revenue and operating margin expectations for the Company. The decrease in financial projections is primarily due to continued declines and strategic repositioning of proprietary brands in the retail industry, accompanied by the closing of traditional brick and mortar stores and continued online disruption and competition in the target market. Several of our historical DTR partners (e.g., Target, Kmart/Sears) have been affected by this decline which has resulted in the non-renewal of license agreements or increased pressures to reduce the economics (e.g., royalty rates, guaranteed minimum royalties) of new and existing license agreements.

On an individual brand level, the impairment charges noted above arose out of lower forecasted revenue. The primary factors for the lower forecasts for each of the brands noted above are set forth below:

•	Rampage – Wholesale license arrangements have underperformed expectations primarily based on the impact of the COVID-19 pandemic including a contract termination.
•	Joe Boxer – Kmart/Sears’ store closures and the subsequent termination of the arrangement in FY 2020 significantly reduced cashflows related to the non-exclusive arrangement.
•	Candies – Our exclusive DTR arrangement with Kohl’s expired in January of 2021.
•	Mudd – Our exclusive DTR arrangement with Kohl’s expired in January of 2021.
•	Op – Wholesale license arrangements have underperformed expectations primarily based on the impact of the COVID-19 pandemic.
•	Pony – Wholesale license arrangements have underperformed expectations primarily based on the impact of the COVID-19 pandemic.
•	Waverly – Wholesale license arrangements have underperformed expectations primarily based on the impact of the COVID-19 pandemic.
•	Royal Velvet – Wholesale license arrangements have underperformed expectations primarily based on the impact of the COVID-19 pandemic.

•	Cannon – Wholesale license arrangements have underperformed expectations primarily based on the impact of the COVID-19 pandemic.
•	Umbro – Primarily related to the impacts of the COVID-19 global pandemic on the international retail environment.

For the year ended December 31, 2019:

During the fourth quarter of FY 2019, we tested our indefinite-lived intangible assets for recoverability as discussed above, the evaluations resulted in the following trademark impairment charges:

Operating Segment	Brand / Trademark	Territory	Amount
Women’s	Mudd	US	$10,322
Women’s	Joe Boxer	US	11,768
Women’s	OP	US	4,903
Women’s	Mossimo	US	3,074
Women’s	Bongo	US	2,186
Women’s	Rampage	US	1,956
Home	Fieldcrest	US	13,026
Home	Royal Velvet	US	4,763
International	Umbro	International	6,469
Other	various	various	7,120
Total			$65,587

Overall, the impairment charges were primarily as a result of management’s revisions to our forecasts to reflect lower revenue and operating margin expectations for the Company. The decrease in financial projections is primarily due to continued declines and strategic repositioning of proprietary brands in the retail industry, accompanied by the closing of traditional brick and mortar stores and continued online disruption and competition in the target market. Several of our key DTR partners (e.g., Kohl’s, Kmart/Sears) have been affected by this decline which has resulted in the non-renewal of license agreements or increased pressures to reduce the economics (e.g., royalty rates, guaranteed minimum royalties) of new and existing license agreements.

On an individual brand level, the impairment charges noted above arose out of lower forecasted revenue. The primary factors for the lower forecasts for each of the brands noted above are set forth below:

•	Mudd – Our exclusive DTR with Kohl’s was scheduled to expire in January 2021.
•

Joe Boxer – Kmart/Sears’ bankruptcy filing in the fourth quarter of FY 2018 allowed Kmart/Sears to reject the existing Joe Boxer license agreement. In February 2019, we entered a non-exclusive arrangement with Kmart/Sears and our forecasts reflect potentially lower short-term earnings as we diversify away from the exclusive DTR format.

•	Op – Wholesale license arrangements have underperformed expectations.
•	Mossimo – Reflects the decline in cash flows for the brand.
•	Bongo – Reflects the decline in cash flows for the brand.
•	Rampage – Wholesale license arrangements have underperformed expectations.
•	Fieldcrest – Our exclusive DTR with Target expired in January 2020. Our current forecasts reflect the expected time frame for the repositioning of the brand with its new wholesale licensee.
•	Royal Velvet – Our exclusive DTR with JC Penney expired in 2019. Our current forecasts reflect the expected time frame for business development with its new licensee.
•	Umbro – Primarily related to our termination of our joint venture partner in China.

We will continue to monitor impairment indicators and financial results in future periods. If current or expected cash flows change or if the market value of our stock decreases, there may be additional impairment charges. Impairment charges could be based on factors such as our forecasted cash flows, assumptions used, or other variables.

Goodwill

Goodwill is tested for impairment at the reporting unit level (we have four operating segments: women’s, men’s, home, and international) on an annual basis (in our fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We consider our market capitalization and the carrying value of our assets and liabilities, including goodwill, when performing our goodwill impairment test. When conducting our annual goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, we then apply a two-step impairment test. The two-step impairment test first compares the fair value of our reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired, and we are not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, we determine the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations. No goodwill impairment was recognized during FY 2020 and FY 2019. See Note 1 Notes to Consolidated Financial Statements for further detail.

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

Management estimates fair value based on assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows; acquired developed technologies and patents; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in our product portfolio; and discount rates.

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

Recent Developments

On January 27, 2021, the “Company, received written confirmation from the Nasdaq Office of General Counsel that the Company has regained compliance with The Nasdaq Stock Market’s (“Nasdaq”) market value of publicly held securities rule, and that the Company is in compliance with other applicable listing standards as of the date thereof. The January 27, 2021 letter also confirmed that the Company’s pending hearing before the Nasdaq Hearings Panel has been cancelled and the Company’s common stock will continue to be listed and traded on the Nasdaq Stock Market. The Company had received notice from the Nasdaq on December 28, 2020 that the Company’s common stock would be delisted if Minimum Market Value was not reestablished.

On February 15, 2021, the Company settled its $2.7 million February 2021 interest obligation on its 5.75% Convertible Notes in shares of its common stock by issuing approximately 1.0 million shares.

On March 23, 2021, the Company completed its previously announced sale of Lee Cooper China for net proceeds of $15.8 million. The Lee Cooper China Sale includes the sale of the Lee Cooper brand in the People’s Republic of China, Hong Kong, Taiwan and Macau. In March of 2021, the Company repaid approximately $11.8 million under the Senior Secured Term Loan with the proceeds received from the Lee Cooper China Sale.

In March 2021, the Company amended its operating agreements with GBG for its MENA Ltd, Iconix Europe and Iconix SE Asia Ltd, joint ventures. The amendments changed the timing of the put/call option windows, to a six-month period commencing July 1, 2022. The Company also amended its operating agreement with Pac Brands USA, Inc. for its Iconix Australia joint venture. The amendment changed the timing of the put/call option to any time after December 31, 2022 and before June 1, 2023.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2020).  Based upon that evaluation, our principal executive officer and principal financial and accounting officer have concluded that due to a material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

Refer to Management’s Annual Report on Internal Control over Financial Reporting for changes in internal controls over financial reporting for the year ended December 31, 2020.

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

Our management, under the supervision of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that due to an error in 2020 related to our intangible asset impairment testing and an error in the prior year financial reporting of income taxes, our internal controls over financial reporting were not effective as of December 31, 2020. A material weakness is a deficiency in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have implemented additional controls to address the material weakness related to our intangible asset impairment test which are being evaluated. In addition, we will implement controls to address the material weakness related to the financial reporting of income taxes during the fourth quarter of 2021, which will be tested at year end.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended December 31, 2020 that may have materially affected, or which are reasonably likely to materially affect internal control.  Based on that evaluation, there have been no other changes in the Company’s internal control during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, executive officers and certain corporate governance matters is incorporated by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2021 (“2021 Definitive Proxy Statement”) to be filed with the SEC.

Code of Business Conduct

We have adopted a written code of business conduct that applies to our officers, directors and employees. Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation

The information required under this item is hereby incorporated by reference to the 2021 Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is hereby incorporated by reference to the 2021 Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is hereby incorporated by reference to the 2021 Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is hereby incorporated by reference to the 2021 Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets—December 31, 2020 and December 31, 2019
•	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020 and 2019
•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2020 and 2019
•	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. See the Index to Exhibits for a list of exhibits filed as part of this Annual Report.

(b) See Item (a) 3 above.

(c) See Item (a) 2 above.

Item 16. Form 10-K Summary

Not applicable.

Index to Exhibits

Exhibit Numbers	Description

2.1

Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC  (1)  +

2.2	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC (2) +

2.3	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC (3) +

2.4	Asset Purchase Agreement dated December 23, 2016 by and among Iconix Brand Group, Inc., 360 Holdings II-A LLC, Icon NY Holdings LLC, Iconix Latin America LLC and Sharper Image Holdings LLC(4)

2.5	Membership Interest Purchase Agreement by and among Iconix Brand Group, Inc., Icon NY Holdings LLC, IBG Borrower LLC, DHX Media Ltd. and DHX SSP Holdings LLC, dated May 9, 2017. (5)

2.6	Membership Interest Purchase Agreement by and among Iconix Brand Group, Inc., IBG Borrower LLC, DHX Media Ltd. and DHX SSP Holdings LLC, dated May 9, 2017. (5)

3.1	Amended and Restated Certificate of Incorporation, as amended (6)

3.2	Restated and Amended By-Laws(7)

4.1	Base Indenture dated November 29, 2012(12)

4.2	Supplemental Indenture Series 2012-1 Supplement dated November 29, 2012(12)

4.3	First Amendment to the Series 2012-1 Supplemental Indenture dated August 18, 2017(54)

4.4	Supplemental Indenture Series 2013-1 Supplement dated as of June 21, 2013(8)

4.5	Indenture, dated as of February 22, 2018, by and among the Company, the Guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee(59)

4.6	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934(10)

10.1	401(K) Savings Plan of the Company(18)

10.2	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices(24)

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

10.27	Employment Agreement entered into January 22, 2019 by and between Iconix Brand Group, Inc. and John T. McClain.(66)

21	Subsidiaries of the Company++

23	Consent of BDO USA, LLP++

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002++

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

Exhibit Numbers	Description

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

101.INS	XBRL Instance Document++

101.SCH	XBRL Schema Document++
101.CAL	XBRL Calculation Linkbase Document ++

101.DEF	XBRL Definition Linkbase Document++

101.LAB	XBRL Label Linkbase Document++

101.PRE	XBRL Presentation Linkbase Document++

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K/A for the event dated May 9, 2017 and incorporated by reference herein.
(6)	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated by reference herein.
(7)	[Intentionally omitted.] Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 6, 2012 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 21, 2013 and incorporated by reference herein.
(9)
(10)	Filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated by reference herein.
(11)	[Intentionally omitted.]
(12)	[Intentionally omitted.]
(13)	[Intentionally omitted.]
(14)	[Intentionally omitted.]
(15)	[Intentionally omitted.]
(16)	[Intentionally omitted.]
(17)	[Intentionally omitted.]
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.
(19)	[Intentionally omitted.]
(20)	[Intentionally omitted.]
(21)	[Intentionally omitted.]
(22)	[Intentionally omitted.]
(23)	[Intentionally omitted.]
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.
(25)	[Intentionally omitted.]
(26)	[Intentionally omitted.]
(27)	[Intentionally omitted.]
(28)	[Intentionally omitted.]
(29)	[Intentionally omitted.]
(30)	[Intentionally omitted.]
(31)	[Intentionally omitted.]
(32)	[Intentionally omitted.]
(33)	[Intentionally omitted.]
(34)	[Intentionally omitted.]

(35)	[Intentionally omitted.]
(36)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated by reference herein.
(37)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 and incorporated by reference herein.
(38)	[Intentionally omitted.]
(39)	[Intentionally omitted.]
(40)	[Intentionally omitted.]
(41)	[Intentionally omitted.]
(42)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated by reference herein.
(43)	[Intentionally omitted.]
(44)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 7, 2016 and incorporated by reference herein.
(45)	Filed as Annex A to the Company’s Definitive Proxy Statement dated October 23, 2015 as filed on Schedule 14A and incorporated by reference herein.
(46)	[Intentionally omitted.]
(47)	[Intentionally omitted.]
(48)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 10, 2016 and incorporated by reference herein.
(49)	[Intentionally omitted.]
(50)	Filed as Annex A to the Company’s Definitive Proxy Statement dated September 29, 2017 as filed on Schedule 14A and incorporated by reference herein.
(51)	[Intentionally omitted.]
(52)	[Intentionally omitted.]
(53)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 2, 2017 and incorporated by reference herein.
(54)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 18, 2017 and incorporated by reference herein.
(55)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 27, 2017 and incorporated by reference herein.
(56)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 24, 2017 and incorporated by reference herein.
(57)	[Intentionally omitted.]
(58)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 12, 2018 and incorporated by reference herein.
(59)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 22, 2018 and incorporated by reference herein.
(60)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated by reference herein.
(61)	[Intentionally omitted.]
(62)	[Intentionally omitted.]
(63)	[Intentionally omitted.]
(64)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 18, 2018 and incorporated by reference herein.
(65)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 3, 2018 and incorporated by reference herein.
(66)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 22, 219 and incorporated by reference herein.
*	Denotes management compensation plan or arrangement.
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

ICONIX BRAND GROUP, INC.

Date: March 31, 2021	By:	/s/ Robert C. Galvin
Robert C. Galvin
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert C. Galvin	Director, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2021
Robert C. Galvin

/s/ John T. McClain	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
John T. McClain

/s/ F. Peter Cuneo	Chairman of the Board of Directors	March 31, 2021
F. Peter Cuneo

/s/ Drew Cohen	Lead Director	March 31, 2021
Drew Cohen

/s/ James A. Marcum	Director	March 31, 2021
James A. Marcum

/s/ Justin Barnes	Director	March 31, 2021
Justin Barnes

Annual Report on Form 10-K

Item 8, 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Year ended December 31, 2020

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

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Iconix Brand Group, Inc. (the “Company”) and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Trademark Impairment Assessment

As described in Note 3 to the consolidated financial statements, the trademarks and other intangibles, net balance as of December 31, 2020 was $246.8 million.  The Company performs indefinite-lived intangible asset impairment testing at least annually as of the first day of the fourth quarter, or as deemed necessary due to the identification of a triggering event. The Company identified triggering events at each quarter and recognized a total impairment charge of $35.1 million during the year ended December 31, 2020. The Company tests the indefinite-lived intangible asset utilizing a discounted cash flow method to determine the estimated fair value.

We identified the assessment of the fair value of the Company’s trademarks to be a critical audit matter.  The discount rates and revenue growth rates are subjective measures and changes to these assumptions could have a significant effect on the Company’s assessment of the trademarks’ fair value. Inherent uncertainties existed related to the Company’s revenue growth rates and how various economic and other factors, including the projected impact from the COVID-19 pandemic, could affect the Company’s forecasted assumptions of future cash flows. Auditing these elements involved especially challenging and subjective auditor judgment, including the need for specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

•	Assessing the Company’s ability to estimate future cash flows, including projected revenues, by comparing the Company’s historical cash flow forecasts by trademark to actual results.
•

Evaluating the reasonableness of assumptions used in the Company’s estimate of fair value, including the revenue growth rate, given the inherent uncertainty of the COVID-19 pandemic, by comparing the projections to contractual minimums with licensees as well as business strategies and management’s growth plans.

•

Utilizing personnel with specialized knowledge and skill in valuation to assist in assessing the appropriateness of the methodology applied in estimating the fair values of the Company’s tradenames, discount rate used in the Company’s estimate of the fair value, including performing sensitivity analyses.

/s/ BDO USA, LLP

We have served as the Company's auditor since 1998.

New York, New York

March 31, 2021

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents (includes VIE assets of $7,332 and $8,397, respectively)	$49,797	$55,465
Restricted cash	9,380	15,946
Accounts receivable, net (includes VIE assets of $3,237 and $8,673, respectively)	24,736	31,368
Contract asset (includes VIE assets of $689 and $548, respectively)	13,842	9,448
Other assets – current (includes VIE assets of $806 and $6,444, respectively)	2,276	21,440
Total Current Assets	100,031	133,667
Property and equipment:
Furniture, fixtures and equipment	20,672	20,087
Less: Accumulated depreciation	(18,703)	(17,545)
	1,969	2,542
Other Assets:
Other assets	5,796	6,780
Contract asset (includes VIE assets of $2,692 and $1,593, respectively)	11,415	11,807
Right-of-use asset	4,894	6,254
Trademarks and other intangibles, net (includes VIE assets of $114,263 and $117,744, respectively)	246,786	274,084
Investments and joint ventures	15,746	44,827
Goodwill	26,099	26,099
	310,736	369,851
Total Assets	$412,736	$506,060
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses (includes VIE liabilities of $1,685 and $5,243, respectively)	$29,847	$49,512
Deferred revenue (includes VIE liabilities of $1,085 and $422, respectively)	5,093	4,701
Current portion of long-term debt	28,433	61,976
Other liabilities – current	3,864	13,775
Total Current Liabilities	67,237	129,964
Deferred income tax liability	5,196	4,464
Long-term debt, less current maturities (includes $50,868 and $47,277, respectively, at fair value)	535,968	583,745
Other liabilities (includes VIE liabilities of $1,604 and $0, respectively)	28,603	7,794
Total Liabilities	637,004	725,967
Redeemable Non-Controlling Interest	24,321	33,069
Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.001 par value shares authorized 260,000; shares issued 16,650 and 15,138, respectively	16	15
Additional paid-in capital	1,047,504	1,045,307
Accumulated losses	(435,562)	(427,126)
Accumulated other comprehensive loss	(42,625)	(54,643)
Less: Treasury stock – 3,490 and 3,421 shares at cost, respectively	(844,526)	(844,442)
Total Iconix Brand Group, Inc. Stockholders’ Deficit	(275,193)	(280,889)
Non-Controlling Interest	26,604	27,913
Total Stockholders’ Deficit	(248,589)	(252,976)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit	$412,736	$506,060

See accompanying notes to consolidated financial statements

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except earnings per share data)

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Licensing revenue	$108,576	$148,984
Selling, general and administrative expenses	59,398	84,748
Depreciation and amortization	1,196	1,816
Equity (earnings) loss on joint ventures	1,364	(14)
Gain on sale of investment	(1,600)	—
Gain on sale of trademarks	(74,105)	—
Asset impairment	62	1,766
Investment impairment	19,607	26,613
Trademark impairment	35,053	65,587
Operating income (loss)	67,601	(31,532)
Other expenses (income):
Interest expense	67,694	56,921
Interest income	(52)	(360)
Other loss, net	3,570	5,291
Foreign currency translation loss	1,570	858
Other expenses – net	72,782	62,710
Loss before income taxes	(5,181)	(94,242)
(Benefit) Provision for income taxes	(2,205)	5,683
Net loss	(2,976)	(99,925)
Less: Net income attributable to non-controlling interest	4,360	9,597
Net loss attributable to Iconix Brand Group, Inc.	$(7,336)	$(109,522)

Loss per share:
Basic	$(0.60)	$(10.37)
Diluted	$(0.60)	$(10.37)
Weighted average number of common shares outstanding:
Basic	12,334	10,559
Diluted	12,334	10,559

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Year Ended December 31,
	2020	2019
Net loss	$(2,976)	$(99,925)
Other comprehensive income (loss):
Foreign currency translation income (loss)	12,018	(1,575)
Total other comprehensive income (loss)	12,018	(1,575)
Comprehensive income (loss)	$9,042	$(101,500)
Less: comprehensive income attributable to non-controlling interest	4,360	9,597
Comprehensive income (loss) attributable to Iconix Brand Group, Inc.	$4,682	$(111,097)

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Non- Controlling
	Shares	Amount	Capital	Deficit	Loss	Stock	Interest	Total
Balance at January 1, 2019	11,162	$11	$1,037,372	$(312,796)	$(53,068)	$(844,253)	$26,999	$(145,735)
Shares issued on vesting of restricted stock	249	—	—	—	—	—	—	—
Equity compensation expense	—	—	971	—	—	—	—	971
Shares issued on conversion of 5.75% Convertible Notes	3,727	4	6,225	—	—	—	—	6,229
Re-purchase of Umbro China Equity	—	—	(770)	—	—	—	(495)	(1,265)
Shares repurchased on vesting of restricted stock	—	—	—	—	—	(189)	—	(189)
Reclass from redeemable NCI	—	—	—	—	—	—	(856)	(856)
Change in redemption value of redeemable non-controlling interest holders	—	—	1,586	—	—	—	—	1,586
Net (loss) income	—	—	—	(109,522)	—	—	9,475	(100,047)
Foreign currency translation	—	—	(77)	—	(1,575)	—	—	(1,652)
Distributions to joint venture partners	—	—	—	(4,808)	—	—	(7,210)	(12,018)
Balance at December 31, 2019	15,138	$15	$1,045,307	$(427,126)	$(54,643)	$(844,442)	$27,913	$(252,976)
Shares issued on vesting of restricted stock	196	—	—	—	—	—	—	—
Shares issued on payment of interest of 5.75% Convertible Notes	1,316	1	1,422	—	—	—	—	1,423
Equity compensation expense	—	—	804	—	—	—	—	804
Shares repurchased on vesting of restricted stock	—	—	—	—	—	(84)	—	(84)
Change in redemption value of redeemable non-controlling interest holders	—	—	(29)	—	—	—	—	(29)
Net (loss) income	—	—	—	(7,336)	—	—	4,356	(2,980)
Foreign currency translation	—	—	—	—	12,018	—	—	12,018
Distributions to joint venture partners	—	—	—	(1,100)	—	—	(5,665)	(6,765)
Balance at December 31, 2020	16,650	$16	$1,047,504	$(435,562)	$(42,625)	$(844,526)	$26,604	$(248,589)

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,976)	$(99,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,196	1,816
Amortization of deferred financing costs and debt discount	9,794	12,463
Interest expense on 5.75% Convertible Notes paid in shares	1,423	—
Stock-based compensation expense	804	971
Provision for doubtful accounts	1,685	(1,107)
Periodic lease cost	2,243	2,124
(Earnings) loss on equity investments in joint ventures	1,364	(14)
Distributions from equity investments	3,928	2,681
Contract asset impairment	4,467	5,143
Asset impairment	62	1,766
Trademark impairment	35,053	65,587
Impairment of equity method investment	19,607	26,613
Mark to market adjustment on convertible note	3,590	3,861
Loss (gain) on debt to equity conversions	—	1,310
Gain on sale of trademarks and other investments	(75,705)	(141)
Income on other equity investment	—	294
Deferred income tax expense	731	(80)
(Gain) Loss on foreign currency translation	1,570	858
Changes in operating assets and liabilities:
Accounts receivable	4,020	6,927
Other assets – current	4,788	12,173
Other assets	(937)	(1,882)
Deferred revenue	(104)	29
Accounts payable and accrued expenses	(14,902)	(8,836)
Other liabilities	18,722	(2,319)
Net Cash provided by operating activities	20,423	30,312
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(602)	(626)
Acquisition of trademarks and other investments	(2,358)	(6,001)
Issuance of loan to equity investee	(2,750)	—
Proceeds from loan to equity investee	2,750	—
Proceeds from sale of trademarks and investments	80,101	18,695
Net cash provided by investing activities	77,141	12,068
Cash flows (used in) financing activities:
Payment of long-term debt	(96,012)	(41,171)
Proceeds from Paycheck Protection Program Loan	1,307	—
Distributions to non-controlling interests	(6,765)	(12,018)
Distributions to redeemable non-controlling interests	(8,785)	(461)
Cost of shares repurchased on vesting of restricted stock	(84)	(189)
Net cash (used in) financing activities	(110,339)	(53,839)
Effect of exchange rate changes on cash and restricted cash	541	235
Net increase (decrease) in cash and cash equivalents, and restricted cash	(12,234)	(11,224)
Cash, cash equivalents, and restricted cash, beginning of period	71,411	82,635
Cash, cash equivalents, and restricted cash, end of period	$59,177	$71,411

	For the Year Ended December 31,
	2020	2019
Cash paid during the period:
Income taxes (net of refunds received)	$(1,615)	$(8,704)
Interest	$35,217	$45,066
Non-cash investing and financing activities:
Non-cash additions to operating lease assets	$288	$10,462
Non-cash repurchase of China JV equity	$—	$1,265
Shares issued upon conversion of debt to equity	—	6,225

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information as of and for the Years Ended December 31, 2020 and 2019

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

At December 31, 2020, the Company’s brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer ®, Rampage ®, Mudd ® , London Fog ®, Mossimo ®, Ocean Pacific/OP ®, Danskin /Danskin Now ®, Rocawear ®, Cannon ® , Royal Velvet ® , Fieldcrest ®, Charisma ®, Starter ®, Waverly ®, Ecko Unltd ® /Mark Ecko Cut & Sew ®, Zoo York ®, Umbro ®, Lee Cooper ®, and Artful Dodger ®; and interests in Material Girl ®, Ed Hardy ®, Truth or Dare ®, Modern Amusement ®, Buffalo ®, Hydraulic ®, and PONY ®.

The Company principally looks to monetize the IP related to its brands throughout the world and in all relevant categories primarily by licensing directly with leading retailers, through consortia of wholesale licensees, through joint ventures in specific territories and through other activity such as corporate sponsorships and content as well as the sale of IP for specific categories or territories. Products bearing the Company’s brands are sold across a variety of distribution channels from the mass tier (e.g. Wal-Mart) to better department stores (e.g., Macy’s). The licensees are generally responsible for designing, manufacturing and distributing the licensed products. The Company supports its brands with advertising and promotional campaigns designed to increase brand awareness. Additionally, the Company provides its licensees with coordinated trend direction to enhance product appeal and help build and maintain brand integrity.

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

A key initiative in the Company’s global brand expansion plans has been the formation of international joint ventures. The strategy in forming international joint ventures is to partner with best-in-class, local partners to bring the Company’s brands to market more quickly and efficiently, generating greater short- and long-term value from its IP, than the Company believes is possible if it were to build-out wholly-owned operations ourselves across a multitude of regional or local offices. Since September 2008, the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia, Iconix Israel, Iconix Middle East, Umbro China, Danskin China, Starter China and Lee Cooper China.  Note that the Company now maintains a 100% ownership interest in, Iconix Latin America and Iconix Canada. In 2020, the Company sold all of its equity interests in Starter China and Umbro China, and has entered into an agreement to sell all of its interests in Lee Cooper China which was completed on March 23, 2021. Refer to Note 4 for further details.

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

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and, in accordance with U.S. GAAP and accounting for variable interest entities (where the Company is the primary beneficiary) and majority owned subsidiaries, the Company consolidates twelve joint ventures (Hardy Way, Icon Modern Amusement, Alberta ULC, Iconix Europe, Hydraulic IP Holdings, US PONY Holdings, Diamond Icon, Iconix Israel, Iconix Middle East, Danskin China, Lee Cooper China and Iconix Australia; see Note 4 for explanation). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Liquidity

These consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities, in each case, in the ordinary course of business consistent with the Company’s prior periods.  The Company has experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $435.6 million as of December 31, 2020. Net losses incurred for the years ended December 31, 2020 and December 31, 2019 amounted to approximately $(3.0) million and $(99.9) million respectively. The Company has generated positive cash flows from operations in recent periods and has managed its cost structure, its relationships with licensees and sold non-strategic assets to mitigate the adverse impact of the COVID-19 pandemic on its operating results, liquidity and financial condition. The Company does not expect the occurrence of any payment defaults on its outstanding debt facilities in the next twelve months, and otherwise expects to generate sufficient cash to meet its operating cash flow needs and maintain compliance with the financial covenants set forth in its various debt facilities during such period. Accordingly, the Company believes there is no longer substantial doubt the Company can continue as an ongoing business for the next twelve months.

Reverse Stock Split

On March 14, 2019, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its common stock.  Unless the context otherwise requires, all share and per share amounts in this annual report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

Business Combinations, Joint Ventures and Investments

The purchase method of accounting requires that the total purchase price of an acquisition be allocated to the assets acquired and liabilities assumed based on their fair values on the date of the business acquisition. The results of operations from the acquired businesses are included in the accompanying consolidated statements of operations from the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. For further information on the Company’s accounting for joint ventures and investments, refer to Note 4.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of actual cash as well as cash equivalents, defined as short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase.  In addition, as of December 31, 2020, approximately $15.0 million, or 25%, of our total cash (including restricted cash) was held in foreign subsidiaries. The Company has elected to treat its Luxembourg top tier subsidiary (“Luxco”) for US tax purposes.  All the foreign operations under Luxco are treated as a branch for US tax purposes and subject to US taxation.  As such, the Company will not have any earnings in foreign subsidiaries that are not currently subject to taxation for US purposes.

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

One customer accounted for 10 % of the Company’s total revenue for the year ended December 31, 2020 (“FY 2020”) as compared to two customers accounting for 12% and 11% respectively, of the Company’s total revenue for the year ended December 31, 2019 (“FY 2019).

Accounts Receivable

Accounts receivable are reported at amounts the Company expects to be collected, net of provision for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s payment history and account aging. As of December 31, 2020 and 2019, the Company’s provision for doubtful accounts was $6.5 million and $14.3 million, respectively.

One customer accounted for 10% of the Company’s accounts receivable as of December 31, 2020 as compared with one customer accounting for 16% of the Company’s accounts receivable as of December 31, 2019.

Derivatives

The Company does not use financial instruments for trading or other speculative purposes. From time to time the Company uses derivative financial instruments to hedge the variability of anticipated cash flows of a forecasted transaction (a “cash flow hedge”). The Company had no such derivative instruments in FY 2020 or FY 2019.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we generally use our incremental borrowing rate based on the estimated rate of interest for fully amortizing borrowings over a similar term of the lease payments at commencement date to determine the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Expenses associated with operating leases are included in “Selling, general and administrative” within our Consolidated Statement of operations. Leases with a lease term of 12 months or less are not capitalized.

Long-Lived Assets

If circumstances mandate, the Company evaluates the recoverability of its long-lived assets, other than goodwill and other indefinite life intangibles (discussed below), by comparing estimated future undiscounted cash flows with the assets’ carrying value to determine whether a write-down to market value, based on discounted cash flow, is necessary.

Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; and (iv) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. During FY 2020, the Company recorded an impairment charge of $19.6 million resulted from a decline in the fair value of our Ecko Mark/Ecko joint venture in China and our equity interest in our Candies joint venture in China which was impacted by the effects of COVID-19 in that market. During FY 2019, the Company recorded an impairment charge in the amount of $17.0 million based on the estimated value that was to be realized on the disposition of the Company’s equity interest in Marcy Media Holdings, LLC, and an $9.6 million (inclusive of a $2.6 million of write off of advances made to the entity) impairment to its investment in MG Icon based on the poor performance of MG Icon. Refer to Note 4 for further details.

Goodwill and Trademarks

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. On an annual basis and as needed, the Company tests goodwill and indefinite life trademarks for impairment utilizing discounted cash flow models. Other intangibles with determinable lives, including certain trademarks, license agreements and non-compete agreements, are evaluated for the possibility of impairment when certain indicators are present, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 1 to 15 years).  Assumptions used in our fair value estimates are as follow: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; and (iv) projected long-term growth rates. The testing also factors in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.  The Company did not record any impairment charges for goodwill for FY 2020 and FY 2019, respectively.  In the FY 2020 and FY 2019, the Company recognized non-cash impairment charge for trademarks of $35.1 million and $65.6 million, respectively.  Refer to Note 3 for further details.

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

Advertising Campaign Costs

Advertising costs such as print and online media are expensed when the advertisement first occurs. Advertising expenses for FY 2020 and FY 2019 amounted to $5.5 million, and $13.7 million, respectively.

The Company also incurs co-operative advertising costs that represent reimbursements to certain licensees for shared marketing expenses related to the sale of its products.  In accordance with ASC 606, these reimbursements are recorded as a reduction to licensing revenue.

Comprehensive Income (Loss)

Comprehensive income (loss) includes certain gains and losses that, under U.S. GAAP, are excluded from net income (loss) as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income (loss) is primarily comprised of net income (loss), and foreign currency translation.

New Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13 – Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Management is currently evaluating the impact of this ASU on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment”, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment.  The ASU is effective for public business entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  This ASU should be applied prospectively.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company adopted the new standard on January 1, 2020. The new standard did not have a material impact to the Company’s financial statements.

Correction of Immaterial Errors

During the fourth quarter of FY 2020, the Company determined certain income tax transactions as well as previously identified expense and equity transactions were incorrectly recorded by the Company in the fourth quarter of FY2019 in the Company’s consolidated financial statements and have been corrected in the consolidated financial statements included in this Form 10-K. Management evaluated the materiality of these errors from a quantitative and qualitative perspective and concluded that the adjustments related to these transactions individually and in aggregate were not material to any of the Company’s previously issued financial statements and disclosures.  However, the cumulative impact of these out-of-period adjustments were material to the financial statements for the three and twelve months ended December 31, 2020. Accordingly, no amendments to previously filed reports are deemed necessary. A summary of the effects of these revisions for FY 2019 and 2020 quarterly financial statements are presented below. The information in the tables below represent the statement of operations and balance sheet line items affected by the revisions. There was no impact to net cash provided by operating activities in in any period. The financial information included in the accompanying financial statements and notes thereto reflect the effects of the corrections and other adjustments described in the preceding discussion and following tables.

Revised Consolidated Statement of Operations (in thousands, except earnings per share data)
	For the Twelve Months Ended December 31, 2019
	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$83,996	$752	$84,748
Operating Income (loss)	(30,780)	(752)	(31,532)
Interest expense	57,264	(343)	56,921
Loss before income taxes	(93,833)	(409)	(94,242)
Provision for income taxes	8,083	(2,400)	5,683
Net loss	(101,916)	1,991	(99,925)
Net loss per share - basic and diluted	$(10.56)	$0.19	$(10.37)

Revised Consolidated Balance Sheets (in thousands)
	December 31, 2019
	As Reported	Adjustments	As Revised
Accounts payable and accrued expenses	$51,503	$(1,991)	$49,512
Total current liabilities	131,955	(1,991)	129,964
Redeemable Non-Controlling Interest	34,461	(1,392)	33,069
Accumulated deficit	(429,117)	1,991	(427,126)
Non-Controlling Interest	26,521	1,392	27,913
Total Stockholders' Deficit	(256,359)	3,383	(252,976)

Revised Consolidated Statement of Operations (in thousands, except earnings per share data)	For the Three Months Ended March 31, 2020
	As Reported	Adjustments	As Revised
Interest expense	$16,713	$343	$17,056
Net loss	(20,658)	(343)	(21,001)
Net loss per share - basic and diluted	$(1.86)	$(0.03)	$(1.89)

Revised Consolidated Statement of Operations (in thousands, except earnings per share data)	For the Three Months Ended June 30, 2020
	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$14,978	$(216)	$14,762
Operating Income (loss)	3,549	216	3,765
Net loss	(15,680)	216	(15,464)
Net loss per share - basic and diluted	$(1.46)	$0.02	$(1.44)

Revised Consolidated Statement of Operations (in thousands, except earnings per share data)	For the Six Months Ended June 30, 2020
	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$32,128	$(216)	$31,912
Operating Income (loss)	(1,303)	216	(1,087)
Interest expense	33,760	343	34,103
Net loss	(36,339)	(127)	(36,466)
Net loss per share - basic and diluted	$(3.32)	$(0.01)	$(3.33)

Revised Consolidated Statement of Operations (in thousands, except earnings per share data)	For the Nine Months Ended September 30, 2020
	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$42,043	$(216)	$41,827
Operating Income (loss)	65,047	216	65,263
Interest expense	52,249	343	52,592

Net Income (loss)	10,363	(127)	10,236
Earnings (loss) per share - basic	$0.55	$(0.01)	$0.54
Earnings (loss) per share - diluted	$0.37	$—	$0.37

Reclassifications

During the current year certain reclassifications, which were immaterial, have been made to conform prior year data to the current presentation. During FY 2019, the Company also made a reclassification between redeemable noncontrolling interest and noncontrolling interest.

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

Within the Company’s International segment, the Umbro business purchases of certain products and samples for resale to certain licensees. The Company generally does this as an accommodation to its licensees to consolidate ordering from the manufacturers. The revenue associated with such activity is included in licensing revenue and was approximately $0.9 million for FY 2020 and the associated cost of goods sold is included in selling general and administrative expenses and was approximately $0.8 million. There was approximately $0.9 million and $0.9 million, respectively, of such sales and corresponding cost of goods sold in FY 2019.  Revenue for these sales are recognized upon the transfer of control of the promised product to the customer or licensee in an amount that reflects the consideration that we expect to receive in exchange for these products.

The following table presents our revenues disaggregated by license type:

	For the Year Ended December 31,
	2020	2019
Licensing revenue by license type:
Direct-to-retail license	$31,066	$42,818
Wholesale licenses	76,470	105,059
Other licenses (1)	1,040	1,107
	$108,576	$148,984
(1)	Included in Other licenses for FY 2020 is $0.9 million of revenue associated with the Umbro business purchases discussed above as compared to $0.9 million for FY 2019.

The following table represents our revenues disaggregated by geography:

	For the Year Ended December 31,
	2020	2019
Total licensing revenue by geographic region:
United States	$65,000	$88,444
Other (1)	43,576	60,540
	$108,576	$148,984

(1)	No single country represented 10% of the Company’s revenues in the periods presented.

Remaining Performance Obligation

We enter into long-term license agreements with our licensees across all operating segments.  Revenues are recognized on a straight-line basis consistent with the nature, timing and extent of our services, which primarily relate to the ongoing brand management and maintenance of the intellectual property.  As of January 1, 2021, the Company and its joint ventures had a contractual right to receive approximately $380.9 million of aggregate minimum licensing revenue through the balance of their current licenses, excluding any renewals. Pursuant to these agreements, the Company expects to recognized revenue as follows: $63.4 million, $61.7 million, $58.2 million, $46.9 million, $39.5 million and $111.2 million for FY 2021, FY 2022, FY 2023, FY 2024, FY 2025 and thereafter, respectively.

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

Contract Asset

We record contract assets when revenue is recognized in advance of cash payment being due from our licensees.  Contract assets due within one year of the most recent balance sheet date are recorded within Other assets – current and long-term contract assets are recorded within Other assets on the Company’s consolidated balance sheet.  As of December 31, 2020 and December 31, 2019, our contract assets – current and long-term contract assets were $13.8 million and $11.4 million, and $9.4 million and $11.8 million respectively.  For the years ended December 31, 2020 and December 31, 2019, the Company incurred an impairment loss of its contract assets of $4.5 million and $5.1 million, respectively, as a result of impairments or certain contract modifications.

Deferred Revenue

We record deferred revenue when cash payment is received or due in advance of our performance, including amounts which are refundable.  Advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s consolidated balance sheet in deferred revenue at the time the payment is received.  The decrease in deferred revenues for FY 2020 is inclusive of $4.1 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period offset by cash payments received or due in advance of satisfying our performance obligations.

3. Goodwill and Trademarks and Other Intangibles, net

Goodwill

Goodwill by reportable operating segment and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

	Women's	Men's	Home	International	Consolidated
Net goodwill at January 1, 2019	—	—	—	$26,099	$26,099
Impairment	—	—	—	—	—
Net goodwill at December 31, 2019	—	—	—	26,099	26,099
Impairment	—	—	—	—	—
Net goodwill at December 31, 2020	$—	$—	$—	$26,099	$26,099

The Company identifies its operating segments according to how business activities are managed and evaluated. The Company has four distinct reportable operating segments: men’s, women’s, home, and international. These operating segments represent individual reporting units for purposes of evaluating goodwill for impairment. The fair value of the reporting unit is determined using discounted cash flow analysis and estimates of sales proceeds with consideration of market participant data. As a corroborative source of information, the Company evaluates the estimated aggregate fair values of its reporting units to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis) to verify the reasonableness of the fair value of its reporting units. The control premium is estimated based upon control premiums observed in comparable market transactions. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations do not directly correlate to the Company’s stock price. The Company monitors changes in the share price to ensure that the market capitalization continues to exceed or is not significantly below the carrying value of our total net assets. In the event that our market capitalization is below the book value of the Company’s aggregate fair value of its reporting units, we consider the length and severity of the decline and the reason for the decline when evaluating whether potential goodwill impairment exists. Additionally, if a reporting unit does not appear to be achieving the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on revised projections, as deemed appropriate.  The annual evaluation of goodwill is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter.  Utilizing the Income Approach, the Company performed a goodwill impairment test and an intangible asset impairment test using a discounted cash flow analysis to evaluate whether the carrying value of each of its segments exceeded its fair value.

During the fourth quarter of FY 2020 and FY 2019, the Company evaluated its goodwill for potential impairment. Based upon the results a quantitative goodwill impairment test in accordance with ASC 350, the Company noted that the fair value of the international segment exceeded the carrying value, therefore no impairment was recorded.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		December 31, 2020		December 31, 2019
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks	Indefinite	$246,786	$—	$274,080	$—
Definite-lived trademarks	10-15	8,958	8,958	8,958	8,958
Licensing contracts	1-9	978	978	978	974
		$256,722	$9,936	$284,016	$9,932
Trademarks and other intangibles, net			$246,786		$274,084

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

As it relates to the Company’s impairment testing of goodwill and intangible assets, assumptions and inputs used in our fair value estimates include the following: (i) discount rates; (ii) royalty rates; (iii) projected average revenue growth rates; and (iv) projected long-term growth rates.  Additionally, for those instances where core licenses have not been or will not be renewed and replacement licenses have not yet been identified, the Company’s estimate of fair value may incorporate a probability weighted average of projected cash flows based on several scenarios (e.g., DTR license, wholesale license, or direct-to-consumer model).  Key inputs to these scenarios, which were selected based on the perspective of a market participant and include estimated future retail and wholesale sales and related royalties, are assessed a probability of occurrence to compensate for the uncertainty of success and timing of completion.  The Company will continue to reassess these probabilities and inputs, as well as economic conditions and expectations of management, and may record additional impairment charges as these estimates are updated, all of which are subject to change in the future based on period-specific facts and circumstances.

In accordance with ASC 350, the Company reassessed the fair values of its indefinite-lived trademarks considering the impact of the COVID-19 pandemic on current and future cash flows during FY 2020.  The Company recorded impairment charges for the Candies, Pony, Hydraulic, Joe Boxer, Cannon, Waverly, Fieldcrest, Royal Velvet, Rampage, Mudd, OP, Ecko, Zoo York and Umbro indefinite-lived trademarks, resulting in a total non-cash impairment charge of $35.1 million for FY 2020, which is comprised of $19.6 million in the women’s segment, $5.2 million in the men’s segment, $5.2 million in the home segment, and $5.1 million in the international segment to reduce various trademarks in those segments to fair value.

The Company recorded impairment charges for indefinite-lived intangible assets consisting of trademarks in FY 2019 based on a decline in the net sales as well as a decline in future guaranteed minimum royalties from license agreements for certain brands.  As a result, the Company recorded a total non-cash asset impairment charge of $65.6 million which is comprised of $35.3 million in the women’s segment, $0.8 million in the men’s segment, $17.8 million in the home segment, and $11.7 million in the international segment to reduce various trademarks in those segments to fair value. Impairments primarily related to declines in Joe Boxer, Mudd, OP, Mossimo, Bongo, Rampage, Umbro, Fieldcrest and Royal Velvet brands.

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

There were no impairment charges to the Company’s definite-lived trademarks during FY 2020 or FY 2019.

During FY 2020, the Company completed the sale of Umbro China for $62.5 million in gross proceeds. The Umbro China sale included the sale of the Umbro trademark in the People’s Republic of China, Hong Kong, Taiwan and Macau. The Company received approximately $59.6 million in net proceeds from the sale of Umbro China and recorded a $59.6 million gain within operating income. Costs of $2.9 million directly associated with the sale primarily consisted of broker’s commission. The cost basis of Umbro China was immaterial. During FY 2020, the Company completed the sale of Starter China for gross proceeds of $16.0 million. The Starter China sale includes the sale of the Starter trademark in the mainland of China, Hong Kong, Taiwan and Macau. The Company received approximately $15.6 million in net proceeds from the sale of Starter China and recorded a $14.5 million gain within operating income. The cost basis of Starter China of $1.1 million consisted of the cost basis of the indefinite lived trademark. The Company separately wrote off $1.5 million of contract assets associated with Starter China. Refer to Note 5 for further details.

Amortization expense for intangible assets for FY 2020 and FY 2019 was less than $0.1 million and $0.1 million, respectively. The Company projects amortization expenses to be none in FY 2021 through FY 2025.

4. Consolidated Entities, Joint Ventures and Investments

Consolidated Entities

The following entities and joint ventures are consolidated with the Company:

PONY

In February 2015, the Company, through its then newly-formed subsidiary, US Pony Holdings, LLC, (“Pony Holdings”) acquired the North American rights to the PONY brand. These rights include the rights in the US obtained from Pony, Inc. and Pony International, LLC, and the rights in Mexico and Canada obtained from Super Jumbo Holdings Limited. The purchase price paid by the Company was $37.0 million. Pony Holdings was owned 75% by the Company and 25% by its partner Anthony L&S Athletics, LLC (“ALS”). ALS contributed to Pony Holdings its perpetual license agreement in respect of the U.S. and Canadian territories for a 25% interest in Pony Holdings. In February 2021, the Company acquired the remaining 25% interest in Pony Holdings for $2.0 million.

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

Iconix Middle East Joint Venture

In December 2014, the Company formed Iconix MENA (“Iconix Middle East”) a wholly owned subsidiary of the Company and contributed to it substantially all rights to its wholly-owned and controlled brands in the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia, Oman, Jordan, Egypt, Pakistan, Uganda, Yemen, Iraq, Azerbaijan, Kyrgyzstan, Uzbekistan, Lebanon, Tunisia, Libya, Algeria, Morocco, Cameroon, Gabon, Mauritania, Ivory Coast, Nigeria and Senegal (the “Middle East Territory”). Shortly thereafter, Global Brands Group Asia Limited (“GBG”), purchased a 50% interest in Iconix Middle East for approximately $18.8 million. GBG paid $6.3 million in cash upon the closing of the transaction and committed to pay an additional $12.5 million over the 24-month period following closing. This obligation was fully paid in FY 2017.  As of December 31, 2020, the redeemable non-controlling interest of Iconix MENA was $13.1 million, which was recorded on the Company’s consolidated balance sheet as mezzanine equity.

Pursuant to the joint venture agreement entered into in connection with the formation of Iconix Middle East, each of GBG and the Company holds specified put and call rights, respectively, relating to GBG’s ownership interest in the joint venture.

Five-Year and Eight-Year Put/Call Options: At any time during the six-month period commencing July 1, 2022, GBG may deliver a put notice to the Company, and the Company may deliver a call notice to GBG, in each case, for the Company’s purchase of all equity in the joint venture held by GBG. In the event of the exercise of such put or call rights, the purchase price for GBG’s equity in Iconix Middle East is an amount equal to (x) the Agreed Value (in the event of GBG put) or (y) 120% of Agreed Value (in the event of an Iconix call). The purchase price is payable in cash.

Agreed Value—Five-Year Put/Call: (i) Percentage of Iconix Middle East owned by GBG, multiplied by (ii) 5.5, multiplied by (iii) aggregate royalty generated by Iconix Middle East for the year ending December 31, 2019; provided, however, that such Agreed Value cannot be less than $12.0 million.

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

The Company serves as Iconix Israel’s administrative manager, responsible for arranging for or providing back-offices services, including legal maintenance of trademarks (e.g., renewal of trademark registrations) for the brands in respect of the Israel Territory. Further, Iconix Israel has access to general brand marketing materials, prepared and owned by the Company to refit for use by the joint venture in the Israel Territory. MGS serves as Iconix Israel’s local manager, responsible for providing market experience in respect of the applicable territory, managing the joint venture on a day-to-day basis (other than back-office services), identifying potential licensees and assisting the Company in enforcement of license agreements in respect of the applicable territory. Each of the Company and MGS is reimbursed for all out-of-pocket costs incurred in performing its respective services.

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

Five-Year and Eight-Year Put/Call Options:  At any time during the six-month period commencing July 1, 2022, GBG may deliver a put notice to the Company, and the Company may deliver a call notice to GBG, in each case, for the Company’s purchase of all equity in the joint venture held by GBG.  In the event of the exercise of such put or call rights, the purchase price for GBG’s equity in Iconix Europe is an amount equal to (x) the Agreed Value (in the event of GBG’s put) or (y) 120% of Agreed Value (in the event of an Iconix call).  The purchase price is payable in cash.

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

As a result of the January 2014 transaction, the Company records this redeemable non-controlling interest as mezzanine equity on the Company’s consolidated balance sheet. As of December 31, 2020, the redeemable non-controlling interest for Iconix Europe was $8.2 million, which was recorded on the Company’s consolidated balance sheet as mezzanine equity.

Hydraulic IP Holdings, LLC

In December 2014, the Company formed a joint venture with Top On International Group Limited (“Top On”). The name of the joint venture is Hydraulic IP Holdings, LLC (“Hydraulic IPH”), a Delaware limited liability company. The Company paid $6.0 million, which was funded entirely from cash on hand, in exchange for a 51% controlling ownership of Hydraulic IPH. Top On owns the remaining 49% interest in Hydraulic IPH. Hydraulic IPH owns the IP rights, licenses and other assets relating principally to the Hydraulic brand. Concurrently, Hydraulic IPH and iBrands International, LLC (“iBrands”) entered into a license agreement pursuant to which Hydraulic IPH licensed the Hydraulic brand to iBrands as licensee in certain categories and geographies. Additionally, the Company and Top On entered into a limited liability company agreement with respect to their ownership of Hydraulic IPH.  As of December 31, 2020, the Company maintains a 15% ownership interest in iBrands.  In FY 2018, the Company recorded a full impairment of its investment in iBrands of $2.5 million.

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

Pursuant to the Shareholder Agreement entered into in connection with the formation of Umbro China, each of MHMC and the Company holds specified call rights to purchase its partners’ ownership interest in the joint venture as described below. In July 2019, pursuant to the operating agreement, the Company reacquired the remaining 5% ownership interest in Umbro China from MHMC, its joint venture partner for approximately $1.3 million which resulted in the Company owning 100% of Umbro China. As described above, the Company completed the sale of Umbro China in July 2020. As a result of this transaction, the Company recognized a gain of $59.6 million, which has been recorded within Operating Income in the Company’s condensed consolidated statement of operations during FY 2020.

Danskin China

In October 2016, the Company entered into an agreement with Li-Ning (China) Sports Goods Co., Ltd. (“LiNing”) to sell up to a 50% interest (and no less than a 30% interest) in its wholly-owned indirect subsidiary, Danskin China Limited (“Danskin China”), a new Hong Kong registered company, which holds the Danskin trademarks and related assets in respect of mainland China and Macau. As a result of disruptions caused in the People’s Republic of China, the Company has agreed to extend the date of LiNing’s purchase of the equity interest in Danskin China until June 30, 2020 (the “First Closing”) for cash consideration of $5.4 million.  The aggregate cash consideration paid by Li Ning for its ownership of Danskin China may, based on the percentage interest in Danskin China that Li Ning elects to purchase on each anniversary of the First Closing, increase to up to $8.6 million. On June 30, 2020, the Company sold a 10% interest in Danskin China Ltd. to Li Ning Sports (Hong Kong) Company Ltd for $1.6 million. In March of 2021, the Company sold an additional 10% interest in Danskin China Ltd. to Li Ning Sports (Hong Kong) Company Ltd for $1.8 million.

Starter China

In March 2018, the Company entered into an agreement with Photosynthesis Holdings, Co. Ltd. (“PHL”) to sell up to no less than a 50% interest and up to a total of 60% interest in its wholly-owned indirect subsidiary, Starter China Limited, a newly registered Hong Kong subsidiary of Iconix China (“Starter China”), and which will hold the Starter trademarks and related assets in respect of the Greater China territory.  As a result of disruptions caused in the People’s Republic of China, the Company has agreed to extend the date of PHL’s purchase of the initial 50% equity interest in Starter China until June 30, 2020 for cash consideration of $20.0 million.  The additional 10% equity interest (for a total equity interest of 60% interest) purchase right of PHL is expected to occur over a three-year period commencing January 16, 2022 for cash consideration equal to the greater of $2.7 million or 2.5 times the royalty received under the respective license agreement in the previous twelve months based on other terms and conditions specified in the share purchase agreement. The Company completed the sale of Starter China in September, 2020. As a result of this transaction, the Company recognized a gain of $14.5 million, which has been recorded within Operating Income in the Company’s condensed consolidated statement of operations during FY 2020.

Lee Cooper China

In June 2018, the Company entered into an agreement with POS Lee Cooper HK Co. Ltd. (“PLC”) to sell up to no less than a 50% interest in its wholly-owned indirect subsidiary, Lee Cooper China Limited, a newly registered Hong Kong subsidiary of Iconix China (“Lee Cooper China”), and which will hold the Lee Cooper trademarks and related assets in respect of the Greater China territory.  On December 2, 2020, the Company entered into a share purchase agreement to sell all of the equity interests of Lee Cooper China Limited (the “Lee Cooper China Sale”), for consideration of $16.0 million. The Lee Cooper China Sale includes the sale of the Lee Cooper brand in the People’s Republic of China, Hong Kong, Taiwan and Macau. The Lee Cooper China Sale was completed on March 23, 2021.

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

The Iconix Australia trademarks have been determined by management to have an indefinite useful life and accordingly, no amortization is being recorded in the Company’s consolidated statement of operations.  The goodwill and trademarks are subject to a test for impairment on an annual basis.  Additionally, as a result of the acquisition, the Company recognized a $5.9 million non-controlling interest associated with BrandCo’s 45% ownership interest in the Iconix Australia joint venture on the date of consolidation. As of December 31, 2020, the redeemable non-controlling interest for Iconix Australia was $3.0 million, which was recorded on the Company’s consolidated balance sheet as mezzanine equity.

Additionally, pursuant to the Amended Agreement, the specified put and call rights held by BrandCo and the Company, respectively, relating to BrandCo’s ownership interest in the joint venture, were amended and restated as follows:

Two-Year Put/Call Option:  At any time from December 30, 2022 and before June 1, 2023, BrandCo may deliver a put notice to the Company and the Company may deliver a call notice to BrandCo, in each case, for the Company’s purchase of all units in the joint venture held by BrandCo.  Upon the exercise of such put/call, the purchase price for BrandCo’s units in the joint venture will be an amount equal to (i) the percentage interest represented by BrandCo’s units, multiplied by (ii) 5, multiplied by (iii) RR, where RR is equal to:

A + (A x (100% + CAGR))

2

A = trailing 12 months royalty revenue; and

CAGR = 36 month compound annual rate

Equity Method Investments

During the fourth quarter of FY 2020 and FY 2019, the Company reassessed the fair values of the underlying assets and liabilities of its equity method investments as compared to their book values. In the fourth quarter of 2019, the Company recognized an investment impairment associated with its investment in MG Icon. See below in section “MG Icon” for further details.  In the third quarter of FY 2019, the Company recognized an investment impairment of its investment in Marcy Media Holdings LLP. See below in section “Marcy Media Holdings LLP” for further details. In the third quarter and fourth quarter of FY 2020, the Company recorded impairment charges of $17.2 million and $2.4 million respectively, related to the decline in the fair value of the Company’s investments in its Ecko/Mark Ecko Joint venture in China and the Company’s interest in its Candies Joint Venture in China See below section “Investments in Iconix China”.

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

Five-Year and Eight-Year Put/Call Options on South East Asia Territory Rights, Europe/Turkey Rights and Korea Rights: At any time during the six-month period commencing July 1, 2022,  GBG may deliver a put notice to the Company, and the Company may deliver a call notice to GBG, in each case, for the Company’s purchase of the Europe/Turkey Rights, South East Asia Territory Rights and/or Korea Rights. In the event of the exercise of such put or call rights, the purchase price for such rights is an amount equal to (x) the Agreed Value (in event of a GBG put) or (y) 120% of Agreed Value (in event of a Company call). The purchase price is payable in cash. As of December 31, 2020, the contractual value of the option was $ 19.5 million.

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

The Company serves as Iconix SE Asia’s administrative manager, responsible for arranging for or providing back-office services including legal maintenance of trademarks (e.g., renewal of trademark registrations) for the brands in respect of the territories included in Iconix SE Asia. Further, Iconix SE Asia has access to general brand marketing materials, prepared and owned by the Company, to refit for use by the joint venture in territories included in Iconix SE Asia. GBG serves as Iconix SE Asia’s local manager, responsible for providing market experience in respect of the applicable territory, managing the joint venture on a day-to-day basis (other than back-office services), identifying potential licensees and assisting the Company in enforcement of license agreements in respect of the applicable territory. The Company receives a monthly fee in connection with the performance of its services as administrative manager in an amount equal to 5% of Iconix SE Asia’s gross revenue collected in prior month. GBG receives a monthly fee in connection with the performance of its services as local manager in an amount equal to 15% of Iconix SE Asia’s gross revenue collected in prior month.

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

In December 2015, the Company purchased GBG’s effective 50% interest in the Umbro and Lee Cooper trademarks in Greater China for $24.7 million.  The Company, through its wholly-owned subsidiaries, paid consideration of $24.7 million to GBG which represents GBG’s 50% ownership interest in these trademarks.  Immediately prior to the consummation of this transaction, the Company, and its wholly owned subsidiaries, had a receivable from GBG of $9.4 million, which represented the balance still owed by GBG from the original September 2014 transaction.  It was agreed upon by both parties that this balance would be set off against the consideration to be paid by the Company.  At closing, the Company paid $3.5 million in cash to GBG and recorded amounts owed to GBG of approximately $5.2 million and $5.4 million paid to GBG, net of discounts, in accounts payable and other accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet. As of December 31, 2020, all remaining amounts due to GBG for the above have been paid.  The excess of the purchase price over the non-controlling interest balance was $2.2 million which was recorded to additional paid-in-capital.

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

As of December 31, 2020, the $1.0 million note receivable, which is the remaining amount due to the Company from Reliance, was reserved on the Company’s consolidated balance sheet with the offset recorded to bad debt expense on the Company’s consolidated statement of operations in FY 2018.

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

As a result of the investment impairment test performed in the fourth quarter of FY 2019, the Company recorded an impairment of its investment in MG Icon of $9.6 million (inclusive of a write off of $2.6 million of advances made to the entity) to fully impair its investment due to reduced revenue forecasts for the Material Girl brand.

Investments in Iconix China

Through our ownership of Iconix China (see above), we have equity interests in the following private companies which are accounted for as equity method investments:

		Ownership by	Carrying Value of Investment as of
Brands Placed	Partner	Iconix China	December 31, 2020
Candie’s	Candies Shanghai Fashion Co. Ltd. (2)	20%	$—
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited (3)	0%	—
Material Girl	Ningbo Material Girl Fashion Co. Ltd. (1)	0%	—
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	1,341
			$1,341

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

(2)

As a result of recent losses, primarily due to the impact of COVID-19 on the retail industry, the Company determined that the losses associated with this investment were other than temporary and determined that the fair value of its investment was de minimis. Accordingly, the Company recorded an impairment charge of $9.8 million during FY 2020.

(3)

In August 2020, the Company rescinded the trademark rights for the Ecko/Marc Ecko brand in exchange for its equity interest in the joint venture and recorded an impairment charge of $9.7 million during FY 2020.

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

5. Gains on Sale of Trademarks, net

The following table details transactions comprising gains on sales of trademarks, net in the consolidated statement of operations:

	For the Twelve Months Ended December 31,
	2020	2019
Interest in Umbro trademark in Iconix China (1)	$59,582	$—
Interest in Starter trademark in Iconix China (2)	14,523	—
Net gains on sale of trademarks	$74,105	$—

(1) In July 2020, the Company completed the sale of all of its equity interests of Umbro China, Limited (the “Umbro China Sale”) for gross consideration of $62.5 million. The Umbro China Sale includes the sale of the Umbro sports brand in the People’s Republic of China, Hong Kong, Taiwan and Macau (refer to Note 1 and Note 3).

(2) In September 2020, the Company completed the sale of all of its equity interests of Starter China, Limited (the “Starter China Sale”) for gross consideration of $16.0 million. The Starter China Sale includes the sale of the Starter brand in the People’s Republic of China, Hong Kong, Taiwan and Macau (refer to Note 1 and Note 3).

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

Hedge Instruments

From time to time, the Company will purchase hedge instruments to mitigate statement of operations risk and cash flow risk of revenue and receivables. As of December 31, 2020, the Company had no hedge instruments.

Financial Instruments

As of December 31, 2020 and December 31, 2019, the fair values of cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and note payable from and to our joint venture partners approximate their carrying values. The fair value of certain of our other equity investments is generally not readily determinable, and it is not practical to obtain the information needed to determine the value. For FY 2020, the Company recorded $19.6 million of impairment charges to other equity investments primarily related to a decline in fair value of the Company’s investment in its Ecko/Mark Ecko Joint venture in China and the Company’s interest in its Candies China joint venture (refer to Note 4).  For FY 2019, the Company recorded a $9.6 million (inclusive of $2.6 million of advances made to the entity) impairment charge to its equity investment in MG Icon based upon a decline in the fair value of the investment due to poor performance and an impairment of its investment in Marcy Media Holdings, LLC in the amount of $17.0 million based on the estimated value that would be realized on the disposition of our equity interest. There has been no indication of impairment of other equity investments as of December 31, 2020 and December 31, 2019. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs, including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts, are as follows:

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)	$564,401	$442,751	$645,721	$556,187

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other”, (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. The Company recorded impairment charges on certain indefinite-lived intangible assets during FY 2020 and FY 2019.  Refer to Note 3 for further information.  The Company recorded asset impairment charges of $0.1 million and $1.8 million in FY 2020 and FY 2019 respectively, related to the consolidation and partial sublease of its New York office space.

7. Fair Value Option

During the first quarter of FY 2018, the Company elected to account for its 5.75% Convertible Notes under the fair value option.  The fair value carrying amount of the 5.75% Convertible Notes accounted for under the fair value option as of December 31, 2020 and December 31, 2019 is $50.9 million and $47.3 million, respectively as compared to the contractual principal outstanding balance which was $94.4 million as of December 31, 2020 and December 31, 2019.  The change of $3.6 million and $3.9 million in the fair value of the 5.75% Convertible Notes accounted for under the fair value option are included in the Company’s consolidated statement of operations for FY 2020 and FY 2019 respectively, within Other Income.

The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the 5.75% Convertible Notes (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives.  The 5.75% Convertible Notes contain bifurcatable embedded derivatives and do not require settlement by physical delivery of non-financial assets.  The significant inputs to the valuation of the 5.75% Convertible Notes at fair value are Level 2 inputs, as they are based on the quoted prices of the notes.

8. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	December 31, 2020	December 31, 2019
Senior Secured Notes	$317,856	$338,130
Variable Funding Note, net of original issue discount	100,000	99,610
Senior Secured Term Loan, net of original issue discount	94,755	162,418
5.75% Convertible Notes (1)	50,868	47,277
Payroll Protection Program Loan	1,307	—
Unamortized debt issuance costs	(385)	(1,714)
Total debt	564,401	645,721
Less current maturities	28,433	61,976
Total long-term debt	$535,968	$583,745

(1)

Reflects the debt carrying amount, which is accounted for under the Fair Value Option in the consolidated balance sheet as of December 31, 2020 and December 31, 2019.  The actual principal outstanding balance of the 5.75% Convertible Notes is $94.4 million and $94.4 million as of December 31, 2020 and December 31, 2019, respectively.

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

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allowed for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent.  The Variable Funding Notes are governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Securitization Notes Indenture. Interest on the Variable Funding Notes is payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, each as defined in the Variable Funding Note Purchase Agreement.  In February 2015, the Company fully drew down the $100.0 million of available funding under the Variable Funding Notes, which remains outstanding as of December 31, 2020.

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

In July 2017, in connection with the sale of the businesses underlying the Company’s previous entertainment segment, the Company made a mandatory principal prepayment on its Senior Secured Notes of $152.2 million.

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

The legal final maturity date of the Securitization Notes is in January of 2043. The Company did not repay or refinance the Securitization Notes prior to the anticipated repayment date, and as a result, during the first quarter of 2020, additional interest accrues on amounts outstanding under the Securitization Notes at a rate equal to (A) in respect of the Variable Funding Notes, 5% per annum, (B) in respect of the 2012 Senior Secured Notes and the 2013 Senior Secured Notes, the greater of (1) 5% per annum and (2) a per annum interest rate equal to the excess, if any, by which the sum of (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis), on the anticipated repayment date of the United States treasury security having a term closest to 10 years plus (y) 5% per annum plus (z) with respect to the 2012 Senior Secured Notes, 3.4% per annum, or with respect to the 2013 Senior Secured Notes, 3.14% per annum, exceeds the original interest rate. Pursuant to the Securitization Notes Indenture, such additional interest is not due to be paid by the Company until January 2043 (the legal maturity date) and does not compound annually.  The Company reflects additional accrued interest as interest expense and Other Liabilities – Long term in its consolidated financial statements. The Securitization Notes rank pari passu with each other.

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

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of December 31, 2020, the Company is in compliance with all covenants under the Securitization Notes.

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

As of December 31, 2020 and December 31, 2019, the total outstanding principal balance of the Securitization Notes was $417.9 million and $438.1 million, respectively, of which $8.4 million and $42.7 million, respectively is included in the current portion of long-term debt on the consolidated balance sheet. As of December 31, 2020 and December 31, 2019, $8.5 million and $14.9 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For FY 2020 and FY 2019, interest expense relating to the Securitization Notes was approximately $18.5 million and $20.7 million, respectively. For FY 2020 and FY 2019, the Company long-term accrued interest expense related to the Securitization Notes was $21.7 million and zero, respectively.   For FY 2020 and FY 2019, the Company recorded an expense for the amortization of original issue discount and deferred financing costs related to the Variable Funding Notes of $1.1 million and $7.0 million, respectively. The effective interest rate on such notes is 3.7%.

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

Fifth Amendment

On March 30, 2020, the Company entered into the fifth amendment and waiver to the Senior Secured Term Loan (the “Fifth Amendment”). The Fifth Amendment, among other things, (i) waived an event of default under the Senior Secured Term Loan due to the Company’s receipt of a going concern qualified audit opinion for FY 2019 and (ii) modified the asset sale prepayment obligation to obligate the Company to pay 75% of the net proceeds from one or more asset sales in any fiscal year to the extent the aggregate amount of asset sale net proceeds exceed $5.0 million.

As a result of the Umbro China Sale and the Starter China Sale, the Company made additional principal repayments of $44.7 million and $11.7 million on the Senior Secured Term Loan in the third and fourth quarter of 2020, respectively. As of December 31, 2020 and December 31, 2019, the outstanding principal balance of the Senior Secured Term Loan was $94.8 million (which is net of $5.1 million of original issue discount) and $162.4 million (which is net of $13.2 million of original issue discount), respectively, of which $19.3 million and $19.3 million is recorded in current portion of long term debt on the Company’s consolidated balance sheet, respectively.

The Company recorded interest expense of approximately $12.2 million relating to the Senior Secured Term Loan in FY 2020 as compared to $18.0 million for FY 2019.

The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $8.7 million relating to the Senior Secured Term Loan, included in interest expense on the consolidated statement of operations, during FY 2020 as compared to $5.5 million during FY 2019. The effective interest rate on the Senior Secured Term Loan is 11.6%, as of December 31, 2020.

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

During FY 2020, noteholders did not convert any of the aggregate outstanding principal balance of their 5.75% Convertible Notes into shares of the Company’s common stock.

The Company has elected to account for the 5.75% Convertible Notes based on the Fair Value Option accounting as outlined in ASC 825.  Refer to Note 7 for further details.  As of December 31, 2020, while the debt balance recorded at fair value on the Company’s consolidated balance sheet is $50.9 million, the actual outstanding principal balance of the 5.75% Convertible Notes is $94.4 million.

The Company recorded interest expense of approximately $5.5 million relating to the 5.75% Convertible Notes during the FY 2020 as compared to $5.7 for FY 2019.  The Company issued approximately 1.3 million common shares to noteholders in lieu of $1.4 million of cash interest due on August 15, 2020.

As of December 31, 2020, the Company’s debt maturities on a calendar year basis are as follows:

	Total	2021	2022	2023	2024	2025	Thereafter
Senior Secured Notes	$317,856	$3,451	$—	$—	$—	$—	$314,405
Variable Funding Notes	$100,000	4,914	7,031	7,031	7,031	7,031	66,962
Senior Secured Term Loan (1)	$94,755	19,284	75,471	—	—	—	—
5.75% Convertible Notes (2)	$50,868	—	—	50,868	—	—	—
Payroll Protection Program Loan (3)	$1,307	784	523	—	—	—	—
Total	$564,786	$28,433	$83,025	$57,899	$7,031	$7,031	$381,367
(1)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the consolidated balance sheet as of December 31, 2020.  The actual principal outstanding balance of the Senior Secured Term Loan is $99.9 million as of December 31, 2020.

(2)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the consolidated balance sheet as of December 31, 2020.  The actual principal outstanding balance of the 5.75% Convertible Notes is $94.4 million as of December 31, 2020.

(3)

The Payroll Protection Program Loan and related accrued interest are eligible for forgiveness, in whole or in part based on the usage of the proceeds. The Company intends to submit an application for the loan to be forgiven in conformity with the loan’s terms. The Company believes it qualifies for such forgiveness. However, there is no assurance the Company will be successful in obtaining approval from the U.S. Small Business Administration.

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

Shares Reserved for Issuance

As of December 31, 2020, there were approximately 0.2 million common shares available for issuance under the 2016 Plan.

Shares Issued on Payment of Interest of 5.75% Convertible Notes

On August 15, 2020, The Company settled a portion of its interest obligation on its 5.75% Convertible Notes by issuing approximately 1.3 million shares for $1.4 million and paid the remaining balance in cash for approximately $1.3 million. On February 15, 2021, The Company settled its February 2021 interest obligation on its 5.75% Convertible Notes in shares of its common stock by issuing approximately 1.0 million shares.

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

Stock Options

There were no grants of stock options and no compensation expense related to stock option grants during FY 2020 or FY 2019, as all prior awards have been fully expensed. During FY 2019, the remaining 1,500 stock options previously granted with a weighted average exercise price of $171.60 expired.

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

The following tables summarize information about unvested restricted stock transactions:

	FY 2020		FY 2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1,	326,844	$1.94	239,077	$2.68
Granted	—	—	329,145	1.70
Vested	(196,332)	1.97	(241,082)	2.26
Forfeited/Canceled	—	—	(296)	75.20
Non-vested, December 31,	130,512	$1.90	326,844	$1.94

The Company has awarded time-based restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a maximum period of approximately 3 years. The cost of the time-based restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During FY 2020 and FY 2019, the Company awarded approximately 0 million and 0.3 million restricted shares, respectively, with a fair market value of approximately $0 million and $0.6 million, respectively.

Compensation expense related to restricted stock grants for FY 2020 and FY 2019 was approximately $0.2 million and $0.8 million, respectively.  An additional amount of $0.1 million of compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plan discussed below) is expected to be expensed evenly over a period of approximately twelve to fifteen months. During FY 2020 and FY 2019, the Company repurchased shares valued at less than $0.1 million and $0.2 million, respectively, of its common stock in connection with net share settlement of restricted stock grants.

Retention Stock

On October 15, 2018, the Company hired Robert C. Galvin as its Chief Executive Officer and President and he was appointed to the Company’s board of directors.  Mr. Galvin was issued an Employment Inducement Award pursuant to his employment agreement.  The terms of the Employment Inducement Award are based upon the Company’s performance over the vesting period. The grant date fair value of Mr. Galvin’s award issued on October 15, 2018 was $1.80 per share.

Compensation related to the retention stock awards was an expense of approximately $0.1 million and an expense of approximately $0.2 million for FY 2020 and FY 2019, respectively.  An additional amount of $0.1 million of compensation expense related to retention stock awards is expected to be expensed over a period of approximately twelve months.

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

On March 15, 2018, the Company approved a new plan for long-term incentive compensation (the “2018 LTIP”) for certain employees which consisted of (i) equity awards in the aggregate amount of approximately 0.2 million shares at a weighted average share price of $13.80 with a then current value of $3.1 million and (ii) cash awards in the aggregate amount of approximately $3.1 million (the “Cash Grant”). The Cash Grants comprising the 2018 LTIP vest in 48 equal semi-monthly installments on the 15th and last days of each month, beginning March 31, 2018 and ending March 15, 2020, subject in each case to continued employment through the applicable vesting date.  Each installment is paid within 15 days of the applicable vesting date.  Upon the end of an employee’s employment with the Company, any remaining unpaid portion of the Cash Grant is forfeited.  The PSUs vest based on performance metrics approved by the Compensation Committee over three separate performance periods, commencing on January 1 of each of 2018, 2019 and 2020 and ending on December 31 of each of 2018, 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted operating income performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date.  For FY 2020, less than 0.1 million shares forfeited in respect of the 2018 LTIP. As of December 31, 2020, none of the performance targets have been met. The weighted average remaining contractual term of the PSUs is less than one year.

Compensation recognized related to the PSUs granted as part of the long-term incentive plans was an expense of approximately $0.5 million as compared to a compensation expense of less than $0.1 million in FY 2020 and FY 2019, respectively. An additional amount of $0.1 million of compensation expense related to the PSUs granted as part of the various LTIPs is expected to be expensed over a period of less than one year.

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

As of December 31, 2020, of the total potentially dilutive shares related to restricted stock-based awards, less than 0.1 million were anti-dilutive, compared to less than 0.1 million that were anti-dilutive as of December 31, 2019.  Additionally, as of December 31, 2020, of total potentially dilutive shares related to potential conversion of the Company’s 5.75% Convertible Notes, all of the shares (or approximately 21.7 million) were anti-dilutive, compared to approximately 33.7 million, were anti-dilutive as of December 31, 2019.

As of December 31, 2020, of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers, approximately 0.3 million shares were anti-dilutive compared to 0.3 million that were anti-dilutive as of December 31, 2019.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Year Ended December 31,
(in thousands)	2020	2019
Basic	12,334	10,559
Effect of convertible notes subject to conversion	—	—
Effect of assumed vesting of dilutive shares	—	—
Diluted	12,334	10,559

As a result of the Company being in a net loss position during FY 2020 and FY 2019, dilution from the exercise of vesting of restricted stock has been excluded in the diluted earnings per share calculation.

In accordance with ASC 480, the Company considers its redeemable non-controlling interest in its computation of both basic and diluted earnings per share.  In addition, in accordance with ASC 260, the Company considers its 5.75% Convertible Notes in its computation of diluted earnings per share.  For FY 2020 and FY 2019, adjustments to the Company’s redeemable non-controlling interest and effects of the potential conversion of the 5.75% Convertible Notes had impacts on the Company’s earnings per share calculations as follows:

	For the Year Ended December 31,
	2020	2019
For earnings (loss) per share - basic:
Net loss attributable to Iconix Brand Group, Inc.	$(7,336)	$(109,522)
Accretion of redeemable non-controlling interest	(29)	—
Net loss attributable to Iconix Brand Group, Inc. after the effect of accretion of redeemable non-controlling interest for basic earnings (loss) per share	$(7,365)	$(109,522)
For earnings (loss) per share - diluted:
Net loss attributable to Iconix Brand Group, Inc.	$(7,336)	$(109,522)
Effect of potential conversion of 5.75% Convertible Notes	—	—
Accretion of redeemable non-controlling interest	(29)	—
Net loss attributable to Iconix Brand Group, Inc. after the effect of potential conversion of 5.75% Convertible Notes for diluted earnings (loss) per share	$(7,365)	$(109,522)

Loss per share:
Basic	$(0.60)	$(10.37)
Diluted	$(0.60)	$(10.37)
Weighted average number of common shares outstanding:
Basic	12,334	10,559
Diluted	12,334	10,559

(1)	There was no effect of potential conversion of the Company’s 5.75% Notes on the Company’s diluted earnings per share calculation for FY 2020 and FY 2019, as the effect was anti-dilutive.

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

12. Related Party Transactions

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  In the case of Sports Direct International plc (“Sports Direct”), the Company maintains license agreements with Sports Direct, but in addition, during FY 2018, the Company entered into a cooperation agreement with Sports Direct that allowed Sports Direct to appoint two members to the Company’s Board of Directors. The cooperation agreement expired pursuant to its terms during the first quarter of 2019. As of December 31, 2020 and December 31, 2019, the Company recognized the following royalty revenue amounts:

	For the Twelve Months Ended December 31,
Joint Venture Partner	2020	2019
M.G.S. Sports Trading Limited	400	440
Pac Brands USA, Inc.	329	363
Albion Equity Partners LLC / GL Damek	2,412	2,350
Li Ning	617	—
MHMC (1)	—	7
Sports Direct International plc	1,829	1,188
	$5,587	$4,348
(1)	As detailed in Note 4, as of July 2019, MHMC is no longer a related party.

13. Operating Leases

The Company is a lessee in several noncancelable operating leases, primarily for its corporate office, additional office space and certain office equipment.  Beginning January 1, 2019, the Company accounts for leases in accordance with ASC Topic 842, Leases.  The Company determines if an arrangement is or contains a lease at contract inception.  The Company recognizes a ROU asset and a lease liability at the lease commencement date. Refer to Note 1.

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

The Company’s operating leases expire over the next four years.  The Company’s operating leases may contain renewal options however, because the Company is not reasonably certain to exercise these renewal options, the options are not included in the lease term and associated potential option payments are excluded from lease payments. Payments due under the lease contracts include fixed payments and in certain of the Company’s leases, variable payments.  Variable lease payments consist of the Company’s proportionate share of the building’s property taxes, insurance, electricity and other common area maintenance costs.

For the twelve months ended December 31, components of lease cost were as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Operating lease cost	$2,238	$2,215
Short-term lease cost	148	537
Variable lease cost	376	396
	$2,762	$3,148

As of December 31, 2020, the operating lease ROU assets and operating lease liabilities were $4.9 million and $7.1 million, respectively.

For FY 2020 and FY 2019, cash paid for lease liabilities for operating leases was $2.7 and $2.6 million, respectively. For FY 2020 and FY2019, the Company recorded $0.3 and $0.1 million, respectively of ROU assets and $0.3 and $0.1 million, respectively of operating lease obligations for new leases.  There were no ROU assets exchanged and no operating lease obligations assumed during FY 2020 and FY 2019.  In FY 2020 and FY 2019, there were no reductions to ROU assets resulting from reductions to lease obligations. In FY 2020 and FY 2019, the Company recorded $0.1 million and $0.5 million respectively of impairment charges to its ROU assets and $0.0 and $1.3 million respectively of impairments to Leasehold Improvements related to the partial sublet of its New York office space.

Because we generally do not have access to the rate implicit in the lease, the Company utilizes our incremental borrowing rate as the discount rate.  As of December 31, 2020, the weighted average remaining operating lease term is 3.2 years and the weighted average discount rate for the operating leases is 8.4%.

Maturities of lease liabilities under non-cancellable leases as of December 31, 2020 are as follows:

Operating Leases
2021	$2,767
2022	2,171
2023	2,109
2024	1,079
Total undiscounted lease payments	$8,126
Less: Imputed interest	1,004
Total lease liabilities	$7,122

14. Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) that covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. During FY 2020 and FY 2019, the Company made contributions to the Savings Plan of approximately $0.2 million and $0.2 million, respectively.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these items and the cumulative pretax losses (primarily resulting from asset impairment expenses), management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance for all taxing jurisdictions as of December 31, 2020.  In addition, the Company has deferred tax liabilities related to indefinite lived intangibles on the balance sheet in an amount of approximately $4.9 million, which cannot be considered to be a source of taxable income to offset deferred tax assets.

At December 31, 2020, the Company has approximately $250.7 million in federal net operating loss carryforwards (NOLs), approximately $26.0 million of which will expire in FY 2036, and the remaining have unlimited lives.  The Company also has foreign tax credit carryforwards of approximately $8.7 million, which will expire in 2023 and 2024 if unused.  The Company also has $143.0 million of foreign net operating losses primarily in Luxembourg, where the losses incurred before 2016 have unlimited lives. The Company also has approximately $100.7 million apportioned state and local NOLs that will begin to expire in 2034 if not used.

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

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration ("SBA"). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. As of December 31, 2020, the Company has recorded a $6.5 million benefit resulting from carrying back their 2018 Net Operating Loss to offset 2013 taxable income.

The Company’s consolidated effective tax rate was 42.6% and -6.0% for the year ended December 31, 2020 and December 31, 2019, respectively.  The effective tax rate for the FY 2020 increased as compared to the FY 2019 primarily due to a $6.7 million tax benefit generated during 2020 related to the CARES Act which is calculated against a pre-tax loss as compared to 2019 where the company calculated a current tax expense due to foreign withholding taxes calculated against a pre-tax loss.

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

Pre-tax book loss for FY 2020 and FY 2019 were as follows:

	FY 2020	FY 2019
Domestic	$(92,883)	$(130,149)
Foreign	87,702	35,907
Total pre-tax loss	$(5,181)	$(94,242)

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated statement of operations consists of the following:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Current:
Federal	$(6,509)	$(1,012)
State and local	21	(10)
Foreign	3,552	6,785
Total current	$(2,936)	$5,763
Deferred:
Federal	(185)	23
State and local	402	(103)
Foreign	514	—
Total deferred	731	(80)
Total Provision	$(2,205)	$5,683

As of December 31, 2020, the Company is not indefinitely reinvested in any foreign earnings.

The significant components of net deferred tax assets and liabilities of the Company consist of the following:

	2020	2019
State net operating loss carryforwards	$6,117	$4,064
U.S. Federal net operating loss carryforwards	54,349	36,391
Receivable reserves	1,344	280
Interest expense limitation	20,387	16,779
Intangibles	59,358	96,177
Equity compensation	1,988	1,838
Foreign Tax Credit	8,722	5,252
Other	5,895	9,293
Total deferred tax assets	158,160	170,074
Valuation allowance	(136,661)	(143,453)
Net deferred tax assets	$21,499	$26,621
Depreciation	—	(284)
Convertible notes	(5,917)	(6,451)
Investment in joint ventures	(20,778)	(24,350)
Total deferred tax liabilities	(26,695)	(31,085)
Total net deferred tax liabilities	$(5,196)	$(4,464)
Balance Sheet detail on total net deferred tax assets (liabilities):
Non-current portion of net deferred tax assets	—	—
Non-current portion of net deferred tax liabilities	$(5,196)	$(4,464)

The following is a rate reconciliation between the amount of income tax provision (benefit) at the Federal rate of 21% and provision (benefit) from taxes on loss before income taxes for FY 2020 and FY 2019, respectively:

	2020	2019
Income tax benefit computed at the federal rate of 21%	$(1,089)	$(19,791)
Increase (reduction) in income taxes resulting from:
State and local income taxes (benefit), net of federal income tax	420	(115)
Non-controlling interest	(1,146)	(2,552)
Valuation allowance	1,330	21,842
Interest on income tax receivable	—	(1,253)
Non-deductible interest expense	1,143	1,192
Non-deductible executive compensation	332	150
Foreign Earnings (rate differential)	3,467	8,300
Prior Year True Up	(8)	(2,400)
US Tax Reform / CARES Act	(6,686)	23
Other, net	32	287
Total	$(2,205)	$5,683

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

The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal income tax purposes, during FY 2020, the Internal Revenue Service initiated an audit of the Company’s 2018 federal tax return. The audit is currently ongoing. The Company also files returns in numerous foreign jurisdictions that have varied years remaining open for examination, but generally the statute of limitations is three to four years from when the return is filed.

At December 31, 2020 and December 31, 2019, the total unrecognized tax benefit was approximately $0 million for both periods.  Approximately $0 million of unrecognized tax benefits at December 31, 2020 would affect the Company's effective tax rate if recognized.

The Company is continuing its practice of recognizing interest and penalties to income tax matters in income tax expense. Total interest related to uncertain tax positions for FY 2020 and FY 2019 was $0 million for both periods.

16. Accumulated Other Comprehensive Loss

The following table sets forth the activity in accumulated other comprehensive loss for the years ended December 31, 2020 and December 31, 2019:

	Year ended December, 31
Accumulated Other Comprehensive Loss	2020	2019
Beginning Balance	$(54,643)	$(53,068)
Foreign currency translation income (loss)	12,018	(1,575)
Current period other comprehensive income (loss)	12,018	(1,575)
Balance at December 31,	$(42,625)	$(54,643)

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

Reportable data for the Company’s operating segments were as follows:

	For the Twelve Months Ended December 31,
	2020	2019
Licensing revenue:
Women's	$25,248	$37,491
Men's	22,737	36,793
Home	16,194	14,753
International	44,397	59,947
	$108,576	$148,984
Operating income (loss):
Women's	$3,652	$(961)
Men's	10,103	24,878
Home	9,486	(4,932)
International	20,621	23,487
Corporate	23,739	(74,004)
	$67,601	$(31,532)

18. Other Assets- Current and Long-Term

Other Assets – Current

	December 31, 2020	December 31, 2019
Other assets - current consisted of the following:
US federal tax receivables	$—	$1,115
Insurance receivable	—	15,000
Prepaid advertising	209	275
Prepaid expenses	678	1,207
Prepaid income taxes	457	1,119
Prepaid insurance	372	2,042
Due from related parties	86	86
Other prepaid taxes	474	596
Other current assets	$2,276	$21,440

Other Assets – Long Term

	December 31, 2020	December 31, 2019
Other noncurrent assets consisted of the following:
Prepaid interest	$4,322	$4,868
Deposits	357	707
Other noncurrent assets	1,117	1,205
Other noncurrent assets	$5,796	$6,780

19. Other Liabilities – Current

As of December 31, 2020 and December 31, 2019, Other current liabilities was $3.9 million and $13.8 million respectively, which related to amounts due to certain joint ventures that are not consolidated with the Company, as well as the current portion of operating lease liabilities.

20. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company, located in Luxembourg, is the Euro.  However, the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in FY 2020 and FY 2019, the Company recorded a $1.6 million currency translation loss and a $0.9 million currency translation loss, respectively, that is included in the consolidated statements of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During FY 2020 and FY 2019, the Company recognized as a component of our comprehensive income (loss), a foreign currency translation gain of $12.0 million and a foreign currency translation loss of $1.6 million, respectively, due to changes in foreign exchange rates.

21. Subsequent Events

As previously disclosed, on January 27, 2021, the “Company, received written confirmation from the Nasdaq Office of General Counsel that the Company has regained compliance with The Nasdaq Stock Market’s (“Nasdaq”) market value of publicly held securities rule, and that the Company is in compliance with other applicable listing standards as of the date thereof. The January 27, 2021 letter also confirmed that the Company’s pending hearing before the Nasdaq Hearings Panel has been cancelled and the

Company’s common stock will continue to be listed and traded on the Nasdaq Stock Market. The Company had received notice from the Nasdaq on December 28, 2020 that the Company’s common stock would be delisted if Minimum Market Value was not reestablished.

On February 15, 2021, the Company settled its $2.7 million February 2021 interest obligation on its 5.75% Convertible Notes in shares of its common stock by issuing approximately 1.0 million shares.

On March 23, 2021, the Company completed its previously announced sale of Lee Cooper China for net proceeds of $15.8 million. The Lee Cooper China Sale includes the sale of the Lee Cooper brand in the People’s Republic of China, Hong Kong, Taiwan and Macau. In March of 2021, the Company repaid approximately $11.8 million under the Senior Secured Term Loan with the proceeds received from the Lee Cooper China Sale.

In March 2021, the Company amended its operating agreements with GBG for its MENA Ltd, Iconix Europe and Iconix SE Asia Ltd, joint ventures. The amendments changed the timing of the put/call option windows, to a six-month period commencing July 1, 2022. The Company also amended its operating agreement with Pac Brands USA, Inc. for its Iconix Australia joint venture. The amendment changed the timing of the put/call option to any time after December 31, 2022 and before June 1, 2023.

22. Other Matters

During FY 2020 and FY 2019, the Company included in its selling, general and administrative expenses approximately $9.7 million and $19.6 million, respectively, of charges for professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation and the class action and derivative litigations.