Form 10-K/A
period 2020-12-31
ICONIX BRAND GROUP, INC.
filed 2021-04-29
CIK 857737

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2020 was approximately $10.5 million. As of April 27, 2021, 15,064,704 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

Iconix Brand Group, Inc., or the Company, which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2020, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2021 (the “Original Report”). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which would permit the Part III information to be incorporated in the Original Report by reference from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the fiscal year-end. The Company is filing this Amendment to include Part III information in the Annual Report on Form 10-K for the year ended December 31, 2020 because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Cover Page, Part III, Items 10 through 14 and Part IV, Item 15 of the Original Report are hereby amended and restated in their entirety. This Amendment does not amend, modify, or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report. In addition, this Amendment does not reflect events that may have occurred subsequent to the Original Report’s filing date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

ICONIX BRAND GROUP, INC. - FORM 10-K/A

Unless the context requires otherwise, references in this Form 10-K to the “Company,” “Iconix,” “we,” “us,” “our,” or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Information regarding the Company’s Board of Directors (the “Board”) is set forth below. The address for each director is c/o Iconix Brand Group, Inc., 1450 Broadway, Third Floor New York, New York 10018.

Name	Age	Position with the Company
Justin Barnes[1,2,3]	56	Director
Drew Cohen[1,2,3]	52	Lead Director
F. Peter Cuneo	77	Chairman of the Board
Robert C. Galvin	61	Director and Chief Executive Officer
James Marcum[1,2,3]	61	Director

(1)	Member of the Governance/Nominating Committee.
(2)	Member of the Audit Committee of the Board (the “Audit Committee”).
(3)	Member of the Compensation Committee of the Board (the “Compensation Committee”).

JUSTIN BARNES

Director Since 2018

Age 56

Justin Barnes has served as Chairman of IBSL Consultancy Limited since 2012, previously served as Head of Brands at Sports Direct from 2006 to 2008, and previously worked with Sports Direct as a consultant for a number of years. Mr. Barnes is also a chartered trademark attorney and has significant experience in the field of intellectual property law.

DREW COHEN

Director Since 2004

Age 52

Lead Director

Drew Cohen has served on our Board of Directors since April 2004. From August 2015 until April 2016, and since September 2016, Mr. Cohen has served as our Lead Director. Since 2007, he has been the President of Music Theatre International (“MTI”) and currently serves as its Chief Executive Officer and President. MTI represents the dramatic performing rights of classic properties, such as “West Side Story” and “Fiddler on the Roof,” and licenses over 50,000 performances a year around the world. Before joining MTI in September 2002, Mr. Cohen was, from July 2001, the director of investments for Big Wave NV, an investment management company, and, prior to that, General Manager for GlassNote Records, an independent record company. Mr. Cohen received a Bachelor of Science degree from Tufts University in 1990, his Juris Doctor degree from Fordham Law School in 1993, and a Master’s degree in business administration from Harvard Business School in 2001.

F. PETER CUNEO

Director Since 2006

Age 77

Chairman of the Board of Directors

F. Peter Cuneo has served as our Chairman of the Board of Directors since January 1, 2019. Previously, Mr. Cuneo served as Executive Chairman from December 2017 until December 2018, and from April 2016 until December 2016. Since August 2015, and while not serving as Executive Chairman, Mr. Cuneo has served as our Chairman of the Board. He also served as our Interim Chief Executive Officer from August 2015 until April 2016 and again from June 2018 until October 2018. Mr. Cuneo has served on our Board of Directors since October 2006. Mr. Cuneo served as Chief Executive Officer and Chairman of the Board of Directors of CIIG Merger Corp. from September 2019 through March 2021, and, from March 2021 onwards, serves as Chairman of the board of directors of Arrival Luxembourg SARL, the successor parent entity to CIIG Merger Corp. Mr. Cuneo also currently serves as Chairman of BeyondView LLC, a digital twin technology company, since 2017 and as a Director on the Board of electroCore, Inc. since 2020. From June 2004 through December 2009, Mr. Cuneo served as the Vice Chairman of the board of directors of Marvel Entertainment, Inc. (“Marvel Entertainment”), a publicly traded entertainment company active in motion pictures, television, publishing, licensing and toys, and prior thereto, he served as the President and Chief Executive Officer of Marvel Entertainment from July 1999 to December 2002. Mr. Cuneo has also served as the Chairman of Cuneo & Co., L.L.C., a private investment firm, since July 1997 and previously served on the board of directors of WaterPik Technologies, Inc., a New York Stock Exchange company engaged in designing, manufacturing and marketing health care products, swimming pool products and water-heating systems, prior to its sale in 2006. From October 2004 to December 2005, he served on the board of directors of Majesco Entertainment Company, a provider of video game products primarily for the family-oriented, mass-market consumer. Mr. Cuneo received a Bachelor of Science degree from Alfred University in 1967 and currently serves as the Chairman of the Alfred University Board of Trustees. Mr. Cuneo received a Masters degree in business administration from Harvard Business School in 1973.

ROBERT C. GALVIN

Director since 2018

Age 61

Robert C. Galvin has served as our President and Chief Executive Officer and on our Board of Directors since October 2018. He also currently serves as an independent director of Lands’ End, which he joined in 2014. Until he joined the Company, Mr. Galvin had been a director of Cherokee Inc. since June 2012 and had been its Chairman of the Board since June 2017, as well as an independent director of Big 5 Sporting Goods Corp and Trans World Entertainment. Previously, Mr. Galvin also served as an independent director of Bebe Stores. Mr. Galvin is also the founder and has been a Principal of Galvin Consulting, LLC, a consulting firm providing strategic services to private equity firms since November 2013. Previously, he served as Chief Executive Officer of Elie Tahari, Ltd. from January 2013 to November 2013. Prior to that he served as Chief Operating Officer and President of Sports Brands International Ltd. (Fila), and President of Camuto Group. In these roles Mr. Galvin has had extensive experience managing global brand licensing activities for these companies. In addition, Mr. Galvin was instrumental in the refinancing of material indebtedness and cost restructurings at Cherokee and SBI. Mr. Galvin served as Chief Operating Officer of Nine West Group Inc. Mr. Galvin is a graduate of Fairfield University and holds an MBA from the Stern School of Business at NYU.

JAMES A. MARCUM

Director since 2007

Age 61

James A. Marcum has served on our Board of Directors since October 2007. Since January 2016, Mr. Marcum has served as a Senior Operating Partner for an affiliate of Apollo Global Management Holdings, LLC. Prior to that, Mr. Marcum served as an Operating Partner and Operating Executive of Tri-Artisan Capital Partners, LLC, a merchant banking firm, positions he held from December 2014 to January 2016. From August 2013 to December 2014, Mr. Marcum served as Chief Executive Officer, President and Director of Heartland Automotive Services, Inc., the nation’s largest franchisee of Jiffy Lubes. From February 2010 through December 31, 2012, Mr. Marcum served as the Chief Executive Officer, President and Director of Central Parking Corporation, a nationwide provider of professional parking management. From September 2008 to January 2010, Mr. Marcum served as Vice Chairman, Acting President and Chief Executive Officer of Circuit City Stores, Inc., a specialty retailer of consumer electronics where Mr. Marcum had also served as a member of the board of directors since June 2008. Circuit City Stores, Inc. filed for bankruptcy in November 2008. Prior to Circuit City Stores Inc., Mr. Marcum served in several other notable board capacities and senior executive roles, including roles as Lead Director, CEO, COO and CFO for a variety of nationwide specialty retailers, both public and private. He received a Bachelor of Science degree from Southern Connecticut State University in accounting and economics in 1980.

Executive Officers

Our executive officers, their positions with us and certain other information with respect to these officers are set forth below:

Name	Age	Position
Robert C. Galvin	61	President and Chief Executive Officer
John T. McClain	60	Executive Vice President and Chief Financial Officer

For Mr. Galvin’s biography, please refer to “—Board of Directors” above.

John McClain

Executive Vice President and Chief Financial Officer since 2019

Age 60

John McClain has served as our Executive Vice President and Chief Financial Officer since February 2019. Previously, Mr. McClain served as the chief financial officer of The Jones Group Inc., formerly Jones Apparel Group, a $4 billion leading global designer, marketer and wholesaler of over 25 brands with product expertise in apparel, footwear, jeanswear, jewelry and handbags, from July 2007 until the sale of Jones to Sycamore Partners in April 2014. From April 2014 to October 2015, he served as a Senior Advisor to Sycamore Partners. From November 2015 until September 2016, he served as chief financial officer of Lindblad Expeditions Holdings, Inc., a global provider of expedition cruises and adventure travel experiences. Prior to that, Mr. McClain held a number of roles at Avis Budget Group, Inc. formerly Cendant Corporation. He joined Cendant Corporation in September 1999 serving as the Senior Vice President, Finance & Corporate Controller until 2006. From July 2006 to 2007, Mr. McClain served as the chief accounting officer of Avis and chief operating officer of Cendant Finance Holdings. Mr. McClain previously held leadership roles at Sirius Satellite Radio Inc. and ITT Corporation. Mr. McClain has served as a trustee of Seritage Growth Properties, a real estate investment trust, since June 2015, and on the board of Lands’ End since May 2014. He also previously served on the board of Nine West Holdings from April 2014 until October 2015. Mr. McClain is a graduate of Lehigh University with a B.S. in accounting.

Corporate Governance

Board of Directors Leadership Structure

Since January 1, 2019, F. Peter Cuneo has served as Chairman of the Board, Robert C. Galvin has served as our Chief Executive Officer, and Drew Cohen has served as our Lead Director. The Board believes that having separate Chairman and Chief Executive Officer roles provides an enhanced governance framework for our Company and promotes the long-term success of our Company, both for our employees and for our stockholders. The Lead Director’s primary responsibility is to act as the chief of all independent directors and manage all independent Board functions.

Risk Management

The Board has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Board regularly reviews information regarding the Company’s credit, liquidity, proposed acquisitions and operations, as well as other risks associated with the Company’s business. The Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements, as well as all of the Company’s benefit plans. The Audit Committee oversees management of financial risks and potential conflicts of interest with related parties. The Governance/Nominating Committee manages risks associated with the independence of the Board. While each committee of the Board is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed by members of management and through committee reports, or otherwise, about such risks.

Corporate Governance Policies

We have adopted a written code of business conduct that applies to our officers, directors and employees, responsive to Section 406 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules of the SEC. In addition, we have established an ethics web site at www.ethicspoint.com. To assist individuals in upholding the code of conduct and to facilitate reporting, we have established an anonymous and confidential online reporting mechanism that is hosted at www.ethicspoint.com and an anonymous and confidential telephone hotline at (800) 963-5864. Copies of our code of business conduct and ethics (our “Code of Ethics”) are available, without charge, upon written request directed to our Secretary at Iconix Brand Group, Inc., 1450 Broadway, Third Floor, New York, New York 10018 or on our website at www.iconixbrand.com.

Committees of the Board

Our By-Laws authorize our Board to appoint one or more committees of the Board, each consisting of one or more directors. During 2020, our Board had three (3) standing committees: an Audit Committee, a Governance/Nominating Committee and a Compensation Committee, each of which has adopted written charters which are currently available on our website at www.iconixbrand.com. We are not incorporating any of the information on our website into this Proxy Statement. Each member of the Audit Committee, Governance/Nominating Committee and Compensation Committee is, and is required to be, an “independent director” under the Marketplace Rules of Nasdaq.

Audit Committee

Our Audit Committee’s responsibilities include, among others:

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

The current members of our Audit Committee are Messrs. Barnes, Cohen and Marcum. Mr. Marcum serves as the Audit Committee Chairperson.

In addition to being an “independent director” under the Marketplace Rules of Nasdaq, each member of the Audit Committee is an independent director as that term is defined by applicable SEC rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board has also determined that Mr. Marcum is an “Audit Committee Financial Expert,” as that term is defined under applicable SEC rules and Nasdaq Marketplace Rules.

Deadline and Procedures for Submitting Director Nominations

A stockholder wishing to nominate a candidate for election to our Board at next year’s annual meeting of stockholders is required to give written notice of his or her intention to make such a nomination containing the required information specified above and in the By-Laws addressed to the Governance/Nominating Committee, c/o Secretary, Iconix Brand Group, Inc., 1450 Broadway, Third Floor, New York, New York 10018. The notice of nomination and other required information must be received by our Secretary in accordance with the dates to be set forth in our upcoming proxy statement for our annual shareholders meeting.

Item 11. Executive Compensation

Introduction

In 2020, our named executive officers were:

Robert C. Galvin	President, Chief Executive Officer and Director
John T. McClain	Executive Vice President and Chief Financial Officer

Objectives of our Executive Compensation Program

The Company’s goals for its executive compensation program are to:

•	Attract, motivate and retain a talented, entrepreneurial and creative team of executives who will provide leadership for the Company’s success in dynamic and competitive markets.
•	Align pay with performance as well as with the long-term interests of stockholders by linking payouts to pre-determined performance measures that promote long-term stockholder value.
•	Promote stability in the executive team and establish continuity of the service of executive officers, so that they will contribute to, and be a part of, the Company’s long-term success.

Key Features of Our Executive Compensation Program

Following is a summary of the key features of our executive compensation program, which demonstrates how each feature furthers the overall goals of our compensation philosophy.

What we do	What we don’t do

Clawback Policy. We have adopted a clawback policy that applies if there is a restatement of our financial statements that is required, within the previous three years, to correct accounting errors due to material non-compliance with any financial reporting requirements under the federal securities laws. This applies to equity as well as cash payments that were paid based on performance metrics. During 2016, we clawed back equity and cash payments from former executives pursuant to this policy.	No Excess Perquisites and Limited Retirement Benefits. We have a 401k program and have never had a defined benefit plan. We do not maintain any supplemental executive retirement plans or other pension benefits. We do not provide any excessive perquisites.

Anti-Pledging Policy. We have adopted a policy that prohibits directors and executive officers from pledging any additional shares of Common Stock following October 20, 2015.

No option or stock appreciation rights repricing or exchanges without stockholder approval. We have not engaged in the activities below and they are prohibited by the Amended and Restated Iconix Brand Group, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) without shareholder approval:

•    repricing options or stock appreciation rights; and

•    buying out underwater options or stock appreciation rights for cash.

Anti-Hedging Policy. We have a policy prohibiting directors and executive officers from engaging in hedging transactions, which include puts, calls and other derivative securities, with respect to the Company’s equity securities.	No dividends or dividend equivalents on unvested awards. We do not pay dividends or dividend equivalents on unvested shares of restricted stock or unearned PSU awards. Accrued dividends on such awards are paid only when such awards become vested or earned, as applicable

“Double-Trigger” Change in Control Provision. The 2016 Plan and its predecessor, the Amended and Restated 2009 Stock Incentive Plan (“2009 Plan”), provide for “double-trigger” change in control provisions, which provide that unvested equity awards assumed or substituted in a change in control do not accelerate in connection with such change in control unless, within twenty-four (24) months following such change in control, the participant is terminated without cause or leaves for good reason.	No “catch-up” feature on PSU awards. Commencing with PSU grants made in 2016, we eliminated the “catch-up” feature on PSU awards. The PSUs granted prior to 2016 contained a catch-up feature that provided that if, in any year certain metrics were not attained and thus did not result in vesting, then, in later years, those metrics would be measured cumulatively to include the performance that did not result in vesting, in order to allow vesting of the earlier year’s unvested PSUs.

Independence of our Compensation Committee and Advisor. The Compensation Committee, which is comprised solely of independent directors, utilizes the services of FW Cook, as its independent, third party compensation consultant. FW Cook reports to the Compensation Committee, does not perform any other services for the Company and, to the Compensation Committee’s knowledge, has no economic or other ties to the Company or the management team that could compromise its independence or objectivity.	No Gross-Ups on Compensation. We do not have any provisions requiring the Company to gross-up salary or bonus compensation to cover taxes owed by our executives.

Compensation Committee Interlocks and Insider Participation

None of the directors on our Compensation Committee currently is or was formerly an officer or employee of the Company or had any relationship or related party transaction with the Company requiring disclosure under Item 404 of Regulation S-K of the Securities Exchange Act of 1934, as amended. During 2020, none of our executive officers served on the board of directors or the compensation (or equivalent) committee of any other entity that has officers that serve on our Board or on our Compensation Committee. In addition, none of the members of our Compensation Committee were formerly, or during 2020, employed by us in the capacity as an officer or otherwise.

The members of our Compensation Committee currently are Messrs. Barnes, Cohen and Marcum, each of whom is an independent director within the meaning of director independence standards applicable to members of a compensation committee pursuant to the applicable Nasdaq and SEC rules. Mr. Cohen currently serves as its Chairperson.

Elements of Compensation

To accomplish our compensation objectives, our compensation program for 2020 for our named executive officers consisted of (i) base salary, (ii) participation in our 2020 Annual Incentive Plan (“AIP”), which is the Company’s plan for annual, performance-based cash bonuses, as described below, (iii) awards under the 2020 Long-Term Incentive Plan (the “2020 LTIP”), which was the Company’s plan for performance-based, long-term incentive compensation for 2020, as described below and (iv) participation in our broad-based employee benefit plans for other employees, such as our 401(k) plan and our health and welfare plans. All such elements were designed to provide a competitive mix of compensation that balanced retention and performance in a simple and straightforward manner. The compensation program was designed to ensure that the named executive officers’ annual target total direct compensation was tied to the Company’s long-term and short-term performance. The Company has no supplemental retirement plan.

Base Salary	Base salary represents amounts paid during the fiscal year to named executive officers as direct, fixed compensation under their respective employment agreements for their services to us. Base salaries are used to compensate each named executive officer for day-to-day operations during the year, and to encourage them to perform at their highest levels. We also use our base salary as an incentive to attract top quality executives and other management employees. Moreover, base salary and increases to base salary are intended to recognize the overall experience, position within our Company and expected contributions of each named executive officer to us.

Annual cash bonuses (short-term incentives)

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

In 2020, annual bonuses available to our executives under the AIP were available for the following, each of which must have been completed in 2020: (i) a disposition by the Company of assets or a joint venture resulting in net proceeds of at least $50.0 million (payable in an amount equal to 30% of the applicable base salary); (ii) a disposition by the Company of assets or a joint venture resulting in net proceeds of at least $30.0 million (payable in an amount equal to 25% of the applicable base salary); (iii) completion of a refinancing of the Company’s non-securitized material indebtedness (the “Refinancing”) (payable in an amount equal to 75% of the applicable base salary); (iv) a disposition by the Company of assets or a joint venture resulting in net proceeds of at least $10.0 million (payable in an amount equal to 10% of the applicable base salary); and (v) other 2020 performance metrics to be determined by the Compensation Committee in its discretion following completion of 2020 (payable in an amount equal to 35% of the applicable base salary). For purposes of clauses (i), (ii), and (iv) above, each divestiture completed by the Company can apply to only one divestiture threshold.

After analyzing performance against the relevant goals, the Compensation Committee determined that each named executive officer shall receive a bonus of 85% of his 2020 base salary. The bonus earned by each of Messrs. Galvin and McClain for 2020 is set forth below in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Long-term incentives

For 2020, the Compensation Committee granted Mr. Galvin’s and Mr. McClain’s annual long-term incentive award typically granted in the form of PSUs and RSUs as a cash-based award. The target amount of the award for Mr. Galvin is $1,062,500, and for Mr. McClain is $525,000. Fifty percent of the target cash award was for the year ended December 31, 2020, and was subject to the realization of either (i) a Refinancing or (ii) the Company achieving gross revenue of at least $109.0 million for the year ended December 31, 2020, and the other fifty percent of the target cash award shall be subject to goals determined by the Compensation Committee in 2021, and shall be determined based upon the Company’s performance during the year ending December 31, 2021. The earned portion of the cash award will become vested upon satisfaction of the applicable metric, and will be payable on March 30, 2022 (or as soon as practicable thereafter, but no later than December 31, 2022), subject to Mr. Galvin’s and Mr. McClain’s continued employment with the Company through such date (except as provided below). In the event of Mr. Galvin’s or Mr. McClain’s death or disability, or a termination of his employment by the Company without cause, or upon his retirement after he attains age 55 and has been employed by the Company for at least 10 years, he will remain eligible to receive any vested portion of the cash award with respect to any completed performance period, to be paid at the same time as if no termination of employment had occurred, provided that he is in continued compliance with certain restrictive covenants. However, if Mr. Galvin’s or Mr. McClain’s employment is terminated by the Company without cause after a change in control (as defined in the 2016 Plan), the cash award will immediately vest on the date of such termination and will be paid within thirty (30) days after the date of termination.

For 2020, Mr. Galvin earned 100% of the portion of the target cash award applicable to 2020, or $531,250, and Mr. McClain earned 100% of the portion of the target cash award applicable to 2020, or $262,500. This is set forth below in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Post-termination compensation	We have entered into employment agreements with each of our named executive officers. Each such employment agreement provides for certain payments and other benefits if the executive’s employment is terminated under certain circumstances, including, in connection with a “change in control.” As noted above, we amended our 2009 Plan to implement “double-trigger” change in control provisions with respect to equity grants. Our 2016 Plan also contains “double-trigger” change in control provisions. These provisions provide that, upon a change in control, as defined in the 2016 Plan, in the event that a successor company assumes or substitutes awards under the 2016 Plan, unvested equity awards do not accelerate unless, within twenty-four (24) months following such change in control, the 2016 Plan participant is terminated without cause or leaves for good reason. However, if a successor company in the change in control does not assume or substitute awards under the 2016 Plan, then all outstanding awards would immediately vest. See “Employment Agreements” below for a description of the severance and change in control benefits pursuant to Mr. Galvin’s and Mr. McClain’s employment agreements.

401(k) Retirement Plan	The Company offers a qualified employer-sponsored retirement plan pursuant to which eligible employees, including the named executive officers, may make salary-deferral contributions on a pretax basis. Eligibility in the plan is upon hire and the Company matches up to 6% of the first 25% of contributions by an employee. Matching contributions vest immediately.

SUMMARY COMPENSATION TABLE

The following table includes information for 2020 and 2019 with respect to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Stock Awards ($) (b)	Non-Equity Incentive Plan Compensation ($) (c)	All Other Compensation ($)	Total ($)
Robert C. Galvin	2020	850,000	—	—	1,253,750	—	2,130,750
President and Chief Executive Officer (principal executive officer)	2019	850,000		573,750	1,001,375	—	2,425,125
John T. McClain(1)	2020	525,000	—	—	709,000	—	1,234,000
Executive Vice President and Chief Financial Officer (principal financial officer)	2019	525,000	50,000	525,000	411,469	—	1,511,469

(a)	The amount in this column in respect of Mr. McClain includes the full amount of an inducement bonus paid to Mr. McClain in March 2019.

(b)	The amounts shown in this column represent the aggregate grant date fair value with respect to PSUs and RSUs granted in 2019, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) (without regard to the effect of estimated forfeitures), assuming target performance for the PSUs was achieved. In respect of 2019, assuming maximum performance of the PSUs had been achieved, the aggregate grant date fair value for each of the named executive officers would be $850,001 in 2019 for Mr. Galvin, and $787,500 for Mr. McClain in 2019. See Note 10 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a discussion for the relevant assumptions used in calculating grant date fair value.

(c)

Non-equity incentive plan compensation represents the dollar value of all amounts earned during the applicable fiscal year pursuant to non-equity incentive plans. Beginning in 2016, following its previously disclosed commitment to do so, the Compensation Committee eliminated the practice of granting bonuses on a solely discretionary basis and granted performance-based cash bonus awards instead (with guaranteed minimum bonus amounts for certain new hires).

The amount reflected in 2020 for Mr. Galvin is equal to his earned 2020 annual bonus of $722,500, which equals 85% of the target annual bonus set forth in his employment agreement (which target annual bonus was equal to 100% of his then-current base salary), plus the earned 2020 portion of his 2020 long-term cash award, totaling $531,250, as described above in the Section titled “Elements of Compensation—Long-term incentives.”

In respect of the 2020 bonus for Mr. McClain is equal to his earned 2020 annual bonus of $446,500, the amount reflected is equal to 85% of the target bonus set forth in his employment agreement (which target annual bonus was equal to 75% of his then-current base salary), plus the earned 2020 portion of his 2020 long-term cash award, totaling $262,500, as described above in the Section titled “Elements of Compensation—Long-term incentives.”

Approximately 38.2 percent of the 2020 earned annual bonus (which does not include each named executive officer’s 2020 long-term cash award) for each of our named executive officers was paid during 2020 and the remainder was paid in March 2021.

The amount reflected in 2019 for Mr. Galvin is equal to his earned 2019 annual bonus of $882,250, which equals 104.5% of the target annual bonus set forth in his employment agreement (which target annual bonus was equal to 100% of his then-current base salary), plus the earned 2019 portion of his 2019 long-term cash award that is not subject to reduction based on TSR, totaling $113,125, as described above in the Section titled “Elements of Compensation—Long-term incentives.”

In respect of the 2019 bonus for Mr. McClain, the amount reflected is equal to 104.5% of the target bonus set forth in his employment agreement (which target annual bonus was equal to 75% of his then-current base salary).

Fifty percent of the 2019 earned annual bonus (which does not include Mr. Galvin’s 2019 long-term cash award) for each of our named executive officers was paid in March 2020 and the remaining fifty percent was paid in September 2020.

(1)	Mr. McClain became our Executive Vice President and Chief Financial Officer on February 11, 2019.

Employment Agreements

The summaries below relate to the employment agreements for our named executive officers who were employed by us on December 31, 2020.

Robert C. Galvin

2018 Employment Agreement

On October 15, 2018, the Company entered into an employment agreement with Mr. Galvin in connection with the Company’s employment of Mr. Galvin as its President and Chief Executive Officer. Mr. Galvin was also appointed to the Company’s Board of Directors. The employment agreement provides that Mr. Galvin will be employed for a term ending on December 31, 2021, subject to earlier termination or extension as specified in the employment agreement. The employment agreement provides for Mr. Galvin to receive an annual base salary of not less than $850,000 per year and for certain other employee benefits consistent with those generally available to other executive officers of the Company, including, major medical, dental, life insurance, short-term disability insurance, long-term disability insurance, and retirement. In addition, Mr. Galvin is eligible to earn annual cash bonuses, with target and maximum bonus opportunities of 100% and 150% of his annual base salary, respectively, subject to the achievement of the applicable performance goals. Additionally, the employment agreement provides for the grant to Mr. Galvin of certain equity compensation, as set forth below.

The employment agreement also provides for Mr. Galvin to receive certain severance payments if the Company terminates his employment other than for cause (and not by reason of his death or disability) or if Mr. Galvin terminates his employment for good reason, in any case, subject to his execution and non-revocation of a general release of claims. These severance payments include (i) 24 months of base salary continuation, (ii) any earned but unpaid annual bonus for the calendar year preceding the calendar year in which such termination of employment occurs, (iii) a prorated annual bonus for the calendar year in which such termination of employment occurs, based on the number of days of his employment during such calendar year, and assuming target performance for such calendar year, (iv) up to 18 months of Company-subsidized COBRA continuation coverage, and (v) vesting of unvested equity awards, if and to the extent provided for in the applicable equity award agreement. In the event that Mr. Galvin’s employment with the Company terminates under the circumstances described above but within 18 months after a “change in control” of the Company (as defined in the employment agreement), then Mr. Galvin will be entitled to a lump sum payment equal to two times the sum of (a) the annual base salary and (b) the average annual bonus paid to him for the two calendar years immediately prior to such change in control (or, if such change in control had occurred in 2018 or 2019, an amount equal to 100% of his annual base salary), in addition to the other severance payments described in the foregoing clauses (ii), (iv) and (v). The employment agreement also contains certain confidentiality, non-disparagement and cooperation obligations for an indefinite period of time, and certain non-competition and non-solicitation obligations during employment and for 24 months thereafter.

Mr. Galvin received an inducement award of 231,161 PSUs (the “Galvin Inducement PSUs”), which equals the number of shares of Common Stock with an aggregate fair market value on October 15, 2018 of approximately $500,000. The employment inducement PSUs cliff vest at the end of a three-year performance period ending on October 15, 2021 based on the percentile ranking of the Company’s total shareholder return (“TSR”) relative to its peer companies for such performance period. 100% of such PSUs will vest if the Company’s TSR ranks 75% or higher, 50% of the PSUs will vest if the Company’s TSR ranks 50%, and 25% of the PSUs will vest if the Company’s TSR ranks 35% (additional PSUs will vest proportionally if the Company’s TSR is between 35% and 50% and between 50% and 75%, respectively), and no PSUs will vest if the Company’s TSR is below 35%, in all events, subject to Mr. Galvin’s continued employment with the Company on the applicable vesting date; provided that, if Mr. Galvin’s employment is terminated by the Company without cause (and not due to his death or disability) or by him for good reason, then he will remain eligible to earn a pro rata number of the PSUs, based on the percentage of the performance period during which he was employed by the Company, provided that the applicable TSR ranking is achieved on the termination date as if the termination date had been the last day of the performance period. The pro rata number of PSUs that would be earned by Mr. Galvin in accordance with the prior sentence will become vested at the end of the three year performance period, subject to Mr. Galvin’s continued compliance with the restrictive covenants contained in his employment agreement. If, during the performance period, a “change in control” (as defined in Mr. Galvin’s employment agreement with the Company) occurs, then the unvested employment inducement PSUs will be converted to a number of RSUs equal to the number of PSUs that would have vested on the date of such change in control based on the applicable TSR ranking if the date of such change in control had been the last day of the performance period, and such RSUs will vest on the last day of the performance period, subject to Mr. Galvin’s continued employment with the Company and his compliance with the restrictive covenants contained in his employment agreement through the last day of the performance period (except as described below).  Notwithstanding the foregoing, if the employment inducement PSUs are not assumed, substituted with a similar award, or otherwise continued in such change in control, then such converted RSUs shall vest immediately prior to such change in control. In the event that Mr. Galvin is terminated by the Company without cause (and not due to his death or disability) or by him with good reason, in either case, during the performance period, which termination occurs within 24 months after a change in control, then the RSUs into which the PSUs have converted upon such change in control will immediately vest on the date of termination (provided Mr. Galvin is in continued compliance with the restrictive covenants contained in his employment agreement through the date of termination), and such RSUs generally will be settled within thirty (30) days after the termination date.

On October 15, 2018, Mr. Galvin received an inducement award of 231,161 RSUs, which equals the number of shares of Common Stock with an aggregate fair market value as of October 15, 2018 of approximately $500,000. One-third of such employment inducement RSUs vested on October 15, 2018, and the remaining two-thirds of such employment inducement RSUs vested on October 15, 2019.

Pursuant to the employment agreement, on October 15, 2018, Mr. Galvin also received an award of 83,217 RSUs under the 2016 Plan, having an aggregate fair market value of approximately $180,000 as of the date of grant. Approximately one-third of the RSUs vested on each of March 31, 2019, March 31, 2020 and March 31, 2021.

On April 16, 2019, as required by the terms of his employment agreement, Mr. Galvin was granted an award of 143,135 PSUs under the 2016 Plan, subject to earning more or less PSUs based on performance (the maximum number of PSUs that can be earned is 286,270). Approximately fifty percent of the target number of PSUs were subject to the achievement of an adjusted EBITDA goal during the 2019 calendar year, and approximately fifty percent of the target number of PSUs were subject to the achievement of a financial or other corporate achievement metric to be determined by the Compensation Committee for 2020, provided that the earned award for both the 2019 and 2020 calendar years is subject to modification based on total stockholder return (“TSR”) goals. Earned PSUs equal to 184,899 shares of common stock became vested on March 5, 2021.

On April 16, 2019, pursuant to his employment agreement, Mr. Galvin was granted an award of 154,145 RSUs under the 2016 Plan (having an aggregate fair market value of approximately $297,500 as of the date of grant). One-third of the RSUs vested on each of March 31, 2020 and March 31, 2021, and the remaining RSUs will vest on March 31, 2022. Vesting generally is contingent on Mr. Galvin’s continued employment with the Company on the applicable vesting date. In the event that Mr. Galvin’s employment is terminated by the Company without cause or by him for good reason, then a pro-rata number of the RSUs that were scheduled to vest on the vesting date immediately following his termination of employment will remain eligible to vest on such date, subject to his compliance with certain restrictive covenants contained in his employment agreement. The pro-rata number of RSUs vesting is based on the number of days he was employed from the vesting date of the RSUs immediately prior to his termination of employment to the date of his termination of employment in relation to the total number of days in the applicable vesting tranche. These RSUs do not automatically vest as the result of a change in control.

In addition to the annual awards of PSUs and RSUs described above, after 2019, the Company is required to grant PSUs and/or RSUs or other cash or equity-based long-term incentives to Mr. Galvin during the term of his employment agreement, with an aggregate target of 125% of Mr. Galvin’s then-current base salary serving as the annual guideline for the aggregate fair market value of such grants, with a maximum aggregate annual payout of 200% of Mr. Galvin’s then-current base salary if applicable performance targets are achieved, subject to approval by the Compensation Committee.

John T. McClain

2019 Employment Agreement

On January 28, 2019, the Company entered into an employment agreement with John T. McClain in connection with the Company’s employment of Mr. McClain as its Executive Vice President and Chief Financial Officer commencing as of February 11, 2019. The employment agreement provides that Mr. McClain will be an at-will employee and will receive an annual base salary of not less than $525,000 per year (to be prorated for any partial calendar year of employment) and certain other benefits consistent with those provided to other senior executives of the Company, including major medical, dental, life insurance, short-term disability insurance, long-term disability insurance, and retirement. In addition, Mr. McClain is eligible to earn an annual bonus, with a target bonus opportunity of at least 75% of his base salary and an annual maximum bonus opportunity of 150% of his base salary. In addition, pursuant to the employment agreement, the Company paid Mr. McClain an inducement cash bonus of fifty thousand dollars ($50,000) as a result of the Company timely filing its annual report in respect of the Company’s 2018 financial year on Form 10-K with the SEC.

The employment agreement also provides for Mr. McClain to receive certain severance payments if the Company terminates his employment other than for cause (and not by reason of his death or disability) or if Mr. McClain terminates his employment for good reason, in any case, subject to his execution and non-revocation of a general release of claims. These severance payments include (i) an amount equal to fifteen months of Mr. McClain’s base salary (payable semi-monthly in equal installments), (ii) any earned but unpaid annual bonus for the calendar year preceding the calendar year in which such termination of employment occurs, (iii) a prorated annual bonus for the calendar year in which such termination of employment occurs, based on the number of days of his employment during such calendar year, and assuming target performance for such calendar year, (iv) Company-subsidized COBRA continuation coverage for Mr. McClain and his eligible dependents until the earliest of (x) Mr. McClain or his eligible dependents, as the case may be, ceasing to be eligible under COBRA, (y) 15 months following the date of termination, and (z) Mr. McClain becoming eligible for coverage under the health insurance plan of a subsequent employer, and (v) vesting of unvested equity awards, if and to the extent provided for in the applicable equity award agreement. In the event that Mr. McClain’s employment with the Company terminates under the circumstances described above but within 18 months after a “change in control” of the Company (as defined in Mr. McClain’s employment agreement with the Company), then Mr. McClain will be entitled to a lump sum payment equal to two times the sum of (a) the annual base salary and (b) the average annual bonus paid to him for the two calendar years immediately prior to such change in control (or if the “change in control” of the Company occurred during 2019, the amount of clause (b) above would have equaled 75% of Mr. McClain’s base salary), in addition to the other severance payments described in the foregoing clauses (ii), (iv) and (v). The employment agreement also contains certain confidentiality, non-disparagement and cooperation obligations for an indefinite period of time, and certain non-competition and non-solicitation obligations during employment and for 15 months thereafter.

The employment agreement provides for the grant to Mr. McClain of certain PSUs and RSUs as employment inducement awards and in lieu of Mr. McClain’s eligibility to participate in the Company’s 2019 long-term incentive plan. Pursuant to the employment agreement, on February 11, 2019, Mr. McClain received a grant of 175,000 PSUs, subject to earning more or less PSUs based on performance (the maximum number of PSUs that can be earned is 350,000). Fifty percent of the target number of PSUs were subject to the achievement of an adjusted EBITDA goal during the 2019 calendar year, and fifty percent of the target number of PSUs were subject to the achievement of a financial or other corporate achievement metric determined by the Compensation Committee for 2020, provided that the earned award for both the 2019 and 2020 calendar years is subject to modification based on TSR goals. Earned PSUs equal to 151,232 shares of common stock became vested on March 5, 2021.

In addition, pursuant to the employment agreement, on February 11, 2019, Mr. McClain received an award of 175,000 RSUs. One-third of the RSUs vested on February 11, 2019, and the remaining two-thirds of the RSUs vested on February 11, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2020 for our named executive officers, including grant dates and vesting dates related thereto:

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Robert C. Galvin	27,739	(2)	34,951
				231,161	(3)	291,263
	102,763	(4)	129,481
				71,567	(5)	90,174
	71,568	(6)	90,176
John T. McClain				87,500	(7)	110,250
	87,500	(8)	110,250

(1)	Market value is based on our closing stock price of $1.26 on December 31, 2020.

(2)	On October 18, 2018, Mr. Galvin was granted 83,217 RSUs issued under the 2016 Plan. 27,739 of the RSUs vested on March 31, 2019, 27,739 vested on March 31, 2020 and 27,739 vested on March 31, 2021.

(3) On October 18, 2018, Mr. Galvin was awarded 231,161 PSUs as an inducement grant, subject to the terms and conditions of a performance stock unit award agreement, which sets forth certain performance targets and a performance period. The PSUs cliff vest at the end of a three-year performance period ending on October 15, 2021 based on the percentile ranking of the Company’s total shareholder return relative to its peer companies for such performance period.

(4) On April 16, 2019, Mr. Galvin was awarded 154,145 RSUs subject to the 2016 Plan. 51,382 of the RSUs vested on March 31, 2020, 51,382 vested on March 31, 2021 and 51,381 vest on March 31, 2022, subject to Mr. Galvin’s continuous employment with the Company through such vesting date.

(5) On April 16, 2019, Mr. Galvin was awarded a target number of 143,135 PSUs (the “Galvin 2019 PSUs”), subject to the terms and conditions of a performance stock unit award agreement, which sets forth certain performance targets and a performance period. This number of PSUs represents the remaining target number of Galvin 2019 PSUs that can be earned based on performance during the 2020 calendar year.

(6) This number of shares represents the number of Galvin 2019 PSUs that were earned based on 2019 performance and that are not subject to reduction based on TSR, which vested on March 31, 2021. 2019 performance was determined to be at 110% of target, but subject to reduction to 100% of target based on the Company’s TSR for 2019 and 2020.

(7) On February 11, 2019, Mr. McClain was awarded a target number of 175,000 PSUs (the “McClain 2019 PSUs”), subject to the terms and conditions of a performance stock unit award agreement, which sets forth certain performance targets and a performance period. This number of PSUs represents the remaining target number of McClain 2019 PSUs that can be earned based on performance during the 2020 calendar year.

(8) This number of PSUs represents the number of McClain 2019 PSUs that were earned based on 2019 performance and that are not subject to reduction based on TSR, which vested on March 31, 2021, generally subject to Mr. McClain’s continued employment with the Company on such vesting date. 2019 performance was determined to be at 110% of target, but subject to reduction to 100% of target based on the Company’s TSR for 2019 and 2020.

Director Compensation

For the year ended December 31, 2020, each non-employee member of the Board of Directors received a cash payment of $60,000 payable one half on January 1st and one half on July 1st. Although historically prior to 2018 each non-employee director has received an annual equity grant valued at $120,000 based on the closing price of our stock on the first trading day of the year, with vesting occurring on July 1st of the year of grant, the Compensation Committee determined that for 2020 our directors would again receive this amount in cash vesting in twelve (12) equal installments.

The following table sets forth compensation information for 2020 for each person who served as a member of our Board of Directors at any time during 2020 who was not also an executive officer. Anyone who serves on our Board of Directors that was an executive officer during any portion of a calendar year does not receive additional compensation for serving on the Board of Directors for the remainder of that year. None of our non-employee Directors held any outstanding stock awards or options as of December 31, 2020.

Name	Fees earned or paid in cash ($)	Total ($)
Justin Barnes	$180,000	$180,000
F. Peter Cuneo	$240,000	$240,000
Drew Cohen	$180,000	$180,000
James A. Marcum	$180,000	$180,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding beneficial ownership of our Common Stock as of April 27, 2021 by each of our directors and our named executive officers, all of our executive officers and directors, as a group, and each person known by us to beneficially hold more than five percent (5%) of our Common Stock, based on information obtained from such persons.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our Common Stock underlying options, warrants, restricted stock units and other convertible securities that are exercisable or convertible within sixty (60) days of April 27, 2021 and shares of our Common Stock underlying restricted stock awards that vest within sixty (60) days of April 27, 2021 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder’s percentage ownership. The same securities may be beneficially owned by more than one person. Percentage ownership is based on 15,064,704 shares of our Common Stock outstanding as of April 27, 2021. The address for each beneficial owner, unless otherwise noted, is c/o Iconix Brand Group, Inc. at 1450 Broadway, Third Floor, New York, New York 10018.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Company’s Outstanding Common Stock Beneficially Owned
F. Peter Cuneo	5,224		*
Robert C. Galvin	490,740		3.3%
John T. McClain	228,279		1.5%
Justin Barnes	—		—
Drew Cohen	6,174		*
James A. Marcum	7,406		*
All directors and executive officers as a group (6 persons)	737,823		4.9%

Mudrick Capital Management, LLC 527 Madison Avenue, 6th Floor, New York, NY 10022	1,401,749	(1)	9.985	%(2)

*	Less than 1%

	(1)	Based on a Schedule 13G/A filed on February 12, 2021, Mudrick Capital Management, LLC disclaims beneficial ownership of such securities not beneficially owned by Mudrick Capital Management, LLC.
	(2)	Mudrick Capital Management, LLC’s holdings above include shares to be issued upon the conversion of the Company’s 5.75% Convertible Notes due 2023.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of December 31, 2020, which includes the 2016 Plan.

Plan Category	Number of securities to be issued upon Exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	400,722		$--	200,000
Equity compensation plans not approved by security holders	231,161	(3)	$--	--
Total	631,883		$--	200,000

(1)	Includes 130,512 RSUs and 270,210 PSUs outstanding under our 2016 Plan as of December 31, 2020.

(2)	No exercise price is attributable to outstanding RSUs or PSUs.

(3)	Reflects the Galvin Inducement PSUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners.  In the case of Sports Direct International plc (“Sports Direct”), the Company maintains license agreements with Sports Direct and previously had a cooperation agreement with Sports Direct that allowed Sports Direct to appoint two members to the Company’s Board of Directors. The cooperation agreement expired pursuant to its terms during the first quarter of 2019. As of December 31, 2020 the Company recognized the following royalty revenue amounts:

Joint Venture Partner	FY 2020 (in thousands)
Albion Equity Partners LLC / GL Damek	2,412
Sports Direct International plc	1,829
M.G.S. Sports Trading Limited	400
Pac Brands USA, Inc.	329
Li Ning	617
$5,587

Director Independence

Our Board of Directors has determined that Messrs. Barnes, Cohen and Marcum are each an “independent director” under the applicable Marketplace Rules of The Nasdaq Global Select Market (“Nasdaq”). The Board appointed Mr. Cohen as Lead Director of our Board in August 2015. Mr. Cuneo served as our Chairman of the Board from January 1, 2017 to December 18, 2017, when he was appointed to serve as Executive Chairman to help management navigate a difficult period. In connection with John Haugh’s (our former Chief Executive Officer) departure from the Company, Mr. Cuneo was appointed by the Board as Interim Chief Executive Officer on June 15, 2018, to provide stability while the Board conducted a search for and hired a permanent Chief Executive Officer. Mr. Cuneo ceased to serve as our interim Chief Executive Officer on October 15, 2018, upon the appointment of Mr. Galvin, and Mr. Cuneo served as Executive Chairman through December 31, 2018. Since January 1, 2019, Mr. Cuneo has served as Chairman of the Board.

Item 14. Principal Accounting Fees and Services

BDO USA, LLP has audited and reported upon our financial statements for our fiscal year ended December 31, 2020. In addition to retaining BDO USA, LLP to audit our financial statements, we engage BDO USA, LLP from time to time to perform other services, as approved by the Audit Committee.

Audit Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of (a) the Company’s annual financial statements for 2020, the reviews of the financial statements included in the Company’s Forms 10-Q totaled approximately $711,078, and (b) the Company’s annual financial statements for 2019, the reviews of the financial statements included in the Company’s Forms 10-Q and consents related to SEC registration statements for 2019 totaled approximately $835,051.

Audit-Related Fees. There were approximately $176,698 and $136,199 aggregate fees billed by BDO USA, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for 2020 and 2019, respectively, and that are not disclosed in the paragraph captioned “Audit Fees” above.

Tax Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for tax compliance and consulting for 2020 and 2019 were approximately $81,409 and $203,928, respectively.

All Other Fees. In 2020 and 2019, BDO USA, LLP billed an aggregate of $341,607 and $1,748,011, respectively, for legal fees.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO USA, LLP in 2020. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee Chairperson or his or her designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee Chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved all the foregoing audit services and permissible non-audit services provided by BDO USA, LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Amendment:

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICONIX BRAND GROUP, INC.

Date: April 29, 2021	By:	/s/ Robert C. Galvin
Robert C. Galvin
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Robert C. Galvin	Director, President and Chief Executive Officer	April 29, 2021
Robert C. Galvin	(Principal Executive Officer)

/s/ John T. McClain	Executive Vice President and Chief Financial Officer	April 29, 2021
John T. McClain	(Principal Financial and Accounting Officer)

/s/ F. Peter Cuneo	Chairman of the Board of Directors	April 29, 2021
F. Peter Cuneo

/s/ Drew Cohen	Lead Director	April 29, 2021
Drew Cohen

/s/ James A. Marcum	Director	April 29, 2021
James A. Marcum

/s/ Justin Barnes	Director	April 29, 2021
Justin Barnes