Form 10-Q
period 2021-03-31
ICONIX BRAND GROUP, INC.
filed 2021-05-13
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 7, 2021, 14,480,623 shares of the registrant’s Common Stock, par value $.001 were outstanding.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents (includes VIE assets of $6,876 and $7,332, respectively)	$48,184	$49,797
Restricted cash	14,166	9,380
Accounts receivable, net (includes VIE assets of $5,557 and $3,237, respectively)	17,260	24,736
Contract asset (includes VIE assets of $717 and $689, respectively)	14,098	13,842
Other assets – current (includes VIE assets of $670 and $806, respectively)	1,680	2,276
Total Current Assets	95,388	100,031
Property and equipment, net:
Furniture, fixtures and equipment	20,753	20,672
Less: Accumulated depreciation	(18,985)	(18,703)
	1,768	1,969
Other Assets:
Other assets	5,726	5,796
Contract asset (includes VIE assets of $2,538 and $2,692, respectively)	9,670	11,415
Right-of-use asset	4,517	4,894
Trademarks and other intangibles, net (includes VIE assets of $114,274 and $114,263, respectively)	242,396	246,786
Investments and joint ventures	15,818	15,746
Goodwill	26,099	26,099
	304,226	310,736
Total Assets	$401,382	$412,736
Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses (includes VIE liabilities of $1,127 and $1,685, respectively)	$26,956	$30,125
Deferred revenue (includes VIE liabilities of $978 and $1,085, respectively)	4,705	5,093
Current portion of long-term debt	31,510	28,433
Other liabilities – current	2,728	3,863
Total Current Liabilities	65,899	67,514
Deferred income tax liability	5,743	5,196
Long-term debt, less current maturities (includes $53,644 and $50,868, respectively, at fair value)	518,218	535,968
Other liabilities (includes VIE liabilities of $1,537 and $1,604, respectively)	34,385	28,603
Total Liabilities	624,245	637,281
Redeemable Non-Controlling Interest	24,518	24,321
Commitments and contingencies (refer to Note 11)
Stockholders’ Deficit:
Common stock, $.001 par value shares authorized 260,000; shares issued 18,140 and 16,650, respectively	18	17
Additional paid-in capital	1,051,642	1,049,104
Accumulated losses	(433,252)	(437,440)
Accumulated other comprehensive loss	(49,082)	(42,625)
Less: Treasury stock – 3,674 and 3,490 shares at cost, respectively	(844,906)	(844,526)
Total Iconix Brand Group, Inc. Stockholders’ Deficit	(275,580)	(275,470)
Non-Controlling Interest	28,199	26,604
Total Stockholders’ Deficit	(247,381)	(248,866)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Deficit	$401,382	$412,736

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except earnings per share data)

	For the Three Months Ended March 31,
	2021	2020
Licensing revenue	$23,634	$27,951
Selling, general and administrative expenses	13,094	17,150
Depreciation and amortization	298	273
Equity (earnings) loss on joint ventures	(72)	1,645
Gain on sale of trademarks	(14,959)	—
Trademark impairment	—	13,733
Operating income (loss)	25,273	(4,850)
Other expenses (income):
Interest expense	14,655	17,056
Interest income	—	(40)
Other loss (income), net	2,777	(795)
Foreign currency translation gain	(1,359)	(65)
Other expenses – net	16,073	16,156
Income (loss) before income taxes	9,200	(21,006)
Provision (Benefit) for income taxes	2,261	(5)
Net income (loss)	6,939	(21,001)
Less: Net income attributable to non-controlling interest	2,751	825
Net income (loss) attributable to Iconix Brand Group, Inc.	$4,188	$(21,826)

Earnings (loss) per share:
Basic	$0.30	$(1.89)
Diluted	$0.26	$(1.89)
Weighted average number of common shares outstanding:
Basic	13,805	11,772
Diluted	31,628	11,772

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$6,939	$(21,001)
Other comprehensive loss:
Foreign currency translation loss	(6,457)	(2,369)
Total other comprehensive loss	(6,457)	(2,369)
Comprehensive income (loss)	$482	$(23,370)
Less: comprehensive income attributable to non-controlling interest	2,751	825
Comprehensive loss attributable to Iconix Brand Group, Inc.	$(2,269)	$(24,195)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Beginning balance (shares)	16,650	15,138
Shares issued on vesting of restricted stock	492	196
Shares issued as payment of interest on 5.75% Convertible Notes	998	—
Common Stock (shares)	18,140	15,334

Beginning balance (amount)	$17	$16
Shares issued as payment of interest on 5.75% Convertible Notes	1	—
Common Stock (amount)	$18	$16
Beginning balance	1,049,104	1,045,307
Shares issued as payment of interest on 5.75% Convertible Notes	2,714	—
Change in redemption value of redeemable non-controlling interest	(222)	(394)
Sale of 10% of Danskin China Equity	1,772	—
Purchase of 25% of US Pony Holdings Equity	(1,866)	—
Equity compensation expense	140	172
Additional Paid-In Capital	$1,051,642	$1,045,085
Beginning balance	(437,440)	(429,117)
Net income (loss)	4,188	(21,826)
Accumulated Losses	$(433,252)	$(450,943)
Beginning balance	(42,625)	(54,643)
Foreign currency translation	(6,457)	(2,369)
Accumulated Other Comprehensive Loss	$(49,082)	$(57,012)
Beginning balance	(844,526)	(844,442)
Shares repurchased on vesting of restricted stock	(380)	(65)
Treasury Stock	$(844,906)	$(844,507)
Beginning balance	26,604	26,521
Sale of 10% of Danskin China Equity	28	—
Purchase of 25% of US Pony Holdings Equity	(134)	—
Net income	1,718	3,333
Distributions to joint ventures	(17)	(1,183)
Non-Controlling Interest	$28,199	$28,671
Total Stockholders' Deficit	$(247,381)	$(278,690)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$6,939	$(21,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	298	273
Amortization of deferred financing costs and debt discount	1,512	2,462
Interest expense on 5.75% Convertible Notes paid in shares	679	—
Stock-based compensation expense	140	172
Provision for doubtful accounts	(2,082)	2,392
Periodic lease cost	574	565
(Earnings) loss on equity investments in joint ventures	(72)	1,645
Contract asset impairment	149	468
Trademark impairment	—	13,733
Mark to market adjustment on convertible note	2,776	(792)
Gain on sale of trademarks and other investments	(14,959)	—
Deferred income tax expense	546	95
(Gain) Loss on foreign currency translation	(1,359)	(65)
Changes in operating assets and liabilities:
Accounts receivable	9,153	(3,484)
Other assets – current	(30)	3,041
Other assets	686	(905)
Deferred revenue	216	602
Accounts payable and accrued expenses	(2,152)	(4,783)
Other liabilities	5,024	3,723
Net cash provided by (used in) operating activities	8,038	(1,859)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(99)	(113)
Acquisition of trademarks and other investments	(59)	(2,232)
Issuance of loan to equity investee	—	(2,750)
Proceeds from sale of trademarks and investments	16,000	—
Net cash provided by (used in) investing activities	15,842	(5,095)
Cash flows used in financing activities:
Payment of long-term debt	(18,961)	(12,400)
Proceeds from sale of 10% of Danskin China equity	1,800	—
Acquisition of 25% of US Pony Holdings equity	(2,000)	—
Distributions to non-controlling interests	(17)	(1,183)
Distributions to redeemable non-controlling interests	(1,056)	(1,003)
Cost of shares repurchased on vesting of restricted stock	(380)	(66)
Net cash used in financing activities	(20,614)	(14,652)
Effect of exchange rate changes on cash and restricted cash	(93)	(364)
Net increase (decrease) in cash and cash equivalents, and restricted cash	3,173	(21,970)
Cash, cash equivalents, and restricted cash, beginning of period	59,177	71,411
Cash, cash equivalents, and restricted cash, end of period	$62,350	$49,441

Supplemental disclosure of cash flow information:

	For the Three Months Ended March 31,
	2021	2020
Cash paid during the period:
Income taxes (net of refunds received)	$1,197	$1,996
Interest	$6,113	$11,712
Non-cash investing and financing activities:
Non-cash additions to operating lease assets	$50	$—
Shares issued for payment of interest on 5.75% Convertible Notes	$2,035	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

(dollars in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company,” “we,” “us,” or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Correction of an Immaterial Error

During the first quarter of FY 2021, the Company determined certain equity transactions were incorrectly recorded by the Company in the second and fourth quarters of FY2020 in the Company’s consolidated financial statements and has been corrected in the consolidated financial statements included in this Form 10-Q. Management evaluated the materiality of these errors from a quantitative and qualitative perspective and concluded that the adjustments related to these transactions individually and in aggregate were not material to any of the Company’s previously issued consolidated financial statements and disclosures.  However, the impact of the out-of-period adjustments were material to the consolidated financial statements for the three months ended March 31, 2021. Accordingly, no amendments to previously filed reports are deemed necessary. A summary of the effects of these revisions for FY 2020 and quarterly consolidated financial statements are presented below. The information in the tables below represent the statements of operations, balance sheets, and statements of cash flows line items affected by the revisions. The financial information included in the accompanying consolidated financial statements and notes thereto reflect the effects of the corrections and other adjustments described in the preceding discussion and following tables.

Revised Consolidated Statement of Operations (in thousands,
except earnings per share data)	For the Twelve Months Ended December 31, 2020
	As Reported	Adjustment	As Revised
Selling, general and administrative expenses	$59,398	$278	$59,676
Gain on Sale of Investment	(1,600)	1,600	—
Operating Income	67,601	(1,878)	65,723
Net Loss	(2,976)	(1,878)	(4,854)
Net Loss per share - basic and diluted	(0.60)	$(0.15)	$(0.75)

Revised Consolidated Balance Sheet (in thousands)	December 31, 2020
	As Reported	Adjustments	As Revised
Accounts payable and accrued expenses	$29,847	$278	30,125
Additional Paid-in Capital	1,047,504	1,600	1,049,104
Accumulated Losses	(435,562)	(1,878)	(437,440)

Revised Consolidated Statement of Cash Flows (in thousands)	For the Twelve Months Ended December 31, 2020
	As Reported	Adjustment	As Revised
Net cash used in investing activities	$77,141	$(1,600)	75,541
Net cash used in financing activities	(110,339)	1,600	(108,739)

Revised Consolidated Statement of Operations (in thousands,
except earnings per share data)	For the Three Months Ended June 30, 2020
	As Reported	Adjustment	As Revised
Gain on Sale of Investment	$(1,600)	$1,600	—
Operating Income	3,765	(1,600)	2,165
Net Loss	(15,464)	(1,600)	(17,064)
Net Loss per share - basic and diluted	$(1.44)	$(0.13)	$(1.58)

Revised Consolidated Statement of Operations (in thousands,
except earnings per share data)	For the Six Months Ended June 30, 2020
	As Reported	Adjustment	As Revised
Gain on Sale of Investment	$(1,600)	$1,600	$—
Operating Income	(1,087)	(1,600)	(2,687)
Net Loss	(36,466)	(1,600)	(38,066)
Net Loss per share - basic and diluted	$(3.33)	$(0.14)	$(3.47)

Revised Consolidated Balance Sheet (in thousands)	June 30, 2020
	As Reported	Adjustments	As Revised
Additional Paid-in Capital	$1,045,408	$1,600	1,047,008
Accumulated Losses	(468,162)	(1,600)	(469,762)

Revised Consolidated Statement of Cash Flows (in thousands)	For the Six Months Ended June 30, 2020
	As Reported	Adjustment	As Revised
Net cash used in investing activities	$(1,008)	$(1,600)	(2,608)
Net cash used in financing activities	(27,291)	1,600	(25,691)

Revised Consolidated Statement of Operations (in thousands,
except earnings per share data)	For the Nine Months Ended September 30, 2020
	As Reported	Adjustment	As Revised
Gain on Sale of Investment	(1,600)	1,600	—
Operating Income	65,263	(1,600)	63,663
Net Loss	10,263	(1,600)	8,663
Earnings (loss) per share - basic	$0.54	$(0.13)	$0.41
Earnings (loss) per share - diluted	$0.37	$(0.05)	$0.32

Revised Consolidated Balance Sheet (in thousands)	September 30, 2020
	As Reported	Adjustments	As Revised
Additional Paid-in Capital	$1,047,167	$1,600	1,048,767
Accumulated Losses	(422,436)	(1,600)	(424,036)

Revised Consolidated Statement of Cash Flows (in thousands)	For the Nine Months Ended September 30, 2020
	As Reported	Adjustment	As Revised
Net cash used in investing activities	$77,317	$(1,600)	75,717
Net cash used in financing activities	(85,116)	1,600	(83,516)

Reclassifications

Certain reclassifications, which were immaterial, have been made to conform prior year data to the current presentation.

Liquidity

These condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities, in each case, in the ordinary course of business consistent with the Company’s prior periods.  The Company has experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $433.3 million as of March 31, 2021. Net losses incurred for the years ended December 31, 2020 and 2019 amounted to approximately $4.9 million and $99.9 million, respectively. The Company has generated positive cash flows from operations in recent periods and has managed its cost structure, its relationships with licensees and sold non-strategic assets to mitigate the adverse impact of the COVID-19 pandemic on its operating results, liquidity and financial condition. The Company does not expect the occurrence of any payment defaults on its outstanding debt facilities in the next twelve months, and otherwise expects to generate sufficient cash to meet its operating cash flow needs and maintain compliance with the financial covenants set forth in its various debt facilities during such period. Management believes the Company will be able to exist as a going concern for the next twelve months.

The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary, should the Company not continue as a going concern.

For additional information, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

COVID-19 Pandemic

The spread of the novel coronavirus or COVID-19 (“COVID-19”) during the first quarter of 2020 and its continued spread into 2021, has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic is an ongoing phenomenon with uncertain scale and has had severe global macroeconomic and financial market impacts. and had a material adverse effect on our results of operations and liquidity. Continued material disruptions on discretionary spending and consumer demand could further negatively affect our licenses and impact our financial position, results of operations and cash flows.  Certain of our licensees have been and may continue to be adversely impacted by the pandemic due to manufacturing facility closures, store closures, impacts to their distribution networks and a general decrease in customer traffic.  We have, in many cases, suspended or deferred capital expenditures. We continue to take steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses, and our completed sales of certain of our brands. We have also taken certain precautions to provide a safe work environment for our employees. We continue to evaluate further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

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

The following table presents our revenues disaggregated by license type:

	For the Three Months Ended March 31,
	2021	2020
Licensing revenue by license type:
Direct-to-retail license	$3,556	$7,808
Wholesale licenses	19,589	19,879
Other licenses	489	264
	$23,634	$27,951

The following table represents our revenues disaggregated by geography:

	For the Three Months Ended March 31,
	2021	2020
Total licensing revenue by geographic region:
United States	$12,190	$16,634
Other (1)	11,444	11,317
	$23,634	$27,951

(1)	No single country outside of the United States represented 10% or more of the Company’s revenues in the periods presented.

Remaining Performance Obligation

We enter into long-term license agreements with our licensees across all operating segments.  Revenues are recognized on a straight-line basis consistent with the nature, timing and extent of our services, which primarily relate to the ongoing brand management and maintenance of the intellectual property.  As of April 1, 2021, the Company and its joint ventures had a contractual right to receive over $380.4 million of aggregate minimum licensing revenue over the balance and the terms of their current licenses, excluding any renewals.

As of March 31, 2021, future minimum license revenue to be recognized under our existing licenses is as follows: $46.7 million, $63.3 million, $60.3 million, $52.0 million, $41.9 million and $116.2 million for the remainder of FY 2021, FY 2022, FY 2023, FY 2024, FY 2025 and thereafter, respectively.

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

Contract Asset

We record contract assets when revenue is recognized in advance of cash payment being due from our licensees.  As of March 31, 2021, current and long-term contract assets were $14.1 million and $9.7 million, respectively. Our current and long- term contract assets as of December 31, 2020, were $13.8 million and $11.4 million, respectively.  For the Current Quarter, the Company incurred an impairment loss of its contract assets of $0.1 million as a result of certain contract modifications as compared to $0.5 million for the three months ended March 31, 2020 (“Prior Year Quarter”).

Deferred Revenue

We record deferred revenue when cash payment is received or due in advance of our performance, including amounts which are refundable.  Advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s condensed consolidated balance sheet in deferred revenue at the time the payment is received.  The decrease in deferred revenues as of March 31, 2021 as compared to December 31, 2020 is primarily driven by $2.7 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period partly offset by cash payments received or due in advance of satisfying our performance obligations.

3. Goodwill and Trademarks and Other Intangibles, net

Goodwill

There were no changes and no impairment of the Company’s goodwill during the Current Three Months or in the Prior Year Three Months. The annual evaluation of the Company’s goodwill, by segment, is typically performed as of October 1, the beginning of the Company’s fourth fiscal quarter or as deemed necessary due to the identification of a triggering event.  In accordance with ASC 350, in the First Quarter of 2021, the Company did not note any triggering events requiring the reassessment of the fair value of its goodwill of its International reporting unit.

Trademarks and Other Intangibles, net

Trademarks and other intangibles, net, consist of the following:

		March 31, 2021		December 31, 2020
	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived trademarks	Indefinite	$242,396	$—	$246,786	$—
Definite-lived trademarks	10-15	8,958	8,958	8,958	8,958
Licensing contracts	1-9	978	978	978	978
		$252,332	$9,936	$256,722	$9,936
Trademarks and other intangibles, net			$242,396		$246,786

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

In accordance with ASC 350, The Company did not note any triggering events requiring a reassessment of the fair value of its indefinite-lived trademarks and recorded zero impairment charges during the Current Quarter. Considering the impact of the COVID-19 pandemic, the Company reassessed the fair values of its indefinite-lived trademarks on current and future cash flows during 2020 and recorded impairment charges of $13.7 million primarily for the Rampage, Joe Boxer, Waverly, Fieldcrest and Umbro indefinite-lived trademarks during the Prior Year Quarter.

In March 2021, the Company completed its previously announced sale of Lee Cooper China for $16.0 million in gross proceeds. The Lee Cooper China sale included the sale of the Lee Cooper trademark in the People’s Republic of China, Hong Kong, Taiwan and Macau. The Company received approximately $15.9 million in net proceeds from the sale of Lee Cooper China and recorded a $15.0 million gain within operating income. Costs of $0.1 million directly associated with the sale primarily consisted of broker’s commission. The cost basis of Lee Cooper China was $0.9 million.

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

4. Joint Ventures and Investments

Joint Ventures

As of March 31, 2021, the following joint ventures are consolidated with the Company:

Entity Name	Date of Original Formation / Investment	Iconix's Ownership % as of March 31, 2021	Joint Venture Partner	Put / Call Options, as applicable (2)
Lee Cooper China (6) Limited	June 2018	0% (6)	POS Lee Cooper HK Co. Ltd.	—
Starter China Limited	March 2018	0% (4)	Photosynthesis Holdings Co. Ltd.	—
Danskin China Limited	October 2016	80% (5)	Li-Ning (China) Sports Goods Co. Ltd.	—
Umbro China Limited	July 2016	0% (3)	Hong Kong MH Umbro International Co. Ltd.	—
US Pony Holdings, LLC	February 2015	100% (7)	Anthony L&S Athletics, LLC	—
Iconix MENA Ltd. (1)	December 2014	55%	Global Brands Group Asia Limited	Put / Call Options
Iconix Israel, LLC (1)	November 2013	50%	MGS	—
Iconix Europe LLC (1)	December 2009	51%	Global Brands Group Asia Limited	Put / Call Options
Iconix Australia (1)	September 2013	55%	Pac Brands USA, Inc.	Put / Call Options
Diamond Icon (1)	March 2013	51%	Albion Agencies Ltd.	—
Buffalo brand joint venture (1)	February 2013	51%	Buffalo International	—
Icon Modern Amusement, LLC (1)	December 2012	51%	Dirty Bird Productions	—
Hardy Way, LLC	May 2009	85%	Donald Edward Hardy	—

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

(2)

A six-month put option window for Iconix MENA Ltd. and for Iconix Europe LLC will both commence on July 1, 2022. A put option for Iconix Australia period commences any time after December 31, 2022 and before June 1, 2023. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for material terms of the put/call options associated with certain of the Company’s joint ventures.

(3)

The Company completed the sale of Umbro China in July 2020. As a result of this transaction, the Company recognized a gain of $59.6 million, which has been recorded within Operating Income in the Company’s condensed consolidated statement of operations in FY 2020.

(4)

The Company completed the sale of Starter China in September, 2020. As a result of this transaction, the Company recognized a gain of $14.5 million, which has been recorded within Operating Income in the Company’s condensed consolidated statement of operations in FY 2020.

(5)

On June 30, 2020, the Company sold a 10% interest in Danskin China Ltd. to Li Ning Sports (Hong Kong) Company Ltd. for $1.6 million. In March 2021, the Company sold an additional 10% interest in Danskin China Ltd. to Li Ning Sports (Hong Kong) Company Ltd. for $1.8 million.

(6)          As described above, the Company completed the sale of Lee Cooper China in February of 2021. As a result of this transaction, the Company recognized a gain of $15.0 million, which has been recorded within Operating Income in the Company’s condensed consolidated statement of operations in the Current Quarter.

(7)      In March of 2021, the Company acquired the remaining 25% interest in US Pony Holdings, LLC, resulting in 100% ownership of the rights to the Pony / Product of New York brand.

Investments

Equity Method Investments

Entity Name	Date of Original Formation / Investment	Partner	Put / Call Options, as applicable
Iconix India joint venture	June 2012	Reliance Brands Ltd.	—
Iconix SE Asia, Ltd. (1)	October 2013	Global Brands Group Asia Limited	Put / Call Options (2)
MG Icon (1)	March 2010	Purim LLC	—

(1)

A six-month put option window for Iconix SE Asia, Ltd commences on July 1, 2022. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for material terms of the put/call options associated with this joint venture.

Additionally, through its ownership of Iconix China Holdings Limited, the Company has equity interests in the following private companies, which are accounted for as equity method investments:

		Ownership by	Carrying Value of Investment as of
Brands Placed	Partner	Iconix China	March 31, 2021	December 31, 2020
Candie’s	Candies Shanghai Fashion Co. Ltd. (1)	20%	$—	$—
Marc Ecko	Shanghai MuXiang Apparel & Accessory Co. Limited (2)	0%	—	—
Ecko Unltd	Ai Xi Enterprise (Shanghai) Co. Limited	20%	1,296	1,341
			$1,296	$1,341

(1)

As a result of recent losses, primarily due to the effect of COVID-19 on the retail industry, the Company determined that the losses were other than temporary and determined that the fair value of its investment was de minimis. Accordingly, the Company recorded an impairment charge of $9.8 million during FY 2020.

(2)

In August 2020, the Company rescinded the trademark rights for the Ecko/Marc Ecko brand in exchange for its equity interest in the joint venture and recorded an impairment charge of $9.7 million in the third quarter of 2020.

5. Gains on Sale of Trademarks, Net

The following table details transactions compromising gains on sale of trademarks, in the condensed consolidated statement of operations:

	For the Three Months Ended March 31,
	2021	2020
Gain on Sale of Lee Cooper trademark in Iconix China (1)	14,959	—
Net gains on sale of trademarks	$14,959	$—

(1)           On March 23, 2021, the Company completed its previously announced sale of Lee Cooper China for net proceeds of $15.9             million. The Lee Cooper China Sale includes the sale of the Lee Cooper brand in the People’s Republic of China, Hong Kong, Taiwan and Macau (refer to Note 3).

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

Financial Instruments

As of March 31, 2021, and December 31, 2020, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivable and notes payable from and to our joint venture partners approximate their carrying values. The fair value of certain other equity investments are not carried at fair value is not readily determinable, and it is not practical to obtain the information needed to determine the value. The Company recorded a $19.6 million impairment charge to other equity investments during FY 2020. The charge primarily relates to a decline in fair value of the Company’s investment in its Ecko/Mark Ecko Joint venture in China and the Company’s interest in its Candies China joint venture (refer to Note 4).

The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level Two inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1), (2)	$549,728	$427,482	$564,401	$442,751

(1)	Carrying amounts include aggregate unamortized debt discount and debt issuance costs.
(2)	Includes the 5.75% Convertible Notes accounted for under the fair value option. Refer to Note 7.

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC 350- “Intangibles- Goodwill and Other” (“ASC 350”). Further, in accordance with ASC 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC 360- “Property, Plant and Equipment” (“ASC 360”), as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks.  The Company recorded impairment charges on certain indefinite-lived trademarks during FY 2020. Refer to Note 3 for further information. The Company recorded asset impairment charges of 0.1 million in FY 2020, related to the consolidation and partial sublease of its New York office space.

7. Fair Value Option

The Company accounts for its 5.75% Convertible Notes under the fair value option.  The fair value carrying amount of the 5.75% Convertible Notes as of March 31, 2021 and December 31, 2020 is $53.6 million and $50.9 million, respectively, as compared to the contractual principal outstanding balance which is $94.4 million and $94.4 million as of March 31, 2021 and December 31, 2020, respectively. The changes of $2.8 million and $(0.8) million in the fair value of the 5.75% Convertible Notes accounted for under the fair value option are included in the Company’s condensed consolidated statement of operations for the Current Quarter and Prior Year Quarter, respectively, within Other Income.

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

The significant inputs to the valuation of the 5.75% Convertible Notes at fair value are Level 2 inputs as they are based on the quoted prices of the notes.

8. Debt Arrangements

The Company’s debt obligations consist of the following:

	March 31, 2021	December 31, 2020
Senior Secured Notes	$315,566	$317,856
Variable Funding Note, net of original issue discount	100,000	100,000
Senior Secured Term Loan, net of original issue discount	79,492	94,755
5.75% Convertible Notes (1)	53,644	50,868
Payroll Protection Program Loan	1,307	1,307
Unamortized debt issuance costs	(281)	(385)
Total debt	549,728	564,401
Less current maturities	31,510	28,433
Total long-term debt	$518,218	$535,968

(1)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020.  The actual principal outstanding balance of the 5.75% Convertible Notes is $94.4 million as of each of March 31, 2021 and December 31, 2020.

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

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allowed for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent.  The Variable Funding Notes are governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Securitization Notes Indenture. Interest on the Variable Funding Notes is payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, each as defined in the Variable Funding Note Purchase Agreement.  In February 2015, the Company fully drew down the $100.0 million of available funding under the Variable Funding Notes, which remains outstanding as of March 31, 2021.

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

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Securitization Notes Supplemental Indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitization Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As of March 31, 2021, the Company is in compliance with all covenants under the Securitization Notes.

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

As of March 31, 2021 and December 31, 2020, the total outstanding principal balance of the Securitization Notes was $415.6 million and $417.9 million, respectively, of which $11.0 million and $8.4 million, respectively, is included in the current portion of long-term debt on the consolidated balance sheet. As of March 31, 2021 and December 31, 2020, $13.3 million and $8.5 million, respectively, is included in restricted cash on the consolidated balance sheet and represent short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

For the Current Quarter and Prior Year Quarter, interest expense relating to the Securitization Notes was approximately $4.3 million and $4.6 million, respectively. For the Current Quarter and Prior Year Quarter long-term accrued interest expense related to the Securitization Notes was $5.7 million and $4.3 million, respectively. As of March 31, 2021 and December 31, 2020, long-term accrued interest related to the Securitization Notes was $27.4 million and $21.7 million, respectively. For the Current Quarter and Prior Year Quarter, the Company recorded an expense for the amortization of original issue discount and deferred financing costs relating to the Securitization Notes of zero and $1.1 million, respectively. The effective interest rate on such notes is 3.7%, as of March 31, 2021.

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

As a result of the Lee Cooper China Sale, the Company made a principal repayment of $11.9 million on the Senior Secured Term Loan in the Current Quarter. As of March 31, 2021 and December 31, 2020, the outstanding principal balance of the Senior Secured Term Loan was $79.5 million (which is net of $3.7 million of original issue discount) and $94.8 million (which is net of $5.1 million of original issue discount), respectively, of which $19.3 million and $19.3 million is recorded in the current portion of long term debt on the Company’s consolidated balance sheet, respectively.

The Company recorded interest expense of approximately $1.8 million relating to the Senior Secured Term Loan in the Current Quarter as compared to $4.0 million in the Prior Year Quarter.

The Company recorded an expense for the amortization of original issue discount and deferred financing fees of approximately $1.5 million and $1.4 million relating to the Senior Secured Term Loan, included in interest expense on the consolidated statement of operations, during the Current Quarter and the Prior Year Quarter respectively.

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

During the Current Quarter, noteholders have not converted any of the aggregate outstanding principal balance, of their 5.75% Convertible Notes into shares of the Company’s common stock.

The Company has elected to account for the 5.75% Convertible Notes based on the Fair Value Option accounting as outlined in ASC 825.  Refer to Note 7 for further details.  As of March 31, 2021 and December 31, 2020, while the debt balance recorded at fair value on the Company’s consolidated balance sheet is $53.6 million and $50.9 million, respectively, the actual outstanding principal balance of the 5.75% Convertible Notes is $94.4 million and $94.4 million, respectively.

The Company recorded interest expense of approximately $1.3 million relating to the 5.75% Convertible Notes in the Current Quarter as compared to $1.4 million in the Prior Year Quarter. During the Current Quarter, the Company issued approximately 1.0 million common shares to noteholders in lieu of $2.7 million of cash interest due on February 15, 2021.

Debt Maturities

As of March 31, 2021, the Company’s debt maturities on a calendar year basis are as follows:

	Total	April 1 through December 31, 2021	2022	2023	2024	2025	Thereafter
Senior Secured Notes (1)	$315,566	$—	$—	$—	$—	$—	$315,566
Variable Funding Notes	$100,000	8,902	6,103	6,103	6,103	6,103	66,686
Senior Secured Term Loan (2)	$79,492	14,463	65,029	—	—	—	—
5.75% Convertible Notes (3)	$53,644	—	—	53,644		—	—
Payroll Protection Program Loan	$1,307	784	523	—	—	—	—
Total	$550,009	$24,149	$71,655	$59,747	$6,103	$6,103	$382,252

(1)          The legal final maturity of the Securitization Notes is in January of 2043. As the Company did not repay or refinance the Securitization Notes prior to the anticipated repayment date, beginning January 2020, the Company is no longer required to make previously designated contractual principal payments. Future principal payments will be formulaically based on a percentage of receipts of royalty revenue, and as such are subject market factors outside of the Company’s control. There can be no assurance that all or any future principal payments projected for the Senior Secured Notes will be made in accordance with the projections provided.

(2)

Reflects the net debt carrying amount, effected by the outstanding balance of the original issue discount, in the condensed consolidated balance sheet as of March 31, 2021.  The actual principal outstanding balance of the Senior Secured Term Loan is $83.2 million as of March 31, 2021.

(3)

Reflects the debt carrying amount which is accounted for under the Fair Value Option in the condensed consolidated balance sheet as of March 31, 2021.  The actual principal outstanding balance of the 5.75% Convertible Notes is $94.4 million as of March 31, 2021.

9. Stockholders’ Equity

2016 Omnibus Incentive Plan

On November 4, 2016, the Company’s stockholders approved the Company’s 2016 Omnibus Incentive Plan (“2016 Plan”).  The 2016 Plan replaced and superseded the Amended and Restated 2009 Plan.  Under the 2016 Plan, all employees, directors, officers, consultants and advisors of the Company, including those of the Company’s subsidiaries, are eligible to be granted common stock, options or other stock-based awards.  At inception, there were 0.21 million shares of the Company’s common stock available for issuance under the 2016 Plan.  The 2016 Plan was amended at the 2017 Annual Meeting of Stockholders to increase the number of shares available under the plan by 0.19 million shares.

Shares Reserved for Issuance

As of March 31, 2021, there were approximately 0.3 million common shares available for issuance under the 2016 Plan.

Shares Issued on Payment of Interest of 5.75% Convertible Notes

On August 15, 2020, The Company settled a portion of its interest obligation on its 5.75% Convertible Notes by issuing approximately 1.3 million shares for $1.4 million and paid the remaining balance in cash for approximately $1.3 million. On February 15, 2021, the Company settled its February 2021 interest obligation on its 5.75% Convertible Notes in shares of its common stock by issuing approximately 1.0 million shares for approximately $2.7 million.

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

The following table summarizes information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2021	130,512	$1.90
Granted	—	—
Vested	(79,132)	2.01
Forfeited/Canceled	—	—
Non-vested, March 31, 2021	51,380	$1.93

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

Compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) for the Current Quarter and Prior Year Quarter was less than $0.1 million and $0.1 million, respectively.

An additional amount of $0.1 million of expense of compensation expense related to restricted stock grants (inclusive of the restricted stock grants awarded as part of the long-term incentive plans discussed below) is expected to be expensed over a period of approximately twelve months.

For the Current Quarter and Prior Year Quarter, the Company repurchased 0.2 million shares and less than 0.1 million shares respectively, with a valued of $0.3 million less than $0.1 million, respectively, of its common stock in connection with net share settlement of restricted stock grants.

The Company has also awarded cash settled restricted stock units to eligible employees. The fair value of these awards is liability classified because the awards are payable in cash. As of March 31, 2021 and December 31, 2020, there was approximately $0.7 million and $0.3 million, respectively, of liability classified restricted stock units included in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.

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

Compensation expense related to the retention stock awards was less than $0.1 million for both the Current Quarter and Prior Year Quarter, respectively. An additional amount of $0.1 million of compensation expense related to Mr. Galvin’s retention stock awards is expected to be expensed over a period of approximately nine months.

Long-Term Incentive Compensation

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

On March 15, 2018, the Company approved a new grant for long-term incentive compensation (the “2018 LTIP”) for certain employees, which consisted of (i) PSU equity awards in the aggregate amount of approximately 0.2 million shares at a weighted average share price of $13.80 with a then current value of $3.1 million and (ii) cash awards in the aggregate amount of approximately $3.1 million (the “2018 Cash Grant”).  The Cash Grants comprising the 2018 LTIP vest in 48 equal semi-monthly installments on the 15th and last days of each month, beginning March 31, 2018 and ending March 15, 2020, subject in each case to continued employment through the applicable vesting date.  Each installment is paid within 15 days of the applicable vesting date.  Upon the end of an employee’s employment with the Company, any remaining unpaid portion of the 2018 Cash Grant is forfeited.  The PSUs vest based on performance metrics approved by the Compensation Committee over three separate performance periods, commencing on January 1 of each of 2018, 2019 and 2020 and ending on December 31 of each of 2018, 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted operating income performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date. None of the 2018 LTIP PSUs vested.

On March 15, 2019, the Company approved a new grant for long-term incentive compensation (the “2019 LTIP”) for certain employees, which consisted of (i) PSU equity awards in the aggregate amount of approximately 0.4 million shares at a weighted average share price of $2.02 with a then current value of $0.8 million and (ii) cash awards in the aggregate amount of approximately $1.0 million (the “2019 Cash Grant”).  As part of the 2019 LTIP, pursuant to his employment agreement, the Company’s Chief Executive Officer and President was granted 0.3 million shares of the Company’s common stock with an aggregate fair market value of $0.3 million upon final execution of the RSU agreement in April 2019.  The 2019 Cash Grant and the PSUs vest based on performance metrics approved by the Compensation Committee over two separate performance periods, commencing on January 1 of each of 2019 and 2020 and ending on December 31 of each of 2019 and 2020, which, for each such performance period, are based on the Company’s achievement of an aggregated adjusted EBITDA performance target to be set by the Compensation Committee prior to March 30 of each applicable performance period, and continued employment through the settlement date. For the Current Quarter, less than 0.1 million shares were forfeited in respect of the 2019 LTIP. In the Current Quarter approximately 0.2 million 2019 LTIP PSUs vested.

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards and stock options, approximately 0.1 million shares were anti-dilutive, as compared to approximately 0.4 million shares that were anti-dilutive for the Prior Year Quarter.

For the Current Quarter, 0.2 million of the performance related restricted stock-based awards issued to the Company’s named executive officers were anti-dilutive as compared to 0.4 million of the performance related restricted stock-based awards issued to the Company’s named executive officers that were anti-dilutive in the Prior Year Quarter.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Basic	13,805	11,772
Effect of convertible notes subject to conversion	17,664	—
Effect of assumed vesting of dilutive shares	159	—
Diluted	31,628	11,772

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

	For the Three Months Ended March 31,
	2021	2020
For earnings (loss) per share - basic:
Net income (loss) attributable to Iconix Brand Group, Inc.	$4,188	$(21,826)
Accretion of redeemable non-controlling interest	—	(394)
Net income (loss) attributable to Iconix Brand Group, Inc. after the effect of accretion of redeemable non-controlling interest for basic earnings (loss) per share	$4,188	$(22,220)
For earnings (loss) per share - diluted:
Net income (loss) attributable to Iconix Brand Group, Inc.	$4,188	$(21,826)
Effect of potential conversion of 5.75% Convertible Notes	4,078	—
Accretion of redeemable non-controlling interest	—	(394)
Net income (loss) attributable to Iconix Brand Group, Inc. after the effect of potential conversion of 5.75% Convertible Notes for diluted earnings (loss) per share	$8,266	$(22,220)

Earnings (loss) per share:
Basic	$0.30	$(1.89)
Diluted	$0.26	$(1.89)
Weighted average number of common shares outstanding:
Basic	13,805	11,772
Diluted	31,628	11,772

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

12. Related Party Transactions

The Company has entered into certain license agreements in which the core licensee is also one of our joint venture partners. For the Current Quarter and Prior Year Quarter, the Company recognized the following royalty revenue amounts:

	For the Three Months Ended March 31,
Joint Venture Partner	2021	2020
M.G.S. Sports Trading Limited	69	107
Pac Brands USA, Inc.	74	80
Albion Equity Partners LLC / GL Damek	721	587
Li Ning	201	—
Sports Direct International plc	197	197
	$1,262	$971

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

The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal income tax purposes, during FY 2020, the Internal Revenue Service initiated an audit of the Company’s 2018 federal tax returns. The audit is currently ongoing. The Company also files returns in numerous foreign jurisdictions that have varied years remaining open for examination, but generally the statute of limitations is three to four years from when the return is filed.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the recorded deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these items and the consecutive years of pretax losses (resulting from impairment), management determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance for all taxing jurisdictions, with the exception of Canada.  In addition, the Company continues to have deferred tax liabilities related to indefinite lived intangibles on the condensed consolidated balance sheets, a portion of which cannot be considered to be a source of taxable income to fully offset deferred tax assets.

The Company’s consolidated effective tax rate for the Current Quarter was 24.6% which resulted in a $2.3 million income tax expense as compared to the consolidated effective tax rate for the Prior Year Quarter of 0.0% which resulted in a $0.0 million income tax benefit.  The increase in tax expense for the Current Quarter resulted from an increase in foreign taxes for the Current Quarter and a tax benefit in the Prior Year Quarter for the CARES Act.

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

14. Accumulated Other Comprehensive Income

The following table sets forth the activity in accumulated other comprehensive income for the Current Quarter and Prior Year Quarter:

	For the Three Months Ended March 31,
Accumulated Other Comprehensive Loss	2021	2020
Beginning Balance	$(42,625)	$(54,643)
Foreign currency translation loss	(6,457)	(2,369)
Current period other comprehensive loss	(6,457)	(2,369)
Balance at March 31,	$(49,082)	$(57,012)

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

Reportable data for the Company’s operating segments is as follows:

	For the Three Months Ended March 31,
	2021	2020
Licensing revenue:
Women's	$3,806	$6,478
Men's	5,612	6,757
Home	2,466	3,162
International	11,750	11,554
	$23,634	$27,951
Operating income (loss):
Women's	$3,772	$(1,143)
Men's	4,812	3,807
Home	1,829	(811)
International	7,780	1,841
Corporate	7,080	(8,544)
	$25,273	$(4,850)

16. Other Assets - Current and Long-Term

Other Assets - Current

	March 31, 2021	December 31, 2020
Other assets - current consisted of the following:
Prepaid advertising	101	209
Prepaid expenses	461	678
Prepaid income taxes	269	457
Prepaid insurance	282	372
Due from related parties	87	86
Other prepaid taxes	480	474
Other current assets	$1,680	$2,276

	March 31, 2021	December 31, 2020
Other noncurrent assets consisted of the following:
Prepaid interest	$4,299	$4,322
Deposits	359	357
Other noncurrent assets	1,068	1,117
Other noncurrent assets	$5,726	$5,796

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

For the Current Quarter, components of lease cost were as follows:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Operating lease cost	$574	$565
Short-term lease cost	219	147
Variable lease cost	67	162
	$860	$874

As of March 31, 2021, the operating lease ROU assets, short-term operating lease liabilities and long-term operating lease liabilities were $4.5 million, $4.3 million and $2.3 million, respectively.

For the Current Quarter and Prior Year Quarter, cash paid for lease liabilities for operating leases was $0.7 million and $0.7 million, respectively.  There were no ROU assets exchanged and no operating lease obligations assumed during the Current Quarter. In the Current Quarter, there were no reductions to ROU assets resulting from reductions to lease obligations. The Company recognized $0.1 million in sublease income during the Current Quarter and $0.1 million in the Prior Year Quarter. Sublease income is presented in operating expenses.

Because we generally do not have access to the rate implicit in the leases, the Company utilizes our incremental borrowing rate as the discount rate.  As of March 31, 2021, the weighted average remaining operating lease term is 3.02 and the weighted average discount rate for the operating leases is 8.41%.

Maturities of lease liabilities under non-cancellable leases as of March 31, 2021 are as follows:

Operating Leases
Remainder of 2021	$2,100
2022	2,200
2023	2,109
2024	1,079
Total undiscounted lease payments	$7,488
Less: Imputed interest	868
Total lease liabilities	$6,620

18. Other Liabilities – Current

As of March 31, 2021, other current liabilities of $2.7 million was primarily related to amounts due to certain joint ventures that are not consolidated with the Company as well as the current portion of the lease liabilities (refer to Note 17 for further details) as compared to $3.9 million as of December 31, 2020.

19. Foreign Currency Translation

The functional currency of Iconix Luxembourg and Red Diamond Holdings, which are wholly owned subsidiaries of the Company located in Luxembourg, is the Euro.  However, the companies have certain dollar denominated assets, in particular cash and notes receivable, that are maintained in U.S. Dollars, which are required to be revalued each quarter. Due to fluctuations in currency in the Current Quarter and the Prior Year Quarter, the Company recorded a $1.4 million currency translation gain and a $0.1 million currency translation gain, respectively, that is included in the condensed consolidated statement of operations.

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income is primarily comprised of net income and foreign currency translation gain or loss. During the Current Quarter and the Prior Year Quarter, the Company recognized as a component of its comprehensive income, a foreign currency translation loss of $6.5 million and foreign currency translation loss of $2.4 million, respectively, due to changes in foreign exchange rates during the Current Quarter and the Prior Year Quarter, respectively.

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

21. Other Matters

During the Current Quarter and  Prior Year Quarter, the Company included in its selling, general and administrative expenses $3.9 million and $3.5 million respectively, of charges primarily related to professional fees associated with the continuing correspondence with the Staff of the SEC, the SEC investigation and the class action derivative litigations.

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

As of March 31, 2021, our brand portfolio includes Candie’s ®, Bongo ®, Joe Boxer ®, Rampage ®, Mudd ®, London Fog ®, Mossimo ®, Ocean Pacific/OP ®, Danskin /Danskin Now ®, Rocawear ®, Artful Dodger ®, Cannon ®, Royal Velvet ®, Fieldcrest ®, Charisma ®, Starter ® , Waverly ®, Ecko Unltd ® /Mark Ecko Cut & Sew ®, Zoo York ®, Umbro ® and Lee Cooper ®; and interests in Material Girl ®, Ed Hardy ®, Truth or Dare ®, Modern Amusement ®, Buffalo ®, Hydraulic ® and Pony ®.

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

Globally, we have over 50 DTR licenses and 420 total licenses.  Licensees are selected based upon our belief that such licensees will be able to produce and sell quality products in the categories and distribution channels of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that we generally require for each brand. This licensing strategy is designed to permit us to operate our licensing business, leverage our core competencies of marketing and brand management with minimal working capital, and generally without inventory, production or distribution costs or risks, and maintain high margins. The majority of our licensing agreements include minimum guaranteed royalty revenue, which provides us with greater visibility into future cash flows.  As of April 1, 2021, we had a contractual right to receive approximately $380.4 million of minimum licensing revenue over the balance and the terms of their current licenses, excluding any renewals.

Our Candie’s and Mudd exclusive DTR license agreement at Kohl’s expired under its terms in January 2021. Our Material Girl license with Macy’s expired on January 31, 2020. We have DTR agreements under various terms with Amazon for Starter and at Costco for the Charisma brands. We are actively seeking to place Candie’s, Mudd, Bongo, OP, Danskin, Mossimo and Material Girl with new or existing licensees. At this time, we are uncertain how the terms and conditions of any potential replacement licensing arrangements could affect our future revenues and cash flows.

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

We have disclosed these reportable segments for the periods shown below.

	For the Three Months Ended March 31,
	2021	2020
Licensing revenue:
Women's	$3,806	$6,478
Men's	5,612	6,757
Home	2,466	3,162
International	11,750	11,554
	$23,634	$27,951
Operating income (loss):
Women's	$3,772	$(1,143)
Men's	4,812	3,807
Home	1,829	(811)
International	7,780	1,841
Corporate	7,080	(8,544)
	$25,273	$(4,850)

COVID-19 Pandemic

The spread of the novel coronavirus or COVID-19 (“COVID-19”) during the first quarter of 2020 and its continued spread into 2021, has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic is an ongoing phenomenon with uncertain scale and has had severe global macroeconomic and financial market impacts. Certain of our licensees have been and may continue to be adversely impacted by the pandemic due to manufacturing facility closures, store closures, impacts to their distribution networks and a general decrease in customer traffic. We are, in many cases, suspending or deferring capital expenditures. We continue to take steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses, and our completed sales of certain of our brands. We have also taking certain precautions to provide a safe work environment for our employees. We continue to evaluate further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

Results of Operations

Current Quarter compared to Prior Year Quarter

Licensing Revenue. Total revenue for the Current Quarter was approximately $23.6 million, a 15% decrease as compared to $28.0 million for the Prior Year Quarter. Revenue from the women’s segment decreased 41% from $6.5 million in the Prior Year Quarter to $3.8 million in the Current Quarter primarily due to decreases in licensing revenue from our Mudd, Candies and Joe Boxer brands partly offset by an increase in revenue from our Danskin brand. Revenue from the men’s segment decreased 17% from $6.8 million in the Prior Year Quarter to $5.6 million in the Current Quarter mainly due to a decrease in licensing revenue from our Buffalo brand. Revenue from the home segment decreased 22% from $3.2 million in the Prior Year Quarter to $2.5 million in the Current Quarter mainly due to a decrease in licensing revenue from our Fieldcrest brand.  The international segment increased 2% from $11.6 million in the Prior Year Quarter to $11.8 million in the Current Quarter mainly due to increased licensing revenue in Europe.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (“SG&A”) were $13.1 million for the Current Quarter as compared to $17.2 million for the Prior Year Quarter, a decrease of $4.1 million or 24%, primarily due to a decrease in bad debt expense. SG&A from the women’s segment decreased from $0.9 million in the Prior Year Quarter to $0.0 million in the Current Quarter. SG&A from the men’s segment decreased from $2.8 million in the Prior Year Quarter to $0.8 million in the Current Quarter. SG&A from the home segment was flat at $0.6 million in the Prior Year Quarter and the Current Quarter, respectively. SG&A from the international segment was $4.5 million in the Prior Year Quarter and $4.0 in the Current Quarter. Corporate SG&A decreased 8% from $8.3 million in the Prior Year Quarter to $7.6 million in the Current Quarter.

Depreciation and Amortization. Depreciation and amortization was $0.3 million for the Current Quarter and the Prior Year Quarter, respectively.

Equity (earnings)loss on joint ventures. Equity earnings on joint ventures was less than $0.1 million for the Current Quarter, compared to a loss of $1.6 million for the Prior Year Quarter inclusive of trademark impairment charges of $1.0 million from our investment in South East Asia.

Gain on Sale of Trademarks and Investment. Gain on Sale of Trademarks and Investment reflects the $15.0 million gain on the sale of 100% of our equity interest in Lee Cooper China Ltd., during the Current Quarter.

Trademarks Impairment.  Trademark Impairment loss for the Current Quarter was zero as compared to $13.7 million in the Prior Year Quarter.  The charge for the Prior Year Quarter was primarily based on the impact of the COVID-19 pandemic on current and estimated future cash flows and their impact on the fair values primarily of the Rampage, Joe Boxer, Waverly, Fieldcrest and Umbro indefinite-lived trademarks.

Operating Income. Total operating income for the Current Quarter was $25.3 million, an increase of $30.1 million as compared to a loss of approximately $4.9 million in the Prior Year Quarter. Excluding trademark impairment and gain on sale of trademark, total operating income was $10.3 million for the Current Quarter or 44% of total revenue as compared to total operating income of $8.9 million in the Prior Year Quarter or 32% of total revenue. Operating income from the women’s segment was $3.8 million in the Current Quarter compared to a loss of $1.1 million in the Prior Year Quarter. Excluding trademark impairment, women’s operating income for the Prior Year Quarter was $5.5 million. Operating income from the men’s operating segment was $4.8 million in the Current Quarter compared to $3.8 million in the Prior Year Quarter. Operating income from the home segment was $1.8 million in the Current Quarter compared to a loss of $0.8 million in the Prior Year Quarter. Excluding trademark impairment, the home segment operating income for the Prior Year Quarter was $2.6 million. Operating income from the international segment was $7.8 million in the Current Quarter compared to $1.8 million in the Prior Year Quarter. Excluding trademark impairment, the international operating income was $6.4 million in the Prior Year Quarter. Corporate operating income was $7.1 million in the Current Quarter compared to an operating loss of $8.5 million in the Prior Year Quarter. Excluding gain on sale of trademark, operating loss from the Corporate segment in the Current Quarter was a loss of $7.9 million.

Other Expenses (income)-Net. Other expenses - net was approximately $16.1 million for the Current Quarter as compared to of $16.2 million for the Prior Year Quarter, a decrease of $0.1 million. The change primarily reflects a decrease of $2.4 million in the Current Quarter interest expense due to the year over year reduction in debt, mostly offset by mark to market accounting for our 5.75 % convertible note.

Provision for (Benefit) for Income Taxes. The effective income tax rate for the Current Quarter is approximately 24.6% resulting in a $2.3 million income tax expense, as compared to an effective income tax rate of 0.0% in the Prior Year Quarter which resulted in a $0.0 million income tax expense.  The increase in the tax expense is a result of an increase in foreign tax expense in the Current Quarter and a tax benefit recorded in the Prior Year Quarter related to the CARES Act.

Net Income (loss). Our net income was approximately $6.9 million in the Current Quarter, compared to a loss of approximately $21.0 million in the Prior Year Quarter, resulting from the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements are to refinance or extinguish existing indebtedness and to fund working capital needs.  We currently rely primarily on asset sales and the issuance of indebtedness to refinance existing indebtedness.  At March 31, 2021 and December 31, 2020, our cash totaled $48.2 million and $49.8 million, respectively, not including short-term restricted cash of $14.2 million and $9.4 million, respectively. Our short-term restricted cash primarily consists of collection and investment accounts related to our Securitization Notes.

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

In March 2021, we closed the Lee Cooper China Sale and received approximately $15.9 million in net proceeds. In March 2021, we repaid approximately $11.9 million under our Senior Secured Term Loan with proceeds from the Lee Cooper China Sale.

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

Operating Activities

Net cash provided by operating activities increased $9.9 million from net cash used by operating activities of $1.9 million in the Prior Year Quarter to net cash provided by operating activities of $8.0 million in the Current Quarter.  The increase is primarily due to a decrease in Accounts receivable and an increase in Other liabilities in the Current Quarter.

Investing Activities

Net cash provided by investing activities increased approximately $20.9 million from net cash used in investing activities of $5.1 million in the Prior Year Quarter to net cash provided by investing activities of $15.8 million in the Current Quarter. The difference between both periods is primarily due to the sale of the Lee Cooper China trademark in the Current Quarter.

Financing Activities

Net cash used in financing activities increased approximately $5.9 million from cash used in financing activities of $14.7 million in the Prior Year Quarter to cash used in financing activities of $20.6 million in the Current Quarter. The increase between both periods is primarily due to an increase in payments of long-term debt in the Current Quarter.

Other Matters

Critical Accounting Policies

Our consolidated financial statements are based on the accounting policies used. Certain accounting polices require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. We believe that the assumptions and estimates associated with revenue recognitions, allowances for doubtful accounts and impairment of our intangible assets have the greatest impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.  There have been no material changes with respect to our critical accounting policies from those disclosed in its 2020 Annual Report on Form 10-K filed with the SEC on March 31, 2021.

Recent Accounting Pronouncements

Refer to Note 20 of the notes to unaudited condensed consolidated financial statements for recent accounting pronouncements.

The statements that are not historical facts contained in this Quarterly Report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in our Form 10-K for the fiscal year ended December 31, 2020 and other SEC filings. The words “believe,” “anticipate,” “expect,” “confident,” “project,” “provide,” “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this Quarterly Report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on management’s evaluation, the principal executive officer and principal financial officer concluded that due to errors in 2020 related to our intangible asset impairment testing, an error in accounting for a sale of equity in a subsidiary, and an error in the prior year financial reporting of income taxes, our disclosure controls were not effective as of March 31, 2021 due to a material weakness in internal control over financial reporting. During 2021, the Company has implemented new internal controls and modifications to existing internal controls in these areas. Management believes that its efforts, when fully implemented, will be effective in remediating such material weakness by the end of 2021. In addition, management will continue to monitor the results of the remediation activities and test the new controls as part of its review of its internal control over financial reporting for 2021. Management is committed to the rigorous enforcement of an effective control environment.

Notwithstanding the material weakness in control over financial reporting described above, our principal executive officer and principal financial and accounting officer have concluded that the financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2021, that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, except for the modifications made to the Company’s internal controls in response to the material weaknesses noted above, there has been no change in the Company’s internal control during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control, except for the matters discussed above.

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

PART II. Other Information

Item 1. Legal Proceedings.

For information on Company legal proceedings, See Note 11 to our Condensed Consolidated Financial Statements in Part I, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2020, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to certain trademarks.

As of March 31, 2021, the Company’s consolidated balance sheet reflects debt of approximately $549.7 million (which is net of $0.3 million of debt issuance costs), including (i) securitization debt of $415.6 million under our Series 2012-1 4.229% Senior Secured Notes, Class A-2, Series 2013-1 4.352% Senior Secured Notes, Class A-2 (collectively, the “Senior Secured Notes”), and the Variable Funding Notes, (ii) senior secured debt of $79.2 million (net of original issue discount and debt issuance costs of $4.0 million) under our Senior Secured Term Loan, and (iii) subordinated secured debt of $94.4 million (which is recorded in our consolidated balance sheet as of March 31, 2021 at a fair value of $53.6 million) under our 5.75% convertible senior subordinated secured second lien notes due 2023 (the “5.75% Convertible Notes”). We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our outstanding debt obligations:

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

Our license with Centric Brands Inc., was our largest licensees during the three months ended March 31, 2021, representing approximately 13% of our total revenue for such period.

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

As of March 31, 2021, goodwill represented approximately $26.1 million, or approximately 7%, of the Company’s total consolidated assets, and trademarks and other intangible assets represented approximately $242.4 million, or approximately 60% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

In FY 2020, as a result of the impact of COVID-19 pandemic on current and estimated future cash flows and their impact on the fair value of the Rampage, Joe Boxer, Umbro, Pony, Hydraulic, Cannon and Fieldcrest indefinite-lived trademarks, the Company recorded non-cash asset impairment charges related to the write-off of certain of our trademarks of $35.1 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2021, the Company issued approximately 1.0 million shares of common stock in connection with the semi-annual interest payment on the 5.75% Convertible Notes, for no additional consideration to the Company.

The following table presents information with respect to purchases of common stock made by the Company during the Current Quarter (share count in thousands):

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 - January 31	—	$—	—	$—
February 1 -February 28	—	$—	—	$—
March 1 - March 31	184	$2.07	—	$—
Total	184	$2.07	—	$—

*	Amounts purchased represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002**

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: May 13, 2021	/s/ Robert C. Galvin
Robert Galvin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	/s/ John T. McClain
John T. McClain
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)